Form 10-Q
period 1996-03-31
PROVIDENT AMERICAN CORP
filed 1996-05-15
CIK 768892

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended. . . . . . . . . . . . . . . ..March 31, 1996

                                         OR

       [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

     For the transition period from. . . . . . . . . . . to. . . .. . . . . . .

    Commission file number. . . . . . . . . . . . . . . . . . . . . . . 0-13591

                           PROVIDENT AMERICAN CORPORATION
               (Exact name of registrant as specified in its charter)

          Pennsylvania                                          23-2214195

(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                2500 DeKalb Pike, Norristown, Pennsylvania 19404
                    (Address of principal executive offices)
                                   (Zip Code)

       Registrant's telephone number, including area code: (215) 279-2500

         Former name, former address and former fiscal year, if changed since last report: N/A

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X     No
                                              --------       --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,616,331 shares of common stock, par value $.10, outstanding as of May 10, 1996.

                         PROVIDENT AMERICAN CORPORATION

                                      INDEX

                                                             Page No.
                                                             --------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
            Three months ended March 31, 1996 and 1995. . . . . . 3

         Condensed Consolidated Balance Sheets -
            March 31, 1996 and December 31, 1995. . . . . . . . . 4

         Condensed Consolidated Statements of Cash Flows -
            Three months ended March 31, 1996 and 1995. . . . . . 5

         Notes to Condensed Consolidated Financial Statements . . 6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition. . . . . . . . . . 9

Part II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . .  17

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .  18

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Provident American Corporation and Subsidiaries
                  Condensed Consolidated Statements of Operations

(In thousands except per share data)                                                    3 Months        Ended March 31,
                                                                                          1996                 1995
                                                                                        --------        --------------
Revenue:
Premiums:         Accident and health..........................................         $ 11,658             $  9,904
                  Less reinsurance ceded ......................................           (5,142)              (4,123)
                                                                                        --------             --------
                                                                                           6,516                5,781
                  Life and annuity net of
                  reinsurance ceded of
                  $96 and $120  ...............................................            2,865                3,114
                                                                                        --------             --------
                  Total Premiums ..............................................            9,381                8,895

Net investment income .........................................................              709                  693
Realized gains on investments .................................................              130                   28
Other revenues ................................................................              214                  309
Litigation settlement, net of expenses ........................................           22,400
                                                                                        --------             --------
                  Total revenue ...............................................           32,834                9,925
                                                                                        --------             --------

Benefits and expenses:
         Death and other policy benefits:
                  Life ........................................................            1,297                1,229
                  Accident and health net of
                  reinsurance ceded of $3,555
                  and $2,106  .................................................            3,876                3,596
                  Annuity and other ...........................................              200                  161
                  Increase in liability for
                           future policy benefits .............................            2,078                1,196

         Depreciation and amortization ........................................               56                  212
         Taxes, licenses, and fees ............................................              573                  530
         Commissions, net of ceding allowance
                  of $1,727 and $1,206  .......................................            1,524                1,244
         Other operating expenses .............................................            2,584                2,287
         Amortization of deferred policy
                  acquisition costs ...........................................               26                   44
         Policy acquisition costs deferred ....................................             (191)                (225)
                                                                                        --------             --------
                  Total benefits and expenses .................................           12,023               10,274
                                                                                        --------             --------

Income (loss) before income taxes .............................................           20,811                 (349)

Provision for income taxes:
         Current ..............................................................            5,350                   18
         Deferred .............................................................              400
                                                                                        --------             --------
                  Total income taxes ..........................................            5,750                   18
                                                                                        --------             --------

                  Net income (loss) ...........................................           15,061                 (367)

Dividends on preferred stock ..................................................               83                   83
                  Net income (loss) applicable                                          --------             --------
                           to common stock ....................................         $ 14,978             $   (450)
                                                                                        --------             --------
                  Income (loss) per share of common stock .....................         $   1.49             $   (.05)
                                                                                        --------             --------
Common shares and equivalents used in
         computing income (loss) per share ....................................           10,030                8,484


             See notes to condensed consolidated financial statements.

Provident American Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars In Thousands)                                                                   March 31,         December 31,
                                                                                           1996                1995
                                                                                         --------           ------------
Assets
Investments:
         Bonds, amortized cost $42,984 and $44,062  ...........................         $ 42,373             $ 44,996
         Real estate, at cost, less accumulated
                  depreciation of $140 and $134 ...............................              960                  966
         Policy loans .........................................................              539                  533
         Other invested assets ................................................              535                  395
                                                                                        --------             --------
                           Total Investments ..................................           44,407               46,890

Cash and cash equivalents .....................................................            1,632                2,162
Receivable from litigation settlement,
         net of expenses ......................................................           22,400
Accrued investment income .....................................................              610                  650
Premiums due and uncollected ..................................................            1,505                1,201
Amounts due from reinsurers ...................................................            8,635               10,191
Property and equipment, at cost, less
         accumulated depreciation of $881
         and $831 .............................................................            3,429                3,479
Unamortized deferred policy acquisition costs .................................            1,151                  986
Other assets ..................................................................            1,777                1,592
                                                                                        --------             --------
                           Total Assets .......................................         $ 85,546             $ 67,151
                                                                                        --------             --------
Liabilities and Stockholders' Equity
Future policy benefits:
         Life .................................................................           36,168               35,290
         Annuities and other ..................................................            7,636                8,265
Policy claims .................................................................           11,575               10,105
Unearned premiums .............................................................              633                  544
Premiums received in advance ..................................................              914                  716
Amounts due to reinsurers .....................................................              612                3,768
Accrued commissions and expenses ..............................................            2,570                1,893
Notes payable - bank ..........................................................              717                  830
Current income taxes ..........................................................            5,385                   36
Deferred income taxes .........................................................              186                  327
Other liabilities .............................................................            1,580                1,953
                                                                                        --------             --------
                           Total Liabilities ..................................           67,976               63,727


Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $1:  authorized
         5,000,000 shares:
                  Series A Cumulative Convertible, issued 580,250 .............              580                  580
                  Series B Cumulative Convertible, issued 426,250 .............              426                  426
Common stock, par value $.10:  authorized
         25,000,000 issued 8,659,881 in 1996
                  and 8,650,481 in 1995 .......................................              866                  865
Common stock, Class A, par value $.10:
         Authorized 2,500,000, none issued
Additional paid-in capital ....................................................           10,259               10,227
Net unrealized appreciation (depreciation) of bonds ...........................             (397)                 467
Retained earnings (deficit) ...................................................            6,156               (8,821)
                                                                                        --------             --------
                                                                                          17,890                3,744
Less common stock held in treasury,
         at cost, 143,550 shares ..............................................             (320)                (320)
                                                                                        --------             --------
                           Total Stockholders' Equity .........................           17,570                3,424
                                                                                        --------             --------
Total Liabilities & Stockholders' Equity ......................................         $ 85,546             $ 67,151
                                                                                        --------             --------

            See notes to condensed consolidated financial statements.

Provident American Corporation and Subsidiaries
Consolidated Statements of Cash Flows


(In Thousands)                                                        3 Months ended March 31,
                                                                        1996           1995
                                                                      --------       --------
OPERATING ACTIVITIES
         Net income (loss)  .........................................   $ 15,061    $   (367)
         Adjustments to reconcile net income (loss) to net cash from operating activities:
                  Change in receivable from litigation ..............    (22,400)
                  Change in future policy benefits
                           and claims ...............................      2,487       1,931
                  Change in premium due and uncollec-
                           ted, unearned premiums and
                           premiums received in advance .............        (17)       (642)
                  Change in amounts due to/from
                           reinsurers ...............................     (1,600)      1,612
                  Change in accrued investment income ...............         40          26
                  Change in accrued commissions and
                           expenses .................................        677         (92)
                  Change in other assets, current
                           and deferred income taxes and
                           other liabilities ........................      5,172        (135)
                  Depreciation and amortization .....................         55         208
                  Deferred policy acquisition costs, net ............       (165)       (181)
                  Net realized gain on investments ..................       (130)        (28)
                                                                        --------    --------
         Net cash from operating activities .........................       (820)      2,332
                                                                        --------    --------

INVESTING ACTIVITIES
         Purchases of investments and loans
                  made ..............................................     (7,625)     (2,794)
         Sale of investments ........................................      8,602       4,587
         Maturity of investments and loans ..........................         86          77
         Acquisition of property and equipment ......................                    (76)
         Decrease in loan receivable ................................         19          54
                                                                        --------    --------
         Net cash from investing activities .........................      1,082       1,848
                                                                        --------    --------

FINANCING ACTIVITIES
         Deposits and interest credited to
                 contractholder deposit funds .......................        173         333
         Withdrawals from contractholder
                  deposit funds .....................................       (802)       (456)
         Issuance of common stock ...................................         33
         Dividends paid on preferred stock ..........................        (83)        (83)
         Proceeds from note payable - bank ..........................                     18
         Repayment of note payable - bank ...........................       (113)       (112)
                                                                        --------    --------
         Net cash from financing activities .........................       (792)       (300)
                                                                        --------    --------
         Increase (decrease) in cash
                  and cash equivalents ..............................       (530)      3,880
         Cash and cash equivalents,
                  beginning of period ...............................      2,162       2,310
                                                                        --------    --------
         Cash and cash equivalents,
                  end of period .....................................   $  1,632    $  6,190
                                                                        --------    --------

Interest paid .......................................................   $     19    $     27
Income tax paid .....................................................   $      1    $

             See notes to condensed consolidated financial statements.

                  Provident American Corporation and Subsidiaries
               Notes to Condensed Consolidated Financial Statements

                              (Dollars in thousands)

(1)      General

         The condensed consolidated financial statements included herein have been prepared by Provident American Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         The Company is a Pennsylvania corporation which was organized in 1982 and is regulated as an insurance holding company by the states in which its principal insurance subsidiary, Provident Indemnity Life Insurance Company ("PILIC"), a Pennsylvania stock life insurance company, is licensed.

(2)      Acquisitions

         On November 30, 1995, the Company entered into an agreement to acquire all of the outstanding common stock of Union Benefit Life Insurance Company ("UBLIC") for an amount equal to its adjusted capital and surplus, $500 in cash, plus the issuance of 100,000 shares of the Company's common stock. The shares to be issued are not currently registered securities and will have trading restrictions attached. At the time of the closing, UBLIC will not retain or operate any insurance business. Concurrently, the Company, UBLIC and PILIC entered into an agreement for the purchase and sale of the UBLIC business with Life and Health Insurance Company of America, a Pennsylvania insurer ("LHI"), pursuant to which all of the insurance business of UBLIC is to be purchased by LHI immediately prior to or concurrently with the purchase of the UBLIC stock by PILIC. The purchase price payable by LHI to UBLIC for the purchase of the UBLIC business is $1,800. These transactions are subject to the approval of the Pennsylvania Insurance Department and are expected to be completed during April

1996. UBLIC is licensed to transact life, accident and health insurance in forty
(40) states and the District of Columbia. After the closing, it is anticipated that UBLIC will engage in the sale of life, accident and health insurance business, subject to approval by the Pennsylvania Insurance Department and the availability of adequate capital and surplus. This transaction, which will be accounted for as a purchase, is not expected to have a material effect on the Company's consolidated results of operations, total assets or stockholders' equity.

         On April 18, 1996, the Company announced that it had terminated negotiations with the principals of Residential Healthcare, Inc. t/a Medical Resources, Ltd. ("Medical Resources") for the purchase of all of the outstanding capital stock of Medical Resources and a portion of two affiliated companies, Coastal Services, Eastern, Inc. and National Hospital Network, Inc. (collectively the "Medical Resources Acquisitions"), pursuant to the conditions of a letter of intent executed by the parties in August 1995.

         PILIC, through its subsidiary, Montgomery Management Corporation ("Montgomery"), continues to own a 25% interest in the issued and outstanding shares of Coastal Services, Eastern, Inc. ("CSE").

         As a result of the discontinuance of negotiations relative to the Medical Resources Acquisitions and its attendant business, the Company discontinued further negotiations with NationsCredit Commercial Corporation relative to the commitment of NationsCredit for financing in the approximate amount of $14.5 million in connection with the Medical Resources Acquisitions.

         In addition, effective in April 1996, PILIC ceased utilizing CSE for the provision of administrative services with respect to certain specified health insurance business of PILIC, and administration of such business was recaptured and will be continued by PILIC.

(3)      Litigation Settlement

         Effective as of February 12, 1996, the Loewen Group, Inc. and Loewen Group International, Inc. (collectively "Loewen") agreed to settle certain litigation with the Company by agreeing to pay on April 1, 1996 $3 million in cash and to issue to the Company 718,519 shares of the common stock of Loewen to compensate the Company for damages sustained. The settlement amounts to approximately $14.6 million which is net of approximately $7.8 million of income taxes and $7.6 million of counsel fees and costs. Loewen is also required to use its best efforts to cause the 718,519 shares to be registered under the Securities Act of 1933. The value of each Loewen share is $27.00 and to the extent that the value of each share is less that $27.00 at the end of a determination period Loewen has agreed to pay to the Company cash or additional shares of Loewen common stock as shall be equal to the difference between $27.00 per share and the then NASDAQ market price.

(4)      Income Taxes

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Prior to 1996, the Company established a valuation allowance (approximately $2,800 at December 31, 1995) for deferred tax assets because of reasonable doubt as to their realization.

         During the first quarter of 1996, the Company reduced the valuation allowance to reflect the deferred tax assets utilized in 1996 to reduce current income taxes (approximately $1.1 million) and to recognize a deferred tax asset of approximately $.9 million. The recognized deferred tax asset is based upon expected utilization of certain net operating loss carryforwards and reversal of certain temporary differences and has been offset against the required deferred tax liability at March 31, 1996. The remaining valuation allowance at March 31, 1996 amounts to approximately $.8 million. The Company will continue to review this valuation allowance and make adjustments as appropriate.

(5)      Earnings (loss) per share of common stock

         Primary earnings (loss) per share has been computed by dividing net income (loss) applicable to common stock, by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect in periods where there are earnings. Equivalents were anti-dilutive in 1995.

         There is no significant difference between earnings per share on a primary and a fully diluted basis since the assumed conversion of the outstanding convertible preferred stock is anti-dilutive.

(6)  Reclassification

         Certain prior year amounts have been reclassified to conform with the current presentation.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

General

         The Company's principal business consists of the underwriting and administration of life, annuities and accident and health insurance policies. The insurance business is operated through the Company's wholly-owned subsidiary, PILIC.

         The Company is continuing the process of shifting its healthcare insurance business to managed care plans. The initial step in this process was to "outsource" the policy and claims administration functions. In addition to providing improved operating efficiencies, the new administration system is expected to provide claim cost savings. This important first step in the evolution to a managed care environment was implemented at the end of 1994. The Company presently has several alliances with doctors and hospitals and during 1996 expects to expand this business by vigorously seeking additional alliances with various doctor and hospital groups in the states where the Company is licensed to do business. The formation of these alliances with favorable fee schedules and a reputation for high quality medical care is allowing the Company to develop attractive new small group health products and recruit high caliber distributors for this market. These health products will be competitively priced flexible managed care alternatives to the Blue Cross/Blue Shield and various Health Maintenance Organization (HMO) products.

         The Company has devoted considerable marketing efforts to the development and sale of pre-need life insurance policies to prefund the purchase of a funeral and its companion product, the Final Expense Policy. This whole life final expense plan includes a Retirement Deposit Fund Rider, is targeted at a younger senior citizen and continues to expand the Company's funeral insurance business. The market for pre-need life insurance policies and other insurance and savings products for senior citizens has been expanding since the early 1980's, and the Company believes that the market will continue to expand, sometimes rapidly, in the 1990's and beyond. Thus, one of the Company's major business efforts has been concentrated on the development and sale of life insurance policies and other products appropriate for senior citizens in this market by the use of captive agents, independent agents and brokers and direct mail.

         Since 1989, the Company has made a significant investment in the development of its pre-need life insurance business. Cumulative losses to date have approximated $9.0 million including substantial market and product development costs, as well as policy acquisition costs, none of which have been deferred. The pre-need business is not expected to be profitable in the immediate future as the Company's lapse and mortality experience continue to be higher than originally anticipated. Premium growth has been reduced due to the product and marketing program refinements that have been made to achieve appropriate profitability.

         The Company has entered into agreements pursuant to which options to purchase shares of the Company's common stock will be granted to various agents licensed by PILIC as they achieve certain production quotas and performance levels. The Company believes the granting of options to purchase its common stock will provide an incentive for its agents in the production of premiums from the sale of pre-need insurance products in the future.

Results of Operations

         During the three months ended March 31, 1996, premium revenues were $9.4 million compared to $8.9 million for the three months ended March 31, 1995. Accident and health premium increased $.7 million, to $6.5 million, group life premium remained steady at $.5 million and individual life insurance, consisting primarily of pre-need and final expense business, decreased by $.3 million to $2.8 million. Accident and health policy benefits represent 59.4% of accident and health earned premium for the three months ended March 31, 1996 compared to 62.2% for the three months ended March 31, 1995. The reported loss ratio for the year ended December 31, 1995 was 62.5%.

         Net investment income remained steady at approximately $.7 million. The average yield on investments owned has decreased from 6.7% at March 31, 1995 to 6.3% at March 31, 1996.

         At March 31, 1996 and 1995, annualized accident and health premium amounted to $43.8 million and $35.3 million, respectively, consisting of approximately 23,000 and 16,000 certificate holders, respectively. The net increase in annualized premium resulted from an increase in business of $7.9 million (consisting of new business amounting to approximately $31.5 million net of lapses amounting to approximately $23.6 million) plus premium rate increases of approximately $2.3 million.

         The group accident and health insurance lapse ratios for the twelve months ended March 31, 1996 and 1995 were 56.7% and 57.6%, respectively. The group accident and health lapse ratios include small group medical plans which by their nature have higher lapsation. The small group medical business amounts to approximately 77% and 57%, respectively, of the group accident and health business. The lapse ratios continue to reflect the results of continued premium rate increases as well as the continuing trend away from traditional healthcare insurance to managed care plans. The Company is continuing the process of shifting its healthcare insurance business to managed care plans. In order to further reduce the lapse ratio, the Company continues to follow the practice of pooling claim experience for re-rating of all cases with less than 25 participants. In addition, the Company has a conservation program which, as part of the renewal process, offers alternative types of insurance products. While some policy-holders have switched to less expensive insurance plans, the Company does not believe the plans are less profitable.

         The individual life insurance lapse ratios on an annualized basis for the three months ended March 31, 1996 and 1995 were 12.7% and 8.7%, respectively. The higher 1996 lapse ratio results primarily from an increase in the non-renewal of final expense policies.

         Operating expenses, including commissions, depreciation and amortization and other operating expenses, amounted to $4.1 million and $3.7 million for the three months ended March 31, 1996 and 1995, respectively. Such expenses for the three months ended March 31, 1996 and 1995 are net of ceding commissions on reinsurance agreements of approximately $1.7 million and $1.2 million, respectively and represent approximately 40.3% and 37.7%, respectively, of earned premium before reinsurance ceded. The percentage increase in 1996 expenses results primarily from increased first year commissions on the small group medical business. The present level of operating expenses anticipates a significant increase in future business volume.

         Net income applicable to common stock for the three months ended March 31, 1996, was a gain of $15.0 million ($1.49 per share) compared to a loss of $450 thousand ($.05 per share) for the three months ended March 31, 1995. The three months ended March 31, 1996 includes a litigation settlement of $14.6 million ($1.46 per share) net of estimated income taxes of approximately $7.8 million and counsel fees and costs of approximately $7.6 million.

Liquidity and Capital Resources

         A major objective of the Company is to continue to strengthen its financial position with sufficient liquidity to fund growth and fulfill statutory requirements. Liquidity in the insurance business generally relates to the insurer's ability to meet all cash requirements with funds generated from the cash flow of normal operations.

         The primary sources of cash are premiums and investment income. The primary uses of cash are operating costs and benefit payments to policyholders. Cash flow from operations is transferred to the investment portfolio where it is available for future cash needs. The Company anticipates that it will continue to fund surrenders and benefit payments through cash flow of normal operations, scheduled investment maturities, interest income and the liquidation of short-term investments.

         Effective as of February 12, 1996, the Loewen Group, Inc. and Loewen Group International, Inc. (collectively "Loewen") agreed to settle certain litigation with the Company by agreeing to pay on April 1, 1996 $3 million in cash and to issue to the Company 718,519 shares of the common stock of Loewen to compensate the Company for damages sustained. The settlement amounts to approximately $14.6 million which is net of approximately $7.8 million of income taxes and $7.6 million of counsel fees and costs. Loewen is also required to use its best efforts to cause the 718,519 shares to be registered under the Securities Act of 1933. The value of each Loewen share is $27.00 and to the extent that the value of each share is less that $27.00 at the end of a determination period Loewen has agreed to pay to the Company cash or additional shares of Loewen common stock as shall be equal to the difference between $27.00 per share and the then NASDAQ market price.

         For the three months ended March 31, 1996, total cash and investments decreased by approximately $3.0 million, of which approximately $.8 million was used by operating activities approximately $1.5 million as a result of the change in the aggregate market value of debt securities, $.8 million of withdrawals from deposit funds, and approximately $.1 million used to pay dividends on preferred stock; cash and investments increased by approximately $.2 million of deposit funds received and interest credited thereon; and $.1 million was provided from other sources. The decrease in amounts due from reinsurers results primarily from a reduction in amounts due under a life reinsurance agreement resulting from the collection of a ceding allowance and recapture of the reinsurance ceded offset by an increase in the backlog of policy claims. The decrease in amounts due to reinsurers results primarily from the payment of reinsurance premiums accrued at December 31, 1995. The increase in future policy benefits results primarily from the continuing sales of new business and renewal of existing policies. The liability for future policy benefits of annuities decreased because of surrenders of deposit administration group annuities. The increase in the liabilities for policy claims results from an increase in the number of unprocessed claims. The liability for current income taxes results primarily from the significant increase in operating results primarily from the litigation settlement. The decrease in deferred income taxes results from a reduction in the prior year's valuation allowance for deferred tax assets, the tax effect of the increase in the amount of net unrealized losses on investments classified as "available for sale" offset by an increase in deferred tax liabilities. Accrued commissions and expenses increased primarily as a result of the timing of when payments, for such expenses, are made. Other liabilities decreased primarily from a reduction in the net liability to several insurance carriers for premium received, less claims paid, on limited self funded business by Montgomery as Managing General Underwriter.

         PILIC has approximately $3.6 million of deposit administration group annuities which may be surrendered by contractholders. Practically all these contracts are subject to a 5% surrender charge, a six month waiting period, a maximum withdrawal of $50 thousand per month and reduction to 3% in the amount of interest which is credited during the termination phase. During the three months ended March 31, 1996 and 1995 and for the year ended December 31, 1995 group annuity surrenders amounted to approximately $647, $350 and $1,100, respectively. Surrender benefits on all other insurance products over the past several years have not been significant and are not expected to be in the future. The pre-need and final expense products presently being sold are relatively small and do not accumulate significant surrender benefits.

         The Company has classified all of its debt securities as "available for sale" and accordingly, at December 31, 1995 recorded as a separate component of stockholders equity an unrealized gain amounting to approximately $467, net of approximately $327 applicable to deferred federal income taxes and approximately $140 applicable to life future policy benefits. At March 31, 1996, the Company recorded an unrealized loss of approximately $397, net of approximately $214 applicable to deferred federal income taxes. The net effect on shareholders' equity as a result of this fair market value accounting method was to decrease shareholders' equity by approximately $.9 million for the three months ended March 31, 1996. The cumulative change in aggregate fair market values is a direct result of the overall change in interest rates.

         Management believes, under its present assessment of the Company's insurance operations, that the Company has sufficient liquidity and capital to meet the Company's short-term and long-term financial commitments. At March 31, 1996, the Company had shareholders' equity of $17.3 million with total assets of $85.5 million. Total assets included cash and investments of $46.0 million which consisted of $42.4 million in bonds issued by the U.S. Government or government agencies, public utilities and other corporations, $2.0 million invested in policy loans, real estate and other invested assets and $1.6 million in cash and cash equivalents. The market value of cash and investments was approximately $46.0 million at March 31, 1996. The $42.4 million of bonds are investment grade securities ranging in maturity from one to twenty-nine years.

         The Company and its subsidiaries historically have not and currently do not invest in high yield debt instruments, defined as securities below investment grade with interest rates or yields significantly above market rates.

         Because of the long-term nature of its life insurance and annuity contracts, the Company expects to hold its bonds to maturity. However, all bonds are considered to be "available for sale" and in order to maximize investment income, Company policy presently is to purchase medium-term U.S. Treasury and government agency bonds rather than purchasing short-term securities which would provide for anticipated maturities up to 10 years. This policy necessitates periodic sales of securities prior to maturity when cash flow from operations is not sufficient to meet current obligations.

         The sale of life insurance policies requires substantial capital due to acquisition costs incurred in the initial year of issuance and the necessity to maintain sufficient surplus levels for regulatory purposes. In general, the Company anticipates meeting these demands from premiums on new business, investment income and income from current business in force.

         Under the terms of a Quota Share Reinsurance Agreement, PILIC presently cedes 47.5% of the liability on the first $85,000 of claims per person, per calendar year of its group accident and health insurance business. PILIC receives a 31.5% ceding commission except on its small group medical business, which for the three months ended March 31, 1996 and 1995 amounts to approximately 77% and 57%, respectively, of the Company's group accident and health business, it receives ceding commissions of 41.5% on first year business and 26.5% on renewal business. Effective January 1, 1996, the ceding allowance was increased by 4% for both new and renewal business. For the three months ended March 31, 1996 and 1995 the combined ceding commissions amounted to approximately 38.8% and 31.6%, respectively. This agreement is unlimited as to duration, however, it may be terminated on October 1, 1996 or any October 1 thereafter by either party giving 120 days notice. In addition, the Company generally assumes 30% (up to $150 per individual) of the liability on its limited self funded business, which consists generally of policies issued to limit the claims expenses of employers that self-insure group medical benefits with respect to any individual employee and in the aggregate.

         Unfavorable economic conditions have contributed to an increase in the number of insurance companies that are under regulatory supervision. This is expected to result in an increase in mandatory assessments by state guaranty funds of solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Although PILIC is not able to reasonably estimate the potential effect on it of any such assessments or voluntary payments, such amounts are not expected to have a material adverse effect on PILIC's financial condition. Guaranty fund assessments charged against operations for the three months ended March 31, 1996 and 1995 and the year ended December 31, 1995 amounted to $2, $36 and $105, respectively, and are net of approximately $5, $4 and $68, respectively, which is estimated to be allowable as a credit against future state premium taxes.

         The statutory capital and surplus of PILIC was approximately $8.6 million at March 31, 1996 which includes the benefits of certain permitted practices. The minimum statutory capital and surplus requirement for life insurance companies domiciled in Pennsylvania is currently $1,650. Administrative rules and legal restrictions of state insurance departments presently prevent payment of dividends by PILIC to its parent company without regulatory approval. At December 31, 1995, PILIC calculated its "Risk Based Capital" utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate PILIC's adjusted capital, amounting to approximately $6.7 million, exceeds the amount required by approximately $1.5 million. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurers business. This formula is expected to be the primary measurement as to the adequacy of total capital and surplus of life insurance companies.

         On November 30, 1995, the Company entered into an agreement to acquire all of the outstanding common stock of Union Benefit Life Insurance Company ("UBLIC") for an amount equal to its adjusted capital and surplus, $500 in cash, plus the issuance of 100,000 shares of the Company's common stock. The shares to be issued are not currently registered securities and will have trading restrictions attached. At the time of the closing, UBLIC will not retain or operate any insurance business. Concurrently, the Company, UBLIC and PILIC entered into an agreement for the purchase and sale of the UBLIC business with Life and Health Insurance Company of America, a Pennsylvania insurer ("LHI"), pursuant to which all of the insurance business of UBLIC is to be purchased by LHI immediately prior to or concurrently with the purchase of the UBLIC stock by PILIC. The purchase price payable by LHI to UBLIC for the purchase of the UBLIC business is $1,800. These transactions are subject to the approval of the Pennsylvania Insurance Department and are expected to be completed during April 1996. UBLIC is licensed to transact life, accident and health insurance in forty
(40) states and the District of Columbia. After the closing, it is anticipated that UBLIC will engage in the sale of life, accident and health insurance business, subject to approval by the Pennsylvania Insurance Department and the availability of adequate capital and surplus. This transaction, which will be accounted for as a purchase, is not expected to have a material effect on the Company's consolidated results of operations, total assets or stockholders' equity.

         On April 18, 1996, the Company announced that it had terminated negotiations with the principals of Residential Healthcare, Inc. t/a Medical Resources, Ltd. ("Medical Resources") for the purchase of all of the outstanding capital stock of Medical Resources and a portion of two affiliated companies, Coastal Services, Eastern, Inc. and National Hospital Network, Inc. (collectively the "Medical Resources Acquisitions"), pursuant to the conditions of a letter of intent executed by the parties in August 1995.

         PILIC, through its subsidiary, Montgomery Management Corporation, continues to own a 25% interest in the issued and outstanding shares of Coastal Services, Eastern, Inc. ("CSE").

         As a result of the discontinuance of negotiations relative to the Medical Resources Acquisitions and its attendant business, the Company discontinued further negotiations with NationsCredit Commercial Corporation relative to the commitment of NationsCredit for financing in the approximate amount of $14.5 million in connection with the Medical Resources Acquisitions.

         In addition, effective in April 1996, PILIC ceased utilizing CSE for the provision of administrative services with respect to certain specified health insurance business of PILIC, and administration of such business was recaptured and will be continued by PILIC.

Ratio of Premiums Written to Capital and Surplus

         Certain industry guidelines, including those of the National Association of Insurance Commissioners, suggest that a life insurer's ratio of annual net premiums written to statutory capital and surplus should not exceed 3 to 1 for the accident and health segment of the industry, which currently accounts for approximately 70% of the Company's business and between 7 and 10 to 1 for annuities and ordinary life, which currently accounts for approximately 25% of the Company's business. For the year ended December 31, 1995, PILIC's overall ratio was 5.9 to 1. For the three months ended March 31, 1996 the ratio on an annualized basis was 4.4 to 1. Although PILIC's statutory surplus is small compared to its competitors, business in the areas in which it is focusing (pre-need funeral insurance and accident and health insurance) will not be materially adversely affected by its ratio of net premium written to statutory capital and surplus because those products do not cause a material strain on surplus due to the single premium basis on which a majority of such policies are sold. However, the Company believes, the primary measurement as to the adequacy of capital and surplus will be determined on the basis of the "Risk Based Capital" formula of the National Association of Insurance Commissioners and adopted in Pennsylvania and a number of other states where the Insurance Subsidiaries do business.

Other

         Capital expenditures in 1996 are not expected to be significant.

                            PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.

         In April of 1992, the Company and PILIC commenced an action in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. CV92-1964) against The Loewen Group, Inc. and Loewen Group International, Inc. (collectively "Loewen") for breach of contract, fraud, conspiracy, negligence, malicious interference with contractual relations, and breach of the duty of good faith, and seeking compensatory damages in the amount of $58.8 million dollars, together with punitive damages against Loewen. This litigation was settled, effective as of February 12, 1996, pursuant to the terms and conditions of a Settlement Agreement and Mutual General Release ("Settlement Agreement"). The Settlement Agreement provides that Loewen shall make a cash payment in the amount of $3,000,000 on April 1, 1996, plus issue stock certificates representing One Million (1,000,000) shares of the common stock, without par value, of The Loewen Group, Inc. ("Settlement Shares"), allocated as follows: (a) $500,000 and 77,500 Settlement Shares to compensate the Company for damages sustained through its loss of goodwill in the insurance industry as a result of litigation; (b) $500,000 and 82,500 Settlement Shares to compensate the Company for damages sustained through the loss in the value of the shares of the common stock of PILIC as a result of the litigation; (c) 279,260 Settlement Shares to PILIC to compensate it for damages sustained as a result of the loss of unrealized profits; (d) 123,630 Settlement Shares to PILIC in payment of the overhead, administration and management expenses incurred by PILIC during the period May 1, 1991 through January 31, 1992; (e) $2,000,000 and 155,629
Settlement Shares to PILIC to compensate PILIC for damages sustained as a result of the claimed tortious conduct of Loewen; and (f) the balance of the Settlement Shares allocated to counsel fees and costs. Pursuant to the Settlement Agreement, Loewen is required to use its best efforts to cause the Settlement Shares to be registered under the Securities Act of 1933, as amended, in accordance with the terms and conditions of the Settlement Agreement. For the purposes of the Settlement Agreement, the value of a Settlement Share is $27.00, and, to the extent that the value of a Settlement Share, as of the end of the Determination Period (as such term is described in the Settlement Agreement) is less than $27.00 per share, Loewen has agreed to pay to Company or PILIC, as the case may be, cash or additional shares of Loewen common stock, without par value, as shall be equal to the difference between $27.00 per share and the then NASDAQ market price of a share of Loewen common stock. The settlement is subject to other terms, conditions or restrictions as are set forth in the Settlement Agreements.

Item 2.  Change in Securities.

         Not applicable.


Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  (11)     Earnings Per Share Computation

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K:

         April 18, 1996 - Item 5 - Announcing the termination of negotiations for the purchase of all of the outstanding capital stock of Residential Healthcare Inc., trading as Medical Resources, Ltd. and a portion of two affiliated businesses.

         No other reports of Form 8-K were filed during the quarter ended March 31, 1996.

                                      Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Provident American Corporation

                  By: /s/Anthony R. Verdi
                      ----------------------------------
                      Anthony R. Verdi, Treasurer and
                      Chief Financial Officer

Date:  May 13, 1996