Form 10-Q
period 1996-06-30
PROVIDENT AMERICAN CORP
filed 1996-08-14
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended. . . . . . . . . . . . . . . . .June 30, 1996

                                       OR

  [  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the transition period from. . . . . . . . . . . to. . . . . . . . . . .

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

                                 Yes  X  No
                                     ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,720,231 shares of common stock, par value $.10, outstanding as of August 10, 1996.

                               Page 1 of 22 Pages

                         PROVIDENT AMERICAN CORPORATION


                                      INDEX



                                                               Page No.
                                                               -------
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Statements of Operations. . . . . . . . .   3

         Consolidated Balance Sheets. . . . . . . . . . . . . .   4

         Consolidated Statements of Cash Flows. . . . . . . . .   5

         Notes to Condensed Consolidated Financial Statements .   6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition. . . . . . . . .  10


Part II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . .  20

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .  21

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .  22


                               Page 2 of 22 Pages

                          PART I. FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

                 Provident American Corporation and Subsidiaries
                 Consolidated Statements of Operations

(In thousands except per share data)                         3 Months Ended June 30,          6 Months Ended June 30,
                                                               1996             1995            1996             1995
                                                             --------         --------        --------         ------
Revenue:
Premiums:     Accident and health . . . . . . . . .          $13,706          $ 9,114         $25,364          $19,018
              Less reinsurance ceded. . . . . . . .            6,074            3,693          11,216            7,816
                                                             -------          -------         -------          -------
                                                               7,632            5,421          14,148           11,202
              Life and annuity net of
              reinsurance ceded of $(2,126),
              $124, $(2,222) and $244 . . . . . . .            5,213            3,472           8,078            6,586
                                                             -------          -------         -------          -------
                 Total Premiums . . . . . . . . . .           12,845            8,893          22,226           17,788

Net investment income. . . . . . . . . . . . . .                 771              754           1,480            1,447
Realized gains (losses) on investments . . . . .                (101)             114              29              142
Other revenues . . . . . . . . . . . . . . . . .                 238              268             452              577
Litigation settlement,
    net of expenses . . . . . . . . . . . . . . .                                              22,400
                                                             -------          -------         -------
        Total revenue . . . . . . . .  . . . . . .            13,753           10,029          46,587           19,954
                                                             -------          -------         -------          -------

Benefits and expenses:
    Death and other policy benefits:
        Life . . . . . . . . . . . . . . . . . . .             1,203              977           2,500            2,206
        Accident and health net of
              reinsurance ceded of $4,237,
              $2,809, $7,792 and $4,915 . . . . . .            4,607            3,600           8,483            7,196
        Annuity and other. . . . . . . . . . . . .               (24)             310             176              471
        Increase in liability for
              future policy benefits. . . . . . . .            3,305            1,741           5,383            2,937
    Depreciation and amortization . . . . . . . .                 89              214             145              426
    Taxes, licenses, and fees . . . . . . . . . .                601              281           1,174              811
    Commissions, net of ceding
        allowance of $2,128, $1,135, $3,855
              and $2,341. . . . . . . . . . . . . .            2,165            1,270           3,689            2,514
    Other operating expenses. . . . . . . . . . .              3,045            2,501           5,629            4,788
    Amortization of deferred policy
        acquisition costs. . . . . . . . . . . . .                26               63              52              107
    Policy acquisition costs deferred . . . . . .               (150)            (258)           (341)            (483)
                                                             -------          -------         -------          -------
        Total benefits and expenses. . . . . . . .            14,867           10,699          26,890           20,973
                                                             -------          -------         -------          -------

Income (loss) before income taxes. . . . . . . .              (1,114)            (670)         19,697           (1,019)

Provision for income taxes:
    Current . . . . . . . . . . . . . . . . . . .               (450)               2           4,900               20
    Deferred. . . . . . . . . . . . . . . . . . .                                                 400
                                                             -------          -------         -------
        Total income taxes . . . . . . . . . . . .              (450)               2           5,300               20
                                                             -------          -------         -------          -------

        Net income (loss). . . . . . . . . . . . .              (664)            (672)         14,397           (1,039)
Dividends on preferred stock . . . . . . . . . .                  37               84             120              167
                                                             -------          -------         -------          -------
        Net income (loss) applicable
              to common stock . . . . . . . . . . .          $  (701)         $  (756)        $14,277          $(1,206)
                                                             -------          -------         -------          -------
        Income (loss) per share of
              common stock. . . . . . . . . . . . .          $  (.08)         $  (.09)        $  1.38          $  (.14)
                                                             -------          -------         -------          -------

Common shares and equivalents used in
    computing income (loss) per share . . . . . .              8,825            8,484          10,374            8,484

            See notes to condensed consolidated financial statements.

                               Page 3 of 22 Pages

                 Provident American Corporation and Subsidiaries
                           Consolidated Balance Sheets

(Dollars In Thousands)                                                                June 30,         December 31,
                                                                                        1996               1995
                                                                                      --------           --------
Assets
Investments:
     Bonds, amortized cost $46,034 and $44,062. . . . .                               $44,940              $44,996
     Marketable securities, cost $19,400. . . . . . . .                                21,735
     Real estate, at cost, less accumulated
         depreciation of $146 and $134 . . . . . . . . .                                  954                  966
     Policy loans . . . . . . . . . . . . . . . . . . .                                   531                  533
     Other invested assets. . . . . . . . . . . . . . .                                   532                  395
                                                                                      -------              -------
                       Total Investments                                               68,692               46,890

Cash and cash equivalents . . . . . . . . . . . . . .                                   1,738                2,162
Accrued investment income . . . . . . . . . . . . . .                                     731                  650
Premiums due and uncollected. . . . . . . . . . . . .                                   1,701                1,201
Amounts due from reinsurers . . . . . . . . . . . . .                                   9,877               10,191
Property and equipment, at cost, less
     accumulated depreciation of $931
     and $831 . . . . . . . . . . . . . . . . . . . . .                                 3,850                3,479
Goodwill. . . . . . . . . . . . . . . . . . . . . . .                                   1,961
Unamortized deferred policy acquisition costs . . . .                                   1,275                  986
Loans receivable from director and stockholders . . .                                     440
Other assets. . . . . . . . . . . . . . . . . . . . .                                   1,671                1,592
                                                                                      -------              -------
                       Total Assets                                                   $91,936              $67,151
                                                                                      -------              -------

Liabilities and Stockholders' Equity
Future policy benefits:
     Life . . . . . . . . . . . . . . . . . . . . . . .                                37,234               35,290
     Annuities and other. . . . . . . . . . . . . . . .                                 7,345                8,265
Policy claims . . . . . . . . . . . . . . . . . . . .                                  13,563               10,105
Unearned premiums . . . . . . . . . . . . . . . . . .                                     745                  544
Premiums received in advance. . . . . . . . . . . . .                                     864                  716
Amounts due to reinsurers . . . . . . . . . . . . . .                                     828                3,768
Accrued commissions and expenses. . . . . . . . . . .                                   3,366                1,893
Notes payable - bank. . . . . . . . . . . . . . . . .                                     605                  830
Current income taxes. . . . . . . . . . . . . . . . .                                   5,109                   36
Deferred income taxes . . . . . . . . . . . . . . . .                                     834                  327
Other liabilities . . . . . . . . . . . . . . . . . .                                   2,655                1,953
                                                                                      -------              -------
                       Total Liabilities                                               73,148               63,727

Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $1:  authorized
     5,000,000 shares:
         Series A Cumulative Convertible, issued 580,250                                  580                  580
         Series B Cumulative Convertible, issued and 426,250                                                   426
Common stock, par value $.10:  authorized
     25,000,000 issued 9,245,481 in 1996
         and 8,650,481 in 1995 . . . . . . . . . . . . .                                  925                  865
Common stock, Class A, par value $.10:
     Authorized 2,500,000, none issued
Additional paid-in capital. . . . . . . . . . . . . .                                  11,340               10,227
Net unrealized appreciation (depreciation) of bonds .                                    (711)                 467
Net unrealized appreciation of marketable securities                                    1,518
Retained earnings (deficit) . . . . . . . . . . . . .                                   5,456               (8,821)
                                                                                      -------              -------
                                                                                       19,108                3,744
Less common stock held in treasury,
     at cost, 143,550 shares. . . . . . . . . . . . . .                                  (320)                (320)
                                                                                      -------              -------
                       Total Stockholders' Equity                                      18,788                3,424
                                                                                      -------              -------

Total Liabilities & Stockholders' Equity                                              $91,936              $67,151
                                                                                      -------              -------

            See notes to condensed consolidated financial statements.

                               Page 4 of 22 Pages

                 Provident American Corporation and Subsidiaries
                            Statements of Cash Flows


(In Thousands)                                                                       6 Months ended June 30,
                                                                                    1996                 1995
                                                                                  --------             ------
OPERATING ACTIVITIES
     Net income (loss). . . . . . . . . . . . . . .                               $14,397              $(1,039)
     Adjustments to reconcile net income (loss)
         to net cash from operating activities:
         Marketable securities received
              from litigation. . . . . . . . . . . . .                            (19,400)
         Change in future policy benefits
              and claims . . . . . . . . . . . . . . .                              5,509                2,573
         Change in premium due and uncollected
              unearned premiums and
              premiums received in advance . . . . . .                               (151)                  53
         Change in amounts due to/from
              reinsurers . . . . . . . . . . . . . . .                             (2,626)               1,230
         Change in accrued investment income . . . .                                  (81)                  16
         Change in accrued commissions and
              expenses . . . . . . . . . . . . . . . .                              1,115                 (163)
         Change in other assets, current
              and deferred income taxes and
              other liabilities. . . . . . . . . . . .                              5,076                 (323)
         Depreciation and amortization . . . . . . .                                  147                  422
         Deferred policy acquisition costs, net. . .                                 (289)                (376)
         Net realized gain on investments. . . . . .                                  (29)                (142)
                                                                                 --------              -------
     Net cash from operating activities . . . . . .                                 3,668                2,251
                                                                                 --------              -------

INVESTING ACTIVITIES
     Purchases of investments and loans
         made. . . . . . . . . . . . . . . . . . . .                              (13,417)              (6,834)
     Sale of investments. . . . . . . . . . . . . .                                14,471                5,605
     Maturity of investments and loans. . . . . . .                                   444                  108
     Acquisition of property and equipment. . . . .                                  (179)                 (76)
     (Increase) decrease in loans receivable. . . .                                  (440)                 105
     Acquisition of business, net of cash acquired.                                (4,486)
     Sale of business, net of cash given. . . . . .                                                      1,121
                                                                                 --------              -------
     Net cash from investing activities . . . . . .                                (3,607)                  29
                                                                                 --------              -------

FINANCING ACTIVITIES
     Deposits and interest credited to
         contractholder deposit funds. . . . . . . .                                  231                  497
     Withdrawals from contractholder
         deposit funds . . . . . . . . . . . . . . .                               (1,118)                (793)
     Issuance of common stock . . . . . . . . . . .                                   747
     Dividends paid on preferred stock. . . . . . .                                  (120)                (167)
     Proceeds from note payable - bank. . . . . . .                                                         50
     Repayment of note payable - bank . . . . . . .                                  (225)                (212)
                                                                                 --------              -------
     Net cash from financing activities . . . . . .                                  (485)                (625)
                                                                                 --------              -------

     Increase (decrease) in cash
         and cash equivalents. . . . . . . . . . . .                                 (424)               1,655
     Cash and cash equivalents,
         beginning of period . . . . . . . . . . . .                                2,162                2,310
                                                                                 --------              -------
     Cash and cash equivalents,
         end of period . . . . . . . . . . . . . . .                             $  1,738              $ 3,965
                                                                                 --------              -------

Interest paid . . . . . . . . . . . . . . . . . .                                $     34              $    54
Income tax paid . . . . . . . . . . . . . . . . .                                $      1              $     3

            See notes to condensed consolidated financial statements.

                               Page 5 of 22 Pages

                 Provident American Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in thousands)


(1)     General

        The condensed consolidated financial statements included herein have been prepared by Provident American Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

        These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

        The Company is a Pennsylvania corporation which was organized in 1982 and is regulated as an insurance holding company by the states in which its principal insurance subsidiaries, Provident Indemnity Life Insurance Company ("PILIC") and Provident American Life and Health Insurance Company ("PAHLIC"), both Pennsylvania stock life insurance companies, are licensed.


(2)     Acquisitions

        Effective March 1, 1996 PILIC acquired all of the issued and outstanding stock of Union Benefit Life Insurance Company, a Pennsylvania stock life insurance company, ("UBLIC") for an amount equal to its adjusted capital and surplus (approximately $3,750), $500 in cash, plus the issuance of 100,000 shares of the Company's common stock. The shares issued are registered securities but have trading restrictions attached. At the time of the closing, UBLIC did not retain or operate any insurance business. Concurrently, the Company, UBLIC and PILIC entered into an agreement for the purchase and sale of the UBLIC business with Life and Health Insurance Company of America, a Pennsylvania insurer ("LHI"), pursuant to which all of the insurance business of UBLIC was purchased by LHI immediately prior to or concurrently with the purchase of the UBLIC stock by PILIC. The purchase price payable by LHI to UBLIC for the purchase of the UBLIC business is $1,800. UBLIC is licensed to transact life, accident and

                               Page 6 of 22 Pages
health insurance in forty (40) states and the District of Columbia. After the closing, it is anticipated that UBLIC will engage in the sale of life, accident and health insurance business, subject to approval by the Pennsylvania Insurance Department. This transaction is accounted for as a purchase and it is not expected to have a material effect on the Company's consolidated results of operations, total assets or stockholders' equity.

        Effective May 1, 1996 the Company acquired all of the issued and outstanding stock of NIA Corporation ("NIA"), d/b/a National Insurance Administrators, and its wholly owned subsidiary, American Brokerage Corporation ("ABC") from MidAmerica Mutual Life Insurance Company ("MAM") for $254 of cash and 50,000 shares of the Company's common stock. NIA and ABC are Colorado corporations. NIA, a third party administrator and ABC, an insurance marketer collectively design, market and service private label health insurance plans. As a part of this transaction PILIC assumed approximately 3,500 inforce "HealthQuest" medical policies originally underwritten by MAM and its subsidiaries. This transaction is accounted for as a purchase and its impact on the Company's consolidated results of operations is discussed in Management's Discussion and Analysis and its impact on the Company's Condensed Consolidated Balance Sheet is disclosed in Note 3.

        On June 18, 1996 the Company acquired effective January 1, 1996 all of the issued and outstanding stock of REF Associates, d/b/a Richard E. Field Associates from its principal shareholders Richard E. Field and Arthur Ivey for 610,000 shares of the Company's common stock. REF Associates, a California corporation, is engaged in marketing certain life and health insurance products of PILIC, owns certain product trademarks and derives commission earnings from PILIC. This transaction is accounted for as a Pooling of Interests and it is not expected to have a material effect on the Company's consolidated results of operations, total assets or stockholders' equity. The Company has not restated consolidated results of operations, total assets or stockholders' equity due to immateriality.


(3)     Goodwill

        Goodwill arises from the Company's 1996 acquisitions of NIA and UBLIC and represents the difference between the Company's cost and the acquired tangible assets net of assumed liabilities. Goodwill at June 30, 1996 of $1,961 is made up of $1,110 relating to the Company's purchase of UBLIC to be amortized over 20 years straight line and $851 relating the Company's purchase of NIA to be amortized over 10 years straight line. Goodwill is net of $33 of amortization expense of which $18 relates to UBLIC and $15 relates to NIA. Amortization of Goodwill Expense of $33 is included in the Company's Condensed Consolidated Statements of Operations in Depreciation and amortization for both 3 and 6 months ended June 30, 1996.

                               Page 7 of 22 Pages

(4)     Litigation Settlement

        Effective February 12, 1996, the Loewen Group, Inc. and Loewen Group International, Inc. (collectively "Loewen") agreed to settle certain litigation with the Company by agreeing to pay on April 1, 1996 $3 million in cash and to issue to the Company 718,519 shares of the common stock of Loewen to compensate the Company for damages sustained. Also see Note 5. The settlement amounts to approximately $14.6 million which is net of approximately $7.8 million of income taxes and $7.6 million of counsel fees and costs.

(5)     Marketable Securities at Cost

        Marketable Securities at cost are the Company's 718,519 shares of Loewen Group International, Inc. common stock acquired as a result of litigation described in Note 4. These registered securities are classified as "available for sale" and are therefore carried at fair market value.

(6)     Income Taxes

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Prior to 1996, the Company established a valuation allowance (approximately $2,800 at December 31, 1995) for deferred tax assets because of reasonable doubt as to their realization.

        During the first six months of 1996, the Company reduced the valuation allowance to reflect the deferred tax assets utilized in 1996 to reduce current income taxes (approximately $ .9 million) and to recognize a deferred tax asset of approximately $.9 million. The recognized deferred tax asset is based upon expected utilization of certain net operating loss carryforwards and reversal of certain temporary differences and has been offset against the required deferred tax liability at June 30, 1996. The remaining valuation allowance at June 30, 1996 amounts to approximately $1 million. The Company will continue to review this valuation allowance and make adjustments as appropriate.

(7)     Loans Receivable from Directors and Stockholders

        During the second quarter of 1996 the Company entered into loans with 2 related parties. The Company lent Alvin H. Clemens who is Chairman of the Board, CEO and a stockholder $300 in the form of promissory note at an annual rate of interest of 5.33% collateralized by 100,000 shares of the Company's common stock owned by Mr. Clemens. The note to Mr. Clemens is due in 1999. The company lent John T. Gillin who is a member of the Board of Directors and a shareholder $140 in the form of promissory note at an annual rate of interest of 8.5% collateralized by 20,000 shares of the Company's common stock owned by Mr. Gillin. The note to Mr. Gillin is due in 1996.

                               Page 8 of 22 Pages

(8)     Earnings (loss) per share of common stock

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


(9)     Reclassification

        Certain prior year amounts have been reclassified to conform with the current presentation.


                               Page 9 of 22 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        The Company's principal business consists of the underwriting and administration of life, annuities and accident and health insurance policies. The insurance business is operated through the Company's wholly-owned subsidiary, PILIC.

        The Company is continuing the process of shifting its healthcare insurance business to managed care plans. The Company presently has several alliances with networks of doctors and hospitals and during 1996 expects to expand this business by vigorously seeking additional alliances with various doctor and hospital groups in the states where the Company is licensed to do business. The formation of these alliances with favorable fee schedules and a reputation for high quality medical care is allowing the Company to develop attractive new small group health products and recruit high caliber distributors for this market. These health products will be competitively priced flexible managed care alternatives to the Blue Cross/Blue Shield and various Health Maintenance Organization (HMO) products.

        In addition to alliances with doctors, the Company has expanded its healthcare insurance and managed care business through recent acquisitions. With the NIA acquisition the Company acquired a 3,500 customer inforce book of business representing approximately $6.5 million of annualized premium. This book is made up of indemnity medical insurance policy plans and "HealthQuest" which is a managed care one-life PPO product, recently introduced and marketed through 1,000 agents in 8 states similar to the Company's "Provident Solution" Plan. The Company also gains access to over 3,000 agents selling in nearly 30 states.

        The Company acquired UBLIC which has since been renamed Provident American Life and Health Insurance Company (PAHLIC) for the purpose of expanding the number of available states which the company is licensed to sell life and health insurance. PAHLIC is licensed in 40 states while PILIC is licensed in 25 states and the District of Columbia. Together the Company can write business in 42 states. The Company is in the process of obtaining regulatory approval to sell life and health plans in various states to be marketed by Provident's MGA, NIA and other distribution channels.

The Company acquired all of the outstanding shares of REF Associates in order to obtain full control and the rights to the Company's "Provident Solution" plans and eliminates future commission expense between the Company and REF Associates.

        The Company has entered into agreements pursuant to which options to purchase shares of the Company's common stock will be granted to various agents licensed by PILIC as they achieve certain production quotas and performance levels. The Company believes the granting of options to purchase its common stock will provide an incentive for its agents in the production of premiums from the sale of insurance products in the future.

                               Page 10 of 22 Pages

        Alliances combined with recent acquisitions reflects the Company's commitment to broadening and strengthening its strategic position in the ever changing managed health care business.

Results of Operations

        For three months ended June 30, 1996 the Company's Consolidated Statement of Operations was impacted by the NIA Acquisition and 2 non-recurring transactions. The Company's recapture of reinsurance ceded on certain multi-pay pre-need life insurance policies resulted in a one time pre-tax loss of approximately $1 million reserved in the first quarter but significantly impacting revenue and expense amounts in the second quarter described later. In addition, the Company incurred a one time expense of $0.3 million resulting from the Company terminating its plans to acquire Medical Resources described later. On a positive note, Premium Revenue increased as a result of the sales growth and the NIA Acquisition also described later.

        During the three months ended June 30, 1996, net premium revenues were $12.8 million compared to $8.9 million for the three months ended June 30, 1995. Accident and health premium increased $2.5 million, to $7.6 million, group life premium decreased $0.6 million and individual life insurance, consisting primarily of pre-need and final expense business, increased by $1.7 million to $4.6 million. Accident and health policy benefits represent 60.4% of accident and health earned premium for the three months ended June 30, 1996 compared to 63.1% for the three months ended June 30, 1995. The reported loss ratio for the year ended December 31, 1995 was 62.5%.

        During the three months ended June 30, 1996 the Company's acquisition of approximately 3,500 inforce "HealthQuest" medical policies originally underwritten by MAM and its subsidiaries as a result of the NIA acquisition discussed in Notes to Condensed Consolidated Financial Statements, (2) Acquisitions accounted for the following amounts in; Accident and Health Premiums net of reinsurance ceded $1.1 million, Benefits net of reinsurance $0.6 million, Commissions, net of ceding allowance $0.3 and Other operating expenses $0.3.

        During the three months ended June 30, 1996 the Company recaptured reinsurance ceded on certain multi-pay pre-need life insurance policies in order to retain future profits. The pre-tax impact of $1 million was reserved as of March 31, 1996 but the Recapture accounted for the following amounts in 3 months ended June 30, 1996 results in Ceded Premium $2.4 Million, Death and other policy benefits, Life $0.2 million, Commission net of ceding allowance $0.4 and Increase in liability for future policy benefits $2.2 million.


                               Page 11 of 22 Pages

        Net investment income remained steady at approximately $0.8 million. The gross average yield on investments owned has increased from 6.5% at June 30, 1995 to 6.6% at June 30, 1996.

        Operating expenses, including commissions, depreciation and amortization and other operating expenses, amounted to $5.3 million and $4 million for the three months ended June 30, 1996 and 1995, respectively. Such expenses for the three months ended June 30, 1996 and 1995 are net of ceding commissions on reinsurance agreements of approximately $2.1 million and $1.1 million, respectively. Excluding the previously mentioned one time expense charges of $0.3 million relating to Medical Resources and $0.4 million Recapture of reinsurance, Operating Expenses, including commissions, depreciation and amortization and other operating expenses net of reinsurance would have been approximately $4.6 million which represents approximately 38.4% of earned premium before reinsurance ceded which is down substantially from and 40.3% for 3 months ended June 30, 1995. The reduction is the result of Premium growth from the NIA Acquisition and new business growth.

        The percentage increase in 1996 expenses results primarily from increased first year commissions on the small group medical business, the one time expense relating to the Company's recapture of reinsurance and one time legal and related expenses related to the Company's terminated plans to acquire Medical Resources and commissions and operating expenses related to the book of business acquired as a result of the NIA acquisition.

        Net income applicable to common stock for the three months ended June 30, 1996, was a loss of $0.7 million ($0.08 per share) compared to a loss of $756 thousand ($.05 per share) for the three months ended June 30, 1995.

        The Company called and converted all of its Series B cummulative convertible preferred stock into common stock during three months ended June 30, 1996.

        For six months ended June 30, 1996 the Company's Consolidated Statement of Operations was favorably impacted by Litigation Settlement amounting to $22.4 million as described in Note 4. Results were unfavorably impacted by the Company's recapture of reinsurance ceded on certain multi-pay pre-need life insurance policies which resulted in a one time pre-tax loss of approximately $1 million reserved in the first quarter but significantly impacting revenue and expense amounts in the second quarter.


                               Page 12 of 22 Pages

        During the six months ended June 30, 1996, premium revenues were $22.2 million compared to $17.8 million for the six months ended June 30, 1995. Accident and health premium increased $3.4 million, to $14.1 million, group life premium decreased $0.5 million to $1.1 million and individual life insurance, consisting primarily of pre-need and final expense business, increased by $1.5 million to $7 million. Accident and health policy benefits represent 60.0% of accident and health earned premium for the three months ended June 30, 1996 compared to 61.2% for the six months ended June 30, 1995. The reported loss ratio for the year ended December 31, 1995 and the quarter ended March 31, 1996 was 62.5% and 59.4%, respectively.

        Net investment income increased approximately $0.1 million. The average gross yield on investments owned has increased from 6.5% at June 30, 1995 to 6.6% at June 30, 1996.

        At June 30, 1996 and 1995, annualized accident and health premium amounted to $59 million and $37.4 million, respectively, consisting of approximately 29,000 and 16,000 certificate holders, respectively. The net increase in annualized premium resulted from an increase in business of $14.0 million (consisting of new business amounting to approximately $49.1 million net of lapses amounting to approximately $35.1 million) plus premium rate increases of approximately $0.5 million, plus the book of business acquired as a result of the NIA acquisition consisting of approximately $7.1 million annual premium and 4,300 certificate holders.

        The group accident and health insurance premium lapse ratios for the twelve months ended June 30, 1996 and 1995 were 78.9% and 61%, respectively. The group accident and health lapse ratios include small group medical plans which by their nature have higher lapsation. The small group medical business amounts to approximately 80% and 59%, respectively, of the group accident and health business. The lapse ratios continue to reflect the results of continued premium rate increases as well as the continuing trend away from traditional healthcare insurance to managed care plans. The Company is continuing the process of shifting its healthcare insurance business to managed care plans. In order to further reduce the lapse ratio, the Company continues to follow the practice of pooling claim experience for re-rating of all cases with less than 25 participants. In addition, the Company has a conservation program which, as part of the renewal process, offers alternative types of insurance products. While some policy-holders have switched to less expensive insurance plans, the Company does not believe the plans are less profitable.

        The individual life insurance premium lapse ratios on an annualized basis for the six months ended June 30, 1996 and 1995 were 10.2% and 8.8%, respectively. The higher 1996 lapse ratio results primarily from an increase in the non-renewal of final expense policies.

                               Page 13 of 22 Pages

        Operating expenses, including commissions, depreciation and amortization and other operating expenses, amounted to $9.5 million and $7.7 million for the six months ended June 30, 1996 and 1995, respectively. Such expenses for the six months ended June 30, 1996 and 1995 are net of ceding commissions on reinsurance agreements of approximately $3.9 million and $2.3 million, respectively. Excluding the previously mentioned one time expense charges of $0.3 million relating to Medical Resources and $0.4 million Recapture of reinsurance, Operating Expenses, including commissions, depreciation and amortization and other operating expenses net of reinsurance would have been approximately $8.8 million which represents approximately 39.6% of earned premium before reinsurance ceded which is up from and 38.9% for six months ended June 30, 1995. The percentage increase in 1996 expenses results primarily from increased first year commissions on the small group medical business.

        Net income applicable to common stock for the six months ended June 30, 1996, was a gain of $14.3 million ($1.38 per share) compared to a loss of $1.2 million ($.14 per share) for the three months ended June 30, 1995. The six months ended June 30, 1996 includes a litigation settlement of $14.6 million ($1.41 per share).

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

        During the first six months of 1996 the Company's Consolidated Statements of Cash Flows was favorably impacted by Litigation Settlement and cash was utilized to finance the Company's acquisition of NIA and UBLIC along with the Company's recapture of reinsurance.

        The Litigation Settlement with Loewen as described in Note 4 provided a significant source of cash and invested assets. The settlement contributed $14.6 million to Net Income which is net of $7.8 million of unpaid income taxes for a $22.4 million increase in cash and

                               Page 14 of 22 Pages
invested assets. $19.4 million of the settlement was in the form of Loewen common stock and is included in "Marketable securities received from litigation". Unpaid income taxes of approximately $7.8 million is included in "Change in other assets, current and deferred income taxes and other liabilities". The Company has liquidated a portion of the Loewen stock since June 30, 1996 for payment of income taxes and reinvestment purposes.

        The cash impact from the acquisitions of UBLIC and NIA as described in Notes to Condensed Consolidated Financial Statements, (2) Acquisitions is included in "Acquisition of business, net of cash received". The Company's acquisition of UBLIC included a high quality bond portfolio whose market and book value was approximately $3.6 million as of the date of acquisition and at June 30, 1996.

        For the six months ended June 30, 1996, total cash and investments increased by approximately $21.4 million, of which approximately $3.7 million was provided by operating activities. Cash and investments decreased by approximately $2 million as a result of the change in the aggregate market value of debt securities, $1.1 million of withdrawals from deposit funds, approximately $0.1 million used to pay dividends on preferred stock, approximately $0.4 million exchanged for notes receivable and $0.3 million was used for other purposes. The decrease in amounts due from reinsurers results primarily from a reduction in amounts due under a life reinsurance agreement resulting from the collection of a ceding allowance and recapture of the reinsurance ceded offset by an increase in the backlog of policy claims. The decrease in amounts due to reinsurers results primarily from the payment of reinsurance premiums accrued at December 31, 1995. The increase in future policy benefits results primarily from the continuing sales of new business and renewal of existing policies. The liability for future policy benefits of annuities decreased because of surrenders of deposit administration group annuities. The increase in the liabilities for policy claims results from an increase in the number of covered lives and number of unprocessed claims. The liability for current income taxes results primarily from the significant increase in operating results primarily from the litigation settlement. The decrease in deferred income taxes results from a reduction in the prior year's valuation allowance for deferred tax assets, the tax effect of the increase in the amount of net unrealized losses on investments classified as "available for sale" offset by an increase in deferred tax liabilities. Accrued commissions and expenses increased primarily as a result of the timing of when payments, for such expenses, are made. Other liabilities decreased primarily from a reduction in the net liability to several insurance carriers for premium received, less claims paid, on limited self funded business by Montgomery as Managing General Underwriter.

                               Page 15 of 22 Pages

        PILIC has approximately $3.4 million of deposit administration group annuities which were originally sold in the late 1970s and may be surrendered by contractholders. Practically all these contracts are subject to a 5% surrender charge, a six month waiting period, a maximum withdrawal of $50 thousand per month and reduction to 3% in the amount of interest which is credited during the termination phase. During the six months ended June 30, 1996 and 1995 and for the year ended December 31, 1995 group annuity surrenders amounted to approximately $847, $626 and $1,100, respectively. Surrender benefits on all other insurance products over the past several years have not been significant and are not expected to be in the future. The pre-need and final expense products presently being sold are relatively small and do not accumulate significant surrender benefits.

        The Company has classified all of its debt and equity securities as "available for sale" and accordingly, at December 31, 1995 recorded as a separate component of stockholders equity an unrealized gain amounting to approximately $467, net of approximately $327 applicable to deferred federal income taxes and approximately $140 applicable to life future policy benefits. At June 30, 1996, the Company recorded an unrealized loss of approximately $711 on bonds net of approximately $382 applicable to deferred federal income taxes and an unrealized gain of approximately $1,518 on Marketable stock securities, net of approximately $817 applicable to deferred federal income taxes. The net effect on shareholders' equity as a result of this fair market value accounting method was to increase shareholders' equity by approximately $807 for the six months ended June 30, 1996. The cumulative change in aggregate fair market values of bonds is a direct result of the overall change in interest rates.

        Management believes, under its present assessment of the Company's insurance operations, that the Company has sufficient liquidity and capital to meet the Company's short-term and long-term financial commitments. At June 30, 1996, the Company had shareholders' equity of $18.8 million with total assets of $91.9 million. Total assets included cash and investments of $70.4 million which consisted of $44.9 million in bonds issued by the U.S. Government or government agencies, public utilities and other corporations, $21.7 million of Marketable securities invested in Loewen common stock, $2.1 million invested in policy loans, real estate and other invested assets and $1.7 million in cash and cash equivalents. The market value of cash and investments was approximately $70.4 million at June 30, 1996. The $44.9 million of bonds are investment grade securities ranging in maturity from one to twenty-nine years.

        The Company and its subsidiaries historically have not and currently do not invest in high yield debt instruments, defined as securities below investment grade with interest rates or yields significantly above market rates.

                               Page 16 of 22 Pages

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

        Under the terms of a Quota Share Reinsurance Agreement, PILIC presently cedes 47.5% of the liability on the first $85,000 of claims per person, per calendar year of its group accident and health insurance business. PILIC receives a 31.5% ceding commission except on its small group medical business, which for the six months ended June 30, 1996 and 1995 amounts to approximately 80% and 59%, respectively, of the Company's group accident and health business, it receives ceding commissions of 41.5% on first year business and 26.5% on renewal business. Effective January 1, 1996, the ceding allowance was increased by 4% for both new and renewal business. For the six months ended June 30, 1996 and 1995 the combined ceding commissions amounted to approximately 38.5% and 31.7%, respectively. This agreement is unlimited as to duration, however, it may be terminated on October 1, 1996 or any October 1 thereafter by either party giving 120 days notice. In addition, the Company generally assumes 30% (up to $150 per individual) of the liability on its limited self funded business, which consists generally of policies issued to limit the claims expenses of employers that self-insure group medical benefits with respect to any individual employee and in the aggregate.

        Unfavorable economic conditions have contributed to an increase in the number of insurance companies that are under regulatory supervision. This is expected to result in an increase in mandatory assessments by state guaranty funds of solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Although PILIC is not able to reasonably estimate the potential effect on it of any such assessments or voluntary payments, such amounts are not expected to have a material adverse effect on PILIC's financial condition. Guaranty fund assessments charged against operations for the six months ended June 30, 1996 and 1995 and the year ended December 31, 1995 amounted to $8, $74 and $105, respectively, and are net of approximately $5, $54 and $68, respectively, which is estimated to be allowable as a credit against future state premium taxes.


                               Page 17 of 22 Pages

        The statutory capital and surplus of PILIC was approximately $10.1 million at June 30, 1996 which includes the benefits of certain permitted practices but excludes approximately $6.5 million of the non admitted value of Loewen stock. The minimum statutory capital and surplus requirement for life insurance companies domiciled in Pennsylvania is currently $1,650. Administrative rules and legal restrictions of state insurance departments presently prevent payment of dividends by PILIC to its parent company without regulatory approval. At December 31, 1995, PILIC calculated its "Risk Based Capital" utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate PILIC's adjusted capital, amounting to approximately $6.7 million, exceeds the amount required by approximately $1.5 million. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurers business. This formula is expected to be the primary measurement as to the adequacy of total capital and surplus of life insurance companies.

        Effective March 1, 1996 PILIC acquired all of the issued and outstanding stock of Union Benefit Life Insurance Company, a Pennsylvania stock life insurance company, ("UBLIC") for an amount equal to its adjusted capital and surplus (approximately $3,750), $500 in cash, plus the issuance of 100,000 shares of the company's common stock. The shares issued are not currently registered securities and will have trading restrictions attached. At the time of the closing, UBLIC did not retain or operate any insurance business. Concurrently, the Company, UBLIC and PILIC entered into an agreement for the purchase and sale of the UBLIC business with Life and Health Insurance Company of America, a Pennsylvania insurer ("LHI"), pursuant to which all of the insurance business of UBLIC was purchased by LHI immediately prior to or concurrently with the purchase of the UBLIC stock by PILIC. The purchase price payable by LHI to UBLIC for the purchase of the UBLIC business is $1,800. UBLIC is licensed to transact life, accident and health insurance in forty (40) states and the District of Columbia. After the closing, it is anticipated that UBLIC will engage in the sale of life, accident and health insurance business, subject to approval by the Pennsylvania Insurance Department and the availability of adequate capital and surplus. This transaction, which will be accounted for as a purchase, is not expected to have a material effect on the Company's consolidated results of operations, total assets or stockholders' equity.

Ratio of Premiums Written to Capital and Surplus

        Certain industry guidelines, including those of the National Association of Insurance Commissioners, suggest that a life insurer's ratio of annual net premiums written to statutory capital and surplus should not exceed 3 to 1 for the accident and health segment of the industry, which currently accounts for approximately 73% of the Company's business and between 7 and 10 to 1 for annuities and ordinary

                               Page 18 of 22 Pages
life, which currently accounts for approximately 16% of the Company's business. For the year ended December 31, 1995, PILIC's overall ratio was 5.9 to 1. For the six months ended June 30, 1996 the ratio on an annualized basis was 4.5 to
1. Although PILIC's statutory surplus is small compared to its competitors, business in the areas in which it is focusing (pre-need funeral insurance and accident and health insurance) will not be materially adversely affected by its ratio of net premium written to statutory capital and surplus because those products do not cause a material strain on surplus due to the single premium basis on which a majority of such policies are sold. However, the Company believes, the primary measurement as to the adequacy of capital and surplus will be determined on the basis of the "Risk Based Capital" formula of the National Association of Insurance Commissioners and adopted in Pennsylvania and a number of other states where the Insurance Subsidiaries do business.

Other

        Capital expenditures in 1996 are not expected to be significant.




                               Page 19 of 22 Pages

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.

                In April of 1992, the Company and PILIC commenced an action in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. CV92-1964) against The Loewen Group, Inc. and Loewen Group International, Inc. (collectively "Loewen") for breach of contract, fraud, conspiracy, negligence, malicious interference with contractual relations, and breach of the duty of good faith, and seeking compensatory damages in the amount of $58.8 million dollars, together with punitive damages against Loewen. This litigation was settled, effective as of February 12, 1996, pursuant to the terms and conditions of a Settlement Agreement and Mutual General Release ("Settlement Agreement"). The Settlement Agreement provides that Loewen shall make a cash payment in the amount of $3,000,000 on April 1, 1996, plus issue stock certificates representing One Million (1,000,000) shares of the common stock, without par value, of The Loewen Group, Inc. ("Settlement Shares"), allocated as follows: (a) $500,000 and 77,500 Settlement Shares to compensate the Company for damages sustained through its loss of goodwill in the insurance industry as a result of litigation; (b) $500,000 and 82,500 Settlement Shares to compensate the Company for damages sustained through the loss in the value of the shares of the common stock of PILIC as a result of the litigation; (c) 279,260 Settlement Shares to PILIC to compensate it for damages sustained as a result of the loss of unrealized profits; (d) 123,630 Settlement Shares to PILIC in payment of the overhead, administration and management expenses incurred by PILIC during the period May 1, 1991 through January 31, 1992;
                (e) $2,000,000 and 155,629 Settlement Shares to PILIC to compensate PILIC for damages sustained as a result of the claimed tortious conduct of Loewen; and (f) the balance of the Settlement Shares allocated to counsel fees and costs. Pursuant to the Settlement Agreement, Loewen is required to use its best efforts to cause the Settlement Shares to be registered under the Securities Act of 1933, as amended, in accordance with the terms and conditions of the Settlement Agreement. For the purposes of the Settlement Agreement, the value of a Settlement Share is $27.00, and, to the extent that the value of a Settlement Share, as of the end of the Determination Period (as such term is described in the Settlement Agreement) is less than $27.00 per share, Loewen has agreed to pay to Company or PILIC, as the case may be, cash or additional shares of Loewen common stock, without par value, as shall be equal to the difference between $27.00 per share and the then NASDAQ market price of a share of Loewen common stock. The settlement is subject to

                               Page 20 of 22 Pages
                other terms, conditions or restrictions as are set forth in the Settlement Agreements.


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

                       May 20, 1996 - Item 6 - Announcing the resignation of David R. Carr, Jr. as a director of the Registrant.

                       No other reports of Form 8-K were filed during the quarter ended June 30, 1996.


                               Page 21 of 22 Pages

                                    Signature




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             Provident American Corporation



                                             By: /s/ Anthony R. Verdi
                                             -------------------------------
                                             Anthony R. Verdi, Treasurer and
                                             Chief Financial Officer







Date:  August 13, 1996


                               Page 22 of 22 Pages