Form 10-Q
period 1996-09-30
PROVIDENT AMERICAN CORP
filed 1996-11-14
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended. . . . . . . . . . . . . . .September 30, 1996

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

       Registrant's telephone number, including area code: (610) 279-2500

               Former name, former address and former fiscal year,
                        if changed since last report: N/A

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes __X__ No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,026,410 shares of common stock, par value $.10, outstanding as of November 11, 1996.

                               Page 1 of 22 Pages

                         PROVIDENT AMERICAN CORPORATION


                                      INDEX



                                                                 Page No.
                                                                 --------
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Statements of Operations                       3

         Consolidated Balance Sheets                                 4

         Consolidated Statements of Cash Flows                       5

         Notes to Condensed Consolidated Financial Statements        6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition.                      11

ITEMS 1-5                                                            18

EXHIBIT 11                                                           19

EXHIBIT 27                                                           20

REPORTS ON FORM 8-K                                                  21

SIGNATURES                                                           22

                               Page 2 of 22 Pages

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Operations


(In thousands ecept per share data)
                                                      3 Months Ended            9 Months Ended
                                                       September 30,             September 30,
                                                    1996           1995       1996           1995
                                                 ---------      -------    --------       --------
Revenue:
Premium: Accident and health, gross               $15,259        $ 9,878     $40,623        $28,896
         Life and annuity, gross                    2,759          3,360       8,615         10,190
                                                  -------        -------     -------        -------
         Total gross premiums                      18,018         13,238      49,238         39,086
                                                  -------        -------     -------        -------
         Accident & health reinsurance ceded        6,899          4,490      18,115         12,306
         Life and annuity reinsurance ceded            88            119      (2,134)           363
                                                  -------        -------     -------        -------
         Total reinsurance ceded                    6,987          4,609      15,981         12,669
                                                  -------        -------     -------        -------
         Net premium                               11,031          8,629      33,257         26,417

Net investment income                                 832            667       2,312          2,114
Realized gains on investments                         745             21         774            163
Other revenue                                         434            271         886            848
Litigation settlement, net of expenses                                        22,400
                                                  -------        -------     -------        -------
          Total revenue                            13,042          9,588      59,629         29,542
                                                  -------        -------     -------        -------
Benefits and expenses:
     Death and other policy benefits:
          Life                                        964          1,071       3,464          3,277
          Accident and health, net of reinsurance   4,401          3,141      12,884         10,337
          Annuity and other                           231            137         407            608
          Increase in liability for future policy
            benefits                                1,166          1,503       6,549          4,440
     Depreciation and amortization of goodwill        115            213         260            639
     Taxes, licenses and fees                         713            466       1,887          1,277
     Commissions, net of ceding allowance           1,358          1,461       5,047          3,975
     Other operating expenses                       3,697          2,375       9,326          7,163
     Amortization of deferred policy acquisition
      costs                                           118             65         170            172
     Policy acquisition costs deferred               (958)          (163)     (1,299)          (646)
                                                  -------        -------     -------        -------
         Total benefits and expenses               11,805         10,269      38,695         31,242
                                                  -------        -------     -------        -------
Income (loss) before income taxes                   1,237           (681)     20,934         (1,700)

Provision for income taxes (benefit):
     Current                                        1,597              1       6,497           (125)
     Deferred                                      (1,143)             3        (743)           149
                                                  -------        -------     -------        -------
         Total income taxes                           454              4       5,754             24
                                                  -------        -------     -------        -------
         Net income (loss)                            783           (685)     15,180         (1,724)

Dividends on preferred stock                           37             83         157            250
                                                  -------        -------     -------        -------
         Net income (loss) applicable to
           common stock                           $   746        $  (768)    $15,023        $(1,974)
                                                  =======        =======     =======        =======
         Income (loss) per share of common
           stock                                  $  0.07        ( $0.08)    $  1.38        ( $0.22)

Common shares and equivalents used in
  computing income (loss) per share                11,279          9,098      10,889          9,096


           See notes to condensed consolidated financial statements.



                               Page 3 of 22 Pages

                 Provident American Corporation and Subsidiaries
                           Consolidated Balance Sheets


(Dollars in thousands)
                                                September 30,      December 31,
                                                    1996               1995
                                                 ---------          --------
Assets:
Investments:

  Bonds, amortized cost $48,723 and $44,062       $47,764             $44,996
  Marketable securities, cost $5,700                8,841
  Real estate, at cost, less accumulated
   depreciation of $152 and $134                      948                 966
  Policy loans                                        519                 533
  Other invested assets                               572                 395
                                                  -------             -------
         Total Investments                         58,644              46,890
Cash and cash equivalents                          11,847               2,162
Accrued investment income                             731                 650
Premium due and uncollected                         1,283               1,201
Amounts due from reinsurers                         7,887              10,191
Property and equipment, at cost, less
  accumulated depreciation of $992 and $831         3,999               3,479
Goodwill                                            3,746
Unamortized deferred policy acquisition costs       2,115                 986
Loans receivable from director and stockholders       454
Other assets                                        1,857               1,592
                                                  -------             -------
         Total Assets                             $92,563             $67,151
                                                  -------             -------
Liabilities and Stockholders' Equity
Future policy benefits:
     Life                                          38,370              35,290
     Annuity and other                              6,853               8,265
Policy claims                                      14,112              10,105
Unearned premium                                    1,167                 544
Premium received in advance                         1,078                 716
Amounts due to reinsurers                            716               3,768
Accrued commissions and expenses                    3,727               1,893
Notes payable -- bank                                 445                 830
Current income taxes                                2,117                  36
Deferred income taxes                                  22                 327
Other liabilities                                   2,416               1,953
                                                  -------             -------
         Total Liabilities                         71,023              63,727
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $1: authorized
  5,000,000 shares;
  Series A Cumulative Convertible, issued
   580,250                                            580                 580
  Series B Cumulative Convertible, issued
   0 and 426,250                                                          426
Common stock, par value $.10: authorized
  25,000,000, issued 9,933,843 and 9,260,481          993                 926
Common stock, Class A, par value $.10:
  authorized 2,500,000, none issued
Additional paid-in capital                         12,422              10,166
Net unrealized appreciation (depreciation)
  of bonds                                           (623)                467
Net unrealized appreciation of marketable
  securities                                        2,042
Retained earnings (deficit)                         6,202              (8,821)
                                                  -------             -------
                                                   21,616               3,744
Less common stock held in treasury, at cost,
  36,300 and 143,550 shares                           (76)               (320)
                                                  -------             -------
        Total Stockholders' Equity                 21,540               3,424
                                                  -------             -------

Total Liabilities and Stockholders' Equity        $92,563             $67,151
                                                  =======             =======

           See notes to condensed consolidated financial statements.





                               Page 4 of 22 Pages

                 Provident American Corporation and Subsidiaries
                            Statement of Cash Flows

(In thousands)
                                                    9 Months Ended September 30,
                                                      1996               1995
                                                   ---------          --------
OPERATING ACTIVITIES
     Net income (loss)                              $15,180            $ (1,724)
     Adjustments to reconcile net income (loss)
      to net cash from operating activities:
      Marketable securities received from
        litigation                                  (19,400)
      Change in future policy benefits and claims     7,132               4,566
      Change in premium due and uncollected,
        unearned premium and premium received in
        advance                                         903                 242
      Change in amounts due to/from reinsurers         (748)                810
      Change in accrued investment income               (81)                 16
      Change in accrued commissions and expenses      1,476                (131)
      Change in other assets, current and deferred
        income taxes and other liabilities              517                 (87)
      Depreciation and amortization                     277                 636
      Deferred policy acquisition costs, net         (1,129)               (474)
      Net realized gain on investments                 (774)               (163)
                                                    -------            --------
     Net cash from operating activities               3,353               3,691
                                                    -------            --------

INVESTING ACTIVITIES
     Purchases of investments and loans made        (18,404)             (9,353)
     Sale of investments                             31,114               6,634
     Maturity of investments and loans                  513                 164
     Acquisition of property and equipment             (389)                (76)
     (Increase) decrease in loans receivable           (454)                315
     Acquisition of business, net of cash acquired   (6,330)
     Sale of business, net of cash given                                  1,756
                                                    -------            --------
     Net cash from investing activities               6,050                (560)
                                                    -------            --------
FINANCING ACTIVITIES
     Deposits and interest credited to
       contractholder deposit funds                     372                 566
     Withdrawals from contractholder deposit funds   (1,689)             (1,619)
     Issuance of common stock                         2,141                  46
     Dividends paid on preferred stock                 (157)               (250)
     Proceeds from note payable -- bank                  78                  78
     Repayment of note payable -- bank                 (463)               (312)
                                                    -------            --------
     Net cash from financing activities                 282              (1,491)
                                                    -------            --------
     Increase in cash and cash equivalent             9,685               1,640
     Cash and cash equivalents, beginning of period   2,162               2,310
                                                    -------            --------
     Cash and cash equivalents, end of period       $11,847            $  3,950
                                                    -------            --------

Interest paid                                       $    47            $     79
Income tax paid, net                                $ 4,826            $    (17)


           See notes to condensed consolidated financial statements.






                               Page 5 of 22 Pages

                 Provident American Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in thousands)

(1)     General

        The condensed consolidated financial statements included herein have been prepared by Provident American Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

        These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

        The Company is a Pennsylvania corporation which was organized in 1982 and is regulated as an insurance holding company by the state of Pennsylvania in which its principal insurance subsidiaries, Provident Indemnity Life Insurance Company ("PILIC"), and Provident American Life and Health Insurance Company ("PALHIC"), both Pennsylvania stock life insurance companies, are licensed.

        Certain prior year amounts have been reclassified to conform with the current presentation.

(2)     Acquisitions

        Effective March 1, 1996 PILIC acquired all of the issued and outstanding stock of Union Benefit Life Insurance Company, a Pennsylvania stock life insurance company, ("UBLIC") for an amount equal to its adjusted capital and surplus (approximately $3,750), $500 in cash, plus the issuance of 100,000 shares of the Company's common stock. The shares issued are registered securities but have trading restrictions attached. Concurrently, the Company, UBLIC and PILIC entered into an agreement for the purchase and sale of the UBLIC business with Life and Health Insurance Company of America, a Pennsylvania insurer ("LHI"), pursuant to which all of the insurance business of UBLIC was purchased by LHI immediately prior to or concurrently with the purchase of the UBLIC stock by PILIC. The purchase price payable by LHI to UBLIC for the purchase of the UBLIC business is $1,800. UBLIC is licensed to transact life, accident and health insurance in forty (40) states and the District of Columbia. It is anticipated that UBLIC will engage in the sale of life, accident and health insurance business. This transaction is accounted for as a purchase and it is not expected to have a material effect on the Company's consolidated results of operations, total assets or stockholders' equity. The Company has changed UBLIC's name to Provident American Life and Health Insurance Company ("PALHIC").



                               Page 6 of 22 Pages

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

        On June 18, 1996 the Company acquired effective January 1, 1996 all of the issued and outstanding stock of Richard E. Field Associates, Inc., d/b/a REF Associates, Inc. from its shareholders Richard E. Field and Arthur Ivey for 610,000 shares of the Company's common stock. REF Associates, a California corporation, is engaged in marketing certain life and health insurance products of PILIC, owns certain product trademarks and derives commission earnings from PILIC. This transaction is accounted for as a Pooling of Interests and does not have a material affect on the Company's consolidated results of operations, total assets or stockholders' equity. See note (9) Earnings (loss) per share of common stock.

        On August 15, 1996 the Company acquired Coastal Services Eastern, Inc.
(CSE) from its shareholders Saul and Joan Rose for 123,937 shares of the Company's common stock. CSE's sole business is providing the Company with policy and claims administration at the Company's facility using CSE's administration system along with its employees. This transaction is accounted for as a purchase and its impact on the Company's consolidated results of operations and its impact on the Company's Condensed Consolidated Balance Sheet is disclosed in
Note 3.

(3)     Goodwill

        Goodwill arises from the Company's 1996 acquisitions of NIA, PALHIC and CSE and represents the difference between the Company's cost and the acquired tangible assets net of assumed liabilities. Goodwill at September 30, 1996 of $3,746 is made up of $1,276 relating to the Company's purchase of PALHIC to be amortized over 20 years straight line, $793 relating the Company's purchase of NIA to be amortized over 10 years straight line and $1,677 relating to the Company's purchase of CSE to be amortized over a period of 3 years straight line for the value of system purchased and 10 years straight line for the balance. Goodwill is net of $93 of amortization expense of which $39 relates to PALHIC, $37 relates to NIA and $18 relates to CSE. Amortization of Goodwill Expense is included in the Company's Condensed Consolidated Statements of Operations in Depreciation and amortization line item.



                               Page 7 of 22 Pages

(4)     Litigation Settlement

        Effective February 12, 1996, the Loewen Group, Inc. and Loewen Group International, Inc. (collectively "Loewen") agreed to settle certain litigation with the Company by agreeing to pay on April 1, 1996 $3 million in cash and to issue to the Company and PILIC 718,519 shares of the common stock of Loewen to compensate the Company for damages sustained. Also see Note 5. The settlement amounts to approximately $14.6 million which is net of approximately $7.8 million of income taxes and $7.6 million of counsel fees and costs.

(5)     Bonds and Marketable Securities at Fair Market Value

        The Company has classified all of its debt and equity securities as "available for sale" and accordingly, at December 31, 1995 recorded as a separate component of stockholders equity an unrealized gain amounting to approximately $467, net of $327 applicable to deferred federal income taxes and $140 applicable to life future policy benefits. At September 30, 1996, the Company recorded an unrealized loss of $959 on bonds net of $336 applicable to deferred federal income taxes and an unrealized gain of $3,141 on Marketable stock securities (Loewen stock), net of $1,099 applicable to deferred federal income taxes. The net effect on shareholders' equity as a result of this fair market value accounting method was to increase shareholders' equity by $1,419 for the nine months ended September 30, 1996. The cumulative change in aggregate fair market values of bonds is a direct result of the overall change in interest rates.

        Marketable Securities represent the Company's 211,119 shares of Loewen common stock acquired as a result of litigation described in Note 4. These registered securities are classified as "available for sale" and are therefore carried at fair market value.

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

        The Company reduced the valuation allowance to reflect the deferred tax assets utilized during the first nine months of 1996 to reduce current income taxes (approximately $ 1 million) and to recognize a deferred tax asset of approximately $1 million. The recognized deferred tax asset is based upon expected utilization of certain net operating loss carryforwards and reversal of certain temporary differences and has been offset against the required deferred tax liability at September 30, 1996. The remaining valuation allowance at September 30, 1996 amounts to approximately $1.1 million. The Company will continue to review this valuation allowance and make adjustments as appropriate.



                               Page 8 of 22 Pages

(7)     Loans Receivable from Directors and Stockholders

        During the second quarter of 1996 the Company entered into loans with 2 related parties. The Company lent Alvin H. Clemens who is Chairman of the Board, CEO and a stockholder $300 at an annual rate of interest of 5.33% collateralized by 100,000 shares of the Company's common stock owned by Mr. Clemens. The loan is represented by a promissory note which is due in 1999. The Company lent John
T. Gillin who is a member of the Board of Directors and a shareholder $140 at an annual rate of interest of 8.5% collateralized by 15,000 shares of the Company's common stock owned by Mr. Gillin. The loan is represented by a promissory note which is due in 1996.

(8)     Stock Option Plan for Key Employees

        In September 1996 the Company initiated a "Stock Option Plan for Key Employees". This plan grants options to purchase shares of the Company's common stock to key management employees of which the options vest 20% per year over a five year period subject to continued employment. The Company has not recorded expense relating to this plan. If the Company recorded expense for this plan it would be included in "Other operating expenses" in the amount of $82 based on the Company's September 30, 1996 common stock closing price and anticipated employee forfeitures.

(9)     Earnings (loss) per share of common stock

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

        Common shares and equivalents used in computing loss per share for 1995 have been restated to include 610,000 shares issued to acquire REF associates accounted for as a "Pooling of Interest" as described in Note (2).

        There is no significant difference between earnings per share on a primary and a fully diluted basis since the assumed conversion of the outstanding convertible preferred stock is anti-dilutive.

        Accident and health policy benefits and Commissions are net of the following ceded reinsurance amounts.


                               Page 9 of 22 Pages


                                                      3 Months Ended            9 Months Ended
                                                       September 30,             September 30,
                                                    1996           1995       1996           1995
                                                 ---------      -------    --------       --------
Accident and health benefits
Gross before reinsurance ceded                    $8,698         $6,243      $24,973      $18,354
Reinsurance ceded                                  4,297          3,102       12,089        8,017
                                                  ------         ------      -------      -------
Net of reinsurance                                $4,401         $3,141      $12,884      $10,337
                                                  ======         ======      =======      =======

Commissions
Gross before reinsurance ceded                    $3,475         $2,742      $11,019      $ 7,597
Reinsurance ceded                                  2,117          1,281        5,972        3,622
                                                  ------         ------      -------      -------
Net of reinsurance                                $1,358         $1,461      $ 5,047      $ 3,975
                                                  ======         ======      =======      =======





                              Page 10 of 22 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        The Company's principal business consists of the underwriting and administration of life, annuities and accident and health insurance policies. The insurance business is operated through the Company's wholly-owned subsidiaries PILIC and PALHIC. The Company has expanded its healthcare insurance and managed care business through recent alliances and acquisitions. The Company has agreements with HealthCare COMPARE (NASDAQ: HCCC) for managed care cost containment and HealthPlan Services Corporation (NYSE: HPS) for certain policy administration services.

         With the NIA acquisition the Company acquired a 3,500 customer inforce book of business representing approximately $6.5 million of annualized premium at the date of acquisition. This book consists primarily of the "HealthQuest" product which is a managed care one-life PPO product similar to the Company's "Provident Solution" Plan. The Company also gains access to over 3,000 agents selling in nearly 30 states.

        The Company acquired UBLIC which has since been renamed Provident American Life and Health Insurance Company (PALHIC) for the purpose of expanding the number of available states which the company is licensed to sell life and health insurance. PALHIC is licensed in 40 states while PILIC is licensed in 25 states and the District of Columbia. Together the Company can write business in 42 states. PALHIC is in the process of obtaining regulatory approval to sell life and health plans in various states to be marketed by the Company's MGA, NIA and other distribution channels.

        The Company acquired all of the outstanding shares of REF Associates in order to obtain full control and the rights to the Company's "Provident Solution" plans and eliminates future commission expense between the Company and REF Associates, Inc.

        The Company has entered into agreements pursuant to which options to purchase shares of the Company's common stock will be granted to various agents as they achieve certain production quotas and performance levels. In September 1996 the Company initiated a "Stock Option Plan for Key Employees". This plan grants options to purchase shares of the Company's common stock to key management employees whom the Company believes are critical to the future success of the Company and which the Company desires to provide these key employees additional compensation contingent on the Company's common stock value. These options vest over a five year period and are subject to continued employment.

        Recent acquisitions, alliances and stock option plans reflect the Company's commitment to broadening and strengthening its strategic position in the ever changing managed health care business.

Results of Operations

        For the three months ended September 30, 1996 (the quarter) the Company's Consolidated Statement of Operations was impacted by increasing sales, the NIA Acquisition and strong investment returns. Premium Revenue increased as a result of the sales growth and NIA. Net income applicable to common stock for the quarter was $0.8 million or $0.07 per share compared to a loss of $0.8 million ($.09 per share) the three months ended September 30, 1995 (same quarter last year). The Company's Net income



                              Page 11 of 22 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


for the quarter improved from the same quarter last year due to realized gains on the sale of investments, improved overall average Accident and health loss experience and lower expenses as a percentage to net earned premium.

        During the quarter Accident and health gross premium was $15.3 million compared to $9.9 million for the same quarter last year and Accident and health ceded premium was $6.9 million for the quarter as compared to $4.5 million for the same quarter last year with both increases a result of increased new business from "The Provident Solution" one life managed care health insurance product introduced in the fourth quarter of 1995 and premium related to the HealthQuest book of business acquired from MAM discussed later.

        Life and annuity net premium consisting primarily of group life and individual pre-need and final expense business decreased $0.2 million, to $2.7 million for the quarter.

        Net investment income was $0.8 million for the quarter, up $0.1 million from the same quarter last year due to increased bond investments. The gross average book yield on bond investments has increased from 6.4% at September 30, 1995 to 6.6% at September 30, 1996 based representing 96% and 85% of total investments at September 30, 1995 and 1996, respectively. Marketable securities are Loewen stock acquired as a result of a litigation settlement described in Notes to Condensed Consolidated Financial Statements, (4) Litigation Settlement and (5) Marketable Securities at Fair Market Value

        Accident and health policy benefits represent 52.6% of accident and health earned premium for the quarter compared to 54.8% for the same quarter last year. The decrease in the loss ratio is the result of more first duration business where underwriting and policy provisions tend to produce loss ratios that are lower than subsequent durations.

        Other expenses for the quarter of $3.7 million increased $1.3 million compared to $2.4 million for the same quarter last year due to increased policy administration expenses caused by increased new sales volume and policy administration expenses associated with the acquired HealthQuest book of business.

        Deferred policy acquisition costs of $1 million for the quarter increased $0.8 million from the same quarter last year due to the deferral of Managed Care policy acquisition costs related to "The Provident Solution" and "HealthQuest" products. Deferred policy acquisition costs represent one time costs which vary with and in direct proportion to new business volume and included excess first year commissions, policy issue and underwriting expenses net of application fees and net of reinsurance ceding allowances.

        Total Expenses excluding Death and other policy benefits represents 45.7% of Total premiums for the quarter which is down from 51.1% for the same quarter last year due to the deferral of Managed Care policy acquisition costs and spreading fixed costs over a growing earned premium base for the quarter as compared to the same quarter last year.

        Current provision for income taxes of $1.6 million and Deferred benefit for income taxes of $1.1 million for the quarter both include a reclassification increasing current and decreasing deferred income taxes by $1.1 million each related to the first six months tax provisions with no impact on Net Income.



                              Page 12 of 22 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        The impact of the NIA Acquisition and the HealthQuest book of business on the quarter accounted for the following amounts in; Accident and Health Premiums gross before reinsurance ceded of $2.1 million, Accident and Health Premiums net of reinsurance ceded of $1 million, Other Income of $0.2 million, Benefits net of reinsurance of $0.5 million, Commissions of $0.1 million, Other operating expenses of $0.7 million and Deferred policy acquisition costs of $0.3 million. The impact on Goodwill and a description of the acquisition is found in Notes to Condensed Consolidated Financial Statements, Note 2.

        For the nine months ended September 30, 1996 (YTD) the Company's Net income applicable to common stock was $15 million or $1.38 per share compared to a loss of $2 million or $.22 per share for nine months ended September 30, 1995 (prior YTD). The Company's YTD Net income improved from the same quarter last year due to the Litigation Settlement amounting to $22.4 million pre-tax and $16.6 million net of tax as described in Note 4, realized pre-tax gains of $0.8 million primarily from the sale of Loewen stock. acquired as a result of the Litigation settlement, improved overall average Accident and health loss experience and lower expenses as a percentage to net earned premium. Results were unfavorably impacted by the Company's recapture of reinsurance ceded on certain multi-pay pre-need life insurance policies which resulted in a one time pre-tax loss of approximately $1 million.

        Accident and health gross premium was $40.6 million YTD compared to $28.9 million for the prior YTD and Accident and health ceded premium was $18.1 million YTD compared to $12.3 both of which increased as a result of increased new business from "The Provident Solution" and HealthQuest one life managed care health insurance products. The impact of the HealthQuest book of business acquired from MAM is discussed later.

        At September 30, 1996 and 1995, annualized accident and health premium amounted to $65 million and $40.3 million, respectively, consisting of approximately 33,000 and 18,000 certificate holders, respectively. The net increase in annualized premium resulted from an increase in business of $17.3 million (consisting of new business amounting to approximately $56.2 million net of lapses amounting to approximately $38.9 million) plus premium rate increases of approximately $0.3 million, plus the book of business acquired as a result of the NIA acquisition consisting of approximately $9.6 million annual premium and 5,900 certificate holders.

        The group accident and health insurance premium lapse ratios for the twelve months ended September 30, 1996 and 1995 were 74% and 70.7%, respectively. The group accident and health lapse ratios include small group medical plans which by their nature have higher lapsation. The small group medical business amounts to approximately 80% and 61%, respectively, of the group accident and health business. The lapse ratios continue to reflect the results of continued premium rate increases as well as the continuing trend away from traditional healthcare insurance to managed care plans. The Company is continuing the process of shifting its healthcare insurance business to managed care plans. In order to further reduce the lapse ratio, the Company continues to follow the practice of pooling claim experience for re-rating of all cases with less than 25 participants. In addition, the Company has a conservation program which, as part of the renewal process, offers alternative types of insurance products. While some policy-holders have switched to less expensive insurance plans, the Company does not believe the plans are less profitable.



                              Page 13 of 22 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        The individual life insurance premium lapse ratios on an annualized basis for the nine months ended September 30, 1996 and 1995 were 9.8% and 9.1%, respectively. The higher 1996 lapse ratio results primarily from an increase in the non-renewal of final expense policies.

        Net investment income of $2.3 million YTD increased approximately $0.2 million compared to the prior YTD primarily due to increased bond investments. The gross average yield on investments owned has increased from 6.4% at September 30, 1995 to 6.6% at September 30, 1996.

        Accident and health policy benefits represent 57.2% of accident and health earned premium YTD compared to 62.3% for the prior YTD last year. The decrease in the loss ratio is the result of more first duration business where underwriting and policy provisions tend to produce loss ratios that are lower than subsequent durations.

        Other expenses of $9.3 million YTD increased $2.2 million from $7.2 million for prior YTD due to increased policy administration expenses caused by increased new sales volume and policy administration expenses associated with the acquired HealthQuest book of business.

        Deferred policy acquisition costs of $1.3 million for YTD increased $0.7 million from prior YTD due to the deferral of Managed Care policy acquisition costs related to "The Provident Solution" and "HealthQuest" products net of $0.1 million reduction to individual life deferrals caused by lower new business production. Deferred policy acquisition costs represent one time costs which vary with and in direct proportion to new business volume and included excess first year commissions, policy issue and underwriting expenses net of application fees and net of reinsurance ceding allowances.

        Total Expenses excluding Death and other policy benefits represents 46.3% of Total premiums YTD which is up from 47.6% for the prior YTD due to the deferral of Managed Care policy acquisition costs in the quarter and spreading fixed costs over a growing earned premium base for the quarter as compared to the same quarter last year.

        The impact of the NIA Acquisition and the HealthQuest book of business on YTD results accounted for the following amounts in; Accident and Health Premiums gross before reinsurance ceded of $3.3 million, Accident and Health Premiums net of reinsurance ceded of $1.6 million, Other Income of $0.2 million, Benefits net of reinsurance of $0.8 million, Commissions of $0.2 million, Other operating expenses of $1.1 million and Deferred policy acquisition costs of $0.3 million. The impact on Goodwill and a description of the acquisition is found in Notes to Condensed Consolidated Financial Statements, Note 2.

Liquidity and Capital Resources

        A major objective of the Company is to maintain sufficient liquidity to fund growth, fulfill statutory requirements and meet all cash requirements with Cash and short term equivalents plus funds generated from the cash flow from operations. The primary sources of cash are premiums and investment income. The primary uses of cash are operating costs and benefit payments to policyholders. The Company anticipates that it will continue to fund surrenders and benefit payments through cash flow of normal operations,





                              Page 14 of 22 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

scheduled investment maturities, interest income and the liquidation of short-term investments. Excess cash flow from operations is transferred to the investment portfolio where it is available for investment and future cash needs.

        For the nine months ended September 30, 1996 (YTD), total cash and investments increased by approximately $9.6 million of which $3.4 million was provided by operating activities, $6.1 million was provided by the sale of investments (primarily Loewen stock) net of funds used to acquire businesses.

        Marketable securities received from litigation settlement with Loewen as described in Note 4 provided a significant source of cash and invested assets. The settlement contributed $14.6 million to Net Income which is net of $7.8 million of unpaid income taxes for a $22.4 million increase in cash and invested assets. $19.4 million of the settlement was in the form of Loewen common stock". The Company has liquidated a portion of the Loewen stock representing $14.4 million of Sale of investments with the remaining investment included in Marketable securities as described in Notes to Condensed Consolidated Financial Statements, (5) Marketable Securities at Fair Market Value.

        Change in future policy benefits and Claims and Change in Premium due and uncollected, unearned premium and premium received in advance YTD increased compared to prior YTD due to increased Accident and health new business from "The Provident Solution" and HealthQuest one life managed care health insurance products.

        Acquisition of business, net of cash received represents the consideration and assets net of liabilities acquired as a result of PALHIC, NIA and CSE acquisitions as described in Notes to Condensed Consolidated Financial Statements, (2) Acquisitions. The Company's acquisition of PALHIC included a high quality bond portfolio whose market and book value was approximately $3.6 million as of the date of acquisition and at September 30, 1996. Financing for these acquisitions included $1.9 million from Issuance of common stock and $4.4 million from Cash and cash equivalents.

        Withdrawals from contractual deposit funds represents PILIC's $2.9 million of deposit administration group annuities which were originally sold in the late 1970s and may be surrendered by contractholders. Practically all these contracts are subject to a 5% surrender charge, a six month waiting period, a maximum withdrawal of $50 per month and reduction to 3% in the amount of interest which is credited during the termination phase. During the nine months ended September 30, 1996 and 1995 and for the year ended December 31, 1995 group annuity surrenders amounted to approximately $1.5 million, $1 million and $1,1 million, respectively. Surrender benefits on all other insurance products over the past several years have not been significant and are not expected to be in the future. The pre-need and final expense products presently being sold are relatively small and do not accumulate significant surrender benefits.

        Cash and cash equivalents, end of period of $11.8 million increased $9.7 million largely as a result of $14.4 million proceeds from the sale of Loewen stock net of $4.8 million of tax payments. The Company anticipates investing a portion of the Cash and cash equivalents, end of period balance in bond investments consistent with the Company's exiting investment policies as investment opportunities arise. The Company and its subsidiaries historically have not and currently do not invest in high yield debt instruments, defined as securities below investment grade with interest rates or yields significantly above market rates.

                              Page 15 of 22 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Management believes, under its present assessment of the Company's insurance operations, that the Company has sufficient liquidity and capital to meet the Company's short-term and long-term financial commitments. At September 30, 1996, the Company had shareholders' equity of $21.5 million with total assets of $92.6 million. Total assets included cash and investments carried at market value of $70.3 million which consisted of $47.8 million in bonds issued by the U.S. Government or government agencies, public utilities and other corporations, $8.8 million of Marketable securities invested in Loewen common stock, $2 million invested in policy loans, real estate and other invested assets and $11.8 million in cash and cash equivalents. The $44.9 million of bonds are investment grade securities ranging in maturity from one to twenty-nine years.

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

        Under the terms of a Quota Share Reinsurance Agreement, PILIC presently cedes 47.5% of the liability on the first $85,000 of claims per person, per calendar year of its group accident and health insurance business. PILIC receives a 31.5% ceding commission except on its small group medical business, which for the nine months ended September 30, 1996 and 1995 amounts to approximately 86% and 61%, respectively, of the Company's group accident and health business, it receives ceding commissions of 41.5% on first year business and 26.5% on renewal business. Effective January 1, 1996, the ceding allowance was increased by 4% for both new and renewal business. For the nine months ended September 30, 1996 and 1995 the combined ceding commissions amounted to approximately 38.9% and 32.1%, respectively. This agreement is renewable based on mutual agreement on an annual basis on October 1, 1996 or any October 1 thereafter. In addition, the Company generally assumes 30% (up to $150 per individual) of the liability on its limited self funded business, which consists generally of policies issued to limit the claims expenses of employers that self-insure group medical benefits with respect to any individual employee and in the aggregate.

        Other insurance companies under regulatory supervision result in mandatory assessments by state guaranty funds of solvent insurance companies like PILIC and PALHIC to cover losses to policyholders of insolvent or rehabilitated companies. Although the Company is not able to reasonably estimate the potential effect on it of any such assessments or voluntary payments, such amounts are not expected to have a material adverse effect on the Company's, PILIC's or PALHIC's financial condition. Guaranty fund assessments charged against operations for the nine months ended September 30, 1996 and 1995 and the year ended December 31, 1995 amounted to $9, $80 and $105, respectively, and are net of approximately $5, $54 and $68, respectively, which is estimated to be allowable as a credit against future state premium taxes.

        The statutory capital and surplus of PILIC was $15.5 million at September 30, 1996 which includes the




                              Page 16 of 22 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

benefits of certain permitted practices. The minimum statutory capital and surplus requirement for life insurance companies domiciled in Pennsylvania is currently $1,650. Administrative rules and legal restrictions of state insurance departments presently prevent payment of dividends by PILIC to its parent company without regulatory approval. At December 31, 1995, PILIC calculated its "Risk Based Capital" utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate PILIC's adjusted capital, amounting to approximately $6.7 million, exceeds the amount required by approximately $1.5 million. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurers business. This formula is expected to be the primary measurement as to the adequacy of total capital and surplus of life insurance companies.

Other

        Capital expenditures in 1996 are not expected to be significant.


                              Page 17 of 22 Pages

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

Item 6.         Exhibits and Reports on Form 8-K.

                (a)    Exhibits:

                (b)    Reports on Form 8-K:

                       No reports of Form 8-K were filed during the quarter ended September 30, 1996.


                              Page 18 of 22 Pages

                                    Signature


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                     Provident American Corporation



                     By: ___________________________________________________
                         Alvin H. Clemens, Chairman of the Board of Directors and CEO



                     By: ___________________________________________________
                         James O. Bowles, President



                     By: ___________________________________________________
                         Anthony R. Verdi, Treasurer and
                         Chief Financial Officer







Date:  November 13, 1996


                              Page 19 of 22 Pages