Form 10-K
period 1996-12-31
PROVIDENT AMERICAN CORP
filed 1997-03-31
CIK 768892

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Fiscal Year Ended December 31, 1996, OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           Commission File No.0-13591


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

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
                Title of each class             on which registered
                -------------------            ---------------------
                      None                              None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                                (Title of class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes   X   No
                                        ----    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 24, 1997 as reported on the NASDAQ National Market System, was approximately $65,399,450. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

            As of March 24, 1997, Registrant had 10,066,664 shares of
                           Common Stock outstanding.

                    The Exhibit Index is located on Page 43.

                         PROVIDENT AMERICAN CORPORATION

                                Table of Contents


                                                                         Page
                                                                         ----
  I.     Part I.

         Item 1.    Business. . . . . . . . . . . . . . . . . . . . . .     1
         Item 2.    Properties. . . . . . . . . . . . . . . . . . . . .    12
         Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . .    13
         Item 4.    Submission of Matters to a Vote
                        of Security Holders . . . . . . . . . . . . . .    13
  II.    Part II.

         Item 5.    Market for Registrant's Common
                        Equity and Related Stockholder
                        Matters . . . . . . . . . . . . . . . . . . . .    14
         Item 6.    Selected Financial Data . . . . . . . . . . . . . .    16
         Item 7.    Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations . . . . . . . . . . .    18
         Item 8.    Financial Statements and
                        Supplementary Data. . . . . . . . . . . . . . .    26
         Item 9.    Changes in and Disagreements with
                        Accountants on Accounting and
                        Financial Disclosure. . . . . . . . . . . . . .    27

  III.   Part III.

         Item 10.   Directors and Executive Officers
                        of the Registrant . . . . . . . . . . . . . . .    28
         Item 11.   Executive Compensation. . . . . . . . . . . . . . .    31
         Item 12.   Security Ownership of Certain
                        Beneficial Owners and
                        Management. . . . . . . . . . . . . . . . . . .    37
         Item 13.   Certain Relationships and
                        Related Transactions. . . . . . . . . . . . . .    39

  IV.    Part IV.

         Item 14.   Exhibits, Financial Statement
                        Schedules and Reports on
                        Form 8-K. . . . . . . . . . . . . . . . . . . .    41

  Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43

                                     PART I


Item 1.   Business.

Description of the Business and Recent Significant Developments
---------------------------------------------------------------

         Provident American Corporation ( "PAMCO" ) is a Pennsylvania corporation organized in 1982 and regulated as an insurance holding company by the 42 states in which its wholly owned insurance subsidiaries, Provident Indemnity Life Insurance Company ( "PILIC" ) and Provident American Life and Health Insurance Company ( "PALHIC" ), both Pennsylvania stock life insurance companies, are licensed. PAMCO's business activities are conducted through PILIC, PALHIC, Montgomery Management Corporation ( "MMC" ) and NIA Corporation ("NIA" ). Hereinafter, PAMCO and all of its subsidiaries are collectively referred to as the Company.

         The Company, organized and managed along operational lines, markets and underwrites medical insurance and life insurance throughout the United States. The Company derives a majority of its revenue from group association major medical products sold to individuals. A smaller proportion of revenue is derived from traditional life (whole life and limited pay) products sold principally to senior citizens age 50 and above.

         Recent significant developments for the Company were the expansion of its healthcare insurance and managed care business through the roll-out of new products, alliances and acquisitions (see "Product Profile - Group Medical Products") and the result of the Loewen litigation settlement. The impact of these events was to increase revenue, net income and total assets in 1996 as shown below:

           (Dollars in thousands)      1996          1995          1994
                                       ----          ----          ----
           Gross premiums            $68,503       $52,248       $56,880

           Total revenue             $74,147       $37,047       $40,042

           Net income                $16,120       $(3,701)      $  (997)

           Total assets              $93,054       $67,151       $60,586


         Total revenue in 1996 included $22.4 million related to the Loewen litigation settlement and $2.0 million of realized gains on the sale of Loewen stock (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note J to the Notes to Consolidated Financial Statements). Total revenue for each year was net of premium ceded to reinsurers.

         Gross premium growth in 1996 was the result of significant sales from two recently introduced managed care products. The Company's introduction and roll-out of these new products was made possible by recent alliances and acquisitions (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note C to the Notes to Consolidated Financial Statements).

Product Profile

         The following table sets forth the Company's gross earned premium by product during each of the three years ended December 31, 1996:



      (Dollars in thousands)               1996          1995          1994
                                           ----          ----          ----
      Non-Managed Care:
        Small Group                      $ 7,258       $11,778       $20,292
        Individual                        18,463        21,359        22,977

      Managed Care:
        The Provident Solution            22,634         3,087         - 0 -
        HealthQuest                        6,136         - 0 -         - 0 -

      Excess loss insurance                2,704         2,804         2,895
                                         -------       -------       -------

      Group Medical Products              57,195        39,028        46,164

      Group Life                           2,406         2,653         2,798

      Individual Life                      8,902        10,567         7,918
                                         -------       -------       -------

      Total Life Products                 11,308        13,220        10,716
                                         -------       -------       -------

      Total                              $68,503       $52,248       $56,880
                                         =======       =======       =======

         Group Medical Products: Since 1994, the Company's medical insurance business has been migrating from products designed for the small group indemnity market to products designed for the individual and small group managed care market. This change is being accomplished through product redesign, strategic relationships with certain preferred provider networks ("PPO"), expanding distribution channels and enhancing administrative capabilities.

         The new managed care comprehensive major medical product designs incorporate both freedom of choice and financial incentives to utilize network health care providers. The Company has a long term agreement with the largest independent PPO in the country, HealthCare COMPARE Corporation ( "HCC" ), and designs and markets products which primarily utilize that network of hospitals and physicians. Additionally, other regional networks are used if and when the primary network is not a practicable option. HCC also provides utilization and cost management services such as pre-certification of hospital admissions and large case management which, when taken together with the discounts the Company enjoys through all of its PPO arrangements, are intended to allow for better control of claim costs and, ultimately, competitively-priced products. The Company has been active in developing its provider network arrangements for several years. This has resulted in increased net claim savings. It is the Company's practice to pass on these savings to customers in the form of more competitive premium rates.

         The Company distributes its managed care products through the managing general agent system ("MGA"). The 1996 acquisition of REF Associates, Inc. ( "REF" ) a national super MGA, provided the cornerstone for the Company's expanding distribution system. Also, the 1996 acquisition of PALHIC added 17 states within which the Company could sell its products. At December 31, 1996, the Company had over 12,000 independent agents and brokers, organized under 43 Managing General Agents, actively selling its managed care products. During 1996, the Company entered into a marketing agreement with the largest third party administrator in the country, HealthPlan Services ( "HPS" ), with access to substantially more independent agents than the Company currently utilizes, for the purpose of distributing an individual major medical product designed and underwritten by the Company.

         Through the acquisitions of Coastal Services Eastern, Inc. ( "CSE" ) and NIA in 1996 and capital expenditures made in 1996 and planned for 1997, the Company is continuing the process of converting and expanding its administrative infrastructure to one specifically designed to accommodate managed care products. The agreement with HPS provides, in addition to marketing and sales support for the Company's Optimum plan, administrative support for this product including billing and collection of premium and claims adjudication. This arrangement allows the Company to continue to grow its business and provide capable customer service, while limiting capital expenditures. NIA, located in Lakewood, Colorado, marketed and serviced private label health insurance products and now provides the Company an administrative service center in the western United States.

         The Company's principal managed care products are the Provident "Solution" and "HealthQuest" which together offer a variety of deductibles, coinsurance amounts and managed care options. Minimum amounts of group term life are also required to be purchased with many of the medical products. The Provident "Solution" relies on HCC for access to network providers and advantageous fee schedules while "HealthQuest" relies on regional PPOs. The "Optimum" plan was designed for use by the HPS distribution system, has benefit structures similar to the Provident "Solution" and also utilizes the HCC network. This product was first introduced to the HPS distribution system in December 1996. During 1996, the Company received 31,560 group medical applications for all products as compared to 12,355 for 1995.

         The following table illustrates applications received for the principal products:

                             Applications Received

                                      1996      1995      1994
                                      ----      ----      ----
                    Solution        21,292     9,260
                    HealthQuest      7,119
                    All Others       3,149     3,095     6,659
                                    ------    ------     -----
                                    31,560    12,355     6,659
                                    ======    ======     =====


         At December 31, 1996 the Company had a total of 36,447 inforce group medical certificates compared to 22,854 at December 31, 1995. The Company has systematically withdrawn from small group indemnity markets as healthcare reform at the state level rendered those products obsolete. The book of small group indemnity business has been in a runoff mode since 1992 and the Company's individual indemnity products have only generated modest sales since 1994 when the Provident "Solution" was developed.

         The mix of business has changed significantly over the last three years. The following table illustrates the composition of annualized premium inforce for the last three years:

      (Dollars in thousands)               1996          1995          1994
                                           ----          ----          ----
      Non-Managed Care:
        Small Group                      $ 7,009       $10,998       $18,580
        Individual                        17,797        21,646        23,654

      Managed Care:
        Solution                          33,169        11,124
        HealthQuest(1)                    12,718
                                         -------       -------       -------
                                         $70,693       $43,768       $42,234
                                         =======       =======       =======

(1) The Company assumed inforce HealthQuest policies with the acquisition of NIA effective May 1, 1996 consisting of approximately $6.5 million of annualized premium.

         The acquisition of PALHIC significantly increased the number of states within which the Company can write its insurance business. The importance of any particular state may vary significantly from time to time as state healthcare reforms are enacted, the managed care competitive environment changes and the composition of the Company's distribution system evolves.

         The introduction of managed care products has impacted the Company's distribution of business by state. The states which generated the largest share of group medical premiums during each of the last three years ended December 31, 1996 were as follows:

                                     1996        1995        1994
                                     ----        ----        ----
              Georgia                24.4%       20.3%       17.4%
              Florida                21.8        12.8        11.1
              Pennsylvania           13.2        22.2        22.4
              Texas                   7.5         6.2         4.0
              Louisiana               7.3         5.6         5.5
              West Virginia           3.5         6.1         6.2
              South Carolina          2.6         1.9         1.9
              Ohio                    2.3         1.9         1.9
              Virginia                2.3         2.6         2.2
              Mississippi             1.9         1.3         1.6
              All other              13.2        19.1        25.8
                                    ------------------------------
                                    100.0%      100.0%      100.0%
                                    ==============================

         As part of its group medical product portfolio the Company also derives both premium and fees through the sale and underwriting of high deductible medical excess loss insurance for self-insured employers. The insurance products are issued by unrelated insurance companies and sold/serviced by MMC. The Company assumes a portion of the insurance risk and earns premiums and profit sharing fees.

         Life Products: The Company's pre-need insurance products, single premium and limited payment life insurance, provide funding in conjunction with pre-arranged funerals. The policies sold average $2,830 of face amount and the buyer's average age is 72 years. The Company's "Senior Estate Plan" is a whole life insurance policy designed for senior citizens who have not yet pre-arranged their funeral, but wish to plan for death-related expenses. The average policy size is $5,000 and the buyer's average age is 65.

         During 1996, the Company issued 3,793 pre-need and final expense policies representing approximately $18.9 million of face value. Combined gross premium income for these two products approximated $8.1 million in 1996. At December 31, 1996, the Company had 17,246 pre-need and final expense policies inforce with a face value approximating $76.8 million.

         The remainder of the Life Products insurance premiums are derived from closed books of business.

Strategies
----------

         The Company plans to continue its growth in market share as a provider of medical insurance through the utilization of products which incorporate freedom of choice and many elements of managed care such as cost containment. In this regard the Company will target the one life and small employer group market. The Company believes this segment of the market is large and underserved.

         The Company's strategy is to design managed care products that are responsive to the needs of this underserved market and quickly build a marketing distribution system for the purpose of reaching critical mass in its products.

         The Company's strategy relies on the strategic alliances with HCC, HPS and the growing independent agent and broker distribution systems. In recruiting agents the Company will emphasize its intention to create unique products, competitive compensation arrangements, responsive service and the MGAs' opportunity to earn stock options to acquire PAMCO shares based upon sales production. The Company believes this strategy creates the potential to significantly increase the sales of managed care products.

         The Company believes that increased sales will help build critical mass in the customer service and claims administration areas which, combined with investments in technology and people, will reduce incremental costs. The Company commenced the execution of this strategy in 1996 by acquiring CSE and insourcing group medical claims and administration and by acquiring NIA. Additionally, the Company committed to implement a new administrative infrastructure in 1997.

Operations
----------

         The Company is organized and managed along functional lines which include marketing, underwriting, claims, administration, investments and finance.

         Marketing: The marketing area manages MGA recruiting and training and agent compensation plan design along with providing agents and consumers with a company advocate regarding product development and customer service.

         The Company believes that the attractiveness of its products, its competitive compensation arrangements for brokers and agents (including stock options), its emphasis on personal service and accessibility to management encourages brokers and agents to offer the Company's products to their clients.

         Underwriting: All policies are fully underwritten principally by the Company's underwriting group. In some cases, PILIC and PALHIC may require attending physicians' statements with respect to conditions disclosed on applications. A physician provides consulting services to the underwriting department with respect to the evaluation of the insurability of certain applicants and the general health prognosis for such applicants.

         Claims: Effective in mid 1996, the Company acquired CSE to insource the majority of its group medical claims administration and utilize its policy administration, staff and systems to better control claim costs and service levels. The Company has increased the number of claim staff and management since acquiring CSE in order to more effectively handle the increasing volume and complexity of the Company's managed care business. The Company augments its core internal claims processing with the use of selected third party claims administrators who review and pay claims to guidelines and procedures approved and monitored by the Company.

         During 1997 the Company intends on enhancing the claims system acquired as part of the CSE acquisition by first migrating to client server technology that supports both traditional high volume processing and modern systems development and work flow techniques.

         Administration: This area includes customer service, premium and commission processing and computer systems, for life and for group medical which was acquired in mid 1996 from CSE. The Company provides toll free 800 customer service and in 1996 initiated a conservation unit which has been effective in retaining certain business that would have otherwise lapsed.

         Computer systems staff is currently migrating the Company's mid-range computer based customer administration and claims systems to a client server platform which the Company believes will increase claims processing capacity, accelerate system development and help contain costs. This will serve as the technology platform that the Company will use in converting and expanding its administrative infrastructure.

         Investments and Finance: The majority of the Company's investments consist of securities of the U. S. government (or its agencies or instrumentalities) and fixed income securities, principally issued by public utilities and corporations. At December 31, 1996, 100% of the Company's bond portfolio was of investment grade quality; 40% of the Company's bonds will mature within a 5-year period and 88% of the Company's bonds will mature within a 10-year period. The following table shows the Company's market value of its total investments as of December 31, the investment income net of expenses which excludes realized gains and losses and the weighted average annualized yield.


(Dollars in thousands)                               1996     1995      1994
                                                   -------   -------   -------
Total Investments, valued at market                $61,942   $46,890   $39,467
Net investment income (excludes realized
  gains (losses))                                  $ 3,280   $ 2,858   $ 2,499
Annualized yield on the market value of
  investments @ 12/31                                  6.5%      6.3%      7.0%



         Further information is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note D to the Notes to Consolidated Financial Statements.

         The Company utilizes both in-house actuaries and consulting actuaries for product development, pricing and valuation.

Special Considerations and Risk Factors
---------------------------------------

         All statements and information herein, other than statements of historical fact, are forward looking statements that are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Many phases of the Company's operations are subject to influences outside its control. Any one, or any combination of factors could have a material adverse effect on the Company's results of operations. These factors include: changes in governmental regulation, claims experience and reserve adequacy, rating changes, competitive pressures, economic conditions, changes in consumer spending, interest rate fluctuations, and other conditions affecting capital markets. The following factors should be carefully considered, in addition to other information contained in this document. This document contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the securities Exchange act of 1934. The Statements include among other things, statements regarding trends, strategies, plans, beliefs, intentions, expectations, goals and opportunities. Also they include statements regarding migration to managed care products, greater control of costs, conversion and expansion of administrative infrastructure and varying significance of particular states within which the Company can write insurance (See Item 1. "Business"-"Group Medical Products"; "Strategies" (See Item 1. "Business"-"Strategies"); beliefs regarding attractiveness of products (See Item 1. "Business"-"Marketing"); enhancements to claims system (See Item 1. "Business"-"Operations"-"Claims"); increased processing capacity (See Item 1. "Business"-"Administration"); investments in computer hardware and funding of capital expenditures (See Item 1. "Business", See Item 7. Management's Discussion and Analysis of Financial Condition and Results from Operations" - "Results from Operations"-"1996 Results Compared to 1995 Results" and "Capital Expenditures and Commitments"); sufficient liquidity to fund growth fulfill statutory requirements and meet all cash requirements, funding surrenders and benefit payments and loan payments (See Item 7. Management's Discussion and Analysis of Financial Condition and Results from Operations" - "Liquidity and Capital Resources") and inflation (See Item 7. Management's Discussion and Analysis of Financial Condition and Results from Operations" - "Impact of Inflation"). Actual events, developments and results could differ materially from those anticipated or projected in the forward looking statements as a result of uncertainties set forth below and elsewhere in this document. Any investment in the Company's securities involves a high degree of risk.

         The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating an investment in the Company.

         Control of the Company: Alvin H. Clemens, Chairman and Chief Executive Officer of the Company ("Mr. Clemens"), acquired control of the Company in October 1989. Mr. Clemens is the largest stockholder of the Company. As of March 24, 1997, Mr. Clemens owned, either directly or beneficially, 2,727,869 shares, or 25.7% of the Company's Common Stock, 1,100,000 shares or 97.38% of the Company's Preferred Stock. As of March 24, 1997, Mr. Clemens controls 35.6% of the Company's outstanding voting rights and if he were to exercise all of his outstanding options, he would control 54.2% of the Company's voting rights. Furthermore, Mr. Clemens' options allows him to maintain his approximate 55% voting control under the terms of his employment agreement (see Item 11. "Employment Agreement"). Accordingly, Mr. Clemens could greatly influence the outcome of any matter requiring shareholder approval, even if such matters were deemed by the shareholders, other than Mr. Clemens, to be in their best interests.

         Reinsurance: The Company utilizes reinsurance in order to both spread the risk of large life and accident and health claims through "excess of loss" agreements and to increase underwriting capacity of accident and health business through "quota share" reinsurance. The Company has both automatic and facultative agreements which use both yearly renewable term and coinsurance as a basis for reinsurance on life insurance policies. The Company's group medical quota share reinsurance agreement automatically reinsures 47.5% of the liability on the first $85,000 of claims per person, per calendar year. This agreement is renewable based on mutual agreement on an annual basis. This agreement was renewed on October 1, 1996. The Company has no assurance that this reinsurance agreement will be renewed in the future or that alternative reinsurance at comparable terms will be available. The Company is also subject to credit risk with respect to its reinsurers because the ceding of risk to reinsurers does not relieve PILIC and PALHIC of their liabilities to insureds. The insolvency or inability of any reinsurer to meet its obligations may have a material adverse effect on the business and results of operations of the Company.

         A. M. Best's Insurance Ratings: The ratings assigned by A.M. Best Company Inc. ("Best") are an important factor influencing the competitive position of insurance companies. Best's ratings are based on an analysis of the financial condition and operating performance of the companies rated. Best's classifications are A+ (superior), A (excellent), B+ (very good), B (Adequate), B- (Adequate), C+ (fair), C (marginal), D (below minimum standards) and E (under state supervision). Best's ratings are based upon factors of concern to policyholders and insurance agents, and are not necessarily directed toward the interests of investors in the rated insurance company and/or its parent and therefore should not be relied upon as a basis for an investment decisions.

         In 1996, PILIC received an initial B- (Adequate) rating reflecting the Company's improved capital and surplus position as a result of the Loewen settlement, while PALHIC is not rated at this time. The Company's goal is to strengthen the financial position of PILIC which the Company believes will result in an improved rating over time. The Company has requested a group rating for PALHIC, but there can be no assurance that PILIC can improve or maintain its rating or that PALHIC will receive a group rating.

         Regulation: Insurance companies are subject to supervision and regulation in the states and jurisdictions in which they transact business, and such supervision and regulation usually includes (1) regulating premium rates, policy forms (coverages and terms), (2) setting minimum capital and surplus requirements, (3) imposing guaranty fund assessments which fund insolvencies of other insurers (4) licensing insurance companies and agents, (5) approving accounting methods and methods of setting loss and expense reserve liabilities,
(6) setting requirements and limiting investments, establishing requirements for filing of annual statements and other financial reports, (7) approving changes in control, (8) limiting dividend payments that may be made without regulatory approval, (9) regulating transactions with affiliated parties and (10) regulating trade practices and market conduct.

         PILIC and PALHIC are domiciled in Pennsylvania and are regulated by the Insurance Department of Pennsylvania which recognizes as net income and surplus (Stockholders' Equity) those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department which differ in certain respects from generally accepted accounting principles. The amounts of statutory net income for the year ended and surplus as of December 31 were as follows:

(Dollars in thousands)                                                1996              1995             1994
                                                                     ------            ------           -----
PILIC (1)
      Net income (loss)                                              $ 9,668           $(1,570)         $    127
      Total capital and surplus                                       13,971             6,383             7,228
      Adjusted capital and surplus                                    14,838             6,743             7,597
      Company action level Risk Based Capital                          6,569             5,190             5,248

PALHIC (2)
      Net income (loss)                                              $ 1,631          $    (73)         $    202
      Total capital and surplus                                        5,351             3,068             3,002
      Adjusted capital and surplus                                     5,367             3,152             3,225
      Company action level Risk Based Capital                             19               235               423


1) PILIC's total capital and surplus, adjusted capital and surplus and company action level Risk Based Capital include amounts for its subsidiaries including PALHIC. PALHIC is only included in 1996 amounts.
2)   PALHIC includes amounts prior to its acquisition by the Company.

         At December 31, 1996, PILIC calculated its "Risk Based Capital" (RBC) utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate PILIC's adjusted capital, amounting to $14.8 million, exceeded the amount required by $8.3 million. PALHIC's adjusted capital of $5.4 million exceeded its RBC amount by $5.3 million. In concept, RBC standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of an insurer's business. Insurers failing to meet the benchmark capital level may be subject to scrutiny by the insurance department having jurisdiction over its business and, ultimately, rehabilitation or liquidation.

         The Company's business is subject to a changing legislative and regulatory environment. Some of the proposed changes include initiatives to restrict insurance pricing and the application of underwriting standards, reform health care and restrict investment practices. Proposals on national health care reform have been under consideration which could significantly change the way health care is financed and provided. The effect on the Company of comprehensive healthcare reforms, which if enacted, may have a materially adverse impact upon the ability of the Company to achieve profitability and engage in the writing of health and accident insurance.

         All of the states in which PILIC and PALHIC do business have life and health guaranty fund laws under which insurers doing business in such states can be assessed in order to fund policyholder liabilities of insurance companies which may become insolvent. Under these laws, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. Although assessments have not been material for 1996 through 1994 no assurances can be given that such will be the case in the future.

         Dividends: Dividends paid by the Company over and above the financial assets of PAMCO are dependent on the ability of PILIC to pay dividends to the Company and the ability of PALHIC to pay dividends to PILIC. The payment of dividends by PILIC and PALHIC is dependent upon a number of factors including earnings and financial condition, business needs and capital and surplus requirements as well as applicable regulatory restrictions. Under Pennsylvania law, PILIC and PALHIC are currently unable to pay dividends without the prior approval of the Pennsylvania Insurance Commissioner as a result of PILIC's and PALHIC's statutory unassigned deficit (retained earnings) of $2,975,000 and $3,079,000 respectively, which excludes common stock and additional paid-in capital amounts. The Company has not paid a cash dividend on its common stock since its inception in 1982. The Company intends on using retaining earnings to fund its growth and liquidity needs.

         Possible Adverse Impact of Inadequate Loss Reserves or Deferred Acquisition Costs: Policy Claims and the related policy benefit expense are based upon a variety of estimation methods which are continually revised, incorporating the Company's benefit experience. Accident and health policy benefits related to the Company's managed care "The Provident Solution" and HealthQuest products introduced in 1995 represent approximately 37% and 4% of 1996 and 1995 amounts, respectively. Since the Company's experience with these relatively new products has been limited and continues to emerge no assurances can be given that policy benefits will ultimately be deemed adequate. Accordingly, the need for increased reserves could have a materially adverse affect on the Company's results of operations.

         The Company deferred policy acquisition costs for its managed care products "The Provident Solution" and "HealthQuest" products, based on management's estimation that these costs are recoverable against future profits on these products. Increased lapsation over current levels or unprofitability in these products could result in an increase in the amortization rate of deferred acquisition costs, which would adversely impact future earnings.

         Highly Competitive Nature of the Insurance Industry: The Company operates in a competitive industry with regard to products, prices and services. Many competitors have considerably greater financial resources than the Company. In the United States more than 2,200 life insurance companies compete for life and health insurance business, and no one company dominates the marketplace. Most of the Company's direct competitors are small to medium sized life insurance companies and regional Blue Cross/Blue Shield organizations. Additionally, competition in the insurance industry may effect the Company's ability to achieve greater critical mass in its chosen product lines, while remaining competitive in compensation and product pricing.

         Reliance on Existing Management and Consultants: The operations of the Company have been largely dependent on current existing management and certain consultants whose expertise and relationships have brought about recent alliances and acquisitions. The loss to the Company of one or more of its current existing executive officers or consultants could have a material adverse effect on the business and operations and results of operations of the Company. The Company has entered into employment agreements with certain officers which have non compete and confidentiality provisions, and the Company maintains key man insurance with regard to Mr. Clemens. The Company has entered into consulting agreements with certain consultants which have non compete and confidentiality provisions.

         Inability to Migrate Computer Infrastructure: The Company has increased its systems staff and contracted with consultants for the purpose of migrating the Company's computer systems from mid-range computers to client server technology supported by well-known hardware and software suppliers. No assurances can be given that the new computer system will meet the Company's expectations and that the migration of administrative systems will contain costs and improve efficiency.

Number of Employees
-------------------

         The Company, including its subsidiaries, currently employs 221 people, an increase from 65 for the prior year, primarily as a result of the CSE acquisition which effectively insourced the Company's administration and claims and the acquisition of NIA which increased the Company's marketing, sales and administrative capacities. None of the employees is represented by a collective bargaining representative. The Company believes that its employee relations are excellent.


Item 2.  Properties.

         The Company's principal office, which is located at 2500 DeKalb Pike, Norristown, Pennsylvania, is owned by PILIC. This property is comprised of approximately 6.5 acres of land and buildings containing approximately 26,250 square feet of space. In 1997, the Company intends to purchase a parcel of adjoining land and to construct an 18,000 square foot addition to its offices at a cost of approximately $2.5 million. PILIC also owns a three-story office building located in Abington, Pennsylvania. As of December 31, 1996, all offices were leased to unaffiliated third parties. PILIC entered into an open-end lease for additional office space, in Norristown, Pennsylvania, in November 1996 for 4,893 square feet.

         NIA, a wholly-owned subsidiary of PILIC, leases commercial office space in Lakewood, Colorado. NIA's lease is for 12,419 square feet and a term of five years which commenced on July 1, 1996.

         The Company believes its existing facilities are suitable for the Company to conduct its present business. The Company anticipates in 1997 purchasing an adjacent parcel of land and adding an approximate 18,000-square-foot addition to the Company's principal office located in Norristown, Pennsylvania in order to provide for future business needs.


Item 3.   Legal Proceedings.

         The Company is involved in normal litigation in the settlement of insurance claims. Management is of the opinion that neither the litigation nor these claims will have a material adverse effect on the results of operations or financial position of the Company.


Item 4.   Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of holders of the Company's common stock during the fourth quarter of 1996.

                                     PART II


Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

Price Range of Common Stock

         The following table sets forth the quarterly high and low sale prices for the Company's Common Stock.

                                    Year Ended December 31,
                     --------------------------------------------------
                              1996                         1995
                     --------------------------------------------------
                      High           Low             High         Low
                     ------        -------          -----        -----
First Quarter         9-3/8         5-3/4           3-3/8        2
Second Quarter       10-5/8         5-1/8           3-3/8        2-3/4
Third Quarter        15-7/8         8-1/2           5-1/2        3
Fourth Quarter       14-1/2        10-5/8           7-3/8        3-7/8

---------
         On March 24, 1997, the closing price of the Company's Common Stock was $9.625. On that same date, there were approximately 1,540 shareholders.

Dividends

         The Company has not paid a cash dividend on its Common Stock since its inception in 1982 except for dividends paid for an acquired subsidiary. The Board of Directors of the Company currently intends to retain all earnings to finance the expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future.

         Dividends paid by the Company over and above the financial assets of PAMCO are dependent on the ability of PILIC to pay dividends to PAMCO and the ability of PALHIC to pay dividends to its parent, PILIC. The payment of dividends by PILIC and PALHIC is dependent upon a number of factors including earnings and financial condition, business needs and capital and surplus requirements as well as applicable regulatory restrictions. Under Pennsylvania law, PILIC and PALHIC are currently unable to pay dividends without the prior approval of the Pennsylvania Insurance Commissioner as a result of PILIC's and PALHIC's statutory unassigned deficit (retained earnings) of $2,975,000 and $3,079,000, respectively which excludes common stock and additional paid-in capital amounts.

         The Company paid cash dividends on the Series A and Series B Preferred Stock at the rate of .0636363 and .109090, respectively, per quarter. All Series B Preferred Stock was converted into common stock in 1996.

Recent Sales of Unregistered Securities

         On June 6, 1996, the Company issued 100,000 stock purchase warrants to Ladenburg, Thalmann & Co. Inc. The warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

         The Company issued a Stock Warrant Agreement to Richard E. Field dated as of January 1, 1996, which contained insurance premium production requirements as a condition of exercise. On March 20, 1997, the Company determined that Mr. Field had generated sufficient annualized premiums during the calendar year 1996 in order that the condition of exercise of 100,000 stock purchase warrants had been met. The stock purchase warrant was issued in reliance upon the excemption provided by Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data.

         The selected consolidated financial information set forth below has been derived from the consolidated financial statements of the Company and should be read in conjunction the Consolidated Financial Statements and notes thereto included elsewhere in this report, which have been audited by Coopers and Lybrand, LLP and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                     Years Ended December 31,
                                              1996          1995(1)           1994           1993             1992
                                              ----          -------           ----           ----             ----
                                                          (in thousands, except for per share data)
Statement of Operations Data:

Premiums earned excluding HealthQuest       $41,656        $32,709         $36,395        $40,634            $39,852
Premiums earned - HealthQuest                 3,050
Realized gains (losses) on investments         2,100            211             (89)         1,575              1,969
Litigation settlement, net                   22,400
Net investment  and other income              4,941          4,127           3,736          3,782              3,104
                                            -------------------------------------------------------------------------
Total revenues                               74,147         37,047          40,042         45,991             44,925

Benefits and expenses                        51,630         40,728          41,026         44,694             44,711
                                            -------------------------------------------------------------------------
Income (loss) before income taxes  and
  cumulative effect of accounting change     22,517         (3,681)           (984)         1,297                214
Income taxes                                  6,397             20              13             99                153
                                            -------------------------------------------------------------------------
Net income (loss) before cumulative
 effect of accounting change                 16,120         (3,701)           (997)         1,198                 61

Cumulative effect of  accounting change                                                      (294)
                                            -------------------------------------------------------------------------
Net income (loss)                            16,120         (3,701)           (997)           904                 61
Dividends on preferred stock                    194            334             334            192
                                            -------------------------------------------------------------------------
Net income (loss) applicable
     to common stock                        $15,926        $(4,035)        $(1,331)          $712                $61
                                            =========================================================================

Earnings (loss) per share of common stock:

Before cumulative effect of
     accounting change                         1.46          (0.44)          (0.16)          0.10               0.01

Cumulative effect of accounting change                                                      (0.03)
                                            -------------------------------------------------------------------------

Earnings (loss) per share of common stock:    $1.46         ($0.44)         ($0.16)         $0.07              $0.01


Common shares and equivalents used in
     computing earnings (loss) per share     10,886          9,100           8,421          9,511              9,359

Per share dividends paid on common stock      $0.00          $0.02           $0.00          $0.00              $0.00

(1) Restated for the acquisition of REF Associates, Inc. accounted for as a "pooling of interests".


                                                  Year Ended December 31,
                                 1996      1995 (2)       1994          1993           1992
                                 ----      --------       ----          ----           ----
                                          (in thousands, except for per share data)

Balance Sheet Data:

Investments                      $61,942      $46,890      $39,467       $42,413         $35,470
Total assets                      93,054       67,151       60,586        62,934          58,799
Notes payable                        298          830        1,166           182             365
Stockholders' equity              22,053        3,424        4,530         8,623           4,093
Stockholders' equity
     per common share (1)          $2.08        $0.34        $0.48         $0.92           $0.49

(1) Assumes conversion of Series A and Series B Cumulative Convertible Preferred stock into common stock of the Company on a share-for-share basis in years 1995, 1994 and 1993 and conversion of Series A Cumulative Convertible Preferred stock in 1996.

(2) Restated for the acquisition of REF Associates, Inc. accounted for as a "Pooling of Interest".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

1996 Results compared to 1995 Results

         Net income: The Company's 1996 Net income applicable to common stock was $15.9 million or $1.46 per share compared to a loss of $4 million or $.44 per share for 1995. The Company's 1996 Net income was favorably impacted by a "Litigation Settlement" representing $14.6 million of net income plus related realized gains on the sale of stock received as a result of Litigation Settlement as described in Note J - Litigation Settlement in the Notes to Consolidated Financial Statements.

         1996's results were favorably impacted by improved overall average accident and health policy benefits ratio offset by the Company's decision to recapture reinsurance ceded on certain multi-pay pre-need life insurance policies which resulted in a non recurring pre-tax charge in 1996 of $1 million.

         Accident and health premium: Accident and health gross premium for 1996 was $57.2 million compared to $39 million for 1995 and accident and health ceded premium in 1996 was $25.7 million compared to $15.9 in 1995, both of which increased as a result of increased new business from "The Provident Solution" and HealthQuest one life managed care health insurance products.

         The Company has expanded its group medical business through recent alliances and acquisitions. The Company has agreements with HealthCare COMPARE for managed care cost containment and HealthPlan Services Corporation for certain policy administration services. The Company acquired all of the outstanding shares of REF in order to obtain full control and the rights to the Company's "Provident Solution" plans and eliminates future commission expense between the Company and REF.

         1996 results have not been materially impacted as a result of the Company's acquisition of PALHIC acquired for the purpose of expanding the number of available states which the Company is licensed to sell life and health insurance. PALHIC is licensed in 40 states while PILIC is licensed in 25 states and the District of Columbia. Together the Company can write business in 42 states and the District of Columbia. PALHIC is in the process of obtaining regulatory approval to sell life and health plans in various states to be marketed by the Company's MGA, NIA and other distribution channels.

         With the NIA acquisition the Company acquired a 3,500 customer inforce book of business representing approximately $6.5 million of annualized premium at the date of acquisition. This book consists primarily of the "HealthQuest" product which is a managed care one-life PPO product similar to the Company's "Provident Solution" Plan. The impact of the NIA Acquisition and the HealthQuest book of business on 1996 results accounted for the following amounts; Accident and Health Premiums gross before reinsurance ceded of $6.1 million, Accident and Health Premiums net of reinsurance ceded of $3.1 million, Total revenue of $3.6 million, Benefits net of reinsurance of $1.7 million, Total expenses of $3.5 million and Pre-tax income of $0.1 million. These amounts represent the book of business acquired on May 1, 1996 together with post acquisition HealthQuest sales and lapsation and NIA's operations. The impact on Goodwill is found in Note B Significant Accounting Policies, Goodwill and a description of the acquisition is found in Note C Acquisitions and Sales of Business.

         At December 31, 1996 and 1995, annualized accident and health premium inforce on small group and managed care business amounted to $68.2 million and

$41.7 million, respectively, consisting of approximately 36,000 and 23,000 certificate holders, respectively. The $26.5 million net increase in annualized premium resulted from an increase in new business issued in 1996 of $53.6 million ($19.9 million in 1995), plus $6.5 million of annualized premium related to the HealthQuest book acquired on May 1, plus premium rate increases of approximately $8.4 million less lapses amounting to approximately $42 million. "The Provident Solution" and HealthQuest accounted for 65% and 25% of the inforce premium at year end 1996 and 1995, respectively, of the group accident and health business.

         The lapse ratio on small group and managed care accident and health insurance business based on annualized premium of 38% in 1996 declined from 41% in 1995. The lapse ratios to reflect the results of premium rate increases as well as the Company's continued shift toward managed care plans and away from traditional healthcare insurance. The Company's traditional healthcare insurance plans have higher premiums and higher policy benefits than its managed care plans. The accident and health lapse ratios include small group medical plans which by their nature have high lapsation. In order to further reduce the lapse ratio, the Company continues to follow the practice of pooling claim experience for re-rating of all cases with less than 25 participants. In addition, the Company has a conservation program which, as part of the renewal process, offers alternatives such as increased deductibles and different benefit structures designed to enable policyholders to maintain insurance protection without increased premium rates. While some policy-holders have switched to lower premium insurance plans, the Company does not believe the plans are less profitable.

        Life and annuity premium of $11.3 million for 1996 declined from 1995 due to reduced new premium growth caused by refinements in pre-need product and the Company's elimination of certain unprofitable marketing relationships selling the Company's pre-need products. The individual life insurance premium lapse ratios on an annualized basis for 1996 and 1995 were 9.7% and 9.1%, respectively.

        Life and annuity reinsurance ceded of ($1.9 million) was $5.5 million higher compared to 1995 due to the Company's 1996 recapture of reinsurance originally ceded in 1995 on certain multi-pay pre-need life insurance policies. The Company recaptured this business as a result of the availability of additional capital resulting form the Litigation Settlement. The recapture impact on 1996 results accounted for the following amounts; Premium - Life and annuity reinsurance ceded of $2.4 million, Death and other life policy benefits of $3.1 million and Commissions, net of ceding allowance of $0.3 million. The cession impact on 1995 results accounted for the following amounts; Premium - Life and annuity reinsurance ceded of $3.2 million, Death and other policy benefits of $3.2 million and Commissions, net of ceding allowance of ($1.0) million.

        Net investment income of $3.3 million for 1996 increased modestly compared to 1995 primarily due to an increase in bond investments which occurred in late 1996.

         Accident and health policy benefits ratio improved in 1996 compared to 1995 as the result of more first duration business where underwriting and policy provisions tend to produce loss ratios that are lower than subsequent durations.


                    Accident and Health Policy Benefit Ratio

                                                     1996             1995
                                                     ----             ----
Accident and health policy claims, net of
   reinsurance                                      $18,963         $14,458

Accident and health premiums, net of reinsurance
  Gross before reinsurance ceded                    $57,195         $39,028
  Less reinsurance ceded                            (25,670)        (15,882)
                                                  ----------------------------
  Premiums, net of reinsurance                      $31,525         $23,146
                                                  ============================
Accident and health policy benefit ratio               60.2%           62.5%


As described in Note B - Significant Accounting Policies, Policy Claims and the related policy benefit expense are based on a variety of estimation methods which are continually revised incorporating the Company's benefit experience. The Provident Solution and HealthQuest products, introduced in 1995 make up 37% and 4% of accident and health policy benefits in 1996 and 1995, respectively. Although the Company believes the Company's policy claim liabilities are adequate, the Company's experience with these relatively new products is limited and continues to emerge.

         Other operating expenses of $13.4 million in 1996 increased from $12.2 million in 1995, due to increased policy administration expenses caused by increased policy administration resulting from increased sales volume and expenses associated with the acquired HealthQuest book of business.

         With the CSE acquisition, the Company insourced its accident and health policy and claims administration functions in order to better control costs and service levels. The Company acquired CSE's staff and administration systems. The acquired administration system supports the Company's recently introduced managed care products and alliances with managed care networks.

         Deferred policy acquisition costs of $2.7 million for 1996 increased $2 million from 1995 due to $2.1 million of deferred managed care policy acquisition costs related to "The Provident Solution" and HealthQuest products. The Company began deferring costs for its managed care products in the third quarter of 1996 coinciding with management's estimation that costs are recoverable against future profits on these products. Amortization of deferred acquisition costs of $0.6 million increased $0.5 million from $0.1 million in 1995 primarily due to $0.4 million of managed care amortization in the second half of 1996 relating to deferrals in the third and fourth quarters of 1996. Increased lapsation over current levels or future unprofitability in managed care and certain life products could result in an increase in the amortization rate of DAC, which would adversely impact future earnings.

1995 Results compared to 1994 Results

         Net loss: The Company's 1995 Net loss applicable to common stock was $4.0 million or ($0.44) per share compared to a loss of $1.3 million or ($.16) per share for 1994. The Company's 1995 Net loss was unfavorably impacted by a non recurring expense charge (write-off) of $2.2 million of intangible assets and certain property and equipment, and a decreased amount of accident and health premium, without a corresponding reduction of other operating expenses. 1995 has been restated for the acquisition of REF accounted for as a pooling of interests.

         Accident and health gross premium: Accident and health gross premium for 1995 was $39 million, down from $46.2 million in 1994 and Accident and health ceded premium in 1995 was $15.9 million, down from $20 million in 1994 both due to increased lapsation in 1995 without sufficient health sales to offset lapsation. The Company's new managed care product "The Provident Solution" was introduced in mid 1995 and for that reason did not have sufficient earned premium volume to offset lapsation of the Company's traditional group accident and heath plans. The accident and health insurance lapse ratios for small group and managed care business in 1995 and 1994 were 41% and 35%, respectively. The overall lapse ratio increased due to an increased proportion of small group and managed care business which by their nature have higher lapsation. The small group medical business for 1995 and 1994 accounted for approximately 61.5% and 49.8%, respectively, of the group accident and health business. The lapse ratios reflect the results of continued premium rate increases as well as the increasing trend away from traditional healthcare insurance to managed care plans which have lower premium amounts. While some policyholders have switched to less expensive insurance plans, the Company does not believe such plans are less profitable.

         At December 31, 1995 and 1994, annualized accident and health premium inforce on small group and managed care business amounted to $41.7 million and $39.6 million, respectively, consisting of approximately 23,000 and 16,000 certificate holders, respectively. The net increase in annualized premium in 1995 resulted from new business amounting to approximately $19.9 million primarily The Provident Solution plus premium rate increases of approximately $13 million net of lapses amounting to approximately $30.8 million. In 1995, "The Provident Solution" was introduced in mid 1995 and accounted for $11.1 million of annualized premium or 25% of total annualized accident and health premium at December 31, 1995.

        Life and annuity premium of $13.2 million for 1995 increased compared to $10.7 million for 1994 due to increased pre-need sales. Life and annuity reinsurance ceded of $3.7 million was $3.2 million higher compared to $0.4 million for 1994 due to the Company's 1995 reinsurance of certain multi-pay pre-need life insurance policies. The individual life insurance premium lapse ratios on an annualized basis for 1995 and 1994 were 9.1% and 7.8%, respectively. The higher 1995 lapse ratio results primarily from final expense policies.

         Accident and health policy benefits ratio improved in 1995 compared to 1994 as a result of improved experience in the Company's high deductible medical excess loss insurance for self insured employers.


                    Accident and Health Policy Benefit Ratio

                                                           1995         1994
                                                           ----         ----

Accident and health policy claims, net of reinsurance    $14,458      $16,557

Accident and health premiums, net of reinsurance
  Gross before reinsurance ceded                         $39,028      $46,164
  Less reinsurance ceded                                 (15,882)     (20,043)
                                                        -----------------------
  Premiums, net of reinsurance                           $23,146      $26,121
                                                        =======================
Accident and health policy benefit ratio                    62.5%        63.5%



         Commissions, net of ceding allowance of $4.5 million in 1995 increased compared to $4.2 million in 1994 primarily due a reduction in the amount of accident and health reinsurance ceding allowances of $1 million which resulted from a decreased amount of accident and health premium, partially offset by lower paid accident and health commissions paid to agents. Ceding allowances are a reduction to commission expense.

         Other operating expenses of $12.2 million in 1995 increased $2.5 million compared to $9.7 million in 1994 primarily due to a one time expense charge (write-off) in 1995 of $2.2 million. In 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the time of adoption, management determined that certain intangible assets and equipment should be written off. Approximately $2.2 million was charged against operations in 1995. The assets related to systems development and hardware costs are being replaced with systems being acquired through acquisitions and will no longer be used. In addition, the carrying value of goodwill and value of insurance in force purchased was reevaluated considering the Company's historical results.

         Excluding the write-off in 1995, other operating expenses were 19.1% of total gross earned premium in 1995, up from 17% in 1994 due to a decreased amount of accident and health premium, without a corresponding reduction of other operating expenses.

         Deferred policy acquisition costs of $0.8 million for 1995 increased $0.4 million from 1994 due to increased sales of final expense life policies. No accident and health policy acquisition costs were deferred in 1995 or 1994.

Liquidity and Capital Resources

        A major objective of the Company is to maintain sufficient liquidity to fund growth, fulfill statutory requirements and meet all cash requirements with cash and short term equivalents plus funds generated from the cash flow from operations.

         The primary sources of cash are premiums, investment income and investment sales and maturities. The primary uses of cash are benefit payments to insureds, operating costs including policy acquisition costs and investment purchases. The Company's liquidity requirements are primarily created and met by PILIC and PALHIC.

         Cash and investments carried at market value at December 31, 1996 amounted to $68.2 million which consisted of $55 million of bonds issued by the U.S. Government, government agencies, public utilities and other corporations, $4.9 million of equity securities, $2.1 million invested in policy loans, real estate and other invested assets and $6.2 million in cash and cash equivalents. Bonds are investment grade securities with fixed incomes ranging in maturity from one to 30 years. The gross average yield on fixed income bonds as of December 31, 1996, 1995 and 1994 was 6.5%, 6.3% and 7%, respectively. The Company's investment policy is to buy medium term U.S. government direct and agency bonds which may require periodic sales of securities prior to maturity when cash flow from operations is not sufficient to meet current obligations. All bonds are considered to be "available for sale". The Company and its subsidiaries do not invest in high yield debt instruments, defined as securities below investment grade with interest rates or yields significantly above market rates.

         The Company has a line of credit with a bank in the amount of $250,000 with interest at 1% above the prime rate. The line of credit is collateralized by an assignment of agents contracts, agents right to certain future life insurance commissions due to be paid by PILIC and all of the assets of the Company and Agency except the stock of PILIC. Outstanding borrowings at December 31, 1996, 1995 and 1994, amounted to $0, $230,000 and $166,000.

         The Loewen settlement provided a significant source of cash and invested assets in 1996. The settlement contributed approximately $22.4 million of pre-tax income made up of $3 million of cash and 718,519 shares of Loewen common stock valued at $19.4 million. The Company sold 85% of its Loewen stock representing $18.5 million of sale of equity investments which includes a realized pre-tax gain of $2 million. The Company sold its remaining Loewen Equity during the first quarter of 1997 resulting in $4.1 million of cash from sale of investments which includes a realized pre-tax gain of $1 million.

         Net cash from operating activities of $1.1 million in 1996 excludes stock received from Loewen but includes cash received from Loewen and the Company's federal income tax payments which largely relate to the settlement and subsequent realized gain on the sale of Loewen stock.

         Change in future policy benefits and claims and change in premium due and uncollected, unearned premium and premium received in advance of $8.5 million and $1 million, respectively increased in 1996 compared to 1995 due to increased accident and health new business from "The Provident Solution" and HealthQuest one life managed care health insurance products. The Company anticipates the majority of its unpaid accident and health claims incurred during 1996 will be paid during 1997.

         Change in amounts due to/from reinsurers in 1996 of $2.1 million declined from 1995 due to the recapture of reinsurance ceded on certain multi-pay pre-need life insurance policies which contributed to net cash from operating activities in 1995.

         Change in accrued commissions and expenses in 1996 of $1.9 million increased compared to 1995 due to increased accident and health premium volume along with the timing of December 1996's commission payments. These accruals are anticipated to be paid in 1997 though net cash from operations.

         (Increase) decrease in loans receivable in 1995 and 1994 represents a loan of $1 million originated in 1994 to six agents repayable over a period of 30 months, together with interest at the rate of prime plus one percent. The loans, collateralized by their commissions to be earned in the future and approximately 255,000 shares of the Company's common stock purchased with the loan proceeds in market transactions, were repaid in 1994 and 1995. Concurrent with the origination of the agent loan, the Company entered into a term loan agreement with a bank and borrowed $1,000,000 included in Proceeds from note payable - bank in 1994. Under the terms of the loan agreement, the loan is repayable in 30 monthly installments of $33,333 from January 1995 and bears interest at 1% above prime rate. The Company anticipates timely repayment of the loan from cash from operations.

        Acquisition of business, net of cash received represents the consideration paid for PALHIC, NIA and CSE acquisitions as described in Note C - Acquisitions and Sale of Subsidiaries and Businesses in Notes to Consolidated Financial Statements. The Company's acquisition of PALHIC included a high quality bond portfolio whose market and book value was approximately $3.6 million as of the date of acquisition and $5.4 million at December 31, 1996. In connection with these acquisitions the Company issued $1.9 million of its common stock.

        Withdrawals from contractual deposit funds of $2.3 million, $1.8 million and $1.5 million for 1996, 1995 and 1994, respectively represented withdrawals from PILIC's deposit administration group annuities which were originally sold in the late 1970s and may be surrendered by contractholders. Practically all these contracts are subject to a 5% surrender charge, a six month waiting period, a maximum withdrawal of $50,000 per month and reduction to 3% in the amount of interest which is credited during the termination phase. Surrender benefits on all other insurance products over the past several years have not been significant and are not expected to be in the future. The pre-need and final expense life products are relatively small and do not accumulate significant surrender benefits.

         PAMCO's assets consist primarily of the stock of its direct subsidiaries. PAMCO's principal sources of funds in 1996 were PAMCO's portion of the Loewen settlement and the issuance of stock. In 1995 and 1994 principal sources were bank borrowings and borrowings from its direct and indirect subsidiaries. Cash requirements consist of payment of interest and principal on its outstanding debt, preferred dividends and the expenses of its corporate activities. PAMCO sold its portion of Loewen stock in the first quarter of 1997 which the Company believes will provide sufficient funds to meet its current obligations.

         The Company has entered into agreements pursuant to which options to purchase shares of the Company's common stock will be granted to various agents as they achieve certain production quotas and performance levels and the Company initiated a "1996 Employee Incentive Plan" granting options to purchase shares of the Company's common stock to key employees whom the Company believes are critical to the future success of the Company.

        The Company anticipates that it will fund surrenders and benefit payments along with other operating expenses through Net cash from operating activities, scheduled investment maturities, and the liquidation of short-term investments. Excess cash flow from operations and financing are transferred to the investment portfolio where it is available for investment and future cash needs. Anticipated capital expenditures are discussed later.

        The statutory capital and surplus of PILIC which includes amounts related to its subsidiary PALHIC, was $13.9 million at December 31, 1996 which includes the benefits of certain permitted practices as described in Note P - Reconciliation From Statutory Basis (Unaudited) to Generally Accepted Accounting Principles Basis in the Notes to Consolidated Financial Statements. At December 31, 1996, PILIC calculated its "Risk Based Capital" utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate PILIC's adjusted capital, amounting to approximately $14.8 million, exceeds the Company Action Level amount required by approximately $8.3 million. PALHIC's results of this computation indicate PALHIC's adjusted capital, amounting to approximately $5.4 million, exceeds the Company Action Level amount required by approximately $5.3 million. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurers business. This formula is a primary measurement as to the adequacy of total capital and surplus of life insurance companies. Administrative rules and legal restrictions of state insurance departments presently prevent payment of dividends by PILIC and PALHIC to their parent companies without regulatory approval.

Impact of Inflation

         Inflation increases the need for insurance. Many policyholders who once had adequate insurance programs increase their life insurance coverage to provide the same relative financial benefits and protection. The effect of inflation on medical costs leads to accident and health policies with higher benefits. Thus, inflation has increased the need for life and accident and health products.

         The higher interest rates which have traditionally accompanied inflation also affect the Company's investment operation. The market value of the Company's fixed rate long-term investments decreases as interest rates increase.

         Inflation has significantly increased the cost of health care. The adequacy of premium rates in relation to the level of health claims is constantly monitored and, where appropriate, premium rates on such policies are increased as policy benefits increase. Failure to make such increases commensurate with health care cost increases may result in a loss from health insurance operations.

         The Company's pre-need products include periodic adjustments to the face amount of the policy for increases in the consumer price index.

Capital Expenditures and Commitments

         Capital commitments in 1997 are anticipated to be approximately $1 million for computer hardware and software equipment which is expected to be leased over a period of four years with a one dollar buyout at the end of the lease. The Company anticipates purchasing in 1997 a parcel of land adjacent to the Company's existing office and spending approximately $2.5 million for an approximate 18,000 square foot addition to the Company's principal office located in Norristown, Pennsylvania.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Accountants                                           F-1

Consolidated Balance Sheets - December 31, 1996 and 1995                    F-2

Consolidated Statements of Operations
  Years ended December 31, 1996, 1995 and 1994                              F-3

Consolidated Statements of Changes in Stockholders' Equity
  Years ended December 31, 1996, 1995 and 1994                              F-4

Consolidated Statements of Cash Flows - Years
  ended December 31, 1996, 1995 and 1994                                    F-5

Notes to Consolidated Financial Statements                          F-6 to F-31

Item 9. Changes in and Disagreements with Accountants on Accounting and Disclosure.

                                      None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                                                                                            Director or            Year Term
                                               Principal Occupation                          Executive                Will
        Name                  Age               for Past Five Years                        Officer Since             Expire
        ----                  ---              ---------------------                       -------------           ----------
Michael F. Beausang, Jr.      60       Director; Secretary and General Counsel                 1989                   1997
                                       of the Company, PILIC and PALHIC since
                                       October 1989; Director and Secretary of
                                       Maine National Life 1984-1995; Partner
                                       in the law firm of Butera, Beausang,
                                       Cohen & Brennan since 1970; Director,
                                       Jefferson Bank.

James O. Bowles               42       President and Chief Operating Officer of                1996                   N/A
                                       the Company, PILIC and PAMCO since
                                       October 1996; President of NIA
                                       Corporation since 1994; Vice President
                                       of Mid America Mutual Life Insurance
                                       Company 1989-1995; Senior Manager of
                                       KPMG Peat Marwick 1978-1989.

Alvin H. Clemens              59       Director; Chairman of the Board and                     1989                   1997
                                       Chief Executive Officer of the Company
                                       and subsidiary companies since October
                                       1989 and President of the Company and
                                       PILIC 1993-1996; President of Maine
                                       National 1989-1995; Owner and Chairman
                                       of the Board of Maine National
                                       1985-1989; President and Director of
                                       Academy Life Insurance Co. and Pension
                                       Life Insurance Co. 1970-1985;
                                       Chairman/Chief Executive Officer of
                                       Academy Insurance Group Inc. 1967-1985.

Valerie C. Clemens(1)         41       Director; Founder/Owner of Valerie's                     1989                  1997
                                       Limited Showcase of Fashion 1984-1990;
                                       Executive Director of Miss America's
                                       Maine Scholarship Pageant 1985-1987.

Harold M. Davis               61       Director; Chairman of the Board of                       1989                  1997
                                       Realen Homes, Inc. since 1968.

William C. Fay III            42       Senior Vice President Sales of the                       1994                  N/A
                                       Company and Subsidiaries since 1994;
                                       Assistant Vice President of Consolidated
                                       Group from 1982-1993.

John T. Gillin                57       Director; Self-employed since 1992;                      1984                  1997
                                       Managing Director, Hopper Soliday
                                       Corporation 1987-1992.

Henry G. Hager                62      Director; Partner in the law firm of                      1996                  1997
                                      Stradley, Ronon, Stevens and Young since
                                      1994; President and Chief Executive
                                      Officer of The Insurance Federation of
                                      Pennsylvania since 1985.

                                                                                            Director or            Year Term
                                               Principal Occupation                          Executive                Will
        Name                  Age               for Past Five Years                        Officer Since             Expire
        ----                  ---              ---------------------                       -------------           ----------

Frederick S. Hammer           60       Director; Partner of Inter-Atlantic                      1996                  1997
                                       Securities Corp. since 1994; Chairman of
                                       the Board of Directors, National Media
                                       Corp. since March 1996 and member of the
                                       Board since 1994; President of Mutual of
                                       America Capital Management Corp.
                                       1992-1994, Director; Ikon Office
                                       Solution since 1987.

George W. Karr, Jr.           59       Director; Chief Executive Officer of                     1996                  1997
                                       Karr Barth Associates, Inc. since 1984.

P. Glenn Moyer                61       Director; Director, Maine National                       1989                  1997
                                       1985-1995; Private Practice Attorney
                                       since 1992; Partner in the law firm of
                                       Butera, Beausang, Moyer & Cohen from
                                       1968 through 1992.

Anthony R. Verdi              31       Treasurer and Chief Financial Officer of                 1990                  N/A
                                       the Company, PILIC and PALHIC since
                                       January 1990; Vice President and
                                       Controller of Inter-County
                                       Hospitalization Plan Inc. 1986-1990;
                                       Assistant Controller Academy Insurance
                                       Group Inc. 1971-1986.

(1)  Valerie C. Clemens is the wife of Alvin H. Clemens.

       During 1996, the Company's Board of Directors held three (3) meetings. All Directors attended at least 75% of the aggregate meetings of the Board and the Committees on which they served.

       Messrs. Alvin H. Clemens, James O. Bowles, William C. Fay, III, and Anthony R. Verdi are the executive officers of the Company.

       David R. Carr, Jr. and Michael V. Warhurst resigned as directors of the Company effective May 20 and June 1, 1996, respectively; Steven H. Rosner was not nominated for reelection as a Director at the 1996 Annual Meeting of Shareholders. Also, John A. Muller, III, Chief Operating Officer of the Company, left the employ of the Company on March 7, 1997 to pursue other interests. Mr. Bowles, President of the Company, assumed the duties of the Chief Operating Officer of the Company and the Insurance Subsidiaries upon the resignation of Mr. Muller.

Committees of the Board of Directors

   The Company's Board of Directors has standing an Executive/Compensation/Nominating Committee and an Audit Committee. In addition, during 1996 the Board created a new Option Administration Committee.

   The Executive/Compensation/Nominating Committee, on which Messrs. Clemens, Davis, Gillin and Karr currently serve, is appointed to act when a meeting of the full Board of Directors is not feasible, administers the Company's compensation matters and also nominate directors and determine replacements for directors when membership on the Board of Directors ends prior to the expiration of a term. The Executive/Compensation/Nominating Committee held three meetings during 1996.

   The Audit Committee, on which Messrs. Gillin, Moyer, and Mrs. Clemens (Mr. Beausang is an alternate) currently serve, is appointed to recommend the selection of the Company's auditors, review the scope and results of audits, review the adequacy of the Company's accounting, financial and operating system and supervise special investigations. The Audit Committee held no meetings in 1996.

   The Option Administration Committee was established by the Board of Directors on July 16, 1996 and consists of James O. Bowles, Alvin H. Clemens, Harold M. Davis, P. Glenn Moyer, and Anthony R. Verdi. Any options to be granted to Messrs. Bowles, Clemens, or Verdi are subject to the approval of only Messrs. Davis and Moyer, who are outside directors of the Company and as such are disinterested persons. The Option Administration Committee held one meeting during 1996.

Director Compensation

   Directors who are not employees of the Company are paid a fee of $1,000 for attendance at each meeting of the Board of Directors of the Company, with no fee being paid for attendance at meetings of any of the Company's subsidiaries, and $500 for attendance at each meeting of any committee of the Board.

   During 1996 the Company discontinued the payment of a quarterly retainer of $1,500 to each non-employee Director, and in lieu thereof, granted each Director an option to purchase 25,000 shares of the Company's Common Stock, at an exercise price equal to the fair market value of a share of the Company's Common Stock on the date of grant, exercisable one-third on the date of grant, one-third one year from the date of grant, and the remaining one-third two years from the date of grant; except that upon the death of a Director or the failure of the Company to nominate a Director for re-election, all remaining options will become immediately exercisable, and any unvested portion of the option shall terminate if the Director resigns prior to two (2) years from the date of grant of the option.

Item 11.  Executive Compensation

Employment Agreements

   Effective February 19, 1997, the Company and Mr. Clemens entered into a new employment agreement ("Agreement") which replaces Mr. Clemens' prior Employment Contract dated as of January 1, 1993. Pursuant to the Agreement, Mr. Clemens is employed as Chief Executive Officer of the Company for a five-year term ending December 31, 2002 (the "Term"), and unless otherwise terminated, the Term shall automatically be extended at the end of each year after December 31, 1997, in order that at all times, on each December 31st during the duration of the Agreement, there shall be an unexpired five-year Term. Mr. Clemens is paid a base salary in 1997 of $394,308, plus an annual cost of living increase, and such additional incentive or bonus compensation as shall be deemed appropriate from time to time by the Board of Directors of the Company. No bonus was paid to Mr. Clemens in 1996. The Agreement further provides for group life, health, disability, major medical, and other insurance coverages for Mr. Clemens and his family, and upon termination, provides termination benefits which include the provision of health insurance for Mr. Clemens and his spouse for life, a salary benefit of five times base salary in the event of Mr. Clemens' death, disability, or termination without cause, and includes certain restrictions on Mr. Clemens competition and disclosure of confidential information.

   In addition, pursuant to an Agreement effective March 10, 1997, the Company granted Mr. Clemens an additional option to successively purchase shares of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred") upon any exercise by Mr. Clemens' of his existing option and each subsequently granted option to purchase shares of Series A Preferred Stock from time-to-time, limited (i) in the aggregate for that number of Series A Preferred Stock Options which, when exercised or voted as exercised, shall permit Mr. Clemens to acquire the right to vote 55% of the shares of the Company's Common Voting Stock from time-to-time outstanding, after giving effect to all other shares of the Company's Common Stock owned, either directly or beneficially, by Mr. Clemens at such time (ii) the number of Series A Preferred Stock which are, as of the date of any such exercise, authorize and unissued; and (iii) except upon the occurrence of a "change of control" (defined therein), Mr. Clemens may not exercise an option to purchase more than 550,000 shares of Series A Preferred Stock in any six (6) month period. Upon the occurrence of a "change of control" of the Company, Mr. Clemens shall have the right to immediately exercise all options to purchase shares of Series A Preferred Stock, and the Company will make a loan to him in an amount equal to the aggregate exercise price of all options to purchase Series A Preferred Options which Mr. Clemens may then be entitled to exercise (the "Loan"). The Loan shall be unsecured, and shall bear interest at the then applicable federal short-term rate, but not less than six (6%) percent per annum, with interest and principal due and payable in full five
(5) years from the date of the Loan. For this purpose, a "change of control" shall mean the acquisition by any individual, entity or group (within the meaning of the Securities Exchange Act of 1934, as amended), of beneficial ownership of 25% or more of either the then outstanding shares of the Common Voting Stock of the Company, or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors.

   Mr. Bowles is employed as President pursuant to an Amended and Restated Employment Contract dated as of November 7, 1996 for a three-year term commencing as of October 1, 1996, which provides for a base salary of $195,000, with an annual cost of living increase, and such additional incentive or bonus compensation and certain insurance and other fringe benefits as shall be deemed appropriate from time-to-time by the Executive Committee or the Board of Directors of the Company. The Employment Contract further provides certain restrictions on Mr. Bowles' competition and disclosure of confidential information. In addition, Mr. Bowles was granted an option to purchase 50,000 shares of the Company's Common Voting Stock at an exercise price equal to the fair market value of a share of the Company's Common Voting Stock on the date of grant, which option is exercisable in its entirety as of the date of grant.

   The following three tables show information relating to the Chairman of the Board, President and Chief Executive Officer and the most highly compensated executive officers during the calendar years specified therein.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Long-Term Compensation
-----------------------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                              Awards              Payouts
-----------------------------------------------------------------------------------------------------------------------------------
        (a)                  (b)         (c)         (d)          (e)          (f)            (g)          (h)            (i)
                                                                                                        Long Term
                                                                           Restricted     Securities    Incentive
                                                             Other Annual     Stock       Underlying      Plan         All Other
   Name and Principal                  Salary       Bonus    Compensation   Award(s)        Options      Payouts    Compensation(2)
       Position(1)          Year         ($)         ($)          ($)          ($)            (#)          ($)            ($)
-----------------------------------------------------------------------------------------------------------------------------------
Alvin H. Clemens,           1996       386,662                                              50,000                      15,748
Chairman of the Board       1995       381,814                                                                          15,225
and CEO                     1994       356,494                                                                          26,036


James O. Bowles(3)          1996       130,000                                             125,000
President & Chief           1995
Operating Officer           1994


William C. Fay III          1996       111,958    173,570                                  160,000                       3,080
Sr. Vice President          1995       120,802     89,108                                                                3,042
Sales                       1994       120,191                                                                           1,609


Anthony R. Verdi,           1996       128,072                                              75,000                      10,406
Treasurer and CFO           1995       126,000                                                                           9,415
                            1994       127,549                                                                          10,015


John A. Muller, III(4)      1996       131,183                                              50,000                       1,625
COO                         1995       125,385                                                                           1,568
                            1994       113,508                                              10,000                       1,407
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes Chairman of the Board, President and Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000.
(2) Includes for 1996 and 1995, respectively , (a) Company contributions to savings plan (Mr. Clemens $3,750 and $4,620; Mr. Fay $3,080 and 3,042 Mr. Verdi $3,150 and $2,558; and Mr. Muller $1,625 and $1,568), and (b)
     automobile expense allowances (Mr. Clemens $11,998 and $10,605; and Mr. Verdi $7,256 and $6,857).
(3) Mr. Bowles joined the Company on May 1, 1996 as a result of the NIA acquisition.
(4) Mr. Muller began his employment with the Company on November 23, 1992 and voluntarily terminated on March 7, 1997.

                         Provident American Corporation
             Aggregate Option Exercises in 1996 and Year End Values

                                                                               Number of
                                   Shares                                     Underlying                    Value of
                                 Acquired                                     Unexercised              Unexercised In-the-
                              On exercise              Value                     Options                  Money Options
     Name                          (#)          Realized ($)                 at 12/31/96                 at 12/31/96 ($)
------------------------------------------------------------------------------------------------------------------------
     (a)                            (b)                 (c)                       (d)                         (e)
------------------------------------------------------------------------------------------------------------------------
Alvin H. Clemens
Chairman of the Board, CEO
 exercisable                        0                    $0                    1,253,376                  $16,407,820
 unexercisable                                                                    50,000                     $150,000

James O. Bowles
President & COO
 exercisable                        0                    $0                       60,000                     $230,000
 unexercisable                                                                    65,000                     $270,000

William C. Fay III
Sr. Vice President, Sales
 exercisable                                                                      42,000                     $407,875
 unexercisable                      0                    $0                      118,000                     $744,000

Anthony R. Verdi
Treasurer and CFO
 exercisable                   11,000              $135,135                       27,000                     $279,250
 unexercisable                                                                    97,000                     $270,000

John A. Muller, III (1)
COO
 exercisable                        0                    $0                       48,500                     $148,628

-------------
(1) ceased employment on March 7, 1997.

                         Provident American Corporation
                             Options Grants in 1996

                                                                                                 Potential Realizable Value
                            Number of   % of total                                        at Assumed Annual Rates
                           Securities    Options       Exercise                         of Stock Appreciation for
                             Options     Granted to      Price           Expiration            Option Term       alternative to
     Name                    granted      Employees      $/Shr              date               5%        10%        f&g (2)
-----------------------------------------------------------------------------------------------------------------------------------
      (a)                     (b)           (c)          (d)                 (e)               (f)       (g)         (h)
-----------------------------------------------------------------------------------------------------------------------------------
Alvin H. Clemens             50,000         6%         $11.00              8/12/02           $88,210    $188,717    $165,000 (a)
Chairman of the Board, CEO

James O. Bowles              50,000         6%         $10.00              8/12/02           $80,191    $171,561    $165,000 (a)
President & COO

James O. Bowles              25,000         3%         $ 6.00              5/17/01           $ 4,500    $  9,000    $ 45,000 (b)
President & COO

James O. Bowles              50,000         6%         $11.00              11/7/96           $     0    $      0    $165,000 (a)
President & COO

William C. Fay III           85,000        10%         $ 6.00              5/17/01           $81,795    $174,992    $303,450 (c)
Sr. Vice President, Sales

William C. Fay III           50,000         6%         $10.00              8/12/02           $80,191    $171,561    $297,000 (c)
Sr. Vice President, Sales

Anthony R. Verdi             50,000         6%         $10.00              8/12/02           $80,191    $171,561    $297,000 (c)
Treasurer and CFO

Anthony R. Verdi             25,000         3%         $ 6.00              5/17/01           $24,057    $ 51,468    $ 89,250 (c)
Treasurer and CFO

John A. Muller, III(1)       50,000         6%         $10.00              8/12/02           $80,191    $171,561    $297,000 (c)
COO

-------------
(1) Mr. Muller forfeited all options granted in 1996 due to his termination of employment in March 7, 1997.
(2) Based on the Black-Scholes option pricing model asssuming; 0% dividend yield, no adjustments for forfeitures and the following expected stock volatility, length of time for exercise and risk free interest rate; (a) 71.8%, one year and 5.55%, (b) 75%, one year and 5.5% (c) 73.9%, four years and 6.32%, respectively.

Stock Option Plans

   The Company maintains the Stock Option Plans for executives, officers or directors of the Company and its subsidiaries and affiliates.

   The 1993 Incentive Stock Option Plan for Employees was discontinued, and effective July 16, 1996, the Company's Board of Directors adopted the 1996 Employee Incentive Stock Option Plan ("1996 Employee Plan"), subject to the approval by the Company's shareholders at the next Annual Meeting of Shareholders. The 1996 Employee Plan provides for the issuance of options for up to 950,000 shares of the Company's Common Voting Stock to key employees of the Company and its subsidiaries and affiliates, exercisable for up to five years from the effective date of the grant at a price not less than the fair market value of the shares on the effective date of grant. All options granted under the 1996 Employee Plan have been granted at 100% of the fair market value of the shares on the effective date of the grant, with the exception of an option granted Mr. Clemens, which was granted at 110% of the fair market value on the date of the grant.

   The Non-Qualified Stock Option Plan for Directors (Directors Plan") was amended and restated effective as of July 16, 1996 in order to increase the number of shares authorized for the issuance thereunder by 356,500 shares and to incorporate prior amendments. Options granted under the Directors' Plan are exercisable for up to ten years from the date of grant at a price of not less than the fair market value of the shares on the date of the grant. All options granted under the Director's Plan have been granted at 100% of the fair market value of the shares on the date of grant.

   The Stock Option Plan for Executives ("Executive Plan") was amended and restated effective December 11, 1996 and authorizes the granting of options to purchase up to 3,850,000 shares of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), which are exercisable for up to ten years from the effective date of grant at a price of not less than the fair market value of the shares on the date of grant. Effective March 10, 1997, the Company granted Alvin H. Clemens an option to purchase shares of the Company's Series A Preferred Stock successively upon each exercise by Mr. Clemens of existing options and each subsequently granted options to purchase shares of Series A Preferred Stock from time-to-time, limited in the aggregate to (i) that the number of shares of Series A Preferred Stock which, when exercised, shall permit Mr. Clemens to acquire the right to vote not more than 55% of the shares of the Company's Common Voting Stock owned, either directly or beneficially, by Mr. Clemens at such time, (ii) the shares of Series A Preferred Stock which are, as of the date of any such exercise, authorized and unissued; and (iii) an option to purchase more than 550,000 shares of Series A Preferred Stock in any six month period shall be prohibited except upon the occurrence of a "change of control" (within the meaning of the Securities Exchange Act of 1934, as amended).

   The Company's Stock Option Plans are administered by the Board of Directors and Option Administration Committee. The respective administrators of the Stock Option Plans are authorized to select optionees, determine the number of shares for which options are granted to each optionee, the exercise price of the options, and the other terms and conditions of the options.

   During 1996, the Company granted incentive stock options to purchase an aggregate of 850,000 shares of the Company's Common Voting Stock at prices ranging from $6 to $11 per share under the 1996 Employee Plan and 250,000 shares of the Company's Common Voting Stock at prices ranging from $8.75 to $12.25 per share under the Directors' Plan. During 1996, a total of 27,550 options were exercised under the 1996 Employee Plan and 33,000 options were exercised under the Directors' Plan.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth, as of March 24, 1997, the amount and percentage of the Company's outstanding Common Stock beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock; (ii) each director; (iii) each executive officer and (iv) all officers and directors of the Company as a group.

                                                                                                        Series A
                                                                                                 Cumulative Convertible
                                                           Common Stock                              Preferred Stock

                                               No. of Shares            Percent            No. of Shares           Percent
Name of                                        Beneficially               of               Beneficially              of
Beneficial Owner                                 Owned(1)              Class(2)               Owned(1)             Class(2)
----------------                               -------------           --------            --------------         ---------
Alvin H. Clemens                                 2,727,869(3)            25.7%              1,100,000(4)             97.3%
     907 Exeter Crest
     Villanova, PA 19085

Richard E. Field                                   707,500(5)             7.0%
     134 Medinah Drive
     Blue Bell, PA 19422-3212

Michael F. Beausang, Jr.                            21,108(6)(7)           .2%                 16,500                 2.8%

James O. Bowles                                     75,000(8)              .7.%

Valerie C. Clemens                                 228,333(7)             2.3%

Harold M. Davis                                    118,333(7)             1.2%

William C. Fay III                                  59,000(9)              .6%

John T. Gillin                                      23,333(7)              .2%

Henry G. Hager                                      18,333(7)              .2%

Frederick S. Hammer                                  8,333(7)              .1%

George W. Karr, Jr.                                 18,333(7)              .2%

P. Glenn Moyer                                      12,333(7)              .1%

Anthony R. Verdi                                    59,761(10)             .6%                  5,500                 1.0%


ALL DIRECTORS AND OFFICERS
     AS A GROUP (13 PERSONS FOR
     COMMON STOCK AND 3 PERSONS
     FOR PREFERRED STOCK)                        2,870,069(11)           26.4%              1,122,000(4)             99.3%

-----------

(1) Information furnished by directors and officers.

(2) Calculated as a percentage of outstanding shares plus each Owners (or all Directors and Officers as a group) options to purchase Common Shares.

(3) Includes options granted to Mr. Clemens to purchase an additional 549,656 shares of the Company's Common Stock at a price of $.91 per share granted pursuant to the Amended and Restated Stock Option Agreement dated as of February 27, 1989, excludes 550,000 shares of Series A Cumulative Convertible Preferred Stock purchased by Mr. Clemens on March 31, 1993 and also excludes 550,000 options at $3.64 per share to purchase Series A Cumulative Convertible Preferred Stock granted to Mr. Clemens pursuant to a Stock Option Agreement dated April 1, 1993. The Series A Cumulative Convertible Preferred Stock is convertible into either Class A Common Stock when issuable or into Common Stock on a share-for-share basis. Includes an option to purchase 8,333 shares of the Company's Common Stock at $8.75 per share. Mr. Clemens disclaims beneficial ownership of 616,000 shares of the Company's Common Stock given by him to The Mark Twain Trust in 1991 and 703,720 options to purchase additional shares of the Company's Common Stock owned by a partnership in which Mr. Clemens is a partner.

(4) Includes options granted to Mr. Clemens to purchase 550,000 shares of Series A Cumulative Convertible Preferred Stock at $3.64 per share.

(5) Includes stock purchase warrant to purchase 100,000 shares of the Company's Common Stock.

(6) Excludes 16,500 shares of Series A Cumulative Convertible Preferred Stock. Includes shares owned beneficially by Mr. Beausang through the Butera, Beausang, Cohen & Brennan Employees' Pension Plan. Mr. Beausang disclaims beneficial ownership of all shares owned directly or beneficially by his wife, Deborah D. Beausang.

(7) Includes an option to purchase 8,333 shares of the Company's Common Stock.

(8) Mr. Bowles includes options to purchase 75,000 shares of the Company's Common Stock.

(9) Includes options to purchase 59,000 shares of the Company's Common Stock.

(10) Excludes 5,500 shares of Series A Cumulative Convertible Preferred Stock. Includes an option to purchase 32,000 shares of the Company's Common Stock.

(11) Includes stock and options of all officers and directors to purchase an aggregate of 166,000 shares and 66,664 shares, respectively, and options granted to Mr. Clemens to (1) purchase an additional 549,676 shares of the Company's Common Stock at a price of $.91 per share granted pursuant to the Amended and Restated Stock Option Agreement dated as of February 27, 1989 and (2) purchase an additional 8,333 shares of the Company's Common Stock at $8.75 per share; excludes 572,000 shares of Series A Cumulative Convertible Preferred Stock and also excludes 550,000 options at $3.64 per share to purchase Series A Cumulative Convertible Preferred Stock granted to Mr. Clemens pursuant to a Stock Option Agreement dated as of April 1, 1993.

Item 13.   Certain Relationships and Related Transactions.

Notes Receivable - Officers and Directors

   During the second quarter of 1996 the Company made a loan of $300,000 to Alvin H. Clemens, Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Clemens also owns, either directly or beneficially, approximately 25.7% of the Common Stock of the Company. The loan was made to Mr. Clemens in recognition of the origination of two acquisitions completed by the Company during 1996 and the outstanding performance of his duties in connection with the settlement of the Loewen litigation. The loan is represented by a Promissory Note, and is repayable together with interest at a rate of 5.33% per annum, on or before April 8, 1999. The loan is collateralized by 100,000 shares of the Company's Common Stock owned by Mr. Clemens. As of March 24, 1997, the principal balance due under the Note was $300,000 plus accrued interest.

   During the second quarter of 1996 the Company made a loan of $140,000 to John
T. Gillin, a Director and shareholder of the Company. The loan was made to Mr. Gillin in recognition of the assistance provided to the Company in managing the Company's investments. The loan is represented by a Promissory Note, and is repayable together with interest at the rate of 8.5% per annum on or before April 30, 1997. The loan is collateralized by 15,000 shares of the Company's Common Stock owned by Mr. Gillin. As of March 24, 1997, the principal balance due under the Note was $140,000 plus accrued interest.

Business transactions with related parties

   The Company's Secretary and General Counsel, Michael F. Beausang, Jr., is also a member of the Board of Directors and a shareholder in the law firm of Butera, Beausang, Cohen & Brennan ("BBC&B"). The Company paid BBC&B legal fees of approximately $258,600 in 1996.

   Michael V. Warhurst, a former Director of the Company, received commissions and expense allowances from the Company paid or payable to Passages International Marketing Group, a company controlled by Mr. Warhurst of approximately $314,000 during 1996.

   Richard E. Field, former Chief Executive Officer of Richard E. Field & Associates, Inc., d/b/a REF & Associates, Inc. ("REF") provides the Company with exclusive marketing, sales, and product design services as part of a 36 month Marketing and Consulting Agreement effected as of January 1, 1996 ("Consulting Agreement"). The Company paid Mr. Field $300,000 in 1996 in connection with the Consulting Agreement. Upon the execution of the Consulting Agreement, the Company issued a warrant to Mr. Field to purchase 100,000 shares of the Company's Common Stock at the market price per share as of each of January 1, 1996, January 1, 1997, and January 1, 1998, provided PILIC has realized new annualized premium sales production of at least $35 million, $45 million, and $50 million, respectively, for each of these calendar years. PILIC has realized the annualized premium threshold for the year ending December 31, 1996, and accordingly, Mr. Field is entitled to exercise 100,000 warrants for 1996.

   In an unrelated transaction, on June 18, 1996, the Company acquired REF. In this transaction Mr. Field was issued 457,500 shares of the Company's Common Stock. Mr. Field owned either directly or beneficially approximately 7% of the Company's issued and outstanding stock as of March 24, 1997.

Other Relationships

   Frederick S. Hammer, a Director of the Company since 1996, is also the Chairman of the Board of Directors of National Media Corporation ("National Media"). National Media has produced, purchased air time, and aired a pilot TV infomercial program in order to test market the Company's managed care health products, and additional infomercial programs will be tested in 1997. The Company's investment in these activities as of December 31, 1996 is less than $60,000. In an unrelated transaction, during 1996 and 1997 the Company purchased 175,000 shares of National Media Common Stock at an aggregate cost of approximately $1.6 million on the open market for investment purposes.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) The materials set forth below are filed as part of this report.

     (1)      List of Financial Statements:                           Page
                                                                      ----

              Report of Independent Accountants                        F-1
              Consolidated Financial Statements:
              Consolidated Balance Sheets -
                   December 31, 1996 and 1995                          F-2
              Consolidated Statements of Operations -
                   Years ended December 31, 1996, 1995
                        and 1994                                       F-3
              Consolidated Statements of Changes in Stockholders'
                   Equity Years ended December 31, 1996, 1995 and
                   1994                                                F-4
              Consolidated Statements of Cash Flow Years ended
                   December 31, 1996, 1995 and 1994                    F-5
              Notes to Consolidated Financial
                   Statements                                      F-6 to F-31

     (2)      Financial Statement Schedules:                          Page
                                                                      ----
              Schedule II - Condensed Financial
                   Information of the Company                      S-1 to S-3
              Schedule III - Supplementary
                   Insurance Information                               S-4

         All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

     (3)      Exhibits:
              --------

              The Exhibits listed on the accompanying Exhibit Index immediately following the Financial Statement
              Schedules are filed as part of, or incorporated by reference into, this Report.

 (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Provident American Corporation
Norristown, Pennsylvania

We have audited the consolidated financial statements and the financial statement schedules of Provident American Corporation and Subsidiaries listed in
Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident American Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note B to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" during 1995.

Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 11, 1997


                 Provident American Corporation and Subsidiaries
                           Consolidated Balance Sheets

(Dollars in thousands)
                                                                                            December 31,
                                                                                      1996                1995
                                                                                      ----                ----
Assets
------
Investments:
   Bonds, amortized cost $55,258, and $44,062                                       $54,985              $44,996
   Equity securities, cost $3,901                                                     4,930
   Real estate, at cost, less accumulated depreciation of $158 and $134                 942                  966
   Policy loans                                                                         526                  533
   Other invested assets                                                                559                  395
                                                                                    -------              -------
                     Total Investments                                               61,942               46,890
Cash and cash equivalents                                                             6,218                2,162
Premium due and uncollected                                                           1,318                1,201
Amounts due from reinsurers                                                           9,240               10,191
Loans receivable from officer and directors                                             461
Accrued investment income                                                               836                  650
Property and equipment, at cost, less accumulated depreciation of $1,261 and $831     4,711                3,479
Deferred tax asset                                                                      154
Unamortized deferred policy acquisition costs                                         3,140                  986
Goodwill                                                                              3,166
Other assets                                                                          1,868                1,592
                                                                                    -------              -------
                     Total Assets                                                   $93,054              $67,151
                                                                                    =======              =======
Liabilities and Stockholders' Equity
------------------------------------
Future policy benefits:
   Life                                                                              38,459               35,290
   Annuity and other                                                                  6,354                8,265
Policy claims                                                                        15,438               10,105
Premium received in advance and unearned                                              2,348                1,260
Amounts due to reinsurers                                                               705                3,768
Accrued commissions and expenses                                                      4,179                1,893
Notes payable                                                                           298                  830
Current income taxes                                                                    463                   36
Deferred income taxes                                                                                        327
Other liabilities                                                                     2,757                1,953
                                                                                    -------              -------
                     Total Liabilities                                               71,001               63,727
Commitments and Contingencies (Note K)
Stockholders' Equity
--------------------
Preferred stock, par value $1: authorized 5,000,000 shares:
   Series A Cumulative Convertible, issued 580,250                                      580                  580
   Series B Cumulative Convertible, issued 0 and 426,250                                                     426
Common stock, par value $.10: authorized 25,000,000, issued 10,078,710
 and 9,260,481                                                                        1,008                  926
Common stock, Class A, par value $10: authorized 2,500,000, none issued
Additional paid-in capital                                                           12,945               10,166
Net unrealized appreciation (depreciation) of bonds                                    (177)                 467
Net unrealized appreciation of equity securities                                        668
Retained earnings (deficit)                                                           7,105               (8,821)
                                                                                    -------              -------
                                                                                     22,129                3,744
Less common stock held in treasury, at cost, 36,300 and 143,550 shares                  (76)                (320)
                                                                                    -------              -------
                     Total Stockholders' Equity                                      22,053                3,424
                                                                                    -------              -------
Total Liabilities and Stockholders' Equity                                          $93,054              $67,151
                                                                                    =======              =======

                 See notes to consolidated financial statements.

                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Operations

(Dollars in thousands, except per share data)                               Years Ended December 31,
                                                                     1996              1995             1994
                                                                     ----              ----             ----
Revenue:
Premium:           Accident and health, gross                       $57,195           $39,028          $46,164
                   Life and annuity, gross                           11,308            13,220           10,716
                                                                    -------           -------          -------
                   Total gross premium                               68,503            52,248           56,880
                                                                    -------           -------          -------
                   Accident and health reinsurance ceded             25,670            15,882           20,043
                   Life and annuity reinsurance ceded                (1,873)            3,657              442
                                                                    -------           -------          -------
                   Total reinsurance ceded                           23,797            19,539           20,485
                                                                    -------           -------          -------
                   Net premium                                       44,706            32,709           36,395

Net investment income                                                 3,280             2,858            2,499
Realized gains (losses) on investments                                2,100               211              (89)
Other revenue                                                         1,661             1,269            1,237
Litigation settlement, net of expenses                               22,400
                                                                    -------           -------          -------
            Total revenue                                            74,147            37,047           40,042

Benefits and expenses:
     Death and other policy benefits:
            Life                                                      4,396             4,568            4,011
            Accident and health, net of reinsurance                  18,963            14,458           16,557
            Annuity and other                                         1,137               892              806
            Increase in liability for future policy benefits          6,474             2,243            3,244
     Depreciation and amortization of goodwill                          505               849              852
     Taxes, licenses and fees                                         2,249             1,697            1,978
     Commissions, net of ceding allowance                             6,627             4,537            4,220
     Other operating expenses                                        13,433            12,160            9,668
     Amortization of deferred policy acquisition costs                  584               103               54
     Policy acquisition costs deferred                               (2,738)             (779)            (364)
                                                                    -------           -------          -------
            Total benefits and expenses                              51,630            40,728           41,026
                                                                    -------           -------          -------
Income (loss) before income taxes                                    22,517            (3,681)            (984)

Provision (benefit) for income taxes:
     Current                                                          6,816              (131)
     Deferred                                                          (419)              151               13
                                                                    -------           -------          -------
            Total income taxes                                        6,397                20               13
                                                                    -------           -------          -------
            Net income (loss)                                        16,120            (3,701)            (997)
Dividends on preferred stock                                            194               334              334
                                                                    -------           -------          -------
            Net income (loss) applicable to common stock            $15,926           ($4,035)         ($1,331)
                                                                    =======           =======          =======
            Income (loss) per share of common stock                   $1.46            ($0.44)          ($0.16)
                                                                    =======           =======          =======
Common shares and equivalents used in
     computing income (loss) per share                               10,886             9,100            8,421

                 See notes to consolidated financial statements.

                 Provident American Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity




(Dollars in thousands)
                                                      Preferred Stock     Common Stock    Additional
                                                                                           Paid-In
                                                      Shares    Amount   Shares   Amount   Capital
                                                      ------    ------   ------   ------   -------

BALANCE, JANUARY 1, 1994                              1,006   $ 1,006    8,514    $ 851     $ 9,876

Stock options exercised                                                    114       12         254

Cash dividends declared on preferred stock

Net unrealized depreciation of bonds

Net loss
                                                     ------    ------   ------    -----     -------
BALANCE, DECEMBER 31, 1994                            1,006     1,006    8,628      863      10,130
                                                     ------    ------   ------    -----     -------
Pooling of interests with REF & Associates
  (in 1996)                                                                610       61         (61)

Stock options exercised                                                     22        2          79

Compensation expense on stock option grants                                                      18
Cash dividends declared on preferred and
     common stock

Net unrealized appreciation of bonds

Net loss
                                                     ------    ------   ------    -----     -------
BALANCE, DECEMBER 31, 1995                            1,006     1,006    9,260      926      10,166

Conversion of Series B Cumulative
     Preferred stock                                  (426)     (426)      426       43         383

Retirement of treasury stock                                              (100)     (10)       (234)

Stock options and warrants exercised                                       204       20         625
Compensation expense on stock issuance
     and stock option grants                                                15        2         153
Issuance of common stock in connection with
     acquisition of businesses                                             274       27       1,852

Net unrealized depreciation of bonds

Net unrealized appreciation of equity securities

Cash dividends declared on preferred stock

Net income
                                                     ------    ------   ------    -----     -------
BALANCE, DECEMBER 31, 1996                              580     $ 580   10,079  $ 1,008    $ 12,945
                                                     ------    ------   ------    -----     -------

                               (RESTUBBED TABLE)



(Dollars in thousands)                           Net Unrealized    Net Unrealized
                                                   Appreciation     Appreciation    Retained    Treasury
                                                 (Depreciation)     of Marketable   Earnings     Stock
                                                   of Bonds         Securities     (Deficit)    (at cost)      Total
                                                   --------         ----------     ----------   ---------      -----

BALANCE, JANUARY 1, 1994                           $465                              $ (3,255)    $ (320)       $ 8,623

Stock options exercised                                                                                             266

Cash dividends declared on preferred stock                                               (334)                     (334)

Net unrealized depreciation of bonds             (3,028)                                                         (3,028)

Net loss                                                                                 (997)                     (997)
                                                -------                               -------     ------         ------
BALANCE, DECEMBER 31, 1994                       (2,563)                               (4,586)      (320)         4,530
                                                -------                               -------     ------         ------
Pooling of interests with REF & Associates
  (in 1996)

Stock options exercised                                                                                              81

Compensation expense on stock option grants                                                                          18
Cash dividends declared on preferred and
     common stock                                                                        (534)                     (534)

Net unrealized appreciation of bonds              3,030                                                           3,030

Net loss                                                                               (3,701)                   (3,701)
                                                -------                               -------     ------         ------
BALANCE, DECEMBER 31, 1995                          467                                (8,821)      (320)         3,424

Conversion of Series B Cumulative
     Preferred stock

Retirement of treasury stock                                                                         244

Stock options and warrants exercised                                                                                645
Compensation expense on stock issuance
     and stock option grants                                                                                        155
Issuance of common stock in connection with
     acquisition of businesses                                                                                    1,879

Net unrealized depreciation of bonds              (644)                                                            (644)

Net unrealized appreciation of equity securities                      $668                                          668

Cash dividends declared on preferred stock                                               (194)                     (194)

Net income                                                                             16,120                    16,120
                                                -------             ------            -------     ------         ------
BALANCE, DECEMBER 31, 1996                       $(177)               $668            $ 7,105       $(76)      $ 22,053
                                                -------             ------            -------     ------         ------


F-4
                 See notes to consolidated financial statements.

                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

(Dollars in thousands)                                                                           Years Ended December 31,
                                                                                         1996              1995         1994
                                                                                        -----              ----         ----
OPERATING ACTIVITIES
      Net income (loss)                                                                 $16,120           $(3,701)       $(997)
      Adjustments to reconcile net income (loss)
         to net cash from operating activities:
         Equity securities received from litigation settlement                          (19,400)
         Change in future  policy benefits and policy claims                              8,528             1,743        2,447
         Change in premium due and uncollected, unearned
           premium and premium received in advance                                          971               237          190
         Change in amounts due to/from reinsurers                                        (2,112)            3,050          545
         Change in accrued investment income                                               (186)                3         (136)
         Change in accrued commissions and expenses                                       1,906                74           32
         Change in other assets, current and deferred
           income taxes and other liabilities                                            (1,036)               63         (434)
         Depreciation, amortization and in 1995 asset impairment                            515             2,934          840
         Deferred policy acquisition costs, net                                          (2,154)             (676)        (310)
         Net realized (gain) loss on investments                                         (2,100)             (211)          89
         Other                                                                               67                18
                                                                                       --------          --------     --------
      Net cash from operating activities                                                  1,119             3,534        2,266
                                                                                       --------          --------     --------
INVESTING ACTIVITIES

      Purchases of bonds                                                                (24,861)          (13,747)     (26,643)
      Purchases of equity securities and other investments                               (1,194)             (246)        (163)
      Sale of bonds                                                                      16,719             9,350       24,386
      Sale of equity securities                                                          18,504
      Maturity of investments and loans                                                     645               328          541
      Acquisition of property and equipment                                                (745)              (76)        (258)
      (Increase) decrease in loans receivable                                                                 738         (797)
      Loans receivable from officer and directors                                          (461)
      Acquisition of businesses, net of cash acquired                                    (3,745)
      Sale of business, net of cash given                                                                   1,756
                                                                                       --------          --------     --------
      Net cash from investing activities                                                  4,862            (1,897)      (2,934)
                                                                                       --------          --------     --------
FINANCING ACTIVITIES
      Deposits and interest credited to
         contract holder deposit funds                                                      467               833          686
      Withdrawals from contract holder deposit funds                                     (2,264)           (1,829)      (1,484)
      Issuance of common stock                                                              733                81          266
      Dividends paid on preferred and common stock                                         (194)             (534)        (314)
      Proceeds from note payable                                                             78                78        1,030
      Repayment of note payable                                                            (745)             (414)         (46)
                                                                                       --------          --------     --------
      Net cash from financing activities                                                 (1,925)           (1,785)         138
                                                                                       --------          --------     --------
      Increase (decrease) in cash and cash equivalents                                    4,056              (148)        (530)
      Cash and cash equivalents, beginning of year                                        2,162             2,310        2,840
                                                                                       --------          --------     --------
      Cash and cash equivalents, end of year                                             $6,218            $2,162       $2,310
                                                                                       --------          --------     --------
Supplemental disclosure of cash flow information:
      Interest paid                                                                         $56              $101          $67
      Income taxes paid (refunded), net                                                  $6,330              $(13)       $(191)

Non-cash investing activities:
        Issuance of common stock in connection with acquisition of business and receipt of stock in connection to Litigation Settlement (see Notes C and J)

                 See notes to consolidated financial statements.
F-5

                 Provident American Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 1996

(Dollars in thousands, except per share amounts)

Note A - Nature of Operations

         Provident American Corporation and all of its subsidiaries (the "Company") are principally those of its wholly-owned life insurance companies, Provident Indemnity Life Insurance Company ("PILIC") and Provident American Life and Health Insurance Company ("PALHIC").

         Provident American Corporation ("PAMCO") is a Pennsylvania corporation and is regulated as an insurance holding company by the 42 states in which PILIC and PALHIC are licensed. The Company markets and underwrites group life and accident and health coverages as well as individual life insurance policies through independent agents and brokers. The Company's major line of combined group life and health business is written through several association groups and discretionary group trusts.

Note B - Significant Accounting Policies

         Principles of consolidation: The accompanying consolidated financial statements of PAMCO and all of its subsidiaries have been prepared in accordance with generally accepted accounting principles (GAAP) and include the accounts of PAMCO and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

         Recognition of Premium Revenue: For accident and health policies, premiums are recognized when earned. For life insurance policies, premiums are recognized when due. Limited-payment contract premiums received in excess of net premiums are deferred and recognized into income in a constant relationship with insurance in-force. Consideration from annuity contracts are accounted for as fund deposits with revenues reflecting administrative and other charges.

         Investments: Bonds represent fixed maturity, fixed income bonds and mortgage backed securities with contractual maturities greater than one year. Bonds are classified as "available-for-sale", reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of applicable income taxes.

         Equity Securities represents the Company's investments in publicly-traded common stocks. These registered securities are classified as "available-for-sale" and carried at fair value.

         Real estate is stated at cost, less accumulated depreciation; policy loans are stated at the aggregate unpaid principal balances.

         Cash and cash equivalents are carried at cost which approximates market and consist of highly-liquid investments with maturities of three months or less from date of purchase.

                 Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

         Realized and unrealized gains and losses: Realized investment gains and losses (including provisions for market declines considered to be other than temporary), are included in the determination of net income (loss) as revenues. Unrealized gains and losses are excluded from earnings and included as a separate component of stockholders' equity, net of applicable deferred income taxes. The cost of investments sold is determined on a specific identification basis.

         Property and Equipment: Property and equipment (principally home office property) are recorded at cost. Expenditures for improvements which increase the estimated useful life of the asset are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Upon sale or retirement, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in operations.

         Unamortized Deferred Policy Acquisition Costs: Under generally accepted accounting principles, policy acquisition costs are deferred and amortized in order to match the costs of writing new business against the expected future revenues. Policy acquisition costs deferred represent costs which vary with and in direct proportion to new business volume and include excess first year commissions, policy issue and underwriting expenses net of application fees and net of reinsurance ceding allowances. Amortization of deferred policy acquisition costs relating to managed care business (The Provident Solution and HealthQuest) are established when polices are issued and is based on projected premium over a four-year period incorporating current lapse experience and for life insurance business based on the same projected premium assumptions used in computing reserves for future policy benefits. Unamortized costs are compared to the estimated future profitability for these products. If the unamortized costs exceed the estimated future profitability for these products, the unamortized cost will be written down to equal the estimated future profitability.

         Goodwill: Goodwill arises from the Company's 1996 acquisitions of NIA, PALHIC and CSE as described in Note C - Acquisitions and Sale of Subsidiaries and Business and represents the difference between the Company's cost and the acquired tangible assets net of assumed liabilities. Goodwill at December 31, 1996 of $3,166 is made up of $1,264 relating to the Company's purchase of PALHIC is being amortized over 20 years straight-line, $774 relating the Company's purchase of NIA is being amortized over 10 years straight-line and $1,127 relating to the Company's purchase of CSE is being amortized over a period of 10 years straight-line. Goodwill is net of $150 of amortization expense of which $50 relates to PALHIC, $55 relates to NIA and $45 relates to CSE.

         Income Taxes: PAMCO and its subsidiaries file a consolidated federal income tax return with the exception of PALHIC which files individually. Deferred income taxes represent the tax effects of income and expense items that are reported in different years for tax and financial statement purposes. Deferred income taxes also arise from unrealized capital gains or losses in bonds and equity securities carried at fair value.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

         Future Policy Benefits: The liabilities for future life policy benefits have been computed using a net level premium method including assumptions as to investment yields ranging from 2 1/2% to 11 1/2%. Mortality, withdrawals and other assumptions are based either on the Company's past experience or various actuarial tables modified as necessary for possible unfavorable variations. Future policy benefits for annuities represent the policyholders' accumulated value that includes accrued interest at the credited rate and excludes any provision for surrender charges.

         Policy Claims: The liability for life and health policy claims is based upon the aggregate of claim estimates for reported and unreported losses based upon the Company's experience. The methods for making such estimates and establishing the resulting liabilities are continually revised and updated and any changes resulting therefrom are immediately charged or credited to income
(loss) in the periods in which they are made.

         Reinsurance: The Company uses reinsurance to limit the impact of large losses by spreading the risk, and therefore limiting adverse claims experience. A significant portion of the reinsurance is effected under quota-share reinsurance contracts and in some instances, by excess-of-loss reinsurance contracts. The Company's consolidated statements of operations present premium on a gross before reinsurance ceded together with the ceded premiums while policy benefits are presented net of reinsurance and commissions are presented net of reinsurance allowances as further described in Note N - Reinsurance.

         Earnings (Loss) Per Share of Common Stock: Earnings (loss) per share has been computed by dividing net income (loss) applicable to common stock, by the weighted-average common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and stock purchase warrants which would have a dilutive effect in years where there are earnings. Equivalents were anti-dilutive in 1995 and 1994. There is no significant difference between earnings per share on a primary and a fully-diluted basis since the assumed conversion of the outstanding convertible preferred stock is anti-dilutive.

         Reclassifications and restatement of prior year amounts: Certain prior year amounts have been reclassified to conform with the current year's presentation. Prior year amounts have been restated for the REF & Associates, Inc. combination accounted for as a "pooling of interest" described in Note C - Acquisitions and Sales of Subsidiaries and Business.

         Impact of recently issued Accounting Standards: In 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the time of adoption, management determined that certain intangible assets and equipment should be written off. Approximately $2,200 was charged against operations in 1995. The assets related to systems development and hardware costs were replaced with systems acquired through acquisitions. In addition, the carrying value of goodwill and value of insurance in force purchased was reevaluated considering the Company's historical results.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

         In 1996 the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123 "Accounting for Stock Based Compensation" issued in October 1995 by the Financial Accounting Standards Board. This statement entitles the choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure the compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard, for options granted after December 31, 1994. The Company has elected to continue using the measurement prescribed by ABP Opinion No. 25 as described in Note I - Stock Options.

         Accounting standards not yet adopted: In 1997 the Company will adopt the recently issued SFAS No. 128 "Earnings Per Share", establishing standards for computing and presenting earnings per share (EPS). This Statement simplifies the previous standards for computing earnings per share and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS. This Statement is effective for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The effect of the pronouncement on the financial statements has not been quantified.

Note C - Acquisitions and Sales of Subsidiaries and Business

        Effective March 1, 1996, PILIC acquired all of the issued and outstanding stock of Union Benefit Life Insurance Company, a Pennsylvania stock life insurance company, ("UBLIC") for an amount equal to its adjusted capital and surplus (approximately $3,750), $500 in cash, plus the issuance of 100,000 shares of PAMCO's common stock. The Company has changed UBLIC's name to PALHIC. The shares issued are registered securities but have trading restrictions attached. Concurrently, the Company, UBLIC and PILIC entered into an agreement for the purchase and sale of the UBLIC business with Life and Health Insurance Company of America, a Pennsylvania insurer ("LHI"), pursuant to which all of the insurance business of UBLIC was purchased by LHI immediately prior to the purchase of the UBLIC stock by PILIC. The purchase price payable by LHI to UBLIC for the purchase of the UBLIC business was $1,800. UBLIC is licensed to transact life, accident and health insurance in forty (40) states and the District of Columbia. It is anticipated that PALHIC will engage in the sale of life, accident and health insurance business. This transaction is accounted for as a purchase and did not have a material effect on the Company's consolidated results of operations, total assets or stockholders' equity.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

        Effective May 1, 1996, the Company acquired all of the issued and outstanding stock of NIA Corporation ("NIA"), d/b/a National Insurance Administrators, and its wholly-owned subsidiary, American Brokerage Corporation ("ABC") from MidAmerica Mutual Life Insurance Company ("MAM") for $254 of cash and 50,000 shares of PAMCO's common stock. NIA and ABC are Colorado corporations. NIA, a third party administrator, and ABC, an insurance marketer, collectively design, market and service private-label health insurance plans. As a part of this transaction PILIC assumed approximately 3,500 inforce "HealthQuest" medical policies originally underwritten by MAM and its subsidiaries. This transaction was accounted for as a purchase and its impact on the Company's consolidated results of operations was $3,100 of net earned premium and its impact on the Company's Consolidated Balance Sheets is disclosed in Note B - Significant Accounting Policies - Goodwill.

        On June 18, 1996, the Company acquired, effective January 1, 1996, all of the issued and outstanding stock of Richard E. Field & Associates, Inc., d/b/a REF & Associates, Inc. ("REF"), from its shareholders Richard E. Field and Arthur Ivey for 610,000 shares of PAMCO's common stock. REF, a California corporation, is engaged in marketing certain life and health insurance products of PILIC, owns certain product trademarks and derives commission earnings from PILIC. This transaction is accounted for as a pooling of interests and accordingly the Company's financial statements have been restated to include the results of REF.

        Previously reported results of the Company, REF and restated results in 1995 were as follows:

                                                             Eliminate
                                      As Previously         Intercompany
                                         Reported     REF   Transactions    As Restated
                                         --------     ---   ------------    -----------
Total revenue                            $36,935      $410      ($298)       $37,047
Net income (loss)                         (3,901)      200          0         (3,701)
Common shares and equivalents used in
  computing income (loss) per share        8,490       610                     9,100
Loss per share of common stock            ($0.50)                             ($0.44)

        On August 15, 1996, the Company acquired Coastal Services Eastern, Inc. ("CSE") from its shareholders for 123,937 shares of the Company's common stock. CSE's sole business is providing the Company with policy and claims administration at the Company's facility using CSE's administration system along with its employees. This transaction is accounted for as a purchase and its impact on the Company's consolidated results of operations and its impact on the Company's Condensed Consolidated Balance Sheet is disclosed in Note B - Significant Accounting Policies - Goodwill.

         On June 16, 1995, the Company sold its investment in Maine National Life Insurance Company ("Maine National Life") to an unaffiliated party for approximately $2,200 and realized a gain of approximately $40. The sale of Maine National Life did not have a significant impact on revenues, results of operations or financial position of the Company.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

Note D - Investments and Financial Instruments

Summary of bond investments as of December 31, 1996:                                                               Book and
                                                                        Amortized           Unrealized               Fair
    Type of Investment                                    Cost            Cost          Gains        Losses          Value
    ------------------                                    ----          ---------       -----        ------        --------
Fixed maturities:
    Bonds, available for sale:
        United States Government
           and agencies                                  $49,407          $49,285      $   246      $   637         $48,894
        Canadian Government                                1,488            1,486           93                        1,579
        Public utilities                                     790              792                        11             781
        Corporate                                          3,670            3,695           49           13           3,731
                                                        --------         --------      -------      -------        --------

           Total fixed maturities                        $55,355          $55,258      $   388       $  661         $54,985
                                                        --------         --------      -------      -------        --------


Summary of bond investments as of December 31, 1995:                                                               Book and
                                                                        Amortized           Unrealized               Fair
      Type of Investment                                   Cost           Cost          Gains        Losses          Value
      ------------------                                   ----         ---------       -----        ------        --------
Fixed maturities:
    Bonds, available for sale:
        United States Government
           and agencies                                  $37,417          $37,416       $  750      $    99         $38,067
        Canadian Government                                1,420            1,420           53                        1,473
        Public utilities                                   1,286            1,288           29            1           1,316
        Corporate                                          3,919            3,938          202                        4,140
                                                        --------         --------       ------       ------        --------

           Total fixed maturities                        $44,042          $44,062       $1,034       $  100         $44,996
                                                        --------         --------       ------       ------         -------

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

Summary of Net unrealized gain or loss balances and change for the year ended December 31, 1996 and 1995:


                                                                                           Change during the
                                                                 Balance at                 12 months ended
                                                                December 31,                  December 31,
                                                             1996          1995             1996          1995
                                                             ----          ----             ----          ----
Net Unrealized Appreciation (Depreciation) on Bonds
Unrealized gains (losses), pre-tax
  Gains                                                     $388          $1,034           ($646)        $1,020
  Losses                                                    (661)           (100)           (561)         3,708
                                                           ----------------------         ----------------------
  Net gains (losses)                                        (273)            934          (1,207)         4,728
Deferred federal income tax (provision) benefit               96            (327)            423         (1,558)
Amount applicable to life future policy benefits                            (140)            140           (140)
                                                           ----------------------         ----------------------
Net unrealized appreciation (depreciation) of bonds         ($177)          $467           ($644)        $3,030
                                                           ======================         ======================

Net Unrealized Appreciation (Depreciation) on Stocks
Unrealized gains (losses), pre-tax
  Gains                                                   $1,311                          $1,311
  Losses                                                    (282)                           (282)
                                                           ----------------------         ----------------------
  Net gains (losses)                                       1,029                           1,029
Deferred federal income tax (provision) benefit             (361)                           (361)
                                                           ----------------------         ----------------------
Net unrealized appreciation (depreciation) of bonds          668              $0            $688             $0
                                                           ======================         ======================


         Changes in fair value of Bonds were a direct result of the overall change in interest rates. The Company's bond securities investment portfolio is comprised of high-quality investment-grade securities.

         Fair values of bond investments in good standing are principally a function of current interest rates, which are not considered in computing related future liabilities to contract holders. The presentation of estimated values for assets based on current interest yields without a corresponding revaluation of contractholder liabilities can be misinterpreted.

         The Company has various financial assets and liabilities outstanding at December 31, 1996. Management believes that the book value of these financial instruments (cash and invested assets, future policy benefits and notes payable) approximates their fair values since the instruments carry interest rates which approximate market or that the amounts involved are not material.

         Investments on deposit as required by regulatory agencies were valued at approximately $7,500 at December 31, 1996. In addition, approximately $1,100 and $3,400 of U.S. Treasury Notes and U.S. Government Agency Bonds, respectively, have been placed in escrow with a bank in connection with certain reinsurance agreements.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

         The amortized cost and fair value of bonds at December 31, 1996, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                        Book and
                                                              Amortized                   Fair
        Contractual Maturity                                    Cost                      Value
        --------------------                                  ---------                 --------

Within one year                                                 $ 1,855                   $ 1,853
After one year but within five years                             20,329                    20,385
After five years but within ten years                            26,350                    25,956
Over ten years                                                    1,402                     1,422
                                                                -------                   -------

                                                                 49,936                    49,616
Mortgage-backed securities                                        5,322                     5,369
                                                                -------                   -------

                                                                $55,258                   $54,985
                                                                -------                   -------


         Proceeds from sales of investments in bonds during 1996, 1995 and 1994 were $16,719, $9,350 and $24,386, respectively. Gross gains of $200, $291 and $194, respectively, and gross losses of $123, $170 and $283, respectively, were realized on those sales.

         Equity Securities represents the Company's investment of 108,119 shares of Loewen common stock (NYSE: LWN) acquired as a result of litigation described in Note J, Litigation Settlement, Net of Expenses and 100,000 shares of National Media Corp. (NASDAQ: NM) acquired for investment purposes. These registered securities are classified as "available for sale" and carried at fair value.

         Net investment income for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                                1996                1995                  1994
                                                ----                ----                  ----
Bonds                                            $3,072               $2,680                $2,403
Equity securities                                    39
Mortgage loans                                       28                    4                     9
Real estate                                         160                  173                   104
Policy loans                                         22                   24                    25
Cash and cash equivalents                           244                  176                   149
Other                                                36                    6                    30
                                                 ------               ------                ------
                                                  3,601                3,063                 2,720
Investment expenses                                 321                  205                   221
                                                 ------               ------                ------
         Net investment income                   $3,280               $2,858                $2,499
                                                 ------               ------                ------


                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

Note E - Loans Receivable - Officer and Directors (Related Parties)

        During 1996 the Company entered into loans with two related parties. The Company made a loan of $300 to Mr. Clemens, Chairman of the Board, Chief Executive Officer and a shareholder of the Company, collateralized by 100,000 shares of the Company's Common Stock owned by Mr. Clemens and represented by a promissory note which is repayable, together with interest at a rate of 5.33% per annum, on or before April 8, 1999. The Company made a loan of $140 to John
T. Gillin, a Director and shareholder of the Company, collateralized by 15,000 shares of the Company's Common Stock owned by Mr. Gillin and represented by a promissory note which is repayable, together with interest at a rate of 8.5% per annum, on or before April 30, 1997.

Note F - Notes Payable

         In 1994 the Company entered into a term loan agreement with a bank and borrowed $1,000 in connection with advancing several agents $1,000. Under the terms of the loan agreement, the loan is repayable in 30 monthly installments of $33 from January 1995. The outstanding balance of the loan at December 31, 1996, was $200. The loan bears interest at 1% above prime rate (9.25% at December 31, 1996).

         The Company has a line of credit with a bank in the amount of $250, of which none was drawn upon at December 31, 1996. This loan bears interest at 1% above the prime rate (9.25% at December 31, 1996) and is due on demand.

         During 1996 and 1995, the average amount of bank borrowings outstanding was $577 and $1,000, respectively, the weighted average interest rate was approximately 9.3% and 9.8%, respectively, and the maximum amount outstanding was $830 and $1,166, respectively.

         The Company has an outstanding note in the amount of $98 with MidAmerica Mutual Life Insurance Company ("MidAmerica"), NIA's former parent. The note bears interest on the unpaid balance at an interest rate of 8.75% compounded monthly with 36 equal monthly installments of $6 beginning on August 15, 1995, with final payment due on July 15, 1998. The note balance may be repaid early with no prepayment penalties and is secured by any monthly policy administration fee that is due and payable to MidAmerica under the existing Policy Administration Agreement executed between NIA and MidAmerica.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

Note G - Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                                                    1996              1995
                                                                   ------            ------
Deferred tax assets:
      Policy reserves                                              $2,194            $1,999
      Policy acquisition costs                                                          326
      Advance premiums                                                211               139
      Postemployment benefits                                         208               209
      Net operating loss carryforwards                                286               869
      Other, net                                                      338               339
                                                                  -------           -------

                                                                    3,237             3,881

      Valuation allowance for deferred tax assets                   1,285             2,819
                                                                   ------            ------

                                                                    1,952             1,062
                                                                   ------            ------
Deferred tax liabilities:
      Real estate                                                     746               759
      Unrealized appreciation of investments                          265               327
      Deferred and uncollected premiums, net                          249               303
      Policy acquisition costs                                        538
                                                                  -------            ------

                                                                    1,798             1,389
                                                                   ------            ------

      Net deferred tax asset (liability)                           $  154            $ (327)
                                                                   ------            ------

         The Company and its subsidiaries have a net operating loss carryforward amounting to $6,900 some of which is available to offset future taxable income through 2010. The tax loss carryforwards result from a 1989 acquisition and expire between 1997 and 2004 and are subject to annual limitations of approximately $100. This limitation will significantly reduce their utilization. The net operating loss carryforwards included as deferred tax assets have been reduced to exclude the estimated amount of carry forwards which are unavailable due to certain limitations.

         The Company has established a valuation allowance for deferred tax assets reflecting the Company's lack of a history of consistent earnings which give rise to uncertainty as to whether the deferred tax asset is fully realizable. The change in valuation allowance in 1996 amounting to $1,534 results from a net decrease in temporary differences for which recovery is uncertain primarily caused by the taxable income from the Loewen litigation settlement.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

         The reconciliation of income tax expense to the amount computed by applying the appropriate statutory income tax rate (35%) to income (loss) before income taxes is summarized as follows:


                                                            1996             1995            1994
                                                          ---------        ------           -----

Amount computed at statutory rate                          $7,881           $(1,359)         $(344)
Change in valuation allowance and
   Tax effect of losses or temporary
   differences for which no current
   or deferred benefit is available                        (1,534)              479            277
Permanent differences including
   purchase accounting adjustments                             (2)              512             70
Special deductions available to life
   insurance companies                                                          316
State income taxes, net of tax benefit                        302                 2             10
Other, net                                                   (250)               70
                                                         --------         ---------         ------

   Total income taxes                                      $6,397         $      20         $   13
                                                           ------         ---------         ------

         In accordance with the Life Insurance Company Income Tax Act of 1959, a portion of the Insurance Subsidiaries' statutory income was not subject to current income taxation but was accumulated in an account designated Policyholders' Surplus. Under the Tax Reform Act of 1984, no further additions may be made to the Policyholders' Surplus Account for tax years ending after December 31, 1983. The balance in the account of approximately $2,400 at December 31, 1996, would result in a tax liability of $840 (at a 35% rate), only if distributed to shareholders or if the account balance exceeded a prescribed maximum. No income taxes have been provided on this account because, in management's opinion, the likelihood that these conditions will be met is remote. "Shareholders' Surplus" represents an accumulation of taxable income (net of tax thereon) plus the dividends-received deduction, tax-exempt interest, and certain other special deductions as provided by the Act. At December 31, 1996, the balance in the "Shareholders' Surplus" account amounted to approximately $14,700. There is no present intention to make distributions in excess of "Shareholders' Surplus".

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

Note H - Stockholders' Equity and Dividend Restrictions

         Series A Cumulative Convertible Preferred stock, $1 par value, entitles its holder to vote on an "as-converted" basis at a rate of four common votes per one share of Preferred Stock, to receive an annual cash dividend of $.25 per share, to convert after March 1995 into either common voting stock or Class A Common Stock on a share-for-share basis (each Class A Common Share has four votes) adjusted for future dilution and to receive $3.65 per share plus all accrued and unpaid dividends in the event of voluntary or involuntary liquidation and may be redeemed at the option of the Company on June 30, 1998, at the greater of (a) the current market price of the Class A Common Stock or the Common Voting Stock or (b) $5.45 per share, plus in each case all accrued and unpaid dividends. Redemption payments shall be payable in up to three annual installments, with interest at the then-current prime rate. However, no redemption shall be made unless immediately thereafter, the Company and all of its subsidiaries shall be in compliance with the applicable laws, rules and regulations relating to insurance companies in the various states in which a subsidiary of the Company may be licensed to do business.

         Series B Cumulative Convertible Preferred stock, $1 par value, is identical to the Series A Cumulative Convertible Preferred stock except it has only one vote per share and is convertible after March 1995 on a share-for-share basis into either common voting stock or such other series of preferred stock having such rights and privileges as shall be set forth by the Company from time to time. Effective January 1, 1994, the annual cash dividend on the Series B Cumulative Convertible Preferred Stock increased to $.43636 per share. During 1996 all of the outstanding Series B Cumulative Convertible Preferred stock was converted into common voting stock on a share-for-share basis.

         During 1995, the Company issued stock purchase warrants for the purchase of 250,000 shares of the Company's common stock. Warrants to purchase 200,000 were issued to a director of the Company on July 5, 1995, at $2.875 per share, 100,000 of these warrants are exercisable at any time through July 5, 2000, and 100,000 of the warrants became exercisable through July 5, 2000, in increments of 5,000 warrants for each $1,250 of pre-need insurance premium produced between August 1995 and July 1997. On October 1, 1996, the 100,000 warrants exercisable at any time and 21,267 warrants earned under this arrangement were exercised; the remaining 78,733 warrants were then terminated. 50,000 warrants were issued on November 1, 1995, to an unaffiliated party at $5.00 per share and are exercisable through November 1, 1998. On June 6, 1996, the Company issued 100,000 stock purchase warrants to an unaffiliated party at $9.00 per share and are exercisable through June 6, 2001. The Company issued a warrant to a consultant of the Company to purchase 100,000 shares of the Company's Common Stock at the market price per share as of each of January 1, 1996, January 1, 1997, and January 1, 1998, provided PILIC has realized new annualized premium sales production of at least $35,000, $45,000, and $50,000, respectively, for each of these calendar years. PILIC has realized the annualized premium threshold for the year ending December 31, 1996, and accordingly, the consultant is entitled to exercise 100,000 warrants for 1996.

         The Company continues to hold in treasury, shares of its common stock.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

         Dividend Restrictions: Dividends paid by the Company over and above the financial assets of PAMCO are dependent on the ability of PILIC to pay dividends to PAMCO and the ability of PALHIC to pay dividends to its parent, PILIC. The payment of dividends by PILIC and PALHIC is dependent upon a number of factors including earnings and financial condition, business needs and capital and surplus requirements as well as applicable regulatory restrictions. Under Pennsylvania law, PILIC and PALHIC are currently unable to pay dividends without the prior approval of the Pennsylvania Insurance Commissioner as a result of PILIC's and PALHIC's statutory unassigned deficit (retained earnings) of $2,975 and $3,079, respectively which excludes common stock and additional paid-in capital amounts.

         The insurance department of Pennsylvania in which PILIC and PALHIC are domiciled recognizes as net income and surplus (Stockholders' Equity) those amounts determined in conformity with statutory accounting practices prescribed or permitted by the department which differ in certain respects from generally accepted accounting principles. The amounts of statutory net income for the year ended and surplus as of December 31 were as follows:

                                                               1996                1995              1994
                                                              ------              ------            -----
PILIC (1)
      Net income (loss)                                       $ 9,668           $(1,570)          $   127
      Total capital and surplus                                13,971             6,383             7,228
      Adjusted capital and surplus                             14,838             6,743             7,597
      Company action level Risk Based Capital                   6,569             5,190             5,248

PALHIC (2)
      Net income (loss)                                       $ 1,631          $    (73)          $   202
      Total capital and surplus                                 5,351             3,068             3,002
      Adjusted capital and surplus                              5,367             3,152             3,225
      Company action level Risk Based Capital                      19               235               423


1) PILIC's total capital and surplus, adjusted capital and surplus and company action level Risk Based Capital include amounts for its subsidiaries including PALHIC. PALHIC is only included in 1996 amounts.
2) PALHIC includes amounts prior to its acquisition by the Company.

         At December 31, 1996, PILIC and PALHIC calculated their respective "Risk Based Capital" (RBC) utilizing a formula required by the National Association of Insurance Commissioners. PALHIC's amounts are included in PILIC, PALHIC's parent. The results of this computation indicate PILIC's adjusted capital, amounting to $14,838, exceeds the amount required by $8,269. PALHIC's adjusted capital, amounting to $5,367, exceeds the amount required by $5,348. In concept, RBC standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of an insurers' business. Insurers failing to meet their benchmark capital level may be subject to scrutiny by its domiciled insurance department and, ultimately, rehabilitation or liquidation.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

Note I - Stock Options

         The Company has stock option plans which provide for the granting of options to directors and key employees of the Company and its subsidiaries, and certain field representatives and agents.

       The Incentive Stock Option Plan for Employees expired, and effective July 16, 1996, the Company's Board of Directors adopted the 1996 Employee Incentive Stock Option Plan ("1996 Employee Plan"), subject to the approval by the Company's shareholders at the next Annual Meeting of Shareholders. The 1996 Employee Plan provides for the issuance of options for up to 950,000 shares of the Company's Common Voting Stock to key employees of the Company and its subsidiaries and affiliates, exercisable for up to five years from the effective date of the grant at a price not less than the fair market value of the shares on the effective date of grant. All options granted under the 1996 Employee Plan have been granted at 100% of the fair market value of the shares on the effective date of the grant, with the exception of an option granted Mr. Clemens, which was granted at 110% of the fair market value on the date of the grant.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

         The following table lists changes during 1994, 1995 and 1996 in outstanding stock options for the Incentive Stock Option Plan and 1996 Employee
Plan:


                                                Incentive Plan                       1996 Employee Incentive Plan
                                                                 Weighted                                         Weighted
                                                                 Average                                           Average
                                        Number                Exercise and             Number                    Exercise and
                                     of Shares   Price Range    Fair Value          of Shares    Price Range      Fair Value
Outstanding, January 1, 1994
    Exercisable                        169,001   1.59 - 5.57             3.33
    Not exercisable                          0         0                 0.00
      Total outstanding                169,001   1.59 - 5.57             3.33

              1994
Granted                                 35,000   2.00 - 3.13             2.80
Exercised                               62,150   1.59 - 3.13             2.95
Canceled/expired                        34,251   3.13 - 5.57             4.47
Outstanding. December 31, 1994
    Exercisable                         81,600   1.59 - 4.94             3.27
    Not exercisable                     26,000   2.00 - 3.13             2.69
      Total outstanding                107,600   1.59 - 4.94             3.13

              1995
Granted                                      0         0                 0.00
Exercised                                4,950   3.13 - 3.69             3.44
Canceled/expired                         6,050   3.13 - 4.94             3.64
Outstanding, December 31, 1995
    Exercisable                         82,600   1.59 - 4.26             3.00
    Not exercisable                     14,000   2.00 - 3.13             2.64
      Total outstanding                 96,600   1.59 - 4.26             2.95

              1996
Granted                                150,000   6.00 - 8.06             6.20         700,000    10.00 - 11.00      10.15
Exercised                               27,550   1.59 - 8.06             3.52               0         0             10.00
Canceled/expired                             0         0                 0.00               0         0              0.00
Outstanding, December 31, 1996
    Exercisable                        186,050   3.13 - 6.00             4.91          50,000    11.00              11.00
    Not exercisable                     33,000   2.00 - 8.60             6.26         650,000    10.00 -  11-00     10.08
      Total Outstanding                219,050   3.13 - 8.06             5.11         700,000    10.00 -  11-00     10.15


       The Non-Qualified Stock Option Plan for Directors ("Directors Plan") was amended and restated effective as of July 16, 1996 in order to increase the number of shares authorized for the issuance thereunder by 356,500 shares and to incorporate prior amendments. Options granted under the Directors' Plan are exercisable for up to ten years from the date of grant at a price of not less than the fair market value of the shares on the date of the grant. All options granted under the Director's Plan have been granted at 100% of the fair market value of the shares on the date of grant.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

The following table lists changes during 1994, 1995 and 1996 in outstanding stock options for the Directors Plan:


                                                 Directors Plan
                                                                        Weighted
                                                                         Average
                                       Number                         Exercise and
                                    of Shares      Price Range          Fair Value
Outstanding, January 1, 1994
   Exercisable                        140,000      1.59 - 4.83              2.43
   Not exercisable                          0                               0.00
       Total outstanding              140,000      1.59 - 4.83              2.43

              1994
Granted                                     0         0                     0.00
Exercised                              52,000      1.59                     1.59
Canceled/expired                       11,000      2.27                     2.27
Outstanding, December 31, 1994
   Exercisable                         77,000      2.27 - 4.83              3.02
   Not exercisable                          0         0                     0.00
       Total outstanding               77,000      2.27 - 4.83              3.02

              1995
Granted                                     0         0                     0.00
Exercised                                   0         0                     0.00
Canceled/expired                       44,000      2.27                     2.27
Outstanding, December 31, 1995
   Exercisable                         33,000      3.86 - 4.83              4.02
   Not exercisable                          0         0                     0.00
     Total outstanding                 33,000      3.86 - 4.83              4.02

              1996
Granted                               225,000      8.75 - 12.25            10.11
Exercised                              33,000      3.86 - 4.83              4.02
Canceled/expired                            0         0                     0.00
Outstanding, December 31, 1996
   Exercisable                         74,997      8.75 - 12.25             9.14
   Not exercisable                    150,003      8.75 - 12.25             9.14
     Total outstanding                225,000      8.75 - 12.25             9.14

F-21

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

       The Stock Option Plan for Executives ("Executive Plan") was amended and restated effective December 11, 1996 and authorizes the granting of options to purchase up to 3,850,000 shares of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), which are exercisable for up to ten years from the effective date of grant at a price of not less than the fair market value of the shares on the date of grant. Effective March 10, 1997, the Company granted Alvin H. Clemens an option to purchase shares of the Company's Series A Preferred Stock successively upon each exercise by Mr. Clemens of his existing option and each subsequently granted option to purchase shares of Series A Preferred Stock from time-to-time, limited in the aggregate to (i) that the number shares of Series A Preferred Stock which, when exercised, shall permit Mr. Clemens to acquire the right to vote not more than 55% of the shares of the Company's Common Voting Stock owned, either directly or beneficially, by Mr. Clemens at such time, (ii) the shares of Series A Preferred Stock which are, as of the date of any such exercise, authorized and unissued; and (iii) an option to purchase more than 550,000 shares of Series A Preferred Stock in any six month period shall be prohibited except upon the occurrence of a "change of control" (within the meaning of the Securities Exchange Act of 1934, as amended).

         In addition, Mr. Clemens has an option to purchase 1,253,376 shares of the Company's common stock at $ .91 per share expiring from time to time between November 1999 through December 2002. Mr. Clemens also has an option to purchase up to 550,000 shares of Series A Cumulative Convertible Preferred Stock at $3.64 per share (fair market value at date of grant) exercisable on or before March 31, 2003.

       The Company terminated the Stock Option Plan for Field Representatives and Agents and adopted The Life and Health Insurance Agent non-Qualified Stock Option Agent Plan ("Life and Health Agent Plan") effective January 1, 1996. The Life and Health Agent Plan provides for the issuance of options for the purchase of up to 750,000 shares of the Company's Common Stock to life and health insurance agents who are licensed to sell insurance by any life insurance subsidiary of the Company, and are exercisable for up to five years from the effective date of the grant. All options granted under the Life and Health Plan have been granted at 100% of the fair market value of the shares on the date of grant.

         The Premium Production Stock Option Plan authorizes the granting of options to agents, managers and employees of the Company's common stock, which are exercisable for up to five years from the date of grant, but in no event later than December 31, 2002, at a price equal to the lesser of $3.50 per share or the market price thereof. The Company has discontinued the granting of additional options under this plan. Since the fair market value of options granted during 1996 exceeded the option price and a charge was made to operations in the amount of $67.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

         The following table lists changes during 1994, 1995 and 1996 in outstanding stock options for the Field Representatives and Agents Plan, Life and Health Agent Plan and Premium Production Plans:

                                               Field Rep & Agent Plan                    Premium Production Plan
                                                                    Weighted                                         Weighted
                                                                     Average                                          Average
                                      Number                      Exercise and        Number                        Exercise and
                                    of Shares     Price Range       Fair Value       of Shares    Price Range       Fair Value
Outstanding, January 1, 1994
   Exercisable                         42,275     .91 - 3.88          3.11              4,045         3.52              3.52
 Not exercisable                            0         0               0.00                  0         0.00              0.00
     Total outstanding                 42,275     .91  - 3.88         3.11              4,045         3.52              3.52

               1994
Granted                                     0         0                0.00                 0         0.00              0.00
Exercised                                   0         0                0.00                 0         0.00              0.00
Canceled/expired                        7,684     .91  - 1.59          1.45                 0         0.00              0.00
Outstanding, December 31, 1994
   Exercisable                         28,590    2.84 - 3.88           3.40             4,045         3.52              3.52
   Not exercisable                      6,000       3.88               3.88                 0         0.00              0.00
     Total outstanding                 34,590    2.84 - 3.88           3.48             4,045         3.52              3.52

               1995
Granted                                 1,675    2.38 - 3.13           2.98            25,500         2.94 - 3.52       3.47
Exercised                              17,571    2.38 - 3.88           3.67                 0         0.00              0.00
Canceled/expired                       12,070    2.84 - 3.47           3.05                 0         0.00              0.00
Outstanding, December 31, 1995
   Exercisable                          5,375    2.38 - 3.88           3.61            29,545         2.94 - 3.52       3.48
   Not exercisable                      1,250       3.88               3.88                 0         0.00              0.00
     Total outstanding                  6,625    2.38 - 3.88           3.66            29,545         2.94 - 3.52       3.48

               1996
Granted                                48,600    4.75 - 10.00          6.30            14,750         3.52              3.52
Exercised                               5,025    3.13 - 3.88           3.87            13,700         3.52              3.45
Canceled/expired                            0         0                0.00                 0         0.00              0.00
Outstanding December 31, 1996
   Exercisable                         14,575    2.38 - 10.00          5.97            30,595         3.50 - 3.52       3.51
   Not exercisable                     35,625    4.75 - 10.00          1.47                 0         0.00              0.00
     Total outstanding                 50,200    2.38 - 10.00          6.19            30,595         3.50 - 3.52       3.51

         At December 31, 1996 and 1995, 1,081,300 shares and 1,072,173 shares, respectively, were available for future grants for all plans.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

         Effective January 1, 1996 the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for stock option grants which occurred in 1996. Had compensation cost for the Company's stock option grants been determined based on the fair value at the date of grants in accordance with the provisions of SFAS No 123, the Company would have amortized the cost over the vesting period of the option which generally is 5 years for the 1996 Employee Plan and 3 years for the Directors Plan. The Company's 1996 net income and net income per common share would have been reduced to the following pro-forma amounts:

Net income applicable to common shares
    as reported                         $15,926
    pro forma                           $15,681

Net income per common share
    as reported                           $1.46
    pro forma                             $1.44


         The fair value of the options granted during 1996 is estimated on the date of grant using the Black-Scholes option pricing model. The major assumptions used and the estimated fair value include assumed forfeitures of 10% annually for non vested options under the 1996 Employee Plan and the Directors Plan are listed as follows:


                                                     Risk                       Rate          Weighted
                         Expected      Expected      Free                        of            Average
                           Term          Stock      Interest                  Dividend         Fair
                         in Years     Volatility      Rate        Dividend    Increase         Value
                         --------     ----------      ----        --------    --------         -----
1996 Employee Plan         1-5           73%      5.55%-6.32%        0%         0%             $3.92
Directors Plan              3            75%          6.3%           0%         0%             $4.64


Note J - Litigation Settlement, Net of Expenses

        The Company received from the Loewen Group, Inc. and Loewen Group International, Inc. (collectively "Loewen") on April 1, 1996, $3,000 in cash and 718,519 shares of the common stock of Loewen Group (NYSE: LWN) to compensate the Company for damages sustained pursuant to a February 12, 1996 agreement between the Company and Loewen to settle certain litigation filed by the Company against Loewen. The settlement, net of legal expenses, was valued at $22,400. The impact on net income was approximately $14,600, which is net of approximately $7,800 of income taxes.

         The Company sold 610,400 shares of Loewen stock in 1996 realizing a $2,023 gain. During the first quarter of 1997 the Company sold its remaining shares of Loewen stock realizing a gain of $961.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

Note K - Commitments and Contingencies

         The Company and its subsidiaries have various leases which are primarily related to office space, data processing and other equipment. Net rental expense under all leases charged to operations was approximately $427, $294 and $407 in 1996, 1995 and 1994, respectively. The future minimum rental commitments under noncancelable leases at December 31, 1996, are: 1997 - $239; 1998 - $223; 1999 - $219; 2000 - $161; and 2001 - $62.

         The Company is involved in normal litigation in the settlement of insurance claims. Management is of the opinion that neither the litigation nor these claims will have a material adverse effect on the results of operations or financial position of the Company.

         Unfavorable economic conditions have contributed to an increase in the number of insurance companies that are under regulatory supervision. This is expected to result in an increase in mandatory assessments by state guaranty funds of solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments, which are subject to statutory limits, can be partially recovered through a reduction in future premium taxes in some states. Although the Company is not able to reasonably estimate the potential effect on it of any such future assessments, such amounts charged against operations for 1996, 1995 and 1994 have not been material.

         The Company's business is subject to a changing legislative and regulatory environment. Some of the proposed changes include initiatives to restrict insurance pricing and the application of underwriting standards; reform health care; and restrict investment practices. Proposals on national health care reform have been under consideration which could significantly change the way healthcare is financed and provided. The effect on the Company of comprehensive healthcare reforms, which, if enacted, may have a material adverse impact upon the ability of the Company to profitably engage in the writing of accident and health insurance. Additionally, competition in the insurance industry may effect the Company's ability to reach critical mass while remaining competitive in agent compensation and product pricing.

The Company anticipates purchasing in 1997 a parcel of land adjacent to the Company's existing office and spending approximately $2.5 million for an approximate 18,000 square foot addition to the Company's principal office

Note L - Employee Benefit Plans

         The Company has a defined contribution retirement savings plan covering substantially all employees. Employees may contribute up to 12.5% of compensation of which the Company will match 50% of the first 5%. Effective January 1, 1995, employees were given the option to invest the "employer match" portion of their contribution in common stock of the Company. At December 31, 1996, the plan held 1,379 shares of the Company's common stock. All contributions are subject to limitations imposed by the Internal Revenue Code on 401(k) plans.

         All employee contributions are immediately vested, and the Company contribution becomes 20% vested after two years of service. Thereafter, an additional 20% becomes vested for each year of service up to 5 years, at which time all contributions become completely vested. Pension expense under this plan amounted to $57, $54 and $72 for 1996, 1995 and 1994, respectively.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

         The Company provides certain health care and life insurance benefits to eligible retirees under an unfunded plan. These benefits were discontinued effective January 1, 1993, except for those employees who had already retired.

         Effective January 1, 1993, the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" resulting in a Accumulated Postretirement Benefit Obligation ("APBO") of approximately $815. The Company has elected to amortize the APBO over approximately 14 years, the average remaining life expectancy of plan participants.

         In determining the APBO the Company assumed a 15% rate of increase for health care costs for 1993, decreasing by 1% each year to 6% by the year 2002. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the postretirement APBO as of January 1, 1996, by approximately $71 and increase the interest cost by approximately $5. A discount rate of 7.5% was used to determine APBO. The expense for postretirement health care and life insurance benefits was approximately $106, $110 and $115 for the years ended December 31, 1996, 1995 and 1994. Net periodic postretirement benefit costs include amortization of the transition obligation and interest cost amounting to approximately $58 and $42, respectively, for 1996, $58 and $52, respectively, for 1995 and $58 and $57, respectively, for 1994. At December 31, 1996, the APBO amounted to approximately $810, the unrecognized transition obligation was $583 resulting in an accrued liability of approximately $227 for post-retirement benefits.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

Note M - Liability for Unpaid Claims and Claim Adjustment Expenses

         Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows.

                                                            1996              1995              1994
                                                            ----              ----              ----
Liability at January 1                                     $10,105          $10,524           $11,433
  Less reinsurance recoverables                              4,275            4,912             5,474
                                                           -------          -------           -------

Net Balance at January 1                                     5,830            5,612             5,959
                                                           -------          -------           -------

Provision (benefit) for unpaid losses:
  Current year                                              23,858           19,821            21,491
  Prior years                                                 (499)            (794)             (923)
                                                           -------          -------           -------

Total incurred                                              23,359           19,027            20,568
                                                           -------          -------           -------

Payments made related to:
  Current year                                              15,705           14,068            15,958
  Prior years                                                4,976            4,741             4,957
                                                           -------          -------           -------

Total paid                                                  20,681           18,809            20,915
                                                           -------          -------           -------

Net Balance at December 31                                   8,508            5,830             5,612
  Plus reinsurance recoverables                              6,930            4,275             4,912
                                                           -------          -------           -------

Balance at December 31                                     $15,438          $10,105           $10,524
                                                           -------          -------           -------

Note N - Reinsurance

         Reinsurance varies according to the age of the insured, type of risk and type of policy. Retention amounts for life insurance range up to $50 of coverage per individual life and for health insurance up to $85 per individual.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

        Under the terms of a Quota Share Reinsurance Agreement, the Company cedes 47.5% of the liability on the first $85 of claims per person, per calendar year of its group accident and health insurance business. The Company received a ceding commission recorded as a reduction to commissions of 45.5% & 30.5%, 41.5% & 26.5% and 41.5% & 26.5% for its first year and renewal small group medical business in 1996, 1995 and 1994, respectively, which represents approximately 87%, 60% and 50%, respectively, of its group accident and health insurance business as measured by earned premium. On its remaining group medical business, the Company received a 30.5% ceding commission for 1996 and a 31.5% ceding commission for 1995 and 1994. The combined ceding commissions amounted to approximately 38.9%, 32.5% and 32.2% for 1996, 1995 and 1994, respectively. This agreement is renewable based on mutual agreement on an annual basis on October 1, 1996, or any October 1 thereafter. In addition, the Company generally assumes 30% (up to $150 per individual) of the liability on its limited self-funded accident and health business, which consists generally of policies issued to limit the claims expenses of employers that self-insure group medical benefits with respect to any individual employee and in the aggregate.

         At December 31, 1995, PILIC entered into an agreement to reinsure 90% of the insurance in force of certain multi-pay pre-need life insurance policies for a premium of approximately $3,233. The ceded insurance in force at December 31, 1995 amounted to approximately $12,700 and in connection therewith, PILIC received a ceding allowance of $1,000 and reduced future policy benefits by $3,233. At June 30, 1996, PILIC terminated the reinsurance agreement and recaptured the life insurance policies reinsured thereunder, resulting in a pre-tax charge to operations of $1,000.

         To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, PILIC would remain liable.

         The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk of the reinsurers to minimize exposure to significant losses from reinsurer insolvencies. At December 31, 1996, reinsurance receivables amounting to approximately $8,985 were associated with a single reinsurer.

         The Company also has an agreement with Network America Life Insurance Company, a Pennsylvania-domiciled insurance company ("Network America"). Pursuant to this agreement, Network America issued final expense and pre-need insurance policies in states where PILIC is not licensed and will 100% reinsure the business to PILIC for a ceding commission of 3.5% of the first $10 of collected premium and 3% of all collected premium in excess of $10,000 which will not be less than $200 per year. This agreement was canceled with respect to new business effective January 1, 1996.

         A summary of insurance in-force, premium income, benefits and commission expense with respect to reinsurance operations is as follows:

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

                                                  Ceded to        Assumed                       % of Amt
                                    Gross          Other        from Other          Net          Assumed
                                    Amount       Companies      Companies          Amount         to Net
                                    ------       ---------      ---------          ------         ------
Year ended December 31, 1996:
Life insurance in force           $495,000        $ 60,000       $417,000        $852,000           48.9%
                                  --------        --------       --------        --------
Premium:
     Life insurance                 10,384          (1,888)           816          13,088            6.2%
     Annuity                           108              15                             93
     Accident and health            52,442          25,670          4,753          31,525           15.1%
                                  --------        --------       --------        --------
               Total               $62,934         $23,797         $5,569         $44,706
                                  --------        --------       --------        --------
Benefits:
     Life insurance                  4,244             424            576           4,396
     Annuity and other               1,128                              9           1,137
     Accident and health            34,414          18,190          2,739          18,963
                                  --------        --------       --------        --------
                 Total            $ 39,786         $18,614         $3,324         $24,496
                                  --------        --------       --------        --------
Commissions                       $ 13,365         $ 8,241         $1,503          $6,627
                                  --------        --------       --------        --------
Year ended December 31, 1995:
Life insurance in force           $613,000        $120,000       $412,000        $905,000           45.5%
                                  --------        --------       --------        --------
Premium:
     Life insurance                 11,597           3,657          1,529           9,469           16.1%
     Annuity                            94                                             94
     Accident and health            36,259          15,882          2,769          23,146           12.0%
                                  --------        --------       --------        --------
               Total               $47,950         $19,539         $4,298         $32,709
                                  --------        --------       --------        --------
Benefits:
     Life insurance                  4,383             284            469           4,568
     Annuity and other                 878                             14             892
     Accident and health            23,021           9,920          1,357          14,458
                                  --------        --------       --------        --------
               Total               $28,282         $10,204         $1,840         $19,918
                                  --------        --------       --------        --------
Commissions                         $8,903          $5,740         $1,374          $4,537
                                  --------        --------       --------        --------
Year ended December 31, 1994:
Life insurance in force           $280,000        $118,000       $382,000        $544,000           70.2%
                                  --------        --------       --------        --------
Premium:
     Life insurance                  9,251             442          1,392          10,201           13.6%
     Annuity                            73                                             73
     Accident and health            43,744          20,043          2,420          26,121            9.3%
                                  --------        --------       --------        --------
               Total               $53,068         $20,485         $3,812         $36,395
                                  --------        --------       --------        --------
Benefits:
     Life insurance                  3,672              91            430           4,011
     Annuity and other                 797                              9             806
     Accident and health            29,560          14,681          1,678          16,557
                                  --------        --------       --------        --------
               Total               $34,029         $14,772         $2,117         $21,374
                                  --------        --------       --------        --------
Commissions                         $8,868          $5,711         $1,063          $4,220
                                  --------        --------       --------        --------

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

Note O - Related Party Transactions

         See Note E - Notes Receivable - Officers and Directors (Related Parties) for a description of loans to related parties.

         Gross commissions and expense allowances paid or payable to Passages International Marketing Group and its affiliates, which are controlled by Michael V. Warhurst, a former Director of the Company, for the years ended December 31, 1996, 1995 and 1994, amounted to approximately $314, $313 and $481, respectively.

         Gross commissions paid or payable to a company controlled by Arden O. French, Jr., a former Director of the Company, for the years ended December 31, 1995 and 1994, amounted to approximately $357 and $434, respectively.

         Legal fees included in Other operating expenses paid to Butera, Beausang, Cohen & Brennan ("BBC&B") for the years ended December 31, 1996, 1995 and 1994, amounted to approximately $298, $225 and $143, respectively. Mr. Beausang, a shareholder of BBC&B, is a director, general counsel and secretary of the Company.

         Consulting expenses included in Other expenses paid to Richard E. Field amounted to $300 in 1996. Mr. Field, a shareholder of the Company and former Chief Executive Officer of REF, provides the Company with exclusive marketing, sales and product design services as part of a 36-month consulting agreement effected January 1, 1996.

Note P - Reconciliation From Statutory Basis (Unaudited) To Generally Accepted
         Accounting Principles Basis

       The accompanying financial statements are prepared in conformity with generally accepted accounting principles which differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The Pennsylvania Department of Insurance (" the Department") permitted PILIC the following statutory accounting practices: (1) since 1989, the statutory carrying value of the home office at the value transferred from The Company to PILIC in 1988 in satisfaction of intercompany debt, less depreciation since that time and (2) to continue PILIC's statutory reserve methodology which up until January 1, 1996, had not considered the impact of policy provisions pertaining to increasing the face amount of pre-need life insurance for anticipated future Consumer Price Index increases. Starting in 1996 PILIC modified its statutory reserve methodology on 1996 issued business which now considers the impact of policy provisions pertaining to increasing the face amount of pre-need life insurance for anticipated future Consumer Price Index increases. Furthermore, PILIC increased reserves by $200 for 1995 and prior issues in recognition of the increasing face amount of pre-need life insurance for anticipated future Consumer Price Index increases as required by the Department. The Department will require PILIC to increase reserves in future years by the greater of $200 or the statutory profits on the block of business. The potential effects of this permitted practice has not been determined but could be material to statutory surplus.

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

         The combined reconciliations of net income (loss) and stockholders' equity prepared in conformity with statutory reporting practices to that reported in the accompanying consolidated financial statements are as follows:


                                                         Net Income (Loss)                           Stockholders' Equity
                                                   For Years Ended December 31,                          December 31,
                                                1996            1995            1994                1996             1995
                                               ------          ------         -------             -------          ------

Balance per statutory accounting practices   $ 11,300         $(1,488)        $  150              $13,971           $ 6,383

Deferred policy acquisition costs               2,154             676            310                3,140               986

Interest maintenance reserve                      (37)             (1)          (218)               1,458             1,464

Asset valuation reserve                                                                               867               360

Future policy benefits                              2          (1,184)          (640)              (3,722)           (3,864)

Goodwill and value of insurance in force,
  net of amortization                             (57)           (798)          (106)               1,258

Adjustment of net deferred
  and uncollected premium                        (188)           (152)          (194)              (1,626)           (1,438)

Restatement of reserves on reinsurance ceded                      797            150

Effect of consolidating non-insurance
  subsidiaries                                  2,097          (1,360)          (327)               5,315            (1,639)

Deferred income taxes                             352            (151)                                604               252

Prepaid expenses                                  343                                                 343

Fixed income securities, net of tax                                                                   (83)              607

Non-admitted assets                                                                                   364               303

Other, net                                        154             (40)          (122)                 164                10
                                                -----         -------        --------             -------             -----

Balance per generally accepted
accounting principles                        $ 16,120         $(3,701)        $ (997)            $ 22,053           $ 3,424
                                             --------         -------         -------            --------           -------



                 PROVIDENT AMERICAN CORPORATION (Parent Company)

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

(Dollars in thousands)                                                                 December 31,
                                                                            1996                         1995
                                                                          --------                     ------
Assets
    Investment in subsidiaries*                                            $ 19,824                      $6,395
    Equity securities                                                         4,186
    Loans receivable                                                            461                          59
    Cash                                                                                                      1
    Other                                                                       185                         163
                                                                           --------                     -------
         Total Assets                                                      $ 24,656                     $ 6,618
                                                                           --------                     -------

Liabilities and Stockholders' Equity
Liabilities
    Accounts payable to subsidiaries*                                           767                       1,636
    Accrued expenses                                                            827                         728
    Accrued federal income tax                                                  809
    Notes payable                                                               200                         830
                                                                           --------                     -------
         Total Liabilities                                                    2,603                       3,194
                                                                           --------                     -------

Stockholders' Equity
    Preferred stock Series A                                                    580                         580
    Preferred stock Series B                                                                                426
    Common stock                                                              1,008                         926
    Additional paid-in capital                                               12,945                      10,166
    Net unrealized appreciation of stocks                                       668
    Net unrealized appreciation (depreciation)
         of bonds held by subsidiaries                                         (177)                        467
    Retained earnings (deficit) (including undistributed
         income (loss) of subsidiaries of $3,289 and $(9,045))                7,105                      (8,821)
    Treasury stock, at cost                                                     (76)                       (320)
                                                                           --------                     -------
         Total Stockholders' Equity                                          22,053                       3,424
                                                                           --------                     -------

         Total Liabilities and
               Stockholders' Equity                                        $ 24,656                      $6,618
                                                                           --------                     -------

*Eliminated in consolidation.



    The condensed financial information should be read in conjunction with the Provident American Corporation December 31, 1996 Consolidated Financial Statements and notes thereto.

                                     -S-1-

                 PROVIDENT AMERICAN CORPORATION (Parent Company)


                                   SCHEDULE II
                   CONDENSED FINANCIAL INFORMATION OF COMPANY
                            STATEMENTS OF OPERATIONS



                                                                                  Years Ended December 31,
                                                                           1996              1995            1994
                                                                         -------           -------         ------
Income:
    Interest                                                             $    23          $    67           $    60
    Litigation settlement                                                  5,320
    Realized gain                                                            699
    Other                                                                     18               20                 5
                                                                         -------          -------           --------
                                                                           6,060               87                65
                                                                         -------          -------           --------

Expenses:
    Operating and administrative                                             744              271               372
    Interest                                                                  54              101                69
                                                                         -------          -------           --------
                                                                             798              372               441
                                                                         -------          -------           --------

Income (loss) before income taxes and undistributed
    income (loss) of subsidiaries                                          5,262             (285)             (376)

Provision for income taxes                                                 1,476
                                                                         -------          -------           --------

Income (loss) after income taxes                                           3,786             (285)             (376)

Undistributed income (loss) of subsidiaries*                              12,334           (3,416)             (621)
                                                                         -------          -------           --------

         Net income (loss)                                                16,120           (3,701)             (997)

Dividends declared on preferred stock                                        194              334               334
                                                                         -------          -------           --------

         Net income (loss) applicable
           to common stock                                               $15,926          $(4,035)          $(1,331)
                                                                         -------          -------           --------


*Eliminated in consolidation.


    The condensed financial information should be read in conjunction with Provident American Corporation's December 31, 1996 Consolidated Financial Statements and notes thereto.

                                     -S-2-

                 PROVIDENT AMERICAN CORPORATION (Parent Company)


                                   SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                         1996                1995                1994
                                                                       --------            --------            ------
Operating Activities
     Net income (loss)                                                  $ 16,120           $(3,701)              $ (997)
     Adjustments to reconcile net income (loss)
        to net cash from operating activities:
            Undistributed (income) loss of subsidiaries*                 (12,334)            3,416                  621
            Common stock received from litigation settlement              (4,320)
            (Increase) decrease in other assets and accrued
               income taxes                                                  333                82                 (145)
            Increase (decrease) in accrued expenses                           99                (3)
            Net realized gain on investments                                (699)
                                                                       ---------           -------               ------
            Net cash from operating activities                              (801)             (206)                (521)
                                                                       ---------           -------               ------

Investing Activities
     Sale of investments                                                   2,130
     (Increase) decrease in receivables                                     (402)              738                 (797)
     Acquisition of businesses                                               (35)
     Other                                                                                    (128)
                                                                       ---------           -------               ------
     Net cash from investing activities                                    1,693               610                 (797)
                                                                       ---------           -------               ------

Financing Activities
     Issuance of common stock                                                800                99                  266
     Dividends paid on preferred stock                                      (194)             (334)                (314)
     Proceeds from notes payable - bank                                       78                78                1,030
     Repayment of notes payable - bank                                      (708)             (414)                 (46)
     Increase (decrease) in accounts payable subsidiaries*                  (869)              167                  382
                                                                       ---------           -------               ------
     Net cash from financing activities                                     (893)             (404)               1,318
                                                                       ---------           -------               ------

Change in cash                                                                (1)
Cash, beginning of year                                                        1                 1                    1
                                                                       ---------           -------               ------
Cash, end of year                                                       $      0           $     1               $    1
                                                                       ---------           -------               ------

Supplemental disclosure of cash information:
     Interest paid                                                      $     56           $   101               $    67
     Income taxes paid                                                    $1,119
Non-cash investing activities:
     Issuance of common stock in connection with
        acquisition of businesses                                         $1,879

*Eliminated in consolidation.


     The condensed financial information should be read in conjunction with the Provident American Corporation December 31, 1996 Consolidated Financial Statements and notes thereto.

                                     -S-3-

                 PROVIDENT AMERICAN CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

===========================================================================================================================
                       COLUMN A           COLUMN B          COLUMN C       COLUMN D          COLUMN F         COLUMN G
---------------------------------------------------------------------------------------------------------------------------
Years Ended        Segment           Deferred Policy    Future Policy         Unearned       Premium         Net Investment
December 31,                         Acquisition Cost   Benefits,             Premiums       Revenue         Income(1)
                                                        Losses, Claims
                                                        And Loss Expenses

---------------------------------------------------------------------------------------------------------------------------
1994:              Individual Life
                   And Annuity               $310            $38,884                          $ 7,670          $2,185

                   Group Life And
                   Health                                     10,887            $  459         28,725             314
                  ---------------------------------------------------------------------------------------------------------
                             TOTAL           $310            $49,771            $  459        $36,395          $2,499
---------------------------------------------------------------------------------------------------------------------------
1995:              Individual Life
                   And Annuity                986             43,477                            7,138           2,513

                   Group Life And
                   Health                                     10,183               544         25,571             345
                  ---------------------------------------------------------------------------------------------------------
                             TOTAL         $  986            $53,660            $  544        $32,709          $2,858
---------------------------------------------------------------------------------------------------------------------------
1996:              Individual Life
                   And Annuity              1,468             44,782                           10,814           2,831

                   Group Life And
                   Health                   1,672             15,469             1,356         33,892             449
---------------------------------------------------------------------------------------------------------------------------
                             TOTAL         $3,140            $60,251            $1,356        $44,706          $3,280
===========================================================================================================================



==========================================================================
                        COLUMN H         COLUMN I            COLUMN J
--------------------------------------------------------------------------
Years Ended         Benefits, Claims,    Amortization     Other Operating
December 31,        Losses And           Of Deferred      Expenses
                    Settlement Expenses  Policy
                                         Acquisition
                                         Costs
--------------------------------------------------------------------------
1994:
                        $ 7,233             $ 54             $10,013


                         17,385                                6,341
--------------------------------------------------------------------------
                        $24,618             $ 54             $16,354
--------------------------------------------------------------------------
1995:
                          6,604              103               4,733


                         15,558                               13,731
--------------------------------------------------------------------------
                        $22,162             $103             $18,464
--------------------------------------------------------------------------
1996:
                         10,528              170               3,682


                         20,442              414              16,394
--------------------------------------------------------------------------
                        $30,970             $584             $20,076
==========================================================================


(1) Investment income by segment is allocated based on liabilities for future policy benefits and policy claims.

                                     -S-4-

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                   PROVIDENT AMERICAN CORPORATION

                                   By:       /s/ALVIN H. CLEMENS
                                      ----------------------------------------
                                         Alvin H. Clemens, Chairman of
                                         the Board and Chief Executive Officer

March 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       /s/ALVIN H. CLEMENS                                      March 18, 1997
----------------------------------------
Alvin H. Clemens, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

       /s/JAMES O. BOWLES                                       March 18, 1997
----------------------------------------
James O. Bowles, President and
Chief Operating Officer

       /s/ANTHONY R. VERDI                                      March 18, 1997
----------------------------------------
Anthony R. Verdi, Treasurer and
Chief Financial Officer
(Principal Financial Officer)
                                                                March 18, 1997
       /s/FRANCIS L.  GILLAN III
-----------------------------------------
Francis L. Gillan, III, Controller
(Chief Accounting Officer)

       /s/MICHAEL F. BEAUSANG                                   March 27, 1997
----------------------------------------
Michael F. Beausang, Jr., Director

       /s/VALERIE C. CLEMENS                                    March 26, 1997
----------------------------------------
Valerie C. Clemens, Director

       /s/HAROLD M. DAVIS                                       March 25, 1997
----------------------------------------
Harold M. Davis, Director

       /s/JOHN T. GILLIN                                        March 25, 1997
----------------------------------------
John T. Gillin, Director

       /s/HENRY  G. HAGER                                       March 27, 1997
----------------------------------------
Henry G. Hager, Director

       /s/FREDERICK S. HAMMER                                   March 26, 1997
----------------------------------------
Frederick S. Hammer, Director

       /s/GEORGE W. KARR                                        March 25, 1997
----------------------------------------
George W. Karr, Jr., Director

       /s/P. GLENN MOYER                                        March 21, 1997
----------------------------------------
P. Glenn Moyer, Director

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)



Exhibit                                                             Sequentially
Number                 Description of Exhibits                     Numbered Page
------                 -----------------------                     -------------

(2)(A)      Purchase Agreement, dated November 30, 1995 among
            Registrant and UBL Financial Corporation. Incorporated by reference to Exhibit (2)(A) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)(B) Agreement and Plan of Reorganization, dated August 15, 1996 among Registrant and Saul Rose and Joan Rose relating to the capital stock of Coastal Services, Eastern, Inc.

(2)(C) Purchase Agreement, dated May 1, 1996 among Registrant, MidAmerica Mutual Life Insurance Corporation and
            MidAmerica Enterprises, Inc.

(2)(D)      Stock Exchange Agreement, dated June 18, 1996 among
            Registrant, Richard E. Field, Arthur J. Ivey and Richard
            E. Field & Associates, Inc.

(3)(A) Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit (3)(A) to Registrant's Form 10 Registration Statement No. 0-13591, as amended. Amendment to Registrants Articles of Incorporation dated December 5, 1989, incorporated by reference to Exhibit (C)(2) to Registrant's Form 8-K dated December 29, 1989.

(3)(B) By-laws of Registrant, as amended, incorporated by reference to Exhibit (3)(B) to Registrant's Form 10
            Registration Statement No. 0-13591, as amended.

(4)(A)* Form of Registrant's Common Stock Certificate incorporated by reference to Exhibit (4)(A) to Registrant's Form S-1 Registration Statement No. 33-5884, as amended.

Exhibit                                                             Sequentially
Number                 Description of Exhibits                     Numbered Page
------                 -----------------------                     -------------

(4)(B) Amended and Restated Statement With Respect To Shares - Domestic Business Corporation For Provident American Corporation. Series A Cumulative Convertible Preferred Stock, $1.00 Par Value. Incorporated by reference to Exhibit (4)(A) to Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

(4)(C) Amended and Restated Statement With Respect To Shares - Domestic Business Corporation For Provident American Corporation. Series B Cumulative Convertible Preferred Stock, $1.00 Par Value. Incorporated by reference to Exhibit (4)(B) to Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

(4)(D) Stock Purchase Agreement dated March 31, 1993 by and among the Registrant, Alvin H. Clemens and the group of investors known as "The Brumley Group" for the purchase of 387,500 shares of Series B Cumulative Convertible Preferred Stock. Incorporated by reference to Exhibit
            (4)(C) to Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

(10)(A)* Employment Contract dated April 1, 1991 among Registrant, Provident Indemnity Life Insurance Company, Maine National Life Insurance Company and Alvin H. Clemens incorporated by reference to Exhibit (10)(A) to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993.

(10)(B) Stock Exchange Agreement dated January 19, 1991 among Registrant, Premarco, Inc., Thomas D. Bischoff and Michael
            V. Warhurst incorporated by reference to Exhibit (10)(B) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(10)(C) Escrow and Security Agreement dated January 19, 1991 among Registrant, Thomas D. Bischoff, Michael V. Warhurst and Anthony R. Verdi (escrow agent) incorporated by reference to Exhibit (10)(D) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit                                                             Sequentially
Number                 Description of Exhibits                     Numbered Page
------                 -----------------------                     -------------

(10)(D)*    Premium Production and Stock Option Agreement dated
            January 19, 1991 among Registrant, Provident Indemnity Life Insurance Company and Premarco, Inc. incorporated by reference to Exhibit (10)(E) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(10)(E) Reinsurance Contract dated January 1, 1991 between Network America Life Insurance Company and Provident Indemnity Life Insurance Company incorporated by reference to Exhibit (10)(F) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(10)(F) Escrow Agreement dated January 1, 1991 between Network America Life Insurance Company, Provident Indemnity Life Insurance Company and Harleysville National Bank and Trust Company incorporated by reference to Exhibit (10)(G) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(10)(G)*    Registrant's 1983 Incentive Stock Option Plan and
            Management Contracts thereunder, incorporated by reference to Exhibit (10)(C)(17) to Registrant's Form 10
            Registration Statement No. 0-13591, as amended.

(10)(H)* Registrant's 1985 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit (10)(C)(1) to Registrant's Form 10 Registration Statement No. 0-13591, as amended.

(10)(I) Quota Share Reinsurance Agreement effective as of October 1, 1989 among Provident Indemnity Life Insurance Company, Continental Assurance Company, First Equicor Life Insurance Company, The Mercantile and General Reinsurance Company, Limited, The Manufacturers Life Insurance Company, Ltd. and Gerling Global Life Insurance Company incorporated by reference to Exhibit (10)(L) to Registrant's Form S-1 Registration Statement No. 33-40842, as amended.

Exhibit                                                             Sequentially
Number                 Description of Exhibits                     Numbered Page
------                 -----------------------                     -------------

(10)(J)* Registrant's 1991 Executive Stock Option Plan incorporated by reference to Exhibit (10)(O) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(10)(K)* Registrant's 401(k) Profit Sharing Plan and Trust incorporated by reference to Exhibit (10)(P) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(10)(L) Harleysville loan documents including Revolving Agreement of Sale and Security Agreement between PAMCO and PILIC, PREMARCO Suretyship Agreement, PREMARCO Security Agreement, and Loan Agreement among Bank, PAMCO, PILIC, PREMARCO and all PAMCO subsidiaries, including negative pledge covenants, all dated 11/27/91 incorporated by reference to Exhibit (10)(Q) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(10)(M)     Termination agreement dated August 1, 1992 among
            Registrant, Premarco, Inc., Provident Indemnity Life
            Insurance Company and Michael V. Warhurst, incorporated by reference to Exhibit (10)(L) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(10)(N)* Amendment dated November 17, 1992 to Premium Production and Stock Option Agreement dated January 19, 1991 among Registrant, Provident Indemnity Life Insurance Company and Premarco, Inc., incorporated by reference to Exhibit
            (10)(S) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(10)(O)*    Amended and Restated Provident American Corporation
            Incentive Stock Option Plan for Field Representatives and Agents dated January 1, 1991, incorporated by reference to Exhibit (10)(T) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

Exhibit                                                             Sequentially
Number                 Description of Exhibits                     Numbered Page
------                 -----------------------                     -------------

(10)(P)* Third Amendment to the Amended and Restated Stock Option Agreement dated April 1, 1993 among Registrant, Provident Indemnity Life Insurance Company and Alvin H. Clemens, incorporated by reference to Exhibit (10)(B) to Registrant's Quarterly Report on Form 10-Q for the
            Quarterly period ended September 30, 1993.

(10)(Q)*    Option Agreement dated as of April 1, 1993 granting Alvin
            H. Clemens the right to purchase 500,000 shares of Series A Preferred Stock, incorporated by reference to Exhibit
            (10)(C) to Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

(10)(R) Termination Agreement dated December 22, 1993 among Registrant, Provident Indemnity Life Insurance Company, Maine National Life Insurance Company, and Mitchell Allen Kalish, incorporated by reference to Exhibit (99)(A) to Registrant's Form 8-K dated December 22, 1993.

(10)(S) Agent's Loan, Stock Purchase and Pledge Agreement; Stock Promissory Note; Commission Payment Agreement; Agent's Loan and Commission Pledge Agreement; and Commission Promissory Note between "Agent" and Provident Indemnity Life Insurance Company dated February 1994, incorporated by reference to Exhibit (10)(A) to Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 1994.

(10)(T) Administrative Agreement dated September 31, 1994 between Provident Indemnity Life Insurance Company and CSE, Inc. Incorporated by reference to Exhibit (10)(T) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(10)(U) Lease agreement between Coastal Services, Eastern, Inc. trading as Coastal Services and Provident Indemnity Life Insurance Company dated January 1, 1995. Incorporated by reference to Exhibit (10)(U) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit                                                             Sequentially
Number                 Description of Exhibits                     Numbered Page
------                 -----------------------                     -------------

(10)(V) Non-discount Note between Harleysville National Bank and Registrant dated April 25, 1994. Incorporated by reference to Exhibit (10)(V) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(10)(W) Stock Purchase Agreement dated February 16, 1995 by and among Blue Alliance Mutual Insurance Company, Registrant and Provident Indemnity Life Insurance Company as to the sale of all of the outstanding stock of Maine National Life Insurance Company. Incorporated by reference to Exhibit (10)(W) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(10)(X)     Stock Purchase Agreement, dated January 2, 1995 among
            Maine National Life Insurance Company, Provident Indemnity Life Insurance Company and PAMCO Realty Co., Inc.
            Incorporated by reference to Exhibit (10)(X) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(10)(Y) Reinsurance agreement, dated December 31, 1995 between Provident Indemnity Life Insurance Company and London Life Reinsurance Company. Incorporated by reference to Exhibit
            (10)(Y) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(10)(Z)     Warrant, dated November 1, 1995 granting Thomas A.
            Bruderman the right to purchase up to 50,000 shares of the common stock of Registrant. Incorporated by reference to Exhibit (10)(Z) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(10)(AA) Warrant, dated July 5, 1995 granting Michael V. Warhurst the right to purchase up to 100,000 shares of the common stock of Registrant. Incorporated by reference to Exhibit
            (10)(AA) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

Exhibit                                                             Sequentially
Number                 Description of Exhibits                     Numbered Page
------                 -----------------------                     -------------

(10)(BB) Warrant, dated July 5, 1995 granting Michael V. Warhurst the right to purchase up to 100,000 shares of the common stock of Registrant. Incorporated by reference to Exhibit
            (10)(BB) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(10)(CC)* Fourth Amendment to Registrant's Incentive Stock Option Plan for Field Representatives and Agents, effective January 1, 1995. Incorporated by reference to Exhibit
            (10)(CC) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(10)(DD) Settlement Agreement and Mutual General Release, effective February 12, 1996 among Registrant, Provident Indemnity Life Insurance Company, The Loewen Group Inc., and Loewen Group International, Inc. Incorporated by reference to Exhibit (10)(EE) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(10)(EE)* Registrant's Life and Health Insurance Agent Non-Qualified Stock Option Plan, effective January 2, 1996

(10)(FF)* Employment Contract, dated April 1, 1996 among Registrant, Provident Indemnity Life Insurance Company and Edward
            Bolton.

(10)(GG)* Amended and Restated Employment Contract, dated November 7, 1996 among Registrant, NIA Corporation, Provident
            American Life & Health Insurance Company and James O.
            Bowles.

(10)(HH)*   Employment Contract, dated February 19, 1997 among
            Registrant, Provident Indemnity Life Insurance Company, Provident American Life & Health Insurance Company and Alvin H. Clemens.

(10)(II)    Promissory Note; Pledge and Security Agreement, dated
            April 8, 1996 between Registrant and Alvin H. Clemens.

(10)(JJ)* Amendment and Restatement of the Registrant's Stock Option Plan for Directors, effective July 16, 1996.

Exhibit                                                             Sequentially
Number                 Description of Exhibits                     Numbered Page
------                 -----------------------                     -------------

(10)(KK)* Registrant's 1996 Employee Incentive Stock Option Plan, effective July 16, 1996.

(10)(LL)* Registrant's Amended and Restated Stock Option Plan for Executives, dated December 11, 1996.

(10)(MM)    Promissory Note with Amendments; Pledge and Security
            Agreement; and Escrow Agreement, dated April 2, 1996 between Registrant and John T. Gillin.

(10)(NN) Letter of Agreement, dated June 6, 1996 confirming that Ladenburg, Thalmann & Co. Inc. has been retained as financial advisor to Registrant.

(10)(OO) Warrant for the Purchase of Shares of Common Stock, dated July 18, 1996 granting Ladenburg, Thalmann & Co. Inc. the right to purchase 100,000 shares of the common stock of Registrant.

(10)(PP)* Marketing and Consulting Agreement, dated June 18, 1996 between Provident Indemnity Life Insurance Company and Richard E. Field.

(10)(QQ)* Stock Option/Warrant Agreement, dated January 1, 1996 between Registrant and Richard E. Field.

(11)        Computation of Earnings Per Share.

(22)        Subsidiaries of Registrant.

(23)        Consent of Independent Accountants.

(27)        Financial Data Schedule.


* Indicates management contract or compensatory plan or arrangement.