Form 10-K/A
period 1996-12-31
PROVIDENT AMERICAN CORP
filed 1997-05-01
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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


* Preliminary Note

  This amendment No. 1 amends in its entirety the Company's annual report on form 10-K for the year ended December 31, 1996. No exhibits except exhibit 23 are being filed herewith

                                     PART I


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

        Control of the Company: Alvin H. Clemens, Chairman and Chief Executive Officer of the Company ("Mr. Clemens"), acquired control of the Company in October 1989. Mr. Clemens is the largest stockholder of the Company. As of March 24, 1997, Mr. Clemens owned, either directly or beneficially, 3,827,869 shares, or 32.6% of the Company's Common Stock, 1,100,000 shares or 97.3% of the Company's Preferred Stock. As of March 24, 1997, Mr. Clemens controls 35.6% of the Company's outstanding voting rights and if he were to exercise all of his outstanding options, he would control 54.2% of the Company's voting rights. In addition, pursuant to terms of an agreement to grant options dated March 10, 1997, Mr. Clemens has the right to be granted an option to acquire 55% of the common stock of the Company, subject to the conditions set forth therein (see
Item 11, "Employment and Other Agreements"). Accordingly, Mr. Clemens could greatly influence the outcome of any matter requiring shareholder approval, even if such matters were deemed by the shareholders, other than Mr. Clemens, to be in their best interests.

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

Item 6.  Selected Financial Data.

        The selected consolidated financial information set forth below has been derived from the consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this report, which have been audited by Coopers and Lybrand, LLP and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

        In addition, pursuant to an Agreement to grant options dated as of March 10, 1997 (the "Option Contract"), the Company agreed to grant Mr. Clemens an option to successively purchase up to 3,300,000 shares of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred"), which option or options will be granted upon any exercise by Mr. Clemens of any previously granted option to purchase Series A Preferred, and each subsequently granted option to purchase shares of Series A Preferred from time-to-time. The rights set forth in the Option Contract are limited as follows: (1) the number of shares of Series A Preferred Stock issuable upon each exercise of the Option Contract shall be limited by the number of Series A Preferred which shall, as of the date of any such exercise, be authorized and unissued; (2) the number of shares of Series A Preferred issuable upon the exercise of all of the Options granted to Mr. Clemens under the Option Contract and under a previously granted option to purchase 550,000 shares of Series A Preferred shall not in the aggregate exceed 3,850,000 shares of Series A Preferred; and (3) except upon the occurrence of a "change in control" (as defined in the Option Contract), Mr. Clemens shall not be permitted to exercise an option granted under the Option Contract (i) to purchase more than 550,000 shares of Series A Preferred in any six-month period, or (ii) to purchase shares which would result in Mr. Clemens controlling more than 55% of the outstanding voting rights for all classes of the Company's stock. Upon the occurrence of a "change in control" of the Company, Mr. Clemens shall have the right to immediately exercise all options (3,850,000) to purchase shares of Series A Preferred, and the Company will make a loan to him in an amount equal to the aggregate exercise price of all options to purchase shares of Series A Preferred which Mr. Clemens may then be entitled to exercise, plus an amount equal to all federal and state income taxes incurred by Mr. Clemens in connection with the exercise (the "Loan"). The Loan shall be unsecured, and shall bear interest at the then applicable federal short-term rate, but not less than six (6%) percent per annum, with interest and principal due and payable in full five (5) years from the date of the Loan.

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

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Long-Term Compensation
-----------------------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                              Awards              Payouts
-----------------------------------------------------------------------------------------------------------------------------------
        (a)                  (b)         (c)         (d)          (e)          (f)            (g)          (h)            (i)
                                                                                                        Long Term
                                                                           Restricted     Securities    Incentive
                                                             Other Annual     Stock       Underlying      Plan         All Other
   Name and Principal                  Salary       Bonus    Compensation   Award(s)        Options      Payouts    Compensation(2)
       Position(1)          Year         ($)         ($)          ($)          ($)            (#)          ($)            ($)
-----------------------------------------------------------------------------------------------------------------------------------
Alvin H. Clemens,           1996       386,662                                              75,000                      15,748
Chairman of the Board       1995       381,814                                                                          15,225
and CEO                     1994       356,494                                                                          26,036


James O. Bowles(3)          1996       130,000                                             125,000
President & Chief           1995
Operating Officer           1994


William C. Fay III          1996       111,958    173,570                                  160,000                       3,080
Sr. Vice President          1995       120,802     89,108                                                                3,042
Sales                       1994       120,191                                                                           1,609


Anthony R. Verdi,           1996       128,072                                              75,000                      10,406
Treasurer and CFO           1995       126,000                                                                           9,415
                            1994       127,549                                                                          10,015


John A. Muller, III(4)      1996       131,183                                              50,000                       1,625
COO                         1995       125,385                                                                           1,568
                            1994       113,508                                              10,000                       1,407
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

                         Provident American Corporation
             Aggregate Option Exercises in 1996 and Year End Values

                                                                               Number of
                                   Shares                                     Underlying                    Value of
                                 Acquired                                     Unexercised              Unexercised In-the-
                              On exercise              Value                     Options                  Money Options
     Name                          (#)          Realized ($)                 at 12/31/96                 at 12/31/96 ($)
------------------------------------------------------------------------------------------------------------------------
     (a)                            (b)                 (c)                       (d)                         (e)
------------------------------------------------------------------------------------------------------------------------
Alvin H. Clemens
Chairman of the Board, CEO
 exercisable                        0                    $0                        8,333                     $ 43,748
 unexercisable                                                                    66,667                     $237,502

James O. Bowles
President & COO
 exercisable                        0                    $0                       60,000                     $230,000
 unexercisable                                                                    65,000                     $270,000

William C. Fay III
Sr. Vice President, Sales
 exercisable                                                                      42,000                     $407,875
 unexercisable                      0                    $0                      118,000                     $744,000

Anthony R. Verdi
Treasurer and CFO
 exercisable                   11,000              $135,135                       27,000                     $279,250
 unexercisable                                                                    97,000                     $270,000

John A. Muller, III (2)
COO
 exercisable                                                                      26,500                     $334,497
 unexercisable                      0                    $0                       48,500                     $148,628

-------------
(1) Excludes non compensatory stock option to purchase 1,253,376 shares of common stock at $0.91 issued to Mr. Clemens in 1989 of which Mr. Clemens disclaims beneficial ownership of 703,720 shares owned by a partnership of which Mr. Clemens is a partner, excludes option to purchase 550,000 shares of Series A Cumulative Preferred Stock at $3.64 issued on April 1, 1993 in connection with the purchase by Mr. Clemens of other shares of Preferred Stock at such time, and also excludes any options which could be granted to Mr. Clemens under the Option Contract dated March 10, 1997 described in Item 11 "Employment and Other Agreements".
(2) Ceased employment on March 7, 1997.

                         Provident American Corporation
                             Options Grants in 1996

                                                                                                 Potential Realizable Value
                            Number of   % of total                                        at Assumed Annual Rates
                           Securities    Options       Exercise                         of Stock Appreciation for
                             Options     Granted to      Price           Expiration            Option Term       alternative to
     Name                    granted      Employees      $/Shr              date               5%        10%        f&g (2)
-----------------------------------------------------------------------------------------------------------------------------------
      (a)                     (b)           (c)          (d)                 (e)               (f)       (g)         (h)
-----------------------------------------------------------------------------------------------------------------------------------
Alvin H. Clemens (1)         50,000         6%         $11.00              8/12/02           $187,053   $424,359    $165,000 (a)
Chairman of the Board, CEO

Alvin H. Clemens (1)         25,000         3%         $ 8.75              7/16/06           $ 45,398   $115,048    $116,000 (d)
Chairman of the Board, CEO

James O. Bowles              50,000         6%         $10.00              8/12/02           $170,048   $385,781    $165,000 (a)
President & COO

James O. Bowles              25,000         3%         $ 6.00              5/17/01           $ 51,014   $115,734    $ 45,000 (b)
President & COO

James O. Bowles              50,000         6%         $11.00              11/7/96           $187,053   $424,359    $165,000 (a)
President & COO

William C. Fay III           85,000        10%         $ 6.00              5/17/01           $173,449   $393,496    $303,450 (c)
Sr. Vice President, Sales

William C. Fay III           50,000         6%         $10.00              8/12/02           $170,048   $358,781    $297,000 (c)
Sr. Vice President, Sales

Anthony R. Verdi             50,000         6%         $10.00              8/12/02           $170,048   $385,781    $297,000 (c)
Treasurer and CFO

Anthony R. Verdi             25,000         3%         $ 6.00              5/17/01           $ 51,014   $115,734    $ 89,250 (c)
Treasurer and CFO

John A. Muller, III(1)       50,000         6%         $10.00              8/12/02           $      0   $      0    $      0 (3)
COO

-------------
(1) Excludes any options which could be granted to Mr. Clemens under the Option Contract described in Executive Compensation under caption "Employment and Other Agreements".

(2) Based on the Black-Scholes option pricing model assuming; 0% dividend yield, no adjustments for forfeitures and the following expected stock volatility, length of time for exercise and risk free interest rate; (a) 71.8%, one year and 5.55%, (b) 75%, one year and 5.5% (c) 73.9%, four years and 6.32% (d)
    74.8%, 3 years and 6.21%, respectively.

(3) Mr. Muller forfeited all options granted to him in 1996 due to his voluntary termination of employment on March 7, 1997.

Stock Option Plans

   The Company maintains the Stock Option Plans for executives, officers or directors of the Company and its subsidiaries and affiliates.

   The 1993 Incentive Stock Option Plan for Employees was discontinued, and effective July 16, 1996, the Company's Board of Directors adopted the 1996 Employee Incentive Stock Option Plan ("1996 Employee Plan"), subject to the approval by the Company's shareholders at the next Annual Meeting of Shareholders. The 1996 Employee Plan provides for the issuance of options for up to 950,000 shares of the Company's Common Voting Stock to key employees of the Company and its subsidiaries and affiliates, exercisable for up to five years from the effective date of the grant at a price not less than the fair market value of the shares on the effective date of grant. All options granted under the 1996 Employee Plan have been granted at 100% of the fair market value of the shares on the effective date of the grant, with the exception of an option granted Mr. Clemens, which was granted at 110% of the fair market value on the date of the grant. During 1996, the Company granted incentive stock options to purchase an aggregate of 850,000 shares of the Company's Common Stock at prices ranging from $6 to $11 per share under the 1996 Employee Plan. During 1996 a total of 27,550 options were exercised under the 1993 and 1996 Employee plans.

   The Non-Qualified Stock Option Plan for Directors (Directors Plan") was amended and restated effective as of July 16, 1996 in order to increase the number of shares authorized for the issuance thereunder by 356,500 shares and to incorporate prior amendments. Options granted under the Directors' Plan are exercisable for up to ten years from the date of grant at a price of not less than the fair market value of the shares on the date of the grant. All options granted under the Director's Plan have been granted at 100% of the fair market value of the shares on the date of grant. During 1996, the Company granted options to purchase 25,000 shares of the Company's Common Stock to nine Directors, for an aggregate of 225,000 shares, at prices ranging from $8.75 to $12.25 per share, under the Directors Plan. During 1996 a total of 33,000 options were exercised under the Directors' Plan.

   The Stock Option Plan for Executives ("Executive Plan") was amended and restated effective December 11, 1996 and authorizes the granting of options to purchase up to 3,850,000 shares of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), which are exercisable for up to ten years from the effective date of grant at a price of not less than the fair market value of the shares on the date of grant. No options were granted under the Executive Plan during 1996.

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

                                                                                                        Series A
                                                                                                 Cumulative Convertible
                                                           Common Stock                              Preferred Stock

                                               No. of Shares            Percent            No. of Shares           Percent
Name of                                        Beneficially               of               Beneficially              of
Beneficial Owner                                 Owned(1)              Class(2)               Owned(1)             Class(2)
----------------                               -------------           --------            --------------         ---------
Alvin H. Clemens                                 3,827,869(3)            32.6%              1,100,000(4)             97.3%
     907 Exeter Crest
     Villanova, PA 19085

Richard E. Field                                   707,500(5)             7.0%
     134 Medinah Drive
     Blue Bell, PA 19422-3212

Michael F. Beausang, Jr.                            37,608(6)(7)           .4%                 16,500                 2.8%

James O. Bowles                                     75,000(8)              .7.%

Valerie C. Clemens                                 228,333(7)             2.3%

Harold M. Davis                                    118,333(7)             1.2%

William C. Fay III                                  59,000(9)              .6%

John T. Gillin                                      23,333(7)              .2%

Henry G. Hager                                      18,333(7)              .2%

Frederick S. Hammer                                  8,333(7)              .1%

George W. Karr, Jr.                                 18,333(7)              .2%

P. Glenn Moyer                                      12,333(7)              .1%

Anthony R. Verdi                                    65,261(10)             .6%                  5,500                 1.0%


ALL DIRECTORS AND OFFICERS
     AS A GROUP (13 PERSONS FOR
     COMMON STOCK AND 3 PERSONS
     FOR PREFERRED STOCK)                        3,992,069(11)           33.3%              1,122,000(4)             99.3%

-----------

(1) Information furnished by directors and officers.

(2) Calculated as a percentage of outstanding shares plus each Owners (or all Directors and Officers as a group) options to purchase Common Shares.

(3) Includes options granted to Mr. Clemens to purchase an additional 549,656 shares of the Company's Common Stock at a price of $.91 per share granted pursuant to the Amended and Restated Stock Option Agreement dated as of February 27, 1989, includes 550,000 shares of Series A Cumulative Convertible Preferred Stock purchased by Mr. Clemens on March 31, 1993 and also includes 550,000 options at $3.64 per share to purchase Series A Cumulative Convertible Preferred Stock granted to Mr. Clemens pursuant to a Stock Option Agreement dated April 1, 1993. Includes an option to purchase 8,333 shares of the Company's Common Stock at $8.75 per share. Mr. Clemens disclaims beneficial ownership of 616,000 shares of the Company's Common Stock given by him to The Mark Twain Trust in 1991 and 703,720 options to purchase additional shares of the Company's Common Stock owned by a partnership in which Mr. Clemens is a partner. Excludes shares of Series A Cumulative Convertible Preferred Stock which may be issued under the Option Contract. See Item 11. "Employment and Other Agreements". The Series A Cumulative Convertible Preferred Stock is voted on an as converted basis at the rate of 4 votes per share. Each share of Class A Common Stock is entitled to 4 votes and each share of Common Stock is entitled to 1 vote in connection with matters coming to a vote of the shareholders.

(4) Includes options granted to Mr. Clemens to purchase 550,000 shares of Series A Cumulative Convertible Preferred Stock at $3.64 per share. This does not include shares of Series A Cumulative Convertible Stock which may be issued under the Option Contract. See Item 11. "Employment and other Agreements".

(5) Includes stock purchase warrant to purchase 100,000 shares of the Company's Common Stock.

(6) Includes 16,500 shares of Series A Cumulative Convertible Preferred Stock. Includes shares owned beneficially by Mr. Beausang through the Butera, Beausang, Cohen & Brennan Employees' Pension Plan. Mr. Beausang disclaims beneficial ownership of all shares owned directly or beneficially by his wife, Deborah D. Beausang.

(7) Includes an option to purchase 8,333 shares of the Company's Common Stock.

(8) Mr. Bowles includes options to purchase 75,000 shares of the Company's Common Stock.

(9) Includes options to purchase 59,000 shares of the Company's Common Stock.

(10) Includes 5,500 shares of Series A Cumulative Convertible Preferred Stock. Includes an option to purchase 32,000 shares of the Company's Common Stock.

(11) Includes stock and options of all officers and directors to purchase an aggregate of 166,000 shares and 66,664 shares, respectively, and options granted to Mr. Clemens to (1) purchase an additional 549,676 shares of the Company's Common Stock at a price of $.91 per share granted pursuant to the Amended and Restated Stock Option Agreement dated as of February 27, 1989 and (2) purchase an additional 8,333 shares of the Company's Common Stock at $8.75 per share; includes 572,000 shares of Series A Cumulative Convertible Preferred Stock and also includes 550,000 options at $3.64 per share to purchase Series A Cumulative Convertible Preferred Stock granted to Mr. Clemens pursuant to a Stock Option Agreement dated as of April 1, 1993.

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

F-21

                Provident American Corporation and Subsidiaries
             Notes to Consolidated Financial Statements-(Continued)

       The Stock Option Plan for Executives ("Executive Plan") was amended and restated effective December 11, 1996 and authorizes the granting of options to purchase up to 3,850,000 shares of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), which are exercisable for up to ten years from the effective date of grant at a price of not less than the fair market value of the shares on the date of grant. No options were granted under the Executive Plan during 1996.

       Effective March 10, 1997 the Company agreed to grant Mr. Clemens an option (the "Option Contract"), to successively purchase up to 3,300,000 shares of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred"), which option or options will be granted upon any exercise by Mr. Clemens of any previously granted option to purchase Series A Preferred, and each subsequently granted option to purchase shares of Series A Preferred from time-to-time. The righs set forth in the Option Contract are limited as follows:
(1) the number of shares of Series A Preferred Stock issuable upon each exercise of the Option Contract shall be limited by the number of Series A Preferred which shall, as of the date of any such exercise, be authorized and unissued;
(2) the number of shares of Series A Preferred issuable upon the exercise of all of the Options granted to Mr. Clemens under the Option Contract and under a previously granted option to purchase 550,000 shares of Series A Preferred shall not in the aggregate exceed 3,850,000 shares of Series A Preferred; and (3) except upon the occurrence of a "change in control" (as defined in the Option Contract), Mr. Clemens shall not be permitted to exercise an option granted under the Option Contract (i) to purchase more than 550,00 shares of Series A Preferred in any six-month period, or (ii) the effect of which would be to permit Mr. Clemens to vote more than 55% of the number of shares of the Company's Common Stock owned by Mr. Clemens at such time. Upon the occurrence of a "change in control" of the Company, Mr. Clemens shall have the right to immediately exercise all options (3,850,000) to purchase shares of Series A Preferred, and the Company will make a loan to him in an amount equal to the aggregate exercise price of all options to purchase shares of Series A Preferred which Mr. Clemens may then be entitled to exercise, plus an amount equal to all federal and state income taxes incurred by Mr. Clemens in connection with the exercise (the "Loan"). The Loan shall be unsecured, and shall bear interest at the then applicable federal short-term rate, but not less than six (6%) percent per annum, with interest and principal due and payable in full five (5) years from the date of the Loan.

       Mr. Clemens has an option to purchase 549,656 shares of the Company's common stock at $.91 per share expiring from time to time between November 1999 through December 2002. Mr. Clemens also has an option to purchase up to 550,000 shares of Series A Cumulative Convertible Preferred Stock at $3.64 per share (fair market value at date of grant) exercisable on or before March 31, 2003. In addition, a partnership in which Mr. Clemens is a partner has an option to purchase 703,720 shares of the Company's common stock at $.91 per share expiring from time to time between November 1999 through December 2002.

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

       /s/ALVIN H. CLEMENS                                      April 17, 1997
----------------------------------------
Alvin H. Clemens, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

       /s/JAMES O. BOWLES                                       April 18, 1997
----------------------------------------
James O. Bowles, President and
Chief Operating Officer

       /s/ANTHONY R. VERDI                                      April 17, 1997
----------------------------------------
Anthony R. Verdi, Treasurer and
Chief Financial Officer
(Principal Financial Officer)
                                                                April 18, 1997
       /s/FRANCIS L.  GILLAN III
-----------------------------------------
Francis L. Gillan, III, Controller
(Chief Accounting Officer)

       /s/MICHAEL F. BEAUSANG                                   April 18, 1997
----------------------------------------
Michael F. Beausang, Jr., Director

       /s/VALERIE C. CLEMENS                                    April 17, 1997
----------------------------------------
Valerie C. Clemens, Director

       /s/HAROLD M. DAVIS                                       April 21, 1997
----------------------------------------
Harold M. Davis, Director

       /s/JOHN T. GILLIN                                        April 17, 1997
----------------------------------------
John T. Gillin, Director

       /s/HENRY  G. HAGER                                       April 24, 1997
----------------------------------------
Henry G. Hager, Director

*     /s/FREDERICK S. HAMMER                                    April 30, 1997
----------------------------------------
Frederick S. Hammer, Director

       /s/GEORGE W. KARR                                        April 21, 1997
----------------------------------------
George W. Karr, Jr., Director

       /s/P. GLENN MOYER                                        April 21, 1997
----------------------------------------
P. Glenn Moyer, Director

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