Form 10-Q
period 1997-03-31
PROVIDENT AMERICAN CORP
filed 1997-05-15
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended........................March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ___________________ to ___________________

            Commission file number...........................0-13591


                         PROVIDENT AMERICAN CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                   23-2214195
          --------------                                 ------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_ No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,106,960 shares of common stock, par value $.10, outstanding as of May 9, 1997.


                               Page 1 of 13 Pages

                         PROVIDENT AMERICAN CORPORATION


                                      INDEX



                                                                   Page No.
                                                                  ---------
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Statements of Operations                         3

         Consolidated Balance Sheets                                   4

         Consolidated Statements of Cash Flows                         5

         Notes to Condensed Consolidated Financial Statements          6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                         8


Part II. OTHER INFORMATION

         Items  1- 5                                                  12

         Reports on form 8-K                                          12

SIGNATURES                                                            13

Exhibit 11

Exhibit 27


                               Page 2 of 13 Pages

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Operations

(Dollars in thousands, except per share data)                                         3 Months Ended March 31,
                                                                                     1997                    1996
                                                                               -------------          --------------
Revenue:
Premium:       Accident and health, gross                                        $   18,255              $   11,658
               Life and annuity, gross                                                2,409                   2,961
                                                                               -------------          --------------
               Total gross premium                                                   20,664                  14,619
                                                                               -------------          --------------

               Accident and health reinsurance ceded                                  8,361                   5,142
               Life and annuity reinsurance ceded                                       145                      96
                                                                               -------------          --------------
               Total reinsurance ceded                                                8,506                   5,238
                                                                               -------------          --------------
               Net premium                                                           12,158                   9,381

Net investment income                                                                   923                     709
Realized gains on investments                                                           998                     130
Other revenue                                                                           500                     214
Litigation settlement, net of expenses                                                                       22,400
                                                                               -------------          --------------
             Total revenue                                                           14,579                  32,834
                                                                               -------------          --------------
Benefits and expenses:
         Death and other policy benefits:
             Life                                                                     1,588                   1,297
             Accident and health, net of reinsurance                                  6,172                   3,876
             Annuity and other                                                          229                     200
             Increase in liability for future policy benefits                           396                   2,078
    Depreciation and amortization of goodwill                                           150                      56
    Premium taxes, licenses and fees                                                    653                     477
    Commissions, net of ceding allowance and deferred acquisition costs                 440                   1,307
    Other operating expenses, net of deferred acquisition costs                       3,623                   2,706
    Amortization of deferred policy acquisition costs                                   369                      26
                                                                               -------------          --------------
             Total benefits and expenses                                             13,620                  12,023
                                                                               -------------          --------------
Income before income taxes                                                              959                  20,811

Provision for income taxes (benefit):
    Current                                                                            (525)                  5,350
    Deferred                                                                            669                     400
                                                                               -------------          --------------
             Total income taxes                                                         144                   5,750
                                                                               -------------          --------------
             Net income                                                                 815                  15,061
Dividends on preferred stock                                                             37                      83
                                                                               -------------          --------------
             Net income applicable to common stock                               $      778              $   14,978
                                                                               =============          ==============
             Income per share of common stock                                    $     0.07              $     1.41
                                                                               =============          ==============
Common shares and equivalents used in
         computing income per share                                                  11,587                  10,640

                                      See notes to condensed consolidated financial statements.

                               Page 3 of 13 Pages

                 Provident American Corporation and Subsidiaries
                           Consolidated Balance Sheets

(Dollars in thousands)                                                                         March 31,             December 31,
                                                                                                 1997                    1996
                                                                                            ----------------        ---------------
Assets
Investments:
      Bonds, amortized cost $57,153 and $55,258                                                 $55,780                 $54,985
      Equity securities, cost $1,773 and $3,901                                                   1,690                   4,930
      Real estate, at cost, less accumulated depreciation of $164 and $158                          936                     942
      Policy loans                                                                                  515                     526
      Other invested assets                                                                         564                     559
                                                                                            ----------------        ---------------
                         Total Investments                                                        59,485                 61,942
Cash and cash equivalents                                                                          4,331                  6,218
Premium due and uncollected                                                                        1,485                  1,318
Amounts due from reinsurers                                                                        9,697                  9,240
Loans receivable from officer and directors                                                          468                    461
Accrued investment income                                                                            895                    836
Federal income taxes recoverable                                                                     615                     90
Property and equipment, at cost, less accumulated depreciation of $1,345 and $1,261                4,786                  4,711
Deferred tax asset                                                                                                          154
Unamortized deferred policy acquisition costs                                                      5,271                  3,140
Goodwill                                                                                           3,100                  3,166
Other assets                                                                                       1,591                  1,778
                                                                                            ----------------        ---------------
                         Total Assets                                                            $91,724                $93,054
                                                                                            ================        ===============
Liabilities and Stockholders' Equity
Future policy benefits:
      Life                                                                                        38,818                 38,459
      Annuity and other                                                                            6,046                  6,354
Policy claims                                                                                     13,446                 15,438
Premium received in advance and unearned                                                           2,634                  2,348
Amounts due to reinsurers                                                                            818                    705
Accrued commissions and expenses                                                                   4,306                  4,179
Notes payable                                                                                        183                    298
Current income taxes                                                                                 957                    463
Deferred income taxes                                                                                194
Other liabilities                                                                                  2,842                  2,757
                                                                                            ----------------        ---------------
                         Total Liabilities                                                        70,244                 71,001
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $1: authorized 5,000,000 shares:
      Series A Cumulative Convertible, issued 580,250                                                580                    580
      Series B Cumulative Convertible, none issued
Common stock, par value $.10: authorized 25,000,000, issued 10,105,960 and 10,078,710              1,011                  1,008
Common stock, Class A, par value $.10: authorized 2,500,000, none issued
Additional paid-in capital                                                                        13,029                 12,945
Net unrealized depreciation of bonds                                                                (893)                  (177)
Net unrealized appreciation (depreciation) of equity securities                                      (54)                   668
Retained earnings                                                                                  7,883                  7,105
                                                                                            ----------------        ---------------
                                                                                                  21,556                 22,129
Less common stock held in treasury, at cost, 36,300 shares                                           (76)                   (76)
                                                                                            ----------------        ---------------
                         Total Stockholders' Equity                                               21,480                 22,053
                                                                                            ----------------        ---------------
                         Total Liabilities and Stockholders' Equity                              $91,724                $93,054
                                                                                            ================        ===============

                                      See notes to condensed consolidated financial statements.

                               Page 4 of 13 Pages

                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

(Dollars in thousands)                                                                3 Months Ended March 31,
                                                                                    1997                    1996
                                                                               ----------------        ----------------
OPERATING ACTIVITIES
   Net income                                                                  $       815              $    15,061
   Adjustments to reconcile net income
         to net cash from operating activities:
         Equity securities received from litigation settlement                                              (22,400)
         Change in future policy benefits and policy claims                         (1,641)                   2,487
         Change in premium due and uncollected and
             premium received in advance and unearned                                  119                      (17)
         Change in amounts due to/from reinsurers                                     (344)                  (1,600)
         Change in accrued investment income                                           (59)                      40
         Change in accrued commissions and expenses                                    127                      677
         Change in other assets, current and deferred
             income taxes and other liabilities                                      1,364                    5,172
         Depreciation and amortization                                                 158                       55
         Deferred policy acquisition costs, net                                     (2,131)                    (165)
         Net realized gain on investments                                             (998)                    (130)
                                                                               ----------------        ----------------
   Net cash from operating activities                                               (2,590)                    (820)
                                                                               ----------------        ----------------

INVESTING ACTIVITIES
    Purchases of bonds                                                              (3,530)                  (7,470)
    Purchases of equity securities and other investments                            (1,010)                    (155)
    Sale of bonds                                                                      796                    8,602
    Sale of equity securities                                                        4,086
    Maturity of investments and loans                                                  892                       86
    Acquisition of property and equipment                                             (159)
    Decrease in loans receivable                                                                                 19
    Increase in loans receivable from officer and directors                             (7)
                                                                               ----------------        ----------------
    Net cash from investing activities                                               1,068                    1,082
                                                                               ----------------        ----------------

FINANCING ACTIVITIES
    Deposits and interest credited to
        contractholder deposit funds                                                    84                     173
    Withdrawals from contractholder deposit funds                                     (384)                   (802)
    Issuance of common stock                                                            87                      33
    Dividends paid on preferred stock                                                  (37)                    (83)
    Repayment of note payable                                                         (115)                   (113)
                                                                               ----------------        ----------------
    Net cash from financing activities                                                (365)                   (792)
                                                                               ----------------        ----------------

    Decrease in cash and cash equivalents                                           (1,887)                   (530)
    Cash and cash equivalents, beginning of period                                   6,218                   2,162
                                                                               ----------------        ----------------
    Cash and cash equivalents, end of period                                   $     4,331              $    1,632
                                                                               ----------------        ----------------

Supplemental disclosure of cash flow information:
    Interest paid                                                              $          4             $       19
    Income taxes paid (refunded), net                                          $       (942)            $        1

                                      See notes to condensed consolidated financial statements.

                               Page 5 of 13 Pages

                 Provident American Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Dollars in thousands)

(1)  General

     The condensed consolidated financial statements included herein have been prepared by Provident American Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Certain prior year amounts have been reclassified to conform with the current presentation.

     The Company is a Pennsylvania corporation which was organized in 1982 and is regulated as an insurance holding company by the 42 states in which its principal insurance subsidiaries, Provident Indemnity Life Insurance Company ("PILIC") and Provident American Life and Health Insurance Company ("PALHIC"), both Pennsylvania stock life insurance companies, are licensed. The Company markets and underwrites group life and accident and health coverages as well as individual life insurance policies through independent agents and brokers. The Company's major line of combined group life and health business is written through several association groups and discretionary group trusts.


(2)  Bonds and Marketable Securities at Fair Market Value

     The Company has classified all of its debt and equity securities as "available-for-sale" and accordingly, at December 31, 1996, recorded as a separate component of stockholders' equity an unrealized gain amounting to approximately $756, net of $265 applicable to deferred federal income taxes. At March 31, 1997, the Company recorded an unrealized loss of $1,373 on bonds net of $480 applicable to deferred federal income taxes and an unrealized loss of $83 on equity securities, net of $29 applicable to deferred federal income taxes. The net effect on stockholders' equity as a result of this fair market value accounting method was to decrease stockholders' equity by $947 for the three months ended March 31, 1997. The cumulative change in aggregate fair market values of bonds is a direct result of the overall change in interest rates.

                               Page 6 of 13 Pages

(3)  Earnings per share of common stock

     Primary earnings per share has been computed by dividing net income applicable to common stock by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect in periods where there are earnings.

     Common shares and equivalents used in computing loss per share for 1996 have been restated to include 610,000 shares issued to acquire REF & Associates, Inc. in 1996 accounted for as a "Pooling of Interests."

(4)  Reinsurance Impact on Benefits and Expenses

     Accident and health policy benefits and Commissions are net of the following ceded reinsurance amounts:


                                                     3 Months Ended
                                                       March 31,
                                              1997                  1996
                                         ----------------      ----------------
      Accident and health benefits
      Gross before reinsurance ceded         $11,847               $7,431
      Reinsurance ceded                        5,675                3,555
                                         ----------------      ----------------
      Net of reinsurance                      $6,172               $3,876
                                         ================      ================

      Commissions
      Gross before reinsurance ceded          $3,193               $3,034
      Reinsurance ceded                        2,753                1,727
                                         ----------------      ----------------
      Net of reinsurance                        $440               $1,307
                                         ================      ================



(5)  Accounting standards not yet adopted:

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


                               Page 7 of 13 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

     For the three months ended March 31, 1997 (the quarter), the Company's Consolidated Statement of Operations was impacted by increasing sales, the assumption of approximately 3,500 in-force "HealthQuest" medical policies in May of 1996 and realized investment gains. Premium revenue increased as a result of sales growth and the HealthQuest policies. Net income applicable to common stock for the quarter was $0.8 million or $0.07 per share compared to $15.0 million ($1.41 per share) the three months ended March 31, 1996 (same quarter last year). Net income for the same quarter last year includes a $16.6 million litigation settlement, net of tax. Excluding the litigation settlement, the Company's Net income for the quarter improved from the same quarter last year due to realized gains on the sale of investments and lower expenses as a percentage of net earned premium.

     Accident and health gross premium was $18.3 million for the quarter compared to $11.7 million for the same quarter last year and Accident and health ceded premium was $8.4 million for the quarter as compared to $5.1 million for the same quarter last year with both increases a result of increased new business from "The Provident Solution" one-life managed-care health insurance product introduced in the fourth quarter of 1995 and premium related to the purchased HealthQuest book of business and new sales .

     At March 31, 1997 and 1996, annualized accident and health premium in force on small group and managed-care business amounted to $76.2 million and $47.8 million, respectively, consisting of approximately 41,000 and 23,000 certificate holders, respectively. The $28.4 million net increase in annualized premium resulted from new business issued of $57.0 million plus $6.5 million premium acquired as a result of the Healthquest Book, plus premium rate increases of approximately $8.5 million less lapses amounting to approximately $43.6 million.

     The group accident and health insurance annualized premium lapse ratios were 43.9% and 56.1% for the quarter and the same quarter last year, respectively. The group accident and health premium lapse ratios declined due to lower premium lapsation of the Company's newer managed care products in comparison to the Company's older indemnity health products. The Provident Solution and HealthQuest products make up 71% and 35% of annualized premium inforce as of March 31, 1997 and 1996, respectively.

     Life and annuity net premium, consisting primarily of group life and individual pre-need and final expense business, decreased $0.6 million, to $2.3 million for the quarter. Sales volume was insufficient to offset lapsation. The individual life insurance premium lapse ratios on an annualized basis for the three months ended March 31, 1997 and 1996 were 11.2% and 12.7%, respectively. The higher 1996 lapse ratio resulted primarily from an increase in the non-renewal of final expense policies.

     Net investment income was $0.9 million for the quarter, up $0.2 million from the same quarter last year due to increased bond investments. The gross average book yield on bond investments which accounted for 94% and 95% of total investments at March 31, 1997 and 1996, respectively increased from 6.3% at March 31, 1996, to 6.5% at March 31, 1997.

                               Page 8 of 13 Pages

     Accident and health policy benefits represent 62.4% of accident and health earned premium for the quarter compared to 59.5% for the same quarter last year. The increase in the loss ratio is the result of less first duration business where underwriting and policy provisions tend to produce loss ratios that are lower than subsequent durations.

     Increase in liability for future policy benefits of $0.4 million declined from $2.1 million from the same quarter last year in part due to a declining life premium volume and a non recurring charge in 1996 related the Company's recapture of reinsurance ceded on certain multi-pay pre-need life insurance policies of approximately $1 million.

     Commissions, net of ceding allowance and deferred acquisition costs of $0.4 million for the quarter declined from $1.3 million from the same quarter last year due to the deferral of acquisition cost related to the Company's managed care products in the quarter of $0.9 million and declining life commissions as a result of declining life premium. The Company commenced deferring acquisition costs in the third quarter of 1996 relating to managed care products. Prior to the third quarter of 1996, acquisition costs for all managed care products were expensed as incurred.

     Other expenses for the quarter of $3.6 million increased $0.9 million compared to $2.7 million for the same quarter last year due to increased policy administration expenses caused by increased new sales volume and policy administration expenses associated with the acquired HealthQuest book of business partially offset by managed care deferred policy acquisition costs. Deferred costs represent policy issue, underwriting and marketing costs. As previously discussed, the Company commenced deferring acquisition costs in the third quarter of 1996 relating to managed care products. Prior to the third quarter of 1996, acquisition costs for all managed care products were expensed as incurred.

     Total expenses excluding death and other policy benefits but including commissions, net of ceding allowance and deferred acquisition costs represents 43.1% of net premiums for the quarter which is down from 48.7% for the same quarter last year due to increased policy administration expenses caused by increased new sales volume and policy administration expenses associated with the acquired HealthQuest book of business more than offset by the deferral of managed care policy acquisition costs in the quarter with no corresponding deferral in the same quarter last year.

Liquidity and Capital Resources

     A major objective of the Company is to maintain sufficient liquidity to fund growth, fulfill statutory requirements and meet all cash requirements with Cash and short term equivalents plus funds generated from the cash flow from operations. The primary sources of cash are premiums and investment income. The primary uses of cash are operating costs and benefit payments to policyholders. The Company anticipates that it will continue to fund surrenders and benefit payments through cash flow of normal operations, scheduled investment maturities and interest income. Excess cash flow from operations is transferred to the investment portfolio where it is available for investment and future cash needs.

                          Page 9 of 13 Pages

     For the three months ended March 31, 1997 (the quarter), total cash and cash equivalents decreased by approximately $1.9 million of which $2.6 million was used by operating activities primarily due to the settlement of pending accident and health benefit payments incurred in prior periods and increased acquisition costs as a result of increased sales volume. The sales growth of the Company's managed care products exceeded the Company's claim processing capacity during 1996. The Company recently increased its claim payment capacity through both increased staffing and outsourcing in order to reduce the backlog of pending health claims resulting in high claim payment activity during the quarter. The Company maintained a level of liquidity in anticipation of the reduction of pending health claims during 1997.

     $1.1 million was provided by net sales of investments (primarily Loewen stock).

     Management believes, under its present assessment of the Company's insurance operations, that the Company has sufficient liquidity and capital to meet the Company's short-term and long-term financial commitments. At March 31, 1997, the Company had stockholders' equity of $21.5 million with total assets of $91.7 million. Total assets included cash and investments carried at market value of $63.8 million which consisted of $55.8 million in bonds issued by the U.S. Government or government agencies, public utilities and other corporations, $1.7 million of equity securities, $2.0 million invested in policy loans, real estate and other invested assets and $4.3 million in cash and cash equivalents. The $55.8 million of bonds are investment-grade securities ranging in maturity from one to twenty-nine years.

     Because of the long-term nature of its life insurance and annuity contracts, the Company expects to hold its bonds to maturity. However, all bonds are considered to be "available-for-sale" and in order to maximize investment income, Company policy presently is to purchase medium-term U.S. Treasury and government agency bonds, rather than purchasing short-term securities, which would provide for anticipated maturities up to ten years. This policy necessitates periodic sales of securities prior to maturity when cash flow from operations is not sufficient to meet current obligations. Changes in net unrealized depreciation of bonds from December 31, 1996 to March 31, 1997 are due to changes in interest rates.

     The sale of life insurance policies requires substantial capital due to acquisition costs incurred in the initial year of issuance and the necessity to maintain sufficient surplus levels for regulatory purposes. In general, the Company anticipates meeting these demands from premiums on new business, investment income and income from current business in force.

                          Page 10 of 13 Pages

     The statutory capital and surplus of PILIC, which includes amounts related to its subsidiary PALHIC, was $12.3 million at March 31, 1997, which includes the benefits of certain permitted practices. The minimum statutory capital and surplus requirement for life insurance companies domiciled in Pennsylvania is currently $1,650. At December 31, 1996, PILIC calculated its "Risk Based Capital" utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate PILIC's adjusted capital, amounting to approximately $14.8 million, exceeded the Company Action Level amount required by approximately $8.3 million. PALHIC's results of this computation indicate its adjusted capital, amounting to approximately $5.4 million, exceeded the Company Action Level amount required by approximately $5.3 million. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurer's business. This formula is the primary measurement as to the adequacy of total capital and surplus of life insurance companies. Administrative rules and legal restrictions of state insurance departments presently prevent payment of dividends by PILIC and PALHIC to their respective parent companies without regulatory approval.

Other

     The Company anticipates spending in 1997 approximately $2.5 million for an approximately 18,000-square-foot addition to the Company's principal office located in Norristown, Pennsylvania. Construction began in the second quarter of 1997 with completion anticipated in the third quarter of 1997.

                          Page 11 of 13 Pages

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.

                Not applicable.

Item 2.         Change in Securities.

                Not applicable.

Item 3.         Defaults Upon Senior Securities.

                Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders.

                Not applicable.

Item 5.         Other Information.

                Not applicable.

Item 6.         Exhibits and Reports on Form 8-K.

                (a)    Exhibits:

                (b)    Reports on Form 8-K:

   No reports of Form 8-K were filed during the quarter ended March 31, 1997.


                          Page 12 of 13 Pages

                                    Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                            Provident American Corporation



                            By: /s/ Alvin H. Clemens
                            ----------------------------------------------------
                            Alvin H. Clemens, Chairman of the Board of Directors and CEO



                            By: /s/ James O. Bowles
                            ----------------------------------------------------
                            James O. Bowles, President



                            By: /s/ Anthony R. Verdi
                            ----------------------------------------------------
                            Anthony R. Verdi, Treasurer and
                            Chief Financial Officer







Date: May 12, 1997
                               Page 13 of 13 Pages