Form 10-Q
period 1997-06-30
PROVIDENT AMERICAN CORP
filed 1997-08-14
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended.........June 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from....to.....

                    Commission file number........... 0-13591


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,108,610 shares of common stock, par value $.10, outstanding as of August 8, 1997.

                         PROVIDENT AMERICAN CORPORATION


                                      INDEX



                                                                   Page No.
                                                                   --------
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Statements of Operations                        3

         Consolidated Balance Sheets                                  4

         Consolidated Statements of Cash Flows                        5

         Notes to Condensed Consolidated Financial Statements         6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                        10


Part II. OTHER INFORMATION

         Items  1- 5                                                 17

         Reports on Form 8-K                                         18

SIGNATURES                                                           19

Exhibit 11

Exhibit 27

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

                Provident American Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                  (UNAUDITED)

(Dollars in thousands except per share data)                     3 Months Ended June 30,       6 Months Ended June 30,
                                                                  1997            1996          1997            1996
                                                                 ------          ------        ------          ------
Revenue:
Premium:  Accident and health, gross                            $20,083         $13,706       $38,338          $25,364
          Life and annuity, gross                                 2,437           2,895         4,846            5,856
                                                                -------         -------       -------          -------
          Total gross premium                                    22,520          16,601        43,184           31,220
                                                                -------         -------       -------          -------
          Accident and health reinsurance ceded                   9,390           6,074        17,751           11,216
          Life and annuity reinsurance ceded                        133          (2,318)          278           (2,222)
                                                                -------         -------       -------          -------
          Total Reinsurance ceded                                 9,523           3,756        18,029            8,994
                                                                -------         -------       -------          -------
          Net premium                                            12,997          12,845        25,155           22,226

Net investment income                                               843             771         1,766            1,480
Realized gains (losses) on investments                              (68)           (101)          930               29
Other revenue                                                       656             238         1,156              452
Litigation settlement, net of expenses                                                                          22,400
                                                                -------         -------       -------          -------
          Total revenue                                          14,428          13,753        29,007           46,587
                                                                -------         -------       -------          -------

Benefits and expenses:
    Death and other policy benefits:
          Life                                                    1,434           1,203         3,022            2,500
          Accident and health, net of reinsurance                12,834           4,607        19,006            8,483
          Annuity and other                                         160             (24)          389              176
          Increase in liability for future policy benefits          624           3,305         1,020            5,383
    Depreciation and amortization of goodwill                       146              89           296              145
    Commissions, net of ceding allowance and
          deferred acquisition costs                              1,696           3,070         3,239            4,931
    Other operating expenses, net of ceding allowance
          and deferred acquisition costs                          4,277           2,591         7,450            5,220
    Amortization of deferred policy acquisition costs             2,650              26         3,019               52
                                                                -------         -------       -------          -------
          Total benefits and expenses                            23,821          14,867        37,441           26,890
                                                                -------         -------       -------          -------
Income (loss) before income taxes                                (9,393)         (1,114)       (8,434)          19,697

Provision for income taxes (benefit):
    Current                                                      (2,871)           (450)       (3,396)           4,900
    Deferred                                                       (835)                         (166)             400
                                                                -------         -------       -------          -------
          Total income taxes                                     (3,706)           (450)       (3,562)           5,300
                                                                -------         -------       -------          -------
          Net income (loss)                                      (5,687)           (664)       (4,872)          14,397
Dividends on preferred stock                                         37              37            74              120
                                                                -------         -------       -------          -------
          Net income (loss) applicable to common stock          ($5,724)          ($701)      ($4,946)         $14,277
                                                                =======         =======       =======          =======
          Income (loss) per share of common stock                ($0.57)         ($0.07)       ($0.49)           $1.30
                                                                =======         =======       =======          =======
Common shares and equivalents used in
    computing income (loss) per share                            10,071           9,435        10,068           10,984

                  See notes to condensed financial statements.


                               Page 3 of 19 Pages

                Provident American Corporation and Subsidiaries
                          Consolidated Balance Sheets

                                                                                             UNAUDITED
(Dollars in thousands)                                                                        June 30,     December 31,
                                                                                                1997          1996
                                                                                             ----------    -----------
Assets
------
Investments:
    Bonds, amortized cost $51,202 and $55,258                                                 $50,752        $54,985
    Equity securities, cost $1,437 and $3,901                                                   1,100          4,930
    Real estate, at cost, less accumulated depreciation of $170 and $158                          930            942
    Policy loans                                                                                  520            526
    Other invested assets                                                                         550            559
                                                                                              -------        -------
              Total Investments                                                                53,852         61,942
Cash and cash equivalents                                                                       7,130          6,218
Premium due and uncollected                                                                     1,679          1,318
Amounts due from reinsurers                                                                    14,192          9,240
Loans receivable from officer, director and stockholder                                         1,205            461
Accrued investment income                                                                         788            836
Federal income taxes recoverable                                                                2,585             90
Property and equipment, at cost, less accumulated depreciation of $1,447 and $1,261             5,564          4,711
Deferred tax asset                                                                                860            154
Unamortized deferred policy acquisition costs                                                   4,604          3,140
Goodwill                                                                                        3,049          3,166
Other assets                                                                                    1,214          1,778
                                                                                              -------        -------
              Total Assets                                                                    $96,722        $93,054
                                                                                              =======        =======
Liabilities and Stockholders' Equity
------------------------------------
Future policy benefits:
    Life                                                                                       39,548         38,459
    Annuity and other                                                                           5,846          6,354
Policy claims                                                                                  24,027         15,438
Premium received in advance and unearned                                                        2,779          2,348
Amounts due to reinsurers                                                                       1,177            705
Accrued commissions and expenses                                                                4,049          4,179
Notes payable                                                                                      69            298
Current income taxes                                                                                             463
Other liabilities                                                                               3,025          2,757
                                                                                              -------        -------
              Total Liabilities                                                                80,520         71,001
Commitments and Contingencies
Stockholders' Equity
--------------------
Preferred stock, par value $1: authorized 5,000,000 shares:
    Series A Cumulative Convertible, issued 580,250                                               580            580
    Series B Cumulative Convertible, none issued
Common stock, par value $.10: authorized 25,000,000, issued 10,108,610 and 10,078,710           1,011          1,008
Common stock, Class A, par value $.10: authorized 2,500,000, none issued
Additional paid-in capital                                                                     13,039         12,945
Net unrealized depreciation of bonds                                                             (292)          (177)
Net unrealized appreciation (depreciation) of equity securities                                  (219)           688
Retained earnings                                                                               2,159          7,105
                                                                                              -------        -------
                                                                                               16,278         22,129
Less common stock held in treasury, at cost, 36,300 shares                                        (76)           (76)
                                                                                              -------        -------
              Total Stockholders' Equity                                                       16,202         22,053
                                                                                              -------        -------
              Total Liabilities and Stockholders' Equity                                      $96,722        $93,054
                                                                                              =======        =======

           See notes to condensed consolidated financial statements.



                               Page 4 of 19 Pages

                Provident American Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                   UNAUDITED

(Dollars in thousands)                                                 6 Months Ended June 30,
                                                                        1997             1996
                                                                       ------           ------
OPERATING ACTIVITIES
  Net income (loss)                                                   $(4,871)         $14,397
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
    Equity securities received from litigation settlement                              (19,400)
    Change in future policy benefits and policy claims                  9,582            5,509
    Change in premium due and uncollected and
      premium received in advance and unearned                             70             (151)
    Change in amounts due to/from reinsurers                           (4,480)          (2,626)
    Change in accrued investment income                                    48              (81)
    Change in accrued commissions and expenses                           (130)           1,115
    Change in other assets, current and deferred
      income taxes and other liabilities                               (2,291)           5,076
    Depreciation and amortization                                         322              147
    Depreciation policy acquisition costs, net                         (1,464)            (289)
    Net realized gain on investments                                     (930)             (29)
                                                                      -------          -------
  Net cash from operating activities                                   (4,144)           3,668
                                                                      -------          -------
INVESTING ACTIVITIES
  Purchases of bonds                                                   (4,253)         (13,262)
  Purchases of equity securities and other investments                 (1,018)            (155)
  Sale of bonds                                                         6,696           14,471
  Sale of equity securities                                             4,439
  Maturity of investments and loans                                     1,593              444
  Acquisition of property and equipment                                (1,039)            (179)
  Increase in loans receivable from officer, director and
    stockholder                                                          (744)            (440)
  Acquisition of business, net of cash acquired                                         (4,486)
                                                                      -------          -------
  Net cash from investing activities                                    5,674           (3,607)
                                                                      -------          -------
FINANCING ACTIVITIES
  Deposits and interest credited to
    contractholder deposit funds                                          176              231
  Withdrawals from contractholder deposit funds                          (588)          (1,118)
  Issuance of common stock                                                 97              747
  Dividends paid on preferred stock                                       (74)            (120)
  Repayment of note payable                                              (229)            (225)
                                                                      -------          -------
  Net cash from financing activities                                     (618)            (485)
                                                                      -------          -------
  Increase (decrease) in cash and cash equivalents                        912             (424)
  Cash and cash equivalents, beginning of period                        6,218            2,162
                                                                      -------          -------
  Cash and cash equivalents, end of period                            $ 7,130          $ 1,738
                                                                      -------          -------
Supplemental disclosure of cash flow information:
  Interest paid                                                       $    27          $    34
  Income taxes paid (refunded), net                                   $  (477)         $     1

           See notes to condensed consolidated financial statements.

                               Page 5 of 19 Pages

                 Provident American Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in thousands)

(1)     General

        The condensed consolidated financial statements included herein have been prepared by Provident American Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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


 (2)    Bonds and Marketable Securities at Fair Market Value

        The Company has classified all of its debt and equity securities as "available-for-sale" and accordingly, at December 31, 1996, recorded as a separate component of stockholders' equity an unrealized gain amounting to approximately $756, net of $265 applicable to deferred federal income taxes. At June 30, 1997, the Company recorded an unrealized loss of $450 on bonds net of $158 applicable to deferred federal income taxes and an unrealized loss of $337 on equity securities, net of $118 applicable to deferred federal income taxes. The net effect on stockholders' equity as a result of this fair market value accounting method was to decrease stockholders' equity by $511 at June 30, 1997. The cumulative change in aggregate fair market values of bonds is a direct result of the overall change in interest rates.

                               Page 6 of 19 Pages

(3)     Earnings (Loss) Per Share of Common Stock

        Primary earnings (loss) per share has been computed by dividing net income applicable to common stock by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect in periods where there are earnings.

        Common shares and equivalents used in computing earnings (loss) per share for 1996 have been restated to include 610,000 shares issued to acquire REF & Associates, Inc. in 1996 accounted for as a "Pooling of Interests."

(4)     Reinsurance and Deferred Acquisition Cost Impact on Benefits and
        Expenses

        Accident and health policy benefits, commissions other operating expenses and are net of the following ceded reinsurance and deferred acquisition cost amounts:

                                                  3 Months Ended               6 Months Ended
                                                      June 30,                     June 30,
                                                  1997         1996            1997         1996
                                                 ------       ------          ------       ------
Accident and health benefits
----------------------------
Gross before reinsurance ceded                  $24,825       $8,844          $36,672      $16,275
Less reinsurance ceded                           11,991        4,237           17,666        7,792
                                                -------       ------          -------      -------
Net of reinsurance                              $12,834       $4,607          $19,006      $ 8,483
                                                =======       ======          =======      =======

Commissions
-----------
Gross before reinsurance ceded                  $ 4,549       $4,209          $ 8,640      $ 7,460
Less reinsurance ceded                            1,785          989            3,435        2,188
Less deferred acquisition costs                   1,068          150            1,966          341
                                                -------       ------          -------      -------
Net                                             $ 1,696       $3,070          $ 3,239      $ 4,931
                                                =======       ======          =======      =======

Other operating expenses
------------------------
Gross before reinsurance ceded                  $ 6,437       $3,730          $12,315      $ 6,887
Less reinsurance ceded                            1,245        1,139            2,348        1,667
Less deferred acquisition costs                     915                         2,517
                                                -------       ------          -------      -------
Net                                             $ 4,277       $2,591          $ 7,450      $ 5,220
                                                =======       ======          =======      =======


                               Page 7 of 19 Pages

(5)         Loans Receivable from Officer, Director and Shareholder

        During 1996 the Company made a loan of $300 to Mr. Clemens, Chairman of the Board and Chief Executive Officer of the Company, collateralized by 100,000 shares of the Company's Common Stock owned by Mr. Clemens and represented by a promissory note which is repayable, together with interest at a rate of 5.33% per annum, on or before April 8, 1999. During the second quarter of 1997, the Company increased the principal amount of the note to Mr. Clemens by an additional $300, bringing the principal balance to $600. Collateral was increased by an additional 20,000 shares of the Company's Common Stock owned by Mr. Clemens. The entire principal balance and interest is due and payable on April 8, 1999. The interest was 5.33% through April 7, 1997, and increased to 5.75% per annum thereafter.

        During 1996 the Company made a loan of $140 to John T. Gillin, a Director of the Company, collateralized by 15,000 shares of the Company's Common Stock owned by Mr. Gillin and represented by a promissory note which was repayable, together with interest at a rate of 8.5% per annum. During the second quarter of 1997 the promissory note with Mr. Gillin was amended. The principal amount was increased to $156 to include the accrued interest as of June 30, 1997. The interest rate was increased to 8.75% effective July 1, 1997. Collateral was increased to include options to purchase 25,000 shares of the Company's Common Stock at a price of $8.75 owned by Mr. Gillin. Interest is payable quarterly on September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998. Commencing on July 31, 1998, for a period of 60 months, Mr. Gillin shall make equal payments of $3 to the Company representing principal and interest.

        During the second quarter of 1997, the Company made a loan of $422 to Richard E. Field, a consultant to and shareholder of the Company, collateralized by Mr. Field's consulting agreement with the Company, and represented by a promissory note which is repayable with interest at the prime rate plus one percent and payable on demand.

(5)      Accounting Standards Not Yet Adopted

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


                               Page 8 of 19 Pages

(7)      Investment Considerations

        In analyzing whether to make, or continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, a copy of which can be obtained from Anthony R. Verdi, Chief Financial Officer of Provident American Corporation.

(8)      Forward-looking Statements

        The information contained in the Quarterly Report on form 10-Q for the quarter ended June 30, 1997 contains forward-looking statements (as such term is defined under Section 21E of the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends, management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

        Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, are discussed in the Company's Annual Report on Form on 10-K for the year ended December 31, 1996.

                               Page 9 of 19 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

        For the three months ended June 30, 1997 (the second quarter), the Company's Consolidated Statement of Operations was adversely impacted by increased accident and health benefits expense and expensing certain policy acquisition and product development costs. The Company's net loss applicable to common stock for the second quarter was $5.7 million or $0.57 per share compared to a net loss of $0.7 million ($0.07 per share) for the three months ended June 30, 1996 (same quarter last year). The Company's net loss in the second quarter included $3 million of accident and health policy benefits expense net of reinsurance related to prior periods ($4.6 million pre-tax, net of reinsurance), $1.3 million additional amortization of deferred policy acquisition costs ($2 million pre-tax) and $0.3 million of costs related to the start-up of a new individual-life product line ($0.5 million pre-tax).

        Accident and health gross premium was $20.1 million for the second quarter compared to $13.7 million for the same quarter last year and accident and health ceded premium was $9.4 million for the second quarter as compared to $6.1 million for the same quarter last year. Both increases resulted from increased new business related to "The Provident Solution" one-life managed-care health insurance product introduced in the fourth quarter of 1995 and premium related to the purchased HealthQuest book of business and new managed care product sales. The Company purchased via an assumption reinsurance agreement approximately 3,500 in-force "HealthQuest" medical policies in May of 1996.

        Life and annuity gross premium, consisting primarily of group life and individual pre-need and final expense business was $2.4 million for the second quarter and declined from $2.9 million for the same quarter last year due to reduced sales volume.

        Net investment income was $0.8 million for the second quarter compared to $0.8 million for the same quarter last year. The nominal increase in investment income in the second quarter related to increased bond investments over the same quarter last year.

        Other revenue was $0.7 million for the second quarter which increased from $0.2 million from the same quarter last year primarily due to fee income from NIA acquired in May 1996 along with the HealthQuest business.


                              Page 10 of 19 Pages

        Accident and health policy benefits net of reinsurance represented 120% of net accident and health earned premium for the second quarter compared to 60% for the same quarter last year. Accident and health policy benefits included a $4.6 million increase to prior period reserves based on management's anticipation of greater-than-expected loss experience in the Company's one-life managed-care products. Excluding the prior-period reserve increase, accident and health policy benefits for the second quarter represent 78% of accident and health earned premium. Based on the Company's current assessment of loss experience, the Company estimates accident and health policy benefits for the same quarter last year at 70% of accident and health earned premium. Excluding the prior-period reserve increase, the increase in the ratio was due to the diminished effect of underwriting and pre-existing exclusion policy provisions as the business sold during 1995 and 1996 ages. Policy benefits tend to be lower during the first year a policy is inforce where underwriting and policy provisions tend to produce loss ratios that are lower than business greater than one-year inforce.

        Recent analysis of actual payment patterns indicated higher-than-expected policy benefit expense for managed-care plans. This resulted primarily from increased frequency of doctor visits coupled with more procedures such as x-rays and lab work performed on an outpatient basis and a greater differential between in- and out-of-network doctor and hospital charges. The Company has begun implementing more aggressive price increases for lower-deductible plans for new and renewal business and plans on enhancing managed-care plan design initiatives by providing for greater penalties when policyholders utilize doctors and hospitals outside the HealthCare COMPARE network. The Company plans on implementing this enhanced product design during the fourth quarter of this year. Although the Company believes that the combination of more aggressive rate action and enhanced product design will reduce policy benefit expense in the long term, they will have minimum impact on results from operations during the second half of 1997.

        Increase in liability for future policy benefits of $0.6 million declined from $3.3 million from the same quarter last year primarily due to a non-recurring charge in 1996 related the Company's recapture of reinsurance ceded on certain multi-pay pre-need life insurance policies.

        Commissions, net of ceding allowance and deferred acquisition costs of $1.7 million for the second quarter declined from $3.1 million from the same quarter last year due to the deferral of policy acquisition costs and declining life commissions as a result of declining life premium. The Company commenced deferring excess first year commissions as policy acquisition costs in the third quarter of 1996 relating to one-life managed-care products. Prior to the third quarter of 1996, excess first year commissions for all managed-care products were expensed as incurred.

                              Page 11 of 19 Pages

        Other operating expenses, net of ceding allowance and deferred acquisition costs for the second quarter of $4.3 million increased compared to $2.6 million for the same quarter last year due to $0.5 million of costs related to the start-up of a new individual-life product line and increased policy administration expenses caused by increased new sales volume and policy administration expenses associated with the acquired HealthQuest book of business. Partially offsetting the increased costs was the deferral of $0.9 million of managed-care policy acquisition costs. Deferred costs represent policy issue, underwriting and certain marketing costs. Prior to the third quarter of 1996, policy issue, underwriting and marketing costs for all managed-care products were expensed as incurred.

        Other operating expenses, net of ceding allowance and acquisition costs for the second quarter excluding the start-up costs related to a new individual-life product line represents 29% of net premiums for the second quarter compared to 20% for the same quarter last year due to increased policy administration expenses. The Company insourced its group health policy and claims processing effective June 1996 due to the third-party administrator's inability to honor pricing and performance commitments. The Company has incurred additional cost to improve customer service levels and reduce claims backlog. The Company continues to evaluate alternatives to improve both cost efficiency and service effectiveness of its group health policy and claims processing.

        Amortization of deferred policy acquisition costs for the second quarter of $2.7 million increased from the same quarter last year as a result of amortization of policy acquisition costs relating to managed-care products. The second quarter included approximately $2 million of additional amortization expense reflecting a reduction of unamortized managed care policy acquisition costs due to the estimated future profitability of those products. Increased lapsation over current levels or future unprofitability in managed care and certain life products could result in an increase in the amortization rate of deferred acquisition costs ("DAC"), which would adversely impact future earnings. Prior to the third quarter of 1996, DAC for all managed-care products was expensed as incurred.

        For the six months ended June 30, 1997 (current year), the Company's Consolidated Statement of Operations was adversely impacted by increased accident and health benefits expense and expensing certain policy acquisition and product development costs. The Company's net loss applicable to common stock for the current year was $4.9 million or $0.49 per share compared to net income of $14.3 million ($1.30 per share) for the six months ended June 30, 1996 (prior year). The Company's net loss in the current year includes approximately $2 million of accident and health policy benefits expense net of reinsurance related to prior periods ($3 million pre-tax, net of reinsurance), $1.3 million additional amortization of deferred policy acquisition costs ($2 million pre-tax) and $0.3 million of costs related to the start-up of a new individual-life product line ($0.5 million pre-tax). Net income for the prior year includes a $16.6 million litigation settlement, net of tax.

        Accident and health gross premium was $38.3 million compared to $25.4 million and accident and health ceded premium was $17.8 million as compared to $11.2 million for the current and prior year, respectively. The increases were the result of increased new business from "The Provident Solution" one-life managed-care health insurance product introduced in the fourth quarter of 1995 and premium related to the purchased HealthQuest book of business and new sales.

                              Page 12 of 19 Pages

        At June 30, 1997 and 1996, annualized accident and health premium in force on small group and managed-care business [OBJECT OMITTED] million and $59 million, respectively, consisting of approximately 43,000 and 30,000 certificateholders, respectively. The $22.8 million net increase in annualized premium resulted from new business issued of $59.7 million plus premium rate increases of approximately $22.3 million less lapses amounting to approximately $59.2 million. The small group and managed-care business annualized premium lapse ratios were 42% and 40% for 12 months ended June 30 1997 and 1996, respectively. "The Provident Solution" and HealthQuest products comprised 76% and 51% of annualized premium in force as of June 30, 1997 and 1996, respectively

        Life and annuity net premium, consisting primarily of group life and individual pre-need and final expense business was $4.7 million for the current year and declined from $8.1 million for the prior year due to reduced sales volume.

        Net investment income was $1.8 million for the current year compared to $1.5 million for the prior year. The increase in investment income related to increased bond investments over the prior year. The gross average book yield on bond investments, which accounted for 94% and 65% of total investments at June 30, 1997 and 1996, respectively, decreased slightly from 6.6% at June 30, 1996, to 6.4% at June 30, 1997. Realized gains in the current quarter related to the sale of Loewen stock acquired as a result of litigation.

        Accident and health policy benefits represented 92% of accident and health earned premium for the current year compared to 60% for the prior year. Current year accident and health policy benefits included a $3 million increase to prior year reserves (net of reinsurance) due to management's anticipation of greater-than-expected health policy benefits in the Company's one-life managed-care products. Excluding the prior-period reserve increase, accident and health policy benefits for the current year represented 78% of accident and health earned premium. Based on the Company's current assessment of loss experience, the Company estimates accident and health policy benefits for the prior year at 68% of accident and health earned premium. Excluding the prior-period reserve increase, the increase in the ratio was due to the diminished effect of underwriting and pre-existing exclusion policy provisions as the business sold during 1995 and 1996 ages.

        Increase in liability for future policy benefits of $1 million in the current year declined from $5.4 million from the prior year primarily due to a non-recurring charge in 1996 related to the Company's recapture of reinsurance ceded on certain multi-pay pre-need life insurance policies.

        Commissions, net of ceding allowance and deferred acquisition costs of $3.2 million for the current year declined from $4.9 million for the prior year due to the deferral of acquisition costs related to the Company's one-life managed-care products in the current year of $1.9 million and declining life commissions as a result of declining life premiums.

                              Page 13 of 19 Pages

        Amortization of deferred policy acquisition costs for the current year of $3 million increased from the prior year as a result of the Company's deferral and amortization of policy acquisition costs relating to managed-care products. The current year included approximately $2 million of additional amortization expense reflecting a reduction of unamortized managed care policy acquisition costs to the estimated future profitability of those products.

        Other operating expenses, net of ceding allowance and acquisition costs for the current year of $7.5 million increased compared to $5.2 million for the prior year due to $0.5 million of costs related to the start-up of a new individual-life product line and increased policy administration expenses caused by increased new sales volume and policy administration expenses associated with the acquired HealthQuest book of business. Partially offsetting the increased costs was the deferral of managed-care policy acquisition costs.

        Other operating expenses, net of ceding allowance and acquisition costs for the current year excluding start-up costs related to a new individual-life product line represents 32% of net premiums for the current year which increased from 23% for the same quarter last year due to the Company's decision to insource its group health policy and claims processing effective June 1996. The Company's decision was based on the third-party administrator's inability to honor pricing and performance agreements.

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

        For the six months ended June 30, 1997, total cash and cash equivalents increased by approximately $0.9 million, of which $5.7 million was provided by investing activities, primarily the sale of Loewen stock, and $4.1 million was used by operating activities, primarily the settlement of pending accident and health benefit payments incurred in prior periods and increased acquisition costs as a result of increased sales volume. The sales growth of the Company's managed-care products exceeded the Company's claim processing capacity during 1996. The Company increased its claim payment capacity through both increased staffing and outsourcing in order to reduce the backlog of pending health claims resulting in high claim payment activity during 1997. The Company maintained an appropriate level of liquidity in anticipation of the reduction of pending health claims.

                              Page 14 of 19 Pages

        Amounts due from reinsurers increased as a result of increased ceded group health policy claim reserves. These amounts are payable by the reinsurer to the Company as group health claims are paid by the Company to policyholders.

        Acquisition of Property and Equipment during the year primarily represent construction progress payments for an approximately 18,000-square-foot addition to the Company's principal office located in Norristown, Pennsylvania. Construction began in the second quarter of 1997 with completion anticipated in the third quarter of 1997 at a cost of approximately $2 million.

        Management believes, under its present assessment of the Company's insurance operations, that the Company has sufficient liquidity and capital to meet the Company's short-term and long-term financial commitments. At June 30, 1997, the Company had stockholders' equity of $16.2 million with total assets of $97.7 million. Total assets included cash and investments carried at market value of $61 million which consisted of $50.8 million in bonds issued by the U.S. Government or government agencies, public utilities and other corporations, $1.1 million of equity securities, $2.0 million invested in policy loans, real estate and other invested assets and $7.1 million in cash and cash equivalents. The Company's bond investments are investment-grade securities ranging in maturity from one to twenty-nine years.

        Because of the long-term nature of its life insurance and annuity contracts, the Company expects to hold its bonds to maturity. However, all bonds are considered to be "available-for-sale" and in order to maximize investment income, Company policy presently is to purchase medium-term U.S. Treasury and government agency bonds, rather than purchasing short-term securities, which would provide for anticipated maturities up to ten years. This policy necessitates periodic sales of securities prior to maturity when cash flow from operations is not sufficient to meet current obligations. Changes in net unrealized depreciation of bonds from December 31, 1996, to June 30, 1997, was due to changes in interest rates.

        The sale of life insurance policies requires substantial capital due to acquisition costs incurred in the initial year of issuance and the necessity to maintain sufficient surplus levels for regulatory purposes. In general, the Company anticipates meeting these demands from premiums on new business, investment income and income from current business in force.

                              Page 15 of 19 Pages

        The statutory capital and surplus of PILIC, which includes amounts related to its subsidiary, PALHIC, was $12.1 million at June 30, 1997, which includes the benefits of certain permitted practices. The minimum statutory capital and surplus requirement for life insurance companies domiciled in Pennsylvania is currently $1.7 million. At December 31, 1996, PILIC calculated its "Risk Based Capital" utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate PILIC's adjusted capital, amounting to approximately $14.8 million, exceeded the Company Action Level amount required by approximately $8.3 million. PALHIC's results of this computation indicate its adjusted capital, amounting to approximately $5.4 million, exceeded the Company Action Level amount required by approximately $5.3 million. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurer's business. This formula is the primary measurement as to the adequacy of total capital and surplus of life insurance companies. Administrative rules and legal restrictions of state insurance departments presently prevent payment of dividends by PILIC and PALHIC to their respective parent companies without regulatory approval.




                              Page 16 of 19 Pages

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.

                Not applicable.

Item 2.         Change in Securities.

                Not applicable.

Item 3.         Defaults Upon Senior Securities.

                Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders.

                       The annual meeting of shareholders was held on June 17,
                1997 at which time the following proposals were voted upon.

                       The following 9 candidates received the highest number of
                votes and were, accordingly elected directors of the Company:
                Alvin H. Clemens - 8,690,617, Michael F. Beausang, Jr. - 8,690,617, Valerie C. Clemens - 8,684,311, Harold M. Davis - 8,691,617, John T. Gillin - 8,690,117, Henry G. Hager -
                8,691,617, Frederick S. Hammer - 8,691,617, George W. Karr, Jr.
                - 8,691,617, P. Glenn Moyer - 8,691,617.

                       The ratification of the appointment of Coopers & Lybrand
                L.L.P. as the independent public accountants for the Company for its 1997 fiscal year received the following votes; approved 10,813,829, disapproved 118,108, abstained 4,945.

                       The ratification and approval of the Company's 1996
                Employee Incentive Stock Option Plan as more fully described in the Company's Proxy Statement received the following votes; approved 8,064,837, disapproved 423,757 abstained 14,713.

                       The ratification of the Company's of the amendment to the
                Company's Articles of Incorporation to increase the number of shares authorized thereunder received the following votes; approved 7,998,442, disapproved 490,850, abstained 14,015.

Item 5.         Other Information.

                Not applicable.



                               Page 17 of 19 Pages

Item 6.         Exhibits and Reports on Form 8-K.

                (a)    Exhibits: Not applicable.

                (b)    Reports on Form 8-K:

                       No reports of Form 8-K were filed during the quarter ended June 30, 1997.








                              Page 18 of 19 Pages

                                    Signature


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                     Provident American Corporation



                     By: /s/ Alvin H. Clemens
                        -----------------------------------------------------
                        Alvin H. Clemens, Chairman of the Board of Directors
                             and CEO



                     By: /s/ James O. Bowles
                        -----------------------------------------------------
                        James O. Bowles, President



                     By: /s/ Anthony R. Verdi
                        -----------------------------------------------------
                        Anthony R. Verdi, Treasurer and
                        Chief Financial Officer







Date:  August 14, 1997



                              Page 19 of 19 Pages