Form 10-Q
period 1997-09-30
PROVIDENT AMERICAN CORP
filed 1997-11-14
CIK 768892

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended. . . . . . . . . . .September 30, 1997

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from . . . . . . . . . to. . . . . . . . .

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,109,160 shares of common stock, par value $.10, outstanding as of November 7, 1997.


                              Page 1 of 17 Pages

                        PROVIDENT AMERICAN CORPORATION


                                     INDEX



                                                                      Page No.
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Statements of Operations                            3

         Consolidated Balance Sheets                                      4

         Consolidated Statements of Cash Flows                            5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                           10


Part II. OTHER INFORMATION

         Items  1- 5                                                     16

         Reports on Form 8-K                                             16

SIGNATURES                                                               17

Exhibit 11

Exhibit 27




                              Page 2 of 17 Pages

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
                Provident American Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                  (UNAUDITED)

(Dollars in thousands except per share data)                            3 Months Ended September 30,   9 Months Ended September 30
                                                                               1997        1996              1997       1996
                                                                              -------     -------          -------     -------
Revenue:
Premium:           Accident and health, gross                                 $21,338     $15,259          $59,676     $40,623
                   Life and annuity, gross                                      2,316       2,759            7,162       8,615
                                                                              -------     -------          -------     -------
                   Total gross premium                                         23,654      18,018           66,838      49,238
                                                                              -------     -------          -------     -------
                   Accident and health reinsurance ceded                        9,863       6,899           27,614      18,115
                   Life and annuity reinsurance ceded                             138          88              416      (2,134)
                                                                              -------     -------          -------     -------
                   Total reinsurance ceded                                     10,001       6,987           28,030      15,981
                                                                              -------     -------          -------     -------
                   Net premium                                                 13,653      11,031           38,808      33,257

Net investment income                                                             853         832            2,619       2,312
Realized gains (losses) on investments                                            (44)        745              886         774
Other revenue                                                                   1,068         434            2,224         886
Litigation settlement, net of expenses                                                                                  22,400
                                                                              -------     -------          -------     -------
               Total revenue                                                   15,530      13,042           44,537      59,629
                                                                              -------     -------          -------     -------

Benefits and expenses:
       Death and other policy benefits:
               Life                                                             1,485         964            4,507      3,464
               Accident and health, net of reinsurance                          8,269       4,401           27,275     12,884
               Annuity and other                                                  156         231              545        407
               Increase in liability for future policy benefits                   559       1,166            1,579      6,549
       Depreciation and amortization of goodwill                                  143         115              439        260
       Commissions, net of ceding allowance and
               deferred acquisition costs                                       2,039       1,510            5,278      6,400
       Other operating expenses, net of ceding allowance
               and deferred acquisition costs                                   3,950       3,300           11,400      8,561
       Amortization of deferred policy acquisition costs                          487         118            3,506        170
                                                                              -------     -------          -------     -------
               Total benefits and expenses                                     17,088      11,805           54,529     38,695
                                                                              -------     -------          -------     -------
Income (loss) before income taxes                                              (1,558)      1,237           (9,992)    20,934

Provision for income taxes (benefit):
       Current                                                                   (994)      1,597           (4,390)     6,497
       Deferred                                                                   448      (1,143)             282       (743)
                                                                              -------     -------          -------     -------
               Total income taxes                                                (546)        454           (4,108)     5,754
                                                                              -------     -------          -------     -------
               Net income (loss)                                               (1,012)        783           (5,994)    15,180
Dividends on preferred stock                                                       37          37              111        157
                                                                              -------     -------          -------     -------
               Net income (loss) applicable to common stock                   ($1,049)       $746          ($5,995)   $15,023
                                                                              -------     -------          -------     -------
               Income (loss) per share of common stock                         ($0.10)      $0.07           ($0.60)     $1.38
                                                                              -------     -------          -------     -------

Common shares and equivalents used in
       computing income (loss) per share                                       10,072      11,279           10,069     10,889

                 See notes to condensed financial statements.



                              Page 3 of 17 Pages

                Provident American Corporation and Subsidiaries
                          Consolidated Balance Sheets

                                                                                       UNAUDITED
(Dollars in thousands)                                                               September 30, December 31,
                                                                                        1997           1996
                                                                                        ----           ----
Assets
Investments:
    Bonds, amortized cost $50,026 and $55,258                                             $50,065    $ 54,985
    Equity securities, cost $448 and $3,901                                                   253       4,930
    Real estate, at cost, less accumulated depreciation of $176 and $158                      924         942
    Policy loans                                                                              517         526
    Other invested assets                                                                     547         559
                                                                                         --------     -------
                          Total Investments                                                52,306      61,942
Cash and cash equivalents                                                                   7,244       6,218
Premium due and uncollected                                                                 1,733       1,318
Amounts due from reinsurers                                                                12,519       9,240
Loans receivable from officer, director and stockholder                                     1,480         461
Accrued investment income                                                                     728         836
Federal income taxes recoverable                                                            3,543          90
Property and equipment, at cost, less accumulated depreciation of $1,552 and $1,261         6,794       4,711
Deferred tax asset                                                                            191         154
Unamortized deferred policy acquisition costs                                               6,111       3,140
Goodwill                                                                                    3,005       3,166
Other assets                                                                                1,515       1,778
                                                                                         --------     -------
                          Total Assets                                                    $97,169     $93,054
                                                                                         ========     =======
Liabilities And Stockholders' Equity
Future policy benefits:
    Life                                                                                   40,120      38,459
    Annuity and other                                                                       5,650       6,354
Policy claims                                                                              22,783      15,438
Premium received in advance and unearned                                                    2,719       2,348
Amounts due to reinsurers                                                                   1,871         705
Accrued commissions and expenses                                                            4,877       4,179
Notes payable                                                                                  53         298
Current income taxes                                                                                      463
Other liabilities                                                                           3,534       2,757
                                                                                         --------     -------
                          Total Liabilities                                                81,607      71,001
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $1, authorized 5,000,000 shares:
    Series A Cumulative Convertible, issued 580,250                                           580         580
    Series B Cumulative Convertible, none issued
Common stock, par value $.10,; authorized 25,000,000, Issued 10,109,610 and 10,078,710      1,011       1,008
Common stock, Class A, par value $.10 authorized 2,500,000, none issued
Additional paid-in capital                                                                 13,039      12,945
Net unrealized appreciation (depreciation) of bonds                                            25        (177)
Net unrealized appreciation (depreciation) of equity securities                              (127)        668
Retained earnings                                                                           1,110       7,105
                                                                                         --------     -------
                                                                                           15,638      22,129
Less common stock held in treasury, at cost, 36,300 shares                                    (76)        (76)
                                                                                         --------     -------
                          Total Stockholders' Equity                                       15,562      22,053
                                                                                         --------     -------
                          Total Liabilities and Stockholders' Equity                     $ 97,169    $ 93,054
                                                                                         ========    ========

          See notes to condensed consolidated financial statements.


                              Page 4 of 17 Pages

                Provident American Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                   UNAUDITED

                                                                    9 Months Ended September 30,
(Dollars in thousands)                                                  1997           1996
                                                                      --------       --------
OPERATING ACTIVITIES
     Net income (loss)                                                $ (5,884)      $ 15,180
     Adjustments to reconcile net income (loss)
           to net cash from operating activities:
           Equity securities received from litigation settlement                      (19,400)
           Change in future policy benefits and policy claims            8,891          7,132
           Change in premium due and uncollected and
                premium received in advance and unearned                   (44)           903
           Change in amounts due to/from reinsurers                     (2,113)          (748)
           Change in accrued investment income                             108            (81)
           Change in accrued commissions and expenses                      698          1,476
           Change in other assets, current and deferred
                income taxes and other liabilities                      (2,594)           517
           Depreciation and amortization                                   479            277
           Deferred policy acquisition costs, net                       (2,971)        (1,129)
           Net realized gain on investments                               (886)          (774)
                                                                      --------       --------
     Net cash from operating activities                                 (4,316)         3,353
                                                                      --------       --------
INVESTING ACTIVITIES
     Purchases of bonds                                                (12,105)       (18,199)
     Purchases of equity securities and other investments               (1,018)          (205)
     Sale of bonds                                                      15,466         16,719
     Sale of equity securities                                           5,134         14,395
     Maturity of investments and loans                                   2,105            513
     Acquisition of property and equipment                              (2,373)          (389)
     Increase in loans receivable from officer, director and
           stockholder                                                  (1,019)          (454)
     Acquisition of business, net of cash acquired                                     (6,330)
                                                                      --------       --------
     Net cash from investing activities                                  6,190          6,050
                                                                      --------       --------

FINANCING ACTIVITIES
     Deposits and interest credited to
           contractholder deposit funds                                    217            372
     Withdrawals from contractholder deposit funds                        (806)        (1,689)
     Issuance of common stock                                               97          2,141
     Dividends paid on preferred stock                                    (111)          (157)
     Proceeds from note payable                                                            78
     Repayment of note payable                                            (245)          (463)
                                                                      --------       --------
     Net cash from financing activities                                   (848)           282
                                                                      --------       --------
     Increase in cash and cash equivalents                               1,026          9,685
     Cash and cash equivalents, beginning of period                      6,218          2,162
                                                                      --------       --------
     Cash and cash equivalents, end of period                         $  7,244       $ 11,847
                                                                      --------       --------

Supplemental disclosure of cash flow information:
     Interest paid                                                    $      5       $     47
     Income taxes paid (refunded), net                                $   (477)      $  4,826

           See notes to condensed consolidated financial statement.



                              Page 5 of 17 Pages

                Provident American Corporation and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                            (Dollars in thousands)

(1)     General

        The condensed consolidated financial statements included herein have been prepared by Provident American Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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


 (2)    Bonds and Marketable Securities at Fair Market Value

        The Company has classified all of its debt and equity securities as "available-for-sale" and accordingly, at September 30, 1997, the Company recorded as a separate component of stockholders' equity an unrealized gain of $39 on bonds net of $14 applicable to deferred federal income taxes and an unrealized loss of $195 on equity securities, net of $68 applicable to deferred federal income taxes. The net effect on stockholders' equity as a result of this fair market value accounting method was to decrease stockholders' equity by $102 at September 30, 1997. At December 31, 1996, the Company recorded as a separate component of stockholders' equity an unrealized gain amounting to approximately $756, net of $265 applicable to deferred federal income taxes. The cumulative change in aggregate fair market values of bonds is a direct result of the overall change in interest rates.

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



                              Page 6 of 17 Pages

(4)     Reinsurance and Deferred Acquisition Cost Impact on Benefits and
        Expenses

        Accident and health policy benefits, commissions and other operating expenses are net of the following ceded reinsurance and deferred acquisition cost amounts:

                                        3 Months Ended         9 Months Ended
                                         September 30,          September 30,
                                      1997        1996        1997        1996
                                     -------     -------     -------     -------

Accident and health benefits
Gross before reinsurance ceded       $16,076     $ 8,698     $53,023     $24,973
Less reinsurance ceded                 7,807       4,297      25,748      12,089
                                     -------     -------     -------     -------
Net of reinsurance                   $ 8,269     $ 4,401     $27,275     $12,884
                                     =======     =======     =======     =======
Commissions
Gross before reinsurance ceded       $ 4,944     $ 3,475     $13,584     $11,019
Less reinsurance ceded                 1,880       1,270       5,315       3,583
Less deferred acquisition costs        1,025         695       2,991       1,036
                                     -------     -------     -------     -------
Net                                  $ 2,039     $ 1,510     $ 5,278     $ 6,400
                                     =======     =======     =======     =======

Other operating expenses
Gross before reinsurance ceded       $ 6,114     $ 4,410     $18,429     $11,213
Less reinsurance ceded                 1,195         847       3,543       2,389
Less deferred acquisition costs          969         263       3,486         263
                                     -------     -------     -------     -------
Net                                  $ 3,950     $ 3,300     $11,400     $ 8,561
                                     =======     =======     =======     =======



                              Page 7 of 17 Pages

(5)      Loans Receivable from Officer, Director and Shareholder

         During 1996 the Company made a loan of $300 to Mr. Clemens, Chairman of the Board and Chief Executive Officer of the Company, collateralized by 100,000 shares of the Company's Common Stock owned by Mr. Clemens and represented by a promissory note which is repayable, together with interest at a rate of 5.33% per annum, on or before April 8, 1999. During the second quarter of 1997, the Company increased the principal amount of the note to Mr. Clemens by an additional $300, bringing the principal balance to $600. Collateral was increased by an additional 20,000 shares of the Company's Common Stock owned by Mr. Clemens. The entire principal balance and interest is due and payable on April 8, 1999. The interest rate was 5.33% through April 7, 1997, and increased to 5.75% per annum thereafter. During the third quarter of 1997, the Company made a loan of $250 to Mr. Clemens represented by a promissory note which is repayable, together with interest at a rate of 5.75% per annum, on or before December 15, 1997. Total loans to Mr. Clemens amounted to $850 of principal and $35 accrued interest as of September 30, 1997.

         During 1996 the Company made a loan of $141 to John T. Gillin, a Director of the Company, collateralized by 15,000 shares of the Company's Common Stock owned by Mr. Gillin and represented by a promissory note which was repayable, together with interest at a rate of 8.5% per annum. During the second quarter of 1997, the promissory note with Mr. Gillin was amended. The principal amount was increased to $156 to include the accrued interest as of June 30, 1997. Collateral was increased to include options to purchase 25,000 shares of the Company's Common Stock at a price of $8.75 owned by Mr. Gillin. Interest is payable quarterly on September 30, 1997, December 31, 1997, March 31, 1998 and September 30, 1998. Commencing on July 31, 1998, for a period of 60 months, Mr. Gillin shall make equal payments of $3 to the Company representing principal and interest. The loan to Mr. Gillin amounted to $156 of principal and $3 accrued interest as of September 30, 1997.

         During the second quarter of 1997, the Company made a loan of $422 to Richard E. Field, a consultant to and shareholder of the Company, collateralized by Mr. Field's consulting agreement with the Company, and represented by a promissory note which is repayable with interest at the prime rate plus one percent and payable on demand. The loan to Mr. Field amounted to $422 of principal and $14 accrued interest as of September 30, 1997.

(6)      Accounting Standards Not Yet Adopted

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



                              Page 8 of 17 Pages

(7)      Subsequent Events

         On October 16, 1997 the Company and HealthPlan Services Corporation (NYSE:HPS) entered into a 5 year agreement under which Provident will outsource to HPS all of its current health insurance policy issuance, billing, and claims, effective January 1, 1998. The arrangement will enhance customer service for Provident's new and existing members under HPS's operation, the nation's largest independent third party administrator. The Company's life and stop loss operations are unaffected. The Company expects to benefit from a reduction in G&A expense. HPS will charge the Company a fixed base service fee plus a sliding scale variable percentage of premium for customer service and claim processing. HPS will charge the Company a fixed amount per policy submitted for underwriting services. The Company received $5.0 million from HPS in the fourth quarter of 1997 as a business transfer cost for transitioning the block and for providing various other services and guarantees. The Company anticipates that restructuring charges of approximately $2.5 million will be incurred in connection with the transition which will be recognized in the quarter ending December 31, 1997.

(8)      Investment Considerations

         In analyzing whether to make, or continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, a copy of which can be obtained from Anthony R. Verdi, Chief Financial Officer of Provident American Corporation.

(9)      Forward-looking Statements

         The information contained in the Quarterly Report on form 10-Q for the quarter ended September 30, 1997 contains forward-looking statements (as such term is defined under Section 21E of the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends, management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

         Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, are discussed in the Company's Annual Report on Form on 10-K for the year ended December 31, 1996.

(10)     Legal Proceedings

         PILIC and PAMCO have been named as defendants in the Doris Elaine James and Elmer William James v. Provident Indemnity Life Insurance Company, Provident American Corporation, and Mark Hunter Harrison, Superior Court, Clark County, Georgia, No. SU97CV1893-3, which was filed September 26, 1997. The complaint alleges that the failure to pay claims under a certain health insurance policy issued by PILIC are part of a fraudulent scheme and constitutes bad faith, and violations of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiffs claim damages in excess of $30,000 for medical expenses, and seek the imposition of unspecified additional damages. Due to the recent filing of the litigation, PILIC and PAMCO have not reached a conclusion as to the amount or likelihood of the assessment of damages in the matter.

                              Page 9 of 17 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         For the three months ended September 30, 1997 (the "third quarter"), the Company's Consolidated Statement of Operations was adversely impacted by increased accident and health benefits expense. The Company's net loss applicable to common stock for the third quarter was $1.0 million or $0.10 per share compared to a net gain of $0.7 million ($0.07 per share) for the three months ended September 30, 1996 (same quarter last year).

         Accident and health gross premium was $21.3 million for the third quarter compared to $15.3 million for the same quarter last year and accident and health ceded premium was $9.9 million for the third quarter as compared to $6.9 million for the same quarter last year. Both increases resulted from increased new business related to one-life managed-care health insurance products.

         Life and annuity gross premium, consisting primarily of group life and individual pre-need and final expense business was $2.3 million for the third quarter, which, due to reduced sales volume, declined from $2.8 million for the same quarter last year.

         Net investment income was $0.9 million for the third quarter compared to $0.8 million for the same quarter last year. The nominal increase related to increased bond investments over the same quarter last year.

         Other revenue was $1.1 million for the third quarter which increased from $0.4 million from the same quarter last year primarily due to increased fee income from the HealthQuest business.

         Accident and health policy benefits net of reinsurance represented 72% of net accident and health earned premium for the third quarter compared to 65% for the same quarter last year. The increase in the ratio was due to the diminished effect of underwriting and pre-existing exclusion policy provisions as the business sold during 1995 and 1996 ages. Policy benefits tend to be lower during the first year a policy is inforce, while underwriting and policy provisions tend to produce loss ratios that are lower than business greater than one-year inforce.

         Recent analysis of actual payment patterns indicated higher than expected policy benefit expense for managed-care plans. This resulted primarily from increased frequency of doctor visits coupled with more procedures such as x-rays and lab work performed on an outpatient basis and a greater differential between in- and out-of-network doctor and hospital charges. The Company implemented more stringent underwriting in the second quarter of 1997 and has begun implementing more aggressive price increases for new and renewal business. The Company plans on implementing an enhanced product design providing for greater penalties when policyholders utilize doctors and hospitals outside the HealthCare COMPARE network in early 1998. Although the Company believes that the combination of more aggressive underwriting, rate action and enhanced product design will reduce policy benefit expense, they will minimally impact results from operations during the fourth quarter of 1997.

         Increase in liability for future policy benefits of $0.6 million declined from $1.2 million from the same quarter last year primarily due to lower premium volume.

         Commissions, net of ceding allowance and deferred acquisition costs of $2.0 million for the third quarter increased from $1.5 million from the same quarter last year due to growth in new business.



                             Page 10 of 17 Pages

         Other operating expenses, net of ceding allowance and deferred acquisition costs for the third quarter of $4.0 million increased compared to $3.3 million for the same quarter last year due to greater business volume. Deferred costs represent policy issue, underwriting and certain marketing costs.

         Amortization of deferred policy acquisition costs for the third quarter of $0.5 million increased from $0.1 million for the same quarter last year as a result of amortization of policy acquisition costs relating to managed-care products. Increased lapsation over current levels or future unprofitability in managed care and certain life products could result in an increase in the amortization rate of deferred acquisition costs ("DAC"), which would adversely impact future earnings. Prior to the third quarter of 1996, acquisition costs for all managed-care products were expensed as incurred.

         For the nine months ended September 30, 1997 ("current year"), the Company's Consolidated Statement of Operations was adversely impacted by increased accident and health benefits expense and expensing certain policy acquisition and product development costs. The Company's net loss applicable to common stock for the current year was $6.0 million or $0.60 per share compared to net income of $15.0 million or $1.38 per share for the nine months ended September 30, 1996 ("prior year"). The Company's net loss in the current year included approximately $2 million of accident and health policy benefits expense net of reinsurance related to prior periods ($3 million pre-tax, net of reinsurance), $1.3 million additional amortization of deferred policy acquisition costs ($2 million pre-tax) and $0.3 million of costs related to the start-up of a new individual-life product line ($0.5 million pre-tax). Net income for the prior year also included a $16.6 million litigation settlement, net of tax.

         Accident and health gross premium was $59.7 million for the current year compared to $40.6 million for the prior year and accident and health ceded premium was $27.6 million for the current year as compared to $18.1 million for the prior year. The increases were the result of increased new business from one-life managed-care health insurance product.

         At September 30, 1997 and 1996, annualized accident and health premium in force on small group and managed-care business amounted to $90.7 million and $65.0 million, respectively, consisting of approximately 85,100 and 59,400 covered lives, respectively. The $25.7 million net increase in annualized premium resulted from new business issued of $58 million plus premium rate increases less lapses. The Company's one life managed care products, namely the "The Provident Solution" and HealthQuest products, comprised 86% and 66% of annualized premium in force as of September 30, 1997 and 1996, respectively.

         Life and annuity net premium, consisting primarily of group life and individual pre-need and final expense business was $6.7 million for the current year, which declined from $10.7 million for the prior year due to reduced sales volume.

         Net investment income was $2.6 million for the current year compared to $2.3 million for the prior year. The increase in investment income related to increased bond investments over the prior year. The gross average book yield on bond investments, which accounted for 96% and 81% of total investments at September 30, 1997 and 1996, respectively, decreased slightly from 6.6% at September 30, 1996, to 6.4% at September 30, 1997. Realized gains in the current year related primarily to the sale of Loewen stock acquired as a result of litigation.



                             Page 11 of 17 Pages

         Accident and health policy benefits represented 85% of accident and health earned premium for the current year compared to 57% for the prior year. Current year accident and health policy benefits included a $3.0 million increase to prior year reserves (net of reinsurance) due to management's anticipation of greater than expected health policy benefits in the Company's one-life managed-care products. Excluding this prior-period reserve increase, accident and health policy benefits for the current year represented 76% of accident and health earned premium. Based on the Company's current assessment of loss experience, the Company estimates accident and health policy benefits for the prior year at 68% of accident and health earned premium. Excluding the prior-period reserve increase, the increase in the ratio was due to the diminished effect of underwriting and pre-existing exclusion policy provisions as the business sold during 1995 and 1996 ages.

         Increase in liability for future policy benefits of $1.6 million in the current year declined from $6.5 million from the prior year primarily due to a non-recurring charge in 1996, which related to the Company's recapture of reinsurance ceded on certain multi-pay pre-need life insurance policies.

         Commissions, net of ceding allowance and deferred acquisition costs of $5.3 million for the current year declined from $6.4 million for the prior year due to the deferral of acquisition costs related to the Company's one-life managed-care products in the current year of $3.0 million and declining life commissions as a result of declining life premiums.

         Other operating expenses, net of ceding allowance and deferred acquisition costs for the current year of $11.4 million increased compared to $8.6 million for the prior year due to $0.5 million of costs related to the start-up of a new individual-life product line and increased policy administration expenses arising from increased new sales volume and policy administration expenses associated with the acquired HealthQuest book of business. Partially offsetting the increased costs was the deferral of managed-care policy acquisition costs.

         Other operating expenses, net of ceding allowance and deferred acquisition costs for the current year excluding start-up costs related to a new individual-life product line represented 28% of net premiums for the current year which increased from 26% for the same period last year due to the Company's decision to insource its group health policy and claims processing effective September 1996. The Company's decision was based on the third-party administrator's inability to honor pricing and performance agreements.

         Amortization of deferred policy acquisition costs for the current year of $3.5 million increased from the prior year as a result of the Company's deferral and amortization of policy acquisition costs relating to managed-care products. The current year included approximately $2.0 million of additional amortization expense reflecting a reduction of unamortized managed care policy acquisition costs to the estimated future profitability of those products.



                             Page 12 of 17 Pages

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

         For the nine months ended September 30, 1997, total cash and cash equivalents increased by approximately $1.0 million, of which $6.2 million was provided by investing activities, primarily the sale of Loewen stock, and $4.3 million was used by operating activities, primarily the settlement of pending accident and health benefit payments and increased acquisition costs as a result of increased sales volume.

         Amounts due from reinsurers increased as a result of increased ceded group health policy claim reserves. These amounts are payable by the reinsurer to the Company as group health claims are paid by the Company to policyholders.

         Acquisition of Property and Equipment during the year primarily represent construction progress payments for an approximately 18,000-square-foot addition to the Company's principal office located in Norristown, Pennsylvania. Construction began in the second quarter of 1997 and was completed in the third quarter of 1997 at a cost of approximately $1.8 million.

         Management believes, under its present assessment of the Company's insurance operations, that the Company has sufficient liquidity and capital to meet the Company's short-term and long-term financial commitments. At September 30, 1997, the Company had stockholders' equity of $15.6 million with total assets of $97.2 million. Total assets included cash and investments carried at market value of $59.6 million which consisted of $50.1 million in bonds issued by the U.S. Government or government agencies, public utilities and other corporations, $0.3 million of equity securities, $2.0 million invested in policy loans, real estate and other invested assets and $7.2 million in cash and cash equivalents. The Company's bond investments are investment-grade securities ranging in maturity from one to twenty-nine years.



                             Page 13 of 17 Pages

         The Company plans on increasing the level of liquidity during the quarter ending December 31, 1997. The Company anticipates that restructuring charges will be incurred in connection with the outsourcing of the Company's health insurance to HPS and will be recognized in the quarter ending December 31, 1997. The cash payment of the restructuring expenditures will occur throughout 1998.

         The Company utilizes reinsurance in order to both spread the risk of large accident and health claims through an Excess of Loss Agreement and to increase underwriting capacity of accident and health business through a Quota Share Reinsurance Agreement. The Company's retention amount for health insurance is up to $85 per individual. Under the terms of a Quota Share Reinsurance Agreement, the Company cedes 47.5% of the liability on the first $85 of claims per person, per calendar year of its group accident and health insurance business. The Company received a ceding commission recorded as a reduction to commissions and other operating expenses as described in footnote 4 of the unaudited financial statements. In addition, the Company generally assumes 30% (up to $150 per individual) of the liability on its limited self-funded accident and health business, which consists generally of policies issued to limit the claims expenses of employers that self-insure group medical benefits with respect to any individual employee and in the aggregate ("Stop Loss Assumption Reinsurance Agreement"). The Excess of Loss Agreement, Quota Share Reinsurance Agreement and Stop Loss Assumption Reinsurance Agreement ("Agreements") were renewable based on mutual agreement on an annual basis on October 1, 1997. The Company has been notified by its reinsurer that it will not be renewing the Quota Share Reinsurance Agreement effective January 1, 1998. The Company notified the reinsurer that it would not be renewing the Excess of Loss Agreement and the Stop Loss Assumption Reinsurance Agreement effective January 1, 1998. The Company is currently seeking alternative reinsurance and while management believes that it will replace these Agreements, there is no assurance that alternative reinsurance at comparable terms will be available. Although management does not anticipate the non renewal will have a material impact on the Company for the year ended December 31, 1997, the Company could be adversely affected thereafter if alternative reinsurance at comparable terms is not obtained.

         Because of the long-term nature of its life insurance and annuity contracts, the Company expects to hold its bonds to maturity. However, all bonds are considered to be "available-for-sale" and in order to maximize investment income, Company policy presently is to purchase medium-term U.S. Treasury and government agency bonds, rather than purchasing short-term securities, which would provide for anticipated maturities up to ten years. This policy necessitates periodic sales of securities prior to maturity when cash flow from operations is not sufficient to meet current obligations. Changes in net unrealized depreciation of bonds from December 31, 1996, to September 30, 1997, was due to changes in interest rates.

         The sale of life insurance policies requires substantial capital due to acquisition costs incurred in the initial year of issuance and the necessity to maintain sufficient surplus levels for regulatory purposes. In general, the Company anticipates meeting these demands from premiums on new business, investment income and income from current business in force.



                             Page 14 of 17 Pages

         The statutory capital and surplus of PILIC, which includes amounts related to its subsidiary, PALHIC, was $9.8 million at September 30, 1997, which includes the benefits of certain permitted practices. The minimum statutory capital and surplus requirement for life insurance companies domiciled in Pennsylvania is currently $1.7 million. At December 31, 1996, PILIC calculated its "Risk Based Capital" utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate PILIC's adjusted capital, amounting to approximately $14.8 million, exceeded the Company Action Level amount required by approximately $8.3 million. PALHIC's results of this computation indicate its adjusted capital, amounting to approximately $5.4 million, exceeded the Company Action Level amount required by approximately $5.3 million. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurer's business. This formula is the primary measurement as to the adequacy of total capital and surplus of life insurance companies. Administrative rules and legal restrictions of state insurance departments presently prevent payment of dividends by PILIC and PALHIC to their respective parent companies without regulatory approval.







                             Page 15 of 17 Pages

                          PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.

                PILIC and PAMCO have been named as defendants in the Doris Elaine James and Elmer Williams James v. Provident Indemnity Life Insurance Company, Provident American Corporation, and Mark Hunter Harrison, Superior Court, Clark County, Georgia, No. SU97CV1893-3, which was filed September 26, 1997. The complaint alleges that the failure to pay claims under a certain health insurance policy issued by PILIC are part of a fraudulent scheme and constitutes bad faith, and violations of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiffs claim damages in excess of $30,000 for medical expenses, and seek the imposition of unspecified additional damages. Due to the recent filing of the litigation, PILIC and PAMCO have not reached a conclusion as to the amount or likelihood of the assessment of damages in the matter.

Item 2.         Change in Securities.

                Not applicable.

Item 3.         Defaults Upon Senior Securities.

                Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders.


                Not applicable.


Item 5.         Other Information.

                Not applicable.

Item 6.         Exhibits and Reports on Form 8-K.

                (a)      Exhibits: Not applicable.

                (b)      Reports on Form 8-K:

                         No reports of Form 8-K were filed during the quarter ended September 30, 1997.




                             Page 16 of 17 Pages

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







Date:  November 14, 1997




                             Page 17 of 17 Pages