Form 10-K
period 1997-12-31
PROVIDENT AMERICAN CORP
filed 1998-07-17
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Fiscal Year Ended December 31, 1997, OR

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

           Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange
                     Title of each class         on which registered
                     -------------------         -------------------
                            None                         None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                                (Title of class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 1998 as reported on Standard and Poor's (S&P) ComStock system, was approximately $ 41,070,669. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of June 30, 1998, Registrant had 10,173,860 shares of Common Stock outstanding.

                     The Exhibit Index is located on Page 45

                         PROVIDENT AMERICAN CORPORATION

                                Table of Contents


                                                                                                                Page
                                                                                                                ----
  I.     Part I.

         Item 1.         Business                                                                                2-15
         Item 2.         Properties                                                                                15
         Item 3.         Legal Proceedings                                                                         15
         Item 4.         Submission of Matters to a Vote of Security Holders                                       15

  II.    Part II.

         Item 5.         Market for Registrant's Common Equity
                             and Related Stockholder Matters                                                   16-18
         Item 6.         Selected Financial Data                                                               19-20
         Item 7.         Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                     21-28
         Item 8.         Financial Statements and Supplementary Data                                              29
         Item 9.         Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure                                                  30

  III.   Part III.

         Item 10.        Directors and Executive Officers of the Registrant                                    31-33
         Item 11.        Executive Compensation                                                                34-39
         Item 12.        Security Ownership of Certain Beneficial
                             Owners and Management                                                             40-41
         Item 13.        Certain Relationships and Related Transactions                                           42

  IV.    Part IV.

         Item 14.        Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                                                             43

  Exhibit Index                                                                                               45-52

                                     PART I


Item 1. Business.

Description of the Business and Recent Significant Developments

         Provident American Corporation ("PAMCO") is a Pennsylvania corporation organized in 1982 and regulated as an insurance holding company by the 42 states in which its wholly owned insurance subsidiaries, Provident Indemnity Life Insurance Company ("PILIC") and Provident American Life and Health Insurance Company ("PALHIC"), both Pennsylvania stock life insurance companies, are licensed. PAMCO's business activities are conducted through PILIC, PALHIC, Montgomery Management Corporation ("MMC") and NIA Corporation ("NIA"). Hereinafter, PAMCO and all of its subsidiaries are collectively referred to as the Company. In March 1998, the Company sold 49% of MMC's outstanding common stock along with a warrant to purchase an additional 31% of MMC's common stock for $4 million, effective as of January 1, 1998.

         The Company markets and underwrites medical insurance and life insurance and derives a majority of its revenue from group association major medical products sold to individuals. A smaller proportion of revenue is derived from traditional life (whole life and limited pay) products. Recent significant developments for the Company were the expansion of its healthcare insurance and managed care business through the introduction of new products, alliances and acquisitions. The impact of these events is as follows:

(Dollars in thousands)       1997             1996            1995
                             ----             ----            ----
Gross premiums            $ 94,274         $ 68,503        $ 52,248

Total revenue             $ 62,030         $ 74,147        $ 37,047

Net income (loss)         $(18,425)        $ 16,120        $ (3,701)

Total assets               $98,365         $ 93,054        $ 67,151


         Total revenue for each year is net of premium ceded to reinsurers. Total revenues in 1996 included a litigation settlement of $22.4 million. Gross premium growth in 1997 was the result of significant sales from two managed care products. These product sales were made possible by alliances and acquisitions. The change in net income from 1996 to a loss in 1997 was attributable primarily to higher policy benefits, write off of deferred acquisition costs, impairment of certain assets, and transition costs associated with HPS.

Product Profile

         The following table sets forth the Company's gross earned premium by product during each of the three years ended December 31:

(Dollars in thousands)                  1997           1996            1995
                                   -----------    ------------    -----------
Managed Care:
     The Provident Solution           $41,199         $22,634         $3,087
     HealthQuest                       23,062           6,136              0
                                   -----------    ------------    -----------
                                       64,261          28,770          3,087
                                   -----------    ------------    -----------
Non-Managed Care:
     Small Group                        4,784           7,258         11,778
     Individual                        12,414          18,463         21,359
                                   -----------    ------------    -----------

                                       17,198          25,721         33,137
                                   -----------    ------------    -----------

Excess loss insurance                   3,248           2,704          2,804
                                   -----------    ------------    -----------

    Total Health Products              84,707          57,195         39,028
                                   -----------    ------------    -----------

Group Life                              2,655           2,406          2,653

Individual Life                         6,912           8,902         10,567
                                   -----------    ------------    -----------

    Total Life Products                 9,567          11,308         13,220
                                   -----------    ------------    -----------

        Gross Premium                 $94,274         $68,503        $52,248
                                   ===========    ============    ===========


         Health Products: The Company's medical insurance business has been migrating from products designed for the small group indemnity market to products designed for the individual and small group managed care market. This change is being accomplished through product redesign, strategic relationships with certain preferred provider organizations ("PPOs"), expanding distribution channels and enhancing administrative capabilities.

         The new managed care comprehensive major medical product designs incorporate both freedom of choice and financial incentives to utilize network health care providers. The Company has a long-term agreement with the largest independent PPO in the country, First Health Group Corporation ("FHG"), and designs and markets products utilizing that network of hospitals and physicians. Other regional networks are used if and when the primary network is not a practicable option. FHG also provides utilization and cost management services such as pre-certification of hospital admissions and large case management which, when taken together with the discounts the Company enjoys through all of its PPO arrangements, are intended to allow for better control of claim costs and, ultimately, competitively priced products. The Company has been active in developing its provider network arrangements for several years. This has resulted in increased net claim savings. It is the Company's practice to pass on these savings to customers in the form of more competitive premium rates.

         The Company distributes its managed care products through the managing general agent ("MGA") system. At December 31, 1997, the Company had over 20,000 independent agents and brokers, organized under approximately 75 Managing General Agents, actively selling its managed care products. In 1996, the Company entered into a marketing agreement with the country's largest third party administrator, HealthPlan Services, Inc. ("HPS"), with access to substantially more independent agents. This relationship with HPS was expanded during 1997, as discussed in greater detail below.

         The Company is continuing the process of converting and expanding its administrative infrastructure to one specifically designed to accommodate managed care products. In October 1997, the Company announced an outsourcing arrangement with HPS, whereby HPS provides administrative support for all of the Company's medical products, including billing and collection of premium, claims adjudication and ongoing policyholder services (the "HPS Outsourcing Agreement"). This arrangement will also provide the Company with the opportunity to grow its business and provide capable customer service while limiting capital expenditures. The HPS Outsourcing Agreement, which commenced February 1, 1998, is for a five-year term. The Company has agreed to pay a base monthly fee and a sliding scale percentage of premiums, which will decrease as the volume of business increases. The Company transitioned all functions covered by the outsourcing agreement to HPS effective February 1998.

         The Company's principal managed care products are "The Provident Solution" and "HealthQuest" which together offer a variety of deductibles, coinsurance amounts and managed care options. Minimum amounts of group term life are required with many of the medical products. "The Provident Solution" relies on FHG for access to network providers and advantageous fee schedules, while "HealthQuest" relies on regional PPOs. The following table illustrates applications received for the principal products:

                                        1997          1996          1995
                                  -----------   -----------   -----------
  HealthQuest                         26,935         7,119             0
  The Provident Solution              23,257        21,292         9,260
  All Others                           1,085         3,149         3,095
                                  -----------   -----------   -----------
                                      51,277        31,560        12,355
                                  ===========   ===========   ===========


         At December 31, 1997 the Company had a total of 50,000 in-force group medical certificates compared to 36,000 at December 31, 1996. The Company has systematically withdrawn from the small group indemnity markets as healthcare reform at the state level has rendered those products obsolete. The book of small group indemnity business has been in a runoff mode since 1992 and the Company's individual indemnity products have only generated modest sales since 1994, when "The Provident Solution" was developed.

         The mix of business has changed significantly over the last three years. The following table illustrates the composition of annualized premium in-force for the last three years:

 (Dollars in thousands)                 1997         1996           1995
                                     ---------   -----------    -----------
 Managed Care
      The Provident Solution          $43,244       $33,169        $11,124
      HealthQuest (1)                  34,913        12,718              0

 Non-Managed Care:
      Small group                       5,681         7,009         10,998
      Individual                       12,983        17,797         21,646
                                     ---------   -----------    -----------
                                      $96,821       $70,693        $43,768
                                     =========   ===========    ===========


(1) The Company assumed in-force HealthQuest policies with the acquisition of NIA effective May 1, 1996 consisting of approximately $6.5 million of annualized premium.

         The introduction of managed care products has impacted the Company's distribution of business by state. The states which generated the largest share of health premiums during each of the last three years were as follows:

                              1997        1996         1995
                             -----       -----        -----
Georgia                       28.7%       24.4%        20.3%
Florida                       20.5        21.8         12.8
Louisiana                      8.1         7.3          5.6
Pennsylvania                   6.9        13.2         22.2
Texas                          6.7         7.5          6.2
South Carolina                 4.4         2.6          1.9
Colorado                       2.6         0.4          0.3
Ohio                           2.3         2.3          1.9
West Virginia                  2.2         3.5          6.1
Virginia                       2.1         2.3          2.6
All other                     15.5        14.7         20.1
                             -----       -----        -----
                             100.0%      100.0%       100.0%
                             =====       =====        =====

         The acquisition of PALHIC in 1996 significantly increased the number of states within which the Company can write its insurance business. The importance of any particular state may vary significantly from time to time as state healthcare reforms are enacted, the managed care competitive environment changes and the composition of the Company's distribution system evolves.

         As part of its health product portfolio, the Company derived both premiums and fees through the sale and underwriting of high-deductible medical excess loss insurance for self-insured employers. MMC sells and services these insurance products which are issued by unrelated insurance companies . The Company assumes a portion of the insurance risk and earns premiums and up until 1997 earned profit sharing fees. During the first quarter of 1998 the Company sold 80% of MMC to HPS. The sale resulted in a realized gain of $4 million in the first quarter of 1998 which will help finance future growth in the Company's target market. The Company continues to assume the premium administered by MMC.

         Life Products: The Company's pre-need insurance products, single premium and limited payment life insurance, provide funding in conjunction with pre-arranged funerals. The policies sold average $2,830 of face amount and the buyer's average age is 72. The Company's "Senior Estate Plan" is a whole life insurance policy designed for senior citizens who have not yet pre-arranged their funerals, but wish to plan for death-related expenses. The average policy size is $5,000 and the buyer's average age is 65.

         During 1997, the Company issued 1,347 pre-need and final expense policies representing approximately $8.5 million of face value, as compared with 3,793 pre-need and final expense policies representing approximately $18.9 million of face value during 1996. Combined gross premium income for these two products approximated $5.8 million in 1997 and $8.1 million in 1996. At December 31, 1997, the Company had 18,295 pre-need and final expense policies in-force with a face value approximating $66.6 million. The remaining life insurance premiums are derived from closed books of business. During 1997, the Company expanded its life distribution to include a newly designed product for the military marketplace.

Strategies

         The Company plans to continue its growth in market share as a provider of medical insurance through the sale of products which incorporate freedom of choice and many elements of managed care such as cost containment. In this regard the Company will target the one life and small employer group market. The Company believes this segment of the market is large and under-served. In response, the Company is designing managed care products that are responsive to the needs of this market, and has built a marketing distribution system for the purpose of achieving critical mass with respect to its product offerings.

         The Company's strategy relies on the strategic alliances with FHG, HPS and growing independent agent and broker distribution systems. In recruiting agents the Company will emphasize its intention to create unique products, offer competitive compensation arrangements, provide responsive service and allow MGAs an opportunity to earn stock options to acquire PAMCO shares based upon sales production. The Company believes this strategy creates the potential to significantly increase the sales of managed care products. The Company believes that increased sales will help build critical mass which will reduce incremental costs.

Recent Developments

        During the first half of 1998 the Company entered into various agreements in order to sell and service insurance business via the Internet along with related financing and start-up management. As of February 1, 1998 the Company entered into an Amended and Restated Interactive Marketing Agreement (the "AOL Agreement") with America Online, Inc. ("AOL"). The Company will be AOL's exclusive third-party direct marketer for managed-care products along with vision insurance, prescription coverage, critical care insurance and long-term care insurance coverage for individuals and groups of less than fifty individuals in the United States. AOL will advertise the Company's products to its subscribers on AOL's online network under a brand name to be used exclusively for the Company's products. This represents a new distribution channel allowing access to customers not served by insurance agents. The Company plans on marketing medical and related insurance products underwritten by PILIC and PALHIC along with products underwritten by other companies.

         The Company's new non-insurance subsidiaries, Provident Health Services, Inc. ("PHS") and Insurion, Inc. ("Insurion"), will conduct this new venture. It is anticipated that Internet-based sales will be tested during the summer of 1998 and offered generally to AOL subscribers in the fall of 1998. PHS will provide online customer service to the AOL member base in connection with the sale of medical and related insurance products. The Company recently expanded its outsourcing relationship with HPS whereby HPS will provide customer service and have certain third party administrator rights over policies sold by Insurion through its web site or other e-commerce vehicles.

         The Company is considering numerous financing strategies in order to fund Insurion's obligations including public and private financing. In addition, the Company is seeking co-sponsor funding with regard to certain product offerings on Insurion's web site.

Operations

        The Company is organized and managed along functional lines which include marketing, underwriting, claims, administration, investments and finance.

         Marketing: The marketing area manages MGA recruiting, training and agent compensation plan design, and provides agents and consumers with a Company advocate regarding product development and customer service. The Company believes that the attractiveness of its products, its competitive compensation arrangements for brokers and agents (including stock options), its emphasis on personal service and accessibility to management encourages brokers and agents to offer the Company's products to their clients.

         Underwriting: All policies are fully underwritten . In some cases, the Company may require attending physicians' statements with respect to conditions disclosed on applications. A physician provides consulting services to the underwriting department with respect to the evaluation of the insurability of certain applicants and the general health prognosis for such applicants. In connection with the HPS outsourcing agreement, the underwriting associated with the HealthQuest products is done by HPS in accordance with pre-set standards and all other products are underwritten by the Company's underwriting group. Prior to 1998, essentially all policies were underwritten by the Company's underwriting group.

         Claims: The Company had augmented its core internal claims processing with the use of selected third party claims administrators who review and pay claims in accordance with guidelines and procedures approved and monitored by the Company. In connection with the HPS outsourcing agreement, claims adjudication associated with the Company's health products is provided by HPS.


         Administration: This area includes customer service, premium and commission processing and computer systems for life and group medical business which was acquired in mid 1996. In connection with the HPS outsourcing agreement, customer service, premium and commission processing associated with the Company's health products is provided by HPS.

         Investments and Finance: The majority of the Company's investments consist of securities of the U. S. government (or its agencies ) and fixed income securities, principally issued by public utilities and corporations. At December 31, 1997, 100% of the Company's bond portfolio was of investment grade quality; 40% of the Company's bonds will mature within a five-year period and 88% of the Company's bonds will mature within a ten-year period. The following table shows the Company's market value of its total investments as of December 31, the investment income net of expenses which excludes realized gains and losses and the weighted average annualized yield.


               (Dollars in thousands)                                           1997          1996        1995
                                                                                ----          ----        ----

               Total investments, valued at market                              $47,101     $61,942     $46,890
               Net investment income (excludes realized gains (losses))          $3,487      $3,280      $2,858
               Annualized yield on the market value of investments                  6.8%        6.5%        6.3%




         The Company utilizes both in-house actuaries and consulting actuaries for product development, pricing and valuation.

Special Considerations and Risk Factors

         All statements and information herein, other than statements of historical fact, are forward looking statements that are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Many phases of the Company's operations are subject to influences outside its control. Any one, or any combination of factors could have a material adverse effect on the Company's results of operations. These factors include: changes in governmental regulation, claims experience and reserve adequacy, rating changes, competitive pressures, economic conditions, changes in consumer spending, interest rate fluctuations, and other conditions affecting capital markets. The following factors should be carefully considered, in addition to other information contained in this document. This document contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933 as amended ("Act") and section 21E of the Securities Exchange Act of 1934, as amended. The Statements include among other things, statements regarding trends, strategies, plans, beliefs, intentions, expectations, goals and opportunities. Also they include statements regarding migration to managed care products, greater control of costs, conversion and expansion of administrative infrastructure and varying significance of particular states within which the Company can write insurance; beliefs regarding attractiveness of products; enhancements to claims system; increased processing capacity; investments in computer hardware and funding of capital expenditures; sufficient liquidity to fund growth fulfill statutory requirements and meet all cash requirements, funding surrenders and benefit payments and loan payments. Actual events, developments and results could differ materially from those anticipated or projected in the forward looking statements as a result of uncertainties set forth below and elsewhere in this document. Any investment in the Company's securities involves a high degree of risk.

         The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating an investment in the Company.

         Control of the Company: Alvin H. Clemens, Chairman and Chief Executive Officer of the Company ("Mr. Clemens"), acquired control of the Company in October 1989. Mr. Clemens is the largest shareholder of the Company. As of June 30, 1998, Mr. Clemens owned, either directly or beneficially, 3,813,745 shares, or 33.2% of the Company's Common Stock, and 1,100,000 shares, or 97.3%, of the Company's Preferred Stock. As of June 30, 1998, Mr. Clemens controled 37.1% of the Company's outstanding voting rights and if he were to exercise all of his outstanding options, he would control 47.4% of the Company's voting rights. In addition, pursuant to terms of an agreement to grant options dated March 10, 1997, Mr. Clemens has the right to be granted an option to acquire 55% of the common stock of the Company, subject to the conditions set forth therein. Accordingly, Mr. Clemens could greatly influence the outcome of any matter requiring shareholder approval, even if such matters were deemed by the shareholders, other than Mr. Clemens, to be in their best interests.


         A. M. Best's Insurance Ratings: The ratings assigned by A.M. Best Company Inc. ("Best") are an important factor influencing the competitive position of insurance companies. Best's ratings are based on an analysis of the financial condition and operating performance of the companies rated. Best's classifications are A++/A+ (superior), A/A- (excellent), B++/B+ (very good), B/B- (adequate), C++/C+ (fair), C/C- (marginal), D (below minimum standards) and E (under state supervision). Best's ratings are based upon factors of concern to policyholders and insurance agents, and are not necessarily directed toward the interests of investors in the rated insurance company and/or its parent and therefore should not be relied upon as a basis for an investment decisions.

         In 1997, PILIC and PALHIC Best's ratings were upgraded to a "B" (adequate) rating, reflecting the Company's improved capital and surplus position as a result of the Loewen settlement. This "B" (adequate) rating was reaffirmed in February, 1998. The Company's goal is to strengthen the financial position of PILIC and PALHIC which the Company believes will result in an improved rating over time, but there can be no assurance that PILIC and PALHIC can improve or maintain the current rating.

         Regulation: Insurance companies are subject to supervision and regulation in the states and jurisdictions in which they transact business, and such supervision and regulation usually includes (1) regulating premium rates, policy forms (coverages and terms), (2) setting minimum capital and surplus requirements, (3) imposing guaranty fund assessments which fund insolvencies of other insurers (4) licensing insurance companies and agents, (5) approving accounting methods and methods of setting loss and loss-adjusted expense ("LAE") liabilities, (6) setting requirements and limiting investments, establishing requirements for filing of annual statements and other financial reports, (7) approving changes in control, (8) limiting dividend payments that may be made without regulatory approval, (9) regulating transactions with affiliated parties and (10) regulating trade practices and market conduct. Compliance creates additional expense and penalties may be imposed for non-compliance, which could have a material adverse effect on the Company's business financial position and results of operations.

         PILIC and PALHIC are domiciled in Pennsylvania and are regulated by the Insurance Department of Pennsylvania which recognizes as net income and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department which may differ in certain respects from generally accepted accounting principles. The amounts of statutory net income for the year ended and surplus as of December 31 were as follows:


                                                                   1997            1996            1995
                                                                  ------          ------          ------
             PILIC(1)
                Net income (loss)                               ($10,385)         $9,668          ($1,570)
                Total capital and surplus                         11,408          13,971            6,383
                Adjusted capital and surplus                      11,968          14,838            6,743
                Company action level Risk Based Capital            9,303           6,569            5,190

             PALHIC(2)
                Net income (loss)                                   ($862)         $1,631            ($73)
                Total capital and surplus                           4,283           5,351           3,068
                Adjusted capital and surplus                        4,302           5,367           3,152
                Company action level Risk Based Capital             1,730              19             235


(1) PILIC's total capital and surplus, adjusted capital and surplus and company action level Risk Based Capital include amounts for its subsidiaries including PALHIC. PALHIC is not included in 1995.

(2) PALHIC includes amounts prior to its acquisition by the Company.


         At December 31, 1997, PILIC calculated its "Risk Based Capital" (RBC) utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate PILIC's adjusted capital of $12.0 million exceeded the amount required by $2.7 million. PALHIC's adjusted capital of $4.3 million exceeded its RBC requirement by $2.6 million. In concept, RBC standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of an insurer's business. Insurers failing to meet the benchmark capital level may be subject to remedial action by the insurance department having jurisdiction over its business and, ultimately, rehabilitation or liquidation.

         The Company's business is subject to a changing legislative and regulatory environment. Some of the proposed changes include initiatives to restrict insurance pricing and the application underwriting standards, reform health care and restrict investment practices. Proposals relating to national health care reform have been under consideration, and could significantly change the way health care is financed and provided. The effect on the Company of comprehensive health care reforms, if enacted, could have a material adverse impact upon the ability of the Company to achieve profitability and engage in the writing of health insurance.

         All of the states in which PILIC and PALHIC do business have life and health guaranty fund laws under which insurers doing business in such states can be assessed in order to fund policyholder liabilities of insurance companies that may become insolvent. Under these laws, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. Although recent assessments have not been material, no assurances can be given that such will be the case in the future.

         Dividends: Dividends paid by the Company over and above the financial assets of PAMCO are dependent on the ability of PILIC to pay dividends to the Company and the ability of PALHIC to pay dividends to PILIC. The payment of dividends by PILIC and PALHIC is dependent upon a number of factors including earnings and financial condition, business needs and capital and surplus requirements as well as applicable regulatory restrictions. Under Pennsylvania law, PILIC and PALHIC are currently unable to pay dividends without the prior approval of the Pennsylvania Insurance Commissioner as a result of PILIC's and PALHIC's statutory unassigned deficit of $13,538,000 and $4,147,000, respectively, which excludes common stock and additional paid-in capital amounts. The Company has not paid a cash dividend on its common stock since its inception in 1982 and intends on using retained earnings to fund its growth and liquidity needs.

         Possible Adverse Impact of Inadequate Loss Reserves or Deferred Acquisition Costs: Policy claims and the related policy benefit expenses are based upon a variety of estimation methods which are continually revised, incorporating the Company's benefit experience. Health benefits related to the Company's managed care products introduced in 1995 represent approximately 72%, 37% and 4% of 1997, 1996 and 1995 amounts, respectively. Since the Company's experience with these products has been limited and continues to emerge, no assurances can be given that policy benefit liabilities will ultimately be deemed adequate. Accordingly, the need for increased reserves could have a materially adverse affect on the Company's results of operations.

         The Company deferred policy acquisition costs for its managed care products are based on management's estimation that these costs are recoverable against future profits on these products. Increased lapsation over current levels or unprofitability in these products could result in an increase in the amortization rate of deferred acquisition costs which could have a material adverse impact.

         Reinsurance: The Company's principal reinsurer, Swiss Re Life & Health Limited ("Swiss Re"), notified the Company in 1997 that the Quota Share Reinsurance Agreement would not be renewed effective January 1, 1998. Swiss Re's obligation to assume paid losses incurred prior to January 1, 1998 remains in effect. The Company notified Swiss Re that it would not be renewing the Excess of Loss Agreement. The Company is currently in negotiation with a group of reinsurers and has placement slips regarding a replacement Quota Share Agreement and Excess of Loss Agreement to be effective January 1, 1998. Effective January 1, 1998, the Company's new reinsurance will be on a no loss, no gain basis for all policies in force as of December 31, 1997 until those policies are rate increased. The new agreements, when executed, may not be as comprehensive as the old agreement. Policies are generally rate increased on their six-month or twelve-month anniversary. Once policies in force as of December 31, 1997 have been rate increased, and for all policies sold during 1998, the Company will cede approximately 47.5% of group medical benefits. Furthermore, the Company will retain any profit in excess of 3% of ceded premium. Since the terms of the new reinsurance are effective January 1, 1998 and the terms of the old reinsurance remain in effect after December 31, 1997 for losses incurred prior to December 31, 1997, management believes that the effect of changes in reinsurance, if any, would not be material to the Company's financial position, results of operations and cash flow. The Company's 1998 results may be adversely impacted by loss experience on certain policies inforce as of December 31, 1997. The Company's 1998 results may be favorably impacted if quota share cessions result in a profit in excess of 3% of ceded premium on policies sold during 1998 and certain policies inforce as of December 31, 1997. The potential effect of any differences between old and new reinsurance on future results has not been determined; however, the impact could be significant.

         Highly Competitive Nature of the Insurance Industry: The Company operates in a competitive industry with regard to products, prices and services. Many competitors have considerably greater financial resources than the Company. In the United States more than 2,200 life insurance companies compete for life and health insurance business, and no one company dominates the marketplace. Most of the Company's direct competitors are small to medium sized life insurance companies and regional Blue Cross/Blue Shield organizations. Additionally, competition in the insurance industry may affect the Company's ability to achieve greater critical mass in its chosen product lines, while remaining competitive in compensation and product pricing.

         Reliance on Existing Management and Consultants: The Company has been largely dependent on existing management and certain consultants whose expertise and relationships have brought about recent alliances and acquisitions. The loss to the Company of one or more of its current existing executive officers or consultants could have a material adverse effect on the business and operations and results of operations of the Company. The Company has entered into employment agreements with certain officers which have non-compete and confidentiality provisions, and the Company maintains key man insurance with regard to Mr. Clemens. The Company has entered into consulting agreements with certain consultants which have non-compete and confidentiality provisions.

         Inability to Migrate Computer Infrastructure: The Company has contracted with consultants for the purpose of migrating the Company's computer systems from mid-range computers to client-server technology supported by well-known hardware and software suppliers. No assurances can be given that the new computer system will meet the Company's expectations and that the migration of administrative systems will contain costs and improve efficiency.

         Year 2000 Compliance: In 1997 the Company began implementing its year 2000 Compliance Plan. In 1997 the Company installed a new general ledger and accounts payable system that would be year 2000 compliant. In addition, HPS, the Company's outsourcing vendor, has begun the transition of HPS's billing and administrative systems for fully insured products and will continue to work on this project in 1998. HPS has received the new release of its ERISCO ClaimsFacts claims management system, which the Company understands is Year 2000 compliant, and intends to implement this release in 1998. The Company's health and group life products are administered by HPS. The Company's and HPS's Year 2000 Compliance Plan also provides for updating interfaces between the Company and HPS. The Company continues to evaluate alternatives for its life administration hardware and software used in administering its individual life and annuity policy billing, account values, loans, claims and commission activities. The Company's life administration system is not Year 2000 Compliant but the Company is evaluating a wide range of alternatives and expects to be Year 2000 Compliant by mid 1999. Although the costs associated with becoming Year 2000 compliant cannot be precisely predicted, management does not expected such costs to have a material effect on the Company's results. There can be no assurance that HPS or other third parties with whom the Company does business will achieve Year 2000 Compliance. As a result, the Company's business could be adversely affected.

         HPS Outsourcing: The Company's group medical and life billing and collection, customer service, claims processing and commission accounting are now being performed by HPS. Further, information needed for the Company to administer reinsurance and manage loss experience and premium rates are dependent upon HPS. The Company's funds are retained in separate bank accounts held in trust administered by HPS. The inability of HPS to perform under its Agreement could have a material adverse impact on the Company's business and results of operations.

         Internet Venture: The Company, through Insurion, Inc. is developing online sales and service capabilities utilizing internal and external resources. Various agreements require Insurion to launch an Internet WEB site no later than October 1, 1998. Insurion has retained outside consultants and vendors to develop the Internet WEB site and oversee the development of the overall sales process, the cost of which is significant. No assurance can be made that the site will be operational on time, that the cost associated therewith will not exceed the Company's estimates, or that the Company may be able to meet its contractual obligations under the above agreements. The sale of medical and other insurance via the Internet WEB is a new and unproven marketing channel and there is no assurance that Insurion will be able to sell a sufficient volume of new business on the Internet WEB during the initial term of the AOL Interactive Marketing Agreement to make the venture viable. HPS paid the Company $0.75 million in March 1998 to be the exclusive administrator of this business. Insurion privately placed $5 million of convertible debt in May 1998 to partially fund future obligations. In addition, financing must be secured from external sources to support the obligations and funding of Insurion. There can be no assurance that the Company's efforts will be successful, or if successful, that the terms will be favorable to the Company.

Number of Employees

         The Company, including its subsidiaries, currently employs approximately 100 people, a decrease from 221 for the prior year, primarily as a result of the HPS arrangement, which outsourced the Company's administration and claims. None of the employees is represented by a collective bargaining representative. The Company believes that its employee relations are excellent.


Item 2. Properties.

         The Company's principal office, located at 2500 DeKalb Pike, Norristown, Pennsylvania, is owned by PILIC. This property is comprised of approximately 6.5 acres of land and buildings containing approximately 44,000 square feet of space. PILIC also owns a three-story office building located in Abington, Pennsylvania, which is leased to unaffiliated third parties. NIA, a wholly owned subsidiary of PILIC, leases commercial office space in Lakewood, Colorado for the operation of a regional sales office. NIA's lease is for 3,300 square feet. The Company believes its existing facilities are suitable to conduct its present business.


Item 3. Legal Proceedings.

         The Company is involved in normal litigation in the settlement of insurance claims. Management is of the opinion that neither the litigation nor these claims will have a material adverse effect on the results of operations or financial position of the Company.


Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of holders of the Company's common stock during the fourth quarter of 1997 or the first quarter of 1998.

                                     PART II


Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters.

Price Range of Common Stock

         The following table shows the range of quarterly high and low sale prices for the Company's common stock. The Company's common stock was listed on the NASDAQ National Market until its delisting on June 12, 1998 due to the delayed filing of the Company's December 31,1997 Annual Report on Form 10-K and the March 31, 1998 Quarterly Report on Form 10-Q. The Company's common stock does not currently trade on any exchange. Recent trading activity of the Company's common stock since June 12, 1998 has occurred on Instinet Corporation's online trading service.

                                             1998                           1997                          1996
                                    ----------------------          ---------------------          ---------------------
                                     High           Low              High          Low              High         Low
                                    ----------------------          ---------------------          ---------------------
         First Quarter               6-15/16         2-1/4           14-3/8        8-5/8             9-3/8        5-3/4

         Second Quarter              6-15/16        3-5/16           10-1/2        3-3/4            10-5/8        5-1/8
         Third Quarter                                                5-1/8            3            15-7/8        8-1/2
         Fourth Quarter                                               3-7/8        2-1/8            14-1/2       10-5/8

         On June 30, 1998, the closing price of the Company's common stock was $5.75. On that same date, there were approximately 2,650 shareholders.

Dividends

         The Company has not paid a cash dividend on its Common Stock since its inception in 1982, except for dividends paid for an acquired subsidiary. The Company currently intends to retain all earnings to finance the expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

         Dividends paid by the Company over and above the financial assets of PAMCO are dependent upon the ability of PILIC to pay dividends to PAMCO and the ability of PALHIC to pay dividends to its parent, PILIC. Dividend payments by PILIC and PALHIC are dependent upon a number of factors, including earnings and financial condition, business needs and capital and surplus requirements, as well as applicable regulatory restrictions. Under Pennsylvania law, PILIC and PALHIC are currently unable to pay dividends without the prior approval of the Pennsylvania Insurance Commissioner as a result of PILIC's and PALHIC's statutory unassigned deficit of $13,538,000 and $4,147,000, respectively, which excludes common stock and additional paid-in capital amounts.

         The Company paid cash dividends on the Series A and Series B Preferred Stock at the rate of $0.0636363 and $0.109090, respectively, per quarter from 1993 to the present. All Series B Preferred Stock was converted into common stock in 1996.

Recent Sales of Unregistered Securities

         On November 1, 1995, the Company granted warrants to purchase 50,000 shares of the Company's common stock at $5.00 per share and are exercisable through November 1, 1998 to a consultant in consideration for services rendered. On June 6, 1996, 100,000 warrants were granted to an investment banking firm in consideration for services rendered at $9.00 per share and are exercisable through June 6, 2001.

         Effective as of January 1, 1996, the Company granted a warrant and an amended warrant to a consultant for services rendered to purchase 100,000 shares of the Company's common stock per year for each of three years at the market price per share as of January 1, 1996, January 1, 1997, and January 1, 1998, provided PILIC has achieved new annualized premium sales production of at least $35,000,000, $45,000,000 and $50,000,000, respectively, for each of these calendar years. PILIC has realized the annualized premium threshold for the years ended December 31, 1996 and December 31, 1997, and accordingly, the consultant is entitled to exercise 200,000 warrants for 1996 and 1997.

         Effective as of October 6, 1997, the Company granted warrants to purchase 25,000 shares of its common stock to an employee for services rendered. The exercise price was $4.00 per share, the fair market value on the date of the grant. The option expires on October 6, 2000, and is exercisable in three equal installments, one-third upon issuance, an additional one-third October 6, 1998, and the remaining balance on October 6, 1999.

         Effective in November, 1997, the Company granted warrants to purchase 25,000 shares of its common stock each to two of the Company's exclusive agents engaged in selling life insurance to members of the U.S. Armed Forces and government employees for services rendered at an exercise price of $5.00 per share. These warrants expire in November 2002.

         The Company and AOL entered into the AOL Agreement, dated as of February 1, 1998. In connection therewith, warrants were granted to AOL as follows: (a) for the purchase of 300,000 shares of the Company's common stock at an exercise price of $4.48 (based on the average NASDAQ closing prices for the last 20 days preceding the determination date as defined in the agreement) per share, exercisable at anytime during the five-year term ending January 31, 2003;
(b) a performance warrant representing the right for a seven-year term to purchase up to an additional 150,000 shares of the Company's common stock at an exercise price of $5.15, which vests quarterly in accordance with the terms and conditions of the warrant; and (c) in the event that the Company exercises its right to renew the AOL Agreement for an additional two-year term following the initial 20-month term, an additional warrant representing the right for a seven-year term to purchase up to 300,000 shares of the Company's common stock at an exercise price of $5.15, which vests quarterly in accordance with the terms and conditions of the performance warrant.

         Effective February 24, 1998, the Company agreed to issue warrants to purchase 50,000 shares of the Company's common stock to an investment banking firm at an exercise price of $9.00 per share and expiring April 30, 2005 for services rendered.

         Effective March 31, 1998, the Company entered into a Consulting Agreement with Lynx Capital Group, L.L.C., a California corporation (the "Consultant"), which provides for retention of Lynx as a consultant with respect to the development and marketing of health insurance products over the Internet and the establishment of a web site for the Company. The Consultant is compensated by the payment of a consulting fee of $10,000 per month. The Company agreed to issue to Consultant (a) options to purchase 150,000 shares of the Company's common stock upon the closing of an agreement with AOL at per share exercise price equal to $3.57, exercisable within three years; (b) options to purchase 100,000 shares of the Company's common stock upon securing equity funding for the venture in an amount not less than $10,000,000, at a price equal to the closing price of the Company's common stock during the sixty days immediately preceding the closing of such financing, to expire three years from the date of the grant; (c) options to purchase 50,000 shares of the Company's common stock upon the internet based retailing venture and web site established for the Company becoming operational at an exercise price equal to the average closing price of the Company's common stock during the thirty business days immediately preceding the date on which the web site becomes operational, the options to be exercised within three years of the grant; (d) options to purchase 50,000 shares of the Company's common stock upon the conclusion of interactive advertising/marketing agreements with internet service providers and search engine specialty content providers at an exercise price equal to the average closing price of the Company's common stock during the thirty business days preceding conclusion of the interactive advertising/marketing agreements, the option to be exercised within three years of the grant; and (d) options to purchase 50,000 shares of the Company's common stock provided that Consultant obtains funding for the Company in an amount not less than $5,000,000 from HPS, FHG, or any other insurance company whose products are sold through Provident's Internet WEB sites thirty business days from the date that financing is completed, the options to be exercised within three years of the grant.

         Effective May 29, 1998, the Company granted warrants to purchase 100,000 shares of the Company's common stock to a service provider to the Company at an exercise price of $9.00 per share expiring May 29, 2003 in consideration for entering into the HPS E-Commerce Agreement described in Note S- Subsequent Events of the financial statements.

         Effective May 29, 1998 Insurion, Inc. issued a $5,000,000 Convertible Note due June 30, 2003 to a service provider to the Company. Interest on the Convertible Note is accrued at an annual rate of 5.5% and is payable on conversion or June 30, 1999, whichever occurs first. Insurion may repay the Convertible Note before the due date in part or in full without penalty and in that event the holder has the right to exercise the conversion privileges for a period of 90 days prior to prepayment. The Convertible Note is convertible into Insurion, Inc. Class A Common Stock, at the holder's option, in whole or in part, 1 day prior to any of the following: 1) the sale of all or substantially all of Insurion's business or assets, 2) the sale or transfer of 50% or more of Insurion's outstanding capital stock owned by the Company, 3) the acquisition of 80% or more 's of Insurion's outstanding capital stock by an unaffiliated third party, 4) May 29,1999 or 5) Insurion's first public offering of its common stock which offering is underwritten on a firm commitment or best efforts basis and produces gross proceeds in excess of $25,000,000.

         All warrants issued in 1997 and 1998 and the Convertible Note issued in 1998, and the option issued in 1997, were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data.

         The following selected consolidated financial information has been derived from the consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this report has been audited by BDO Seidman, LLP for 1997, and by Coopers and Lybrand, LLP for all prior years.


                                                                        Years Ended December 31,
                                                            1997        1996        1995         1994        1993
                                                            ----        ----        ----         ----        ----
                                                        (in thousands, except for per share data)
Statement of Operations Data:

Premiums earned excluding HealthQuest                       $ 43,083    $ 41,656    $ 32,709     $ 36,395    $ 40,634
Premiums earned - HealthQuest                                 11,170       3,050
Net investment  and other income                               7,027       4,941       4,127        3,736       3,782
Realized gains (losses) on investments                           750       2,100         211          (89)      1,575
Litigation settlement, net                                                22,400
                                                        --------------------------------------------------------------
Total revenues                                                62,030      74,147      37,047       40,042      45,991

Benefits and expenses                                         85,044      51,630      40,728       41,026      44,694
                                                        --------------------------------------------------------------
Income (loss) before income taxes  and
  cumulative effect of accounting change                     (23,014)     22,517      (3,681)        (984)      1,297
Income taxes (benefit)                                        (4,589)      6,397          20           13          99
                                                        --------------------------------------------------------------
Income (loss) before cumulative
 effect of accounting change                                 (18,425)     16,120      (3,701)        (997)      1,198

Cumulative effect of  accounting change                                                                          (294)
                                                        --------------------------------------------------------------
Net income (loss)                                            (18,425)     16,120      (3,701)        (997)        904
Dividends on preferred stock                                     148         194         334          334         192
                                                        --------------------------------------------------------------

Net income (loss) applicable to common stock               $ (18,573)   $ 15,926    $ (4,035)    $ (1,331)      $ 712
                                                        ==============================================================

Per share data, Basic
    Before cumulative effect of accounting change             ($1.84)      $1.66      ($0.44)      ($0.16)      $0.10
    Cumulative effect of accounting change                                                                      (0.03)
                                                        --------------------------------------------------------------
  Earnings (loss) per share of common stock                   ($1.84)      $1.66      ($0.44)      ($0.16)      $0.07

Per share data, Diluted
    Before cumulative effect of accounting change             ($1.84)      $1.36      ($0.44)      ($0.16)      $0.10
    Cumulative effect of accounting change                                                                      (0.03)
                                                        --------------------------------------------------------------
  Earnings (loss) per share of common stock                   ($1.84)      $1.36      ($0.44)      ($0.16)      $0.07

Per share dividends paid on common stock, basic                $0.00       $0.00       $0.02        $0.00       $0.00
Per share dividends paid on common stock, diluted              $0.00       $0.00       $0.02        $0.00       $0.00

Shares outstanding, basic                                     10,090       9,610       9,100        8,421       9,511
Shares outstanding, diluted                                   10,090      11,674       9,100        8,421       9,511



                                                                         Years Ended December 31,
                                                            1997        1996        1995         1994        1993
                                                            ----        ----        ----         ----        ----
                                                                (in thousands, except for per share data)

Balance Sheet Data:

Investments                                                 $ 47,101    $ 61,942    $ 46,890     $ 39,467    $ 42,413
Total assets                                                  98,365      93,054      67,151       60,586      62,934
Loans payable                                                  5,077         298         830        1,166         182
Stockholders' equity                                           4,009      22,053       3,424        4,530       8,623
Stockholders' equity
     per common share (1)                                     $ 0.38      $ 2.08      $ 0.34       $ 0.48      $ 0.92


(1) Assumes conversion of Series A and Series B Cumulative Convertible Preferred stock into common stock of the Company on a share-for-share basis in years 1995, 1994 and 1993 and conversion of Series A Cumulative Convertible Preferred stock in 1997 and 1996 on a share-for-share basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

1997 Results compared to 1996 Results

         Net loss applicable to common stock was $18.6 million or $1.84 per diluted share for 1997 compared to net income of $15.9 million or $1.36 per diluted share for 1996. The 1997 results were unfavorably impacted by higher health policy benefits, write-off of deferred acquisition costs, and transition costs associated with the HPS outsourcing. The 1996 results were primarily the result of a litigation settlement representing $14.6 million of net income plus related realized gains on the sale of stock received as a result of the settlement.

         Policy claims are based on a variety of estimation methods, which are continually revised incorporating the Company's most recent benefit experience. As a result of higher than expected out-of-network claim utilization and greater than expected claim frequency, the Company increased its loss ratio assumptions during the year, which, in turn, resulted in an underwriting loss for 1997. In reaction to these items, the Company began a series of corrective actions, including premium rate increases, more stringent underwriting and revised policy designs providing for more severe penalties for those policyholders who elect to receive medical treatment outside of the authorized PPO networks. Although the Company believes policy claim liabilities are adequate, experience with these newer managed care products is limited and continues to evolve. A greater than anticipated claim experience could have a materially adverse impact on the financial position and results of operations.

         Accident and health gross premium was $84.7 million for 1997 compared to $57.2 million for 1996. Accident and health ceded premium was $39.5 million for 1997 compared to $25.7 for 1996. These increases were the result of increased new business relating to the Company's managed care health insurance products. The Company has expanded its group medical business through recent alliances and acquisitions. The Company has agreements with FHG for managed care cost containment and HPS for policy administration services which were effective in 1998. The Company outsourced its policy administration and claims to HPS in 1998 in an effort to achieve economies of scale and to provide enhanced policyholder services.

         At December 31, 1997 and 1996, gross annualized accident and health premium inforce on small group and managed care business amounted to $96.8 million and $68.2 million, respectively, consisting of approximately 50,000 and 36,000 certificate holders, respectively. The $28.6 million net increase in annualized premium resulted from new business issued in 1997 of $68.1 million, plus premium rate increases of approximately $10.0 million less lapses amounting to approximately $49.5 million. Managed care products accounted for 82% and 65% of the inforce premium at year end 1997 and 1996, respectively, of the group accident and health business.

         The lapse ratio on small group and managed care accident and health insurance business based on annualized premium was 45% for 1997 compared to 38% for 1996. The lapse ratios reflect the results of premium rate increases as well as the Company's continued shift toward managed care plans and away from traditional healthcare insurance. The Company's traditional healthcare insurance plans have higher premiums and higher policy benefits than its managed care plans. The accident and health lapse ratios include small group medical plans which by their nature have high lapsation. In an effort to improve the lapse ratio, the Company continues to follow the practice of pooling claim experience for re-rating of all cases with less than 25 participants. In addition, the Company has a conservation program which, as part of the renewal process, offers alternatives such as increased deductibles and different benefit structures designed to enable policyholders to maintain insurance protection without increased premium rates. While some policyholders have switched to lower premium insurance plans, the Company does not believe the plans are less profitable.

         Life and annuity premium of $9.6 million for 1997 declined from $11.3 million for 1996 due to reduced pre-need premium. Individual life insurance lapse ratios for 1997 and 1996 were 11% and 10%, respectively. Life and annuity reinsurance ceded was $0.5 million for 1997 compared to $1.9 million recaptured for 1996, due to the Company's 1996 recapture of reinsurance originally ceded in 1995 on certain multi-pay pre-need life insurance policies.

         Net investment income of $3.5 million for 1997 increased modestly compared to $3.3 million for 1996, primarily due to an increase in bond investments. Net realized gains on investments of $0.8 million for 1997 decreased from $2.1 million for 1996, and reflect the sale of the Company's remaining holdings of Loewen stock.

         Accident and health policy benefits ratio net of reinsurance increased to 86.3% for 1997 compared to 60% for 1996 as a result of higher than expected claim experience on the Company's managed care products.

                                                            1997        1996
                                                            ----        ----
 Accident and health policy claims, net of reinsurance    $38,981     $18,963

 Accident and health premiums, net of reinsurance
     Gross before reinsurance ceded                       $84,719     $57,195
     Less reinsurance ceded                               (39,548)    (25,670)
                                                          -------     -------
     Premiums, net of reinsurance                         $45,171     $31,325

 Accident and health policy benefit ratio                    86.3%       60.2%

         Commissions, net of ceding allowance and deferred acquisition costs of $7.1 million for 1997 decreased from $7.9 million from 1996 due to the increased deferral of acquisition costs related to the Company's one-life managed-care products 1997. These costs were written-off in 1997 as amortization of deferred policy acquisition costs.

         Other operating expenses of $16 million for 1997 increased from $11.7 million for 1996, due to increased policy administration expenses caused by increased sales volume and transition expenses associated with the HPS outsourcing.

         Amortization of deferred policy acquisition costs of $10.9 million for 1997 increased from $0.6 million for 1996 primarily due to accelerated amortization in 1997 due to higher than expected lapses and worse than expected loss ratios. Increased lapsation over current levels or future unprofitability in managed care and certain life products could result in an increase in the amortization rate of unamortized deferred policy acquisition costs, which would adversely impact future earnings.

1996 Results compared to 1995 Results

         Net income applicable to common stock was $15.9 million or $1.36 per diluted share in 1996 compared to a loss of $4.0 million or $.44 per diluted share for 1995. The Company's 1996 net income was primarily the result of a litigation settlement, representing $14.6 million of net income plus related realized gains on the sale of stock received as a result of the settlement. 1996 results were favorably impacted by improved overall average accident and health policy benefits ratio offset by the Company's decision to recapture reinsurance ceded on certain multi-pay pre-need life insurance policies which resulted in a non-recurring pre-tax charge in 1996 of $1.0 million.

         Accident and health gross premium for 1996 was $57.2 million compared to $39.0 million for 1995. Accident and health ceded premium in 1996 was $25.7 million compared to $15.9 in 1995. These increases are as a result of increased new business from managed care health insurance products.

         The Company has expanded its group medical business through alliances and acquisitions. The Company has agreements with FHG for managed care cost containment and HPS for certain policy administration services. The Company acquired all of the outstanding shares of REF and Associates, Inc. ("REF") in order to obtain full control and the rights to the Company's "The Provident Solution" plan and eliminates future commission expense between the Company and REF.

         1996 results were not materially impacted as a result of the Company's acquisition of PALHIC, acquired for the purpose of expanding the number of available states which the Company is licensed to sell life and health insurance. PALHIC is licensed in 40 states while PILIC is licensed in 25 states and the District of Columbia. Together, the Company is licensed in 42 states and the District of Columbia.

        With the NIA acquisition the Company acquired 3,500 policyholders representing approximately $6.5 million of annualized premium at the date of acquisition. This business consists primarily of the "HealthQuest" product, a managed care one-life PPO product similar to "The Provident Solution" plan. The NIA Acquisition and the HealthQuest business accounted for the following during 1996; accident and health premiums, gross before reinsurance ceded of $6.1 million; accident and health premiums, net of reinsurance ceded of $3.1 million; total revenue of $3.6 million; benefits, net of reinsurance of $1.7 million; total expenses of $3.5 million; and pre-tax income of $0.1 million. These amounts represent the business acquired on May 1, 1996 together with post-acquisition HealthQuest sales and lapses and NIA's operations.

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

         The lapse ratio on small group and managed care accident and health insurance business based on annualized premium of 38% in 1996 declined from 41% in 1995. The lapse ratios reflect the results of premium rate increases as well as the Company's continued shift toward managed care plans and away from traditional healthcare insurance. The Company's traditional healthcare insurance plans have higher premiums and higher policy benefits than its managed care plans. The accident and health lapse ratios include small group medical plans which by their nature have high lapsation.

        Life and annuity premium of $11.3 million for 1996 declined from $13.2 million in 1995 due to reduced new premium growth caused by refinements in pre-need product and the Company's elimination of certain unprofitable marketing relationships selling the Company's pre-need products. The individual life insurance premium lapse ratios on an annualized basis for 1996 and 1995 were 10% and 9%, respectively.

         Life and annuity reinsurance ceded of ($1.9 million) was $5.5 million higher compared to 1995 due to the Company's 1996 recapture of reinsurance originally ceded in 1995 on certain multi-pay pre-need life insurance policies. The Company recaptured this business as a result of the availability of additional capital resulting from the litigation settlement. The recapture impact on 1996 results accounted for the following amounts: premium - life and annuity reinsurance ceded of $2.4 million; death and other life policy benefits of $3.1 million; and commissions, net of ceding allowance of $0.3 million. The cession impact on 1995 results accounted for the following amounts: premium - life and annuity reinsurance ceded of $3.2 million; death and other policy benefits of $3.2 million; and commissions, net of ceding allowance of ($1.0) million.

         Net investment income of $3.3 million for 1996 increased from $2.9 million in 1995, primarily due to an increase in bond investments in late 1996.

The Company realized $2.1 million in capital gains in 1996 as a result of selling Loewen stock received in connection with the litigation settlement.

         Accident and health policy benefits ratio improved in 1996 compared to 1995 as the result of more first duration business where underwriting and policy provisions tend to produce loss ratios that are lower than subsequent durations.

                                                          1996        1995
                                                        --------    --------

Accident and health policy claims,net of reinsurance    $18,963     $14,458

Accident and health premiums
  Gross before reinsurance ceded                        $57,195     $39,028
  Less reinsurance ceded                                (25,670)    (15,882)
                                                        --------    --------
  Premiums,net of reinsurance                           $31,525     $23,146
                                                        ========    ========

Accident and health policy benefit ratio                   60.2%       62.5%


"The Provident Solution" and HealthQuest products, introduced in 1995 represented 37% and 4% of accident and health policy benefits in 1996 and 1995, respectively.

         Other operating expenses of $11.7 million in 1996 increased from $11.6 million in 1995, due to increased policy administration expenses resulting from increased sales volume and expenses associated with the acquired HealthQuest book of business. With the CSE acquisition, the Company insourced its accident and health policy and claims administration functions in order to better control costs and service levels. The Company acquired CSE's staff and administration systems. The acquired administration system supported the Company's managed care products and alliances with managed care networks. The Company later determined that it was advantageous to outsource these functions to HPS effective in 1998.

         Amortization of deferred policy acquisition costs of $0.6 million for 1996 increased $0.5 million from 1995 primarily due to $0.4 million of managed care amortization in the second half of 1996 relating to deferrals in the third and fourth quarters of 1996.

Liquidity and Capital Resources

        A major objective of the Company is to maintain sufficient liquidity to fund growth, fulfill statutory requirements and meet all cash requirements with cash and short term equivalents plus funds generated from operating cash flow.

         The primary sources of cash are premiums, investment income and investment sales and maturities. The primary uses of cash are benefit payments to insureds, operating costs including policy acquisition costs and investment purchases. The Company's liquidity requirements are primarily created and met by PILIC and PALHIC. Starting in 1998, Insurion's sources of cash will be primarily private placements, a public offering and to a lessor extent marketing fee income. Insurion's primary uses of cash will be fee payments to AOL and other Internet sites, WEB site development and start-up expenses.

         Cash and investments carried at market value at December 31, 1997 of $63.9 million. This included $45.1 million of bonds issued by the U.S. Government, government agencies, public utilities and other corporations, $2.0 million invested in policy loans, real estate and other invested assets and $16.8 million in cash and cash equivalents. Bonds are investment grade securities with fixed incomes ranging in maturity from one to 30 years. The gross average yield on fixed income bonds as of December 31, 1997, 1996 and 1995 was 6.8%, 6.5% and 6.3%, respectively. The Company's investment policy is to buy medium term U.S. government direct and agency bonds. All bonds are considered to be "available for sale". The Company and its subsidiaries invest in neither high-yield debt instruments, defined as securities below investment grade with interest rates or yields significantly above market rates, nor derivative financial instruments.

         The Company entered into a line of credit with a bank during 1997 in the amount of $1 million with interest at 1% above the prime rate. The outstanding borrowing at December 31, 1997 amounted to $1.0 million. The Company anticipates repaying this amount in 1998.

         The Loewen settlement, described in Note K to the financial statements, provided a significant source of cash and invested assets in 1996. The settlement contributed approximately $22.4 million of pre-tax income, represented by $3 million of cash and 718,519 shares of Loewen common stock valued at $19.4 million. The Company sold 85% of its Loewen stock representing $18.5 million of equity investments, which included a realized pre-tax gain of $2 million, in 1996. The Company sold its remaining Loewen shares during the first quarter of 1997 that resulted in $4.1 million of cash from sale of investments and included a corresponding pre-tax gain of $1 million.

         Net cash used in operating activities of $5.4 million in 1997 reflects higher than expected paid claims on the Company's managed care products. Change in future policy benefits and claims of $17 million increased in 1997 compared to 1996 due to managed care health insurance product sales at higher than expected loss ratios. The Company anticipates the majority of its unpaid accident and health claims incurred during 1997 will be paid during 1998. The Company has sufficient cash available at December 31, 1997 to adequately fund these claim payments as they arise in 1998.

         Change in amounts due from reinsurers of $7.5 million in 1997 increased from $2.1 million in 1996, due to higher than expected claim payments which are recoverable from reinsurers in proportion to the percentage of risk they reinsure.

         In connection with the HPS Outsourcing Agreement, the Company received a $5.0 million cash advance in 1997 to be repaid over the 60-month term of the agreement at the rate of $85,000 per month.

         The Company has entered into agreements pursuant to which options to purchase shares of the Company's common stock will be granted to various agents as they achieve certain production quotas and performance levels. The Company also initiated a "1996 Employee Incentive Plan," granting options to purchase shares of the Company's common stock to key employees whom the Company believes are critical to the future success of the Company.

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

         The statutory capital and surplus of PILIC which includes amounts related to its subsidiary PALHIC, was $11.4 million at December 31, 1997. At December 31, 1997, PILIC calculated its "Risk Based Capital" utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate PILIC's adjusted capital of $12.0 million exceeds the Company Action Level amount required by $2.7 million. PALHIC's results of this computation indicate PALHIC's adjusted capital of $4.3 million exceeds the Company Action Level amount required by $2.6 million. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurers business. This formula is a primary measurement as to the adequacy of total capital and surplus of life insurance companies. Administrative rules and legal restrictions of state insurance departments presently prevent payment of dividends by PILIC and PALHIC to their parent companies without regulatory approval.

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

         Inflation has significantly increased the cost of health care. The adequacy of premium rates in relation to the level of health claims is constantly monitored and, where appropriate, premium rates are increased as policy benefits increase. Failure to make such increases commensurate with health care cost increases may result in a loss from health insurance operations.

         The Company's pre-need products include periodic adjustments to the face amount of the policy for increases in the consumer price index.

Capital Expenditures and Commitments

         The Company announced an interactive marketing agreement with AOL in March 1998. This agreement provides the Company with an exclusive agreement to market health insurance products through AOL. The Company has agreed to pay AOL a $8 million cash of which the Company paid AOL $4 million as of June 30, 1998 with $4 million due on September 1, 1998. Additionally, the Company expects to incur certain initial operating costs which will require funding before the AOL-related venture becomes operational in October 1998. HPS paid the Company $0.750 million in March 1998 to be the exclusive administrator of this business. Insurion privately placed $5 million of convertible debt in May 1998 to partially fund these obligations.

Item 8.  Financial Statements and Supplementary Data.

Report of Current Independent Accountants                             F-1

Report of Previous Independent Accountants                            F-2

Consolidated Balance Sheets - December 31, 1997 and 1996              F-3

Consolidated Statements of Operations
  Years ended December 31, 1997, 1996 and 1995                        F-4

Consolidated Statements of Changes in Stockholders' Equity
  Years ended December 31, 1997, 1996 and 1995                        F-5

Consolidated Statements of Cash Flows
  Years ended December 31, 1997, 1996 and 1995                 F-6 to F-7

Notes to Consolidated Financial Statements                    F-8 to F-37

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of Provident American Corporation


We have audited the accompanying consolidated balance sheet of Provident American Corporation and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. We have also audited the financial statement schedules as of and for the year ended December 31, 1997 listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident American Corporation and Subsidiaries as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Also, in our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein.





BDO Seidman LLP
Philadelphia, Pennsylvania
July 10, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Provident American Corporation
Norristown, Pennsylvania

We have audited the consolidated financial statements and the financial statement schedules of Provident American Corporation and Subsidiaries as of December 31, 1996 and for each of the two years in the period ended December 31, 1996. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident American Corporation and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

Coopers & Lybrand, LLP

2400 Eleven Penn Center
Philadelphia, Pennsylvania

March 11, 1997

                 Provident American Corporation and Subsidiaries
                           Consolidated Balance Sheets

(Dollars in thousands except Preferred and Common Stock Data)                                  December 31,      December 31,
                                                                                                  1997               1996
                                                                                               --------          ------------
Assets
Investments:
        Bonds                                                                                  $ 45,134            $ 54,985
        Equity securities, cost $12 and $3,901                                                        8               4,930
        Real estate less accumulated depreciation of $182 and $158                                  918                 942
        Policy loans                                                                                498                 526
        Other invested assets                                                                       543                 559
                                                                                               ---------          ----------
                        Total Investments                                                        47,101              61,942
Cash and cash equivalents                                                                        16,767               6,218
Premiums due and uncollected                                                                      2,106               1,318
Amounts due from reinsurers                                                                      16,092               9,240
Loans receivable from officer, director and stockholder                                           1,243                 461
Accrued investment income                                                                           610                 836
Federal income taxes receivable                                                                   3,325                  90
Property and equipment, less accumulated depreciation of $2,751 and $1,261                        6,804               4,711
Deferred tax asset                                                                                    0                 154
Unamortized deferred policy acquisition costs                                                     1,499               3,140
Goodwill, less accumulated amortization of $150 and $1,973                                        1,193               3,166
Other assets                                                                                      1,625               1,778
                                                                                               ---------          ----------
                        Total Assets                                                           $ 98,365            $ 93,054
                                                                                               =========          ==========
Liabilities and Stockholders' Equity
Future policy benefits:
        Life                                                                                   $ 40,665            $ 38,459
        Annuity and other                                                                         5,428               6,354
Policy claims                                                                                    31,109              15,438
Premiums received in advance and unearned                                                         2,677               2,348
Amounts due to reinsurers                                                                            37                 705
Accrued commissions and expenses                                                                  5,451               4,179
Loans payable                                                                                     5,077                 298
Capital equipment leases                                                                          1,151                   0
Income taxes payable                                                                                  0                 463
Deferred income taxes                                                                               100                   0
Other liabilities                                                                                 2,661               2,757
                                                                                               ---------          ----------
                        Total Liabilities                                                        94,356              71,001

Stockholders' Equity
Preferred stock, par value $1:  authorized 20,000,000 shares:
        Series A Cumulative Convertible, issued 580,250                                             580                 580
        Series B Cumulative Convertible, none issued
Common stock, par value $.10:  authorized 50,000,000, issued 10,209,160 and 10,078,710            1,021               1,008
Common stock, Class A, par value $.10: authorized 20,000,000, none issued
Additional paid-in capital                                                                       13,767              12,945
Net unrealized appreciation (depreciation) of bonds                                                 188                (177)
Net unrealized appreciation (depreciation) of equity securities                                      (3)                668
Retained earnings                                                                               (11,468)              7,105
                                                                                               ---------          ----------
                                                                                                  4,085              22,129
Less common stock held in treasury, at cost, 36,300 shares                                          (76)                (76)
                                                                                               ---------          ----------
                        Total Stockholders' Equity                                                4,009              22,053
                                                                                               ---------          ----------
                        Total Liabilities and Stockholders' Equity                             $ 98,365            $ 93,054
                                                                                               =========          ==========

            See notes to consolidated financial statements.

                Provident American Corporation and Subsidiaries
                      Consolidated Statements of Operations

(Dollars in thousands, except per share data)                                              Years Ended December 31,
                                                                                    1997                 1996             1995
                                                                               -----------         ------------     ------------
Revenue:
Premium:               Accident and health, gross                                 $84,719              $57,195          $39,028
                       Life and annuity, gross                                      9,555               11,308           13,220
                                                                               -----------         ------------     ------------
                       Total gross premium                                         94,274               68,503           52,248
                                                                               -----------         ------------     ------------

                       Accident and health reinsurance ceded                       39,548               25,670           15,882
                       Life and annuity reinsurance ceded                             473               (1,873)           3,657
                                                                               -----------         ------------     ------------
                       Total reinsurance ceded                                     40,021               23,797           19,539
                                                                               -----------         ------------     ------------

                       Net premium                                                 54,253               44,706           32,709

Net investment income                                                               3,487                3,280            2,858
Realized gains (losses) on investments                                                750                2,100              211
Processing fees and other revenue                                                   3,540                1,661            1,269
Litigation settlement, net of expenses                                                  0               22,400                0
                                                                               -----------         ------------     ------------

                  Total revenue                                                    62,030               74,147           37,047
                                                                               -----------         ------------     ------------

Benefits and expenses:
         Death and other policy benefits:
                  Life                                                              6,112                4,396            4,568
                  Accident and health, net of reinsurance                          38,981               18,963           14,458
                  Annuity contracts and other considerations                          737                1,137              892
                  Increase in liability for future policy benefits                  1,896                6,474            2,243
         Commissions, net of ceding allowance and
                  deferred acquisition costs                                        6,813                7,855            6,054
         Other operating expenses, net of ceding allowance
                  and deferred acquisition costs                                   15,301               11,716           11,561
         Amortization of deferred policy acquisition costs                         10,943                  584              103
         Depreciation and amortization of goodwill                                  4,261                  505              849
                                                                               -----------         ------------     ------------

                  Total benefits and expenses                                      85,044               51,630           40,728
                                                                               -----------         ------------     ------------

Income (loss) before income taxes                                                 (23,014)              22,517           (3,681)

Provision (benefit) for income taxes:
         Current                                                                   (5,205)               6,816             (131)
         Deferred                                                                     616                 (419)             151
                                                                               -----------         ------------     ------------
                  Total income taxes                                               (4,589)               6,397               20
                                                                               -----------         ------------     ------------

                  Net income (loss)                                               (18,425)              16,120           (3,701)
Dividends on preferred stock                                                          148                  194              334
                                                                               -----------         ------------     ------------
                  Net income (loss) applicable to common stock                   ($18,573)             $15,926          ($4,035)
                                                                               ===========         ============     ============

Income (loss) per share of common stock
                  Basic                                                           $ (1.84)              $ 1.66          $ (0.44)
                                                                               ===========         ============     ============
                  Diluted                                                         $ (1.84)              $ 1.36          $ (0.44)
                                                                               ===========         ============     ============

Common shares and equivalents used in computing income (loss) per share
                  Basic                                                            10,090                9,610            9,100
                  Diluted                                                          10,090               11,674            9,100
See notes to consolidated financial statements.


                Provident American Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity

(Dollars in thousands)

                                                                                                   Net Unrealized   Net Unrealized
                                                                                       Additional   Appreciation     Appreciation
                                            Preferred Stock         Common Stock         Paid-In   (Depreciation)    of Marketable
                                           Shares      Amount     Shares     Amount      Capital      of Bonds         Securities
                                          --------    --------   --------   --------   ----------  ---------------  ----------------
BALANCE, DECEMBER 31, 1994..........       1,006       $1,006      8,628     $  863      $10,130       $(2,563)
Pooling of interests with REF &
 Associates (in 1996)...............                                 610         61          (61)
Stock options exercised.............                                  22          2           79
Compensation expense on stock option
 grants.............................                                                          18
Cash dividends declared on preferred
 and common stock...................
Net unrealized appreciation of
 bonds..............................                                                                     3,030
Net loss............................
                                           -----       ------     ------     ------      -------       -------
BALANCE, DECEMBER 31, 1995..........       1,006        1,006      9,260        926       10,166           467

Conversion of Series B Cumulative
 Preferred stock....................        (426)        (426)       426         43           383
Retirement of treasury stock........                                (100)       (10)         (234)
Stock options and warrants
 exercised..........................                                 204         20           625
Compensation expense on stock
 issuance and stock option grants...                                  15          2           153
Issuance of common stock in
 connection with acquisition of
 businesses.........................                                 274         27         1,852
Net unrealized depreciation of
 bonds..............................                                                                      (644)
Net unrealized appreciation of
 equity securities..................                                                                                     $ 668
Cash dividends declared on preferred
 stock..............................
Net income..........................
                                           -----       ------     ------     ------      -------       -------           -----
BALANCE, DECEMBER 31, 1996..........         580       $  580     10,079     $1,008      $12,945       $  (177)          $ 668

Stock options and warrants
 exercised..........................                                  30          2           96
Compensation expense on stock
 issuance...........................                                 100         11          478
Compensation expense on stock
 option grants......................                                                         248
Net unrealized depreciation of
 bonds..............................                                                                       365
Net unrealized appreciation of
 equity securities..................                                                                                      (671)
Cash dividends declared on preferred
 stock..............................
Net loss............................
                                           -----       ------     ------     ------      -------       -------           -----
BALANCE, DECEMBER 31, 1997..........         580       $  580     10,209     $1,021      $13,767       $   188           $  (3)
                                           =====       ======     ======     ======      =======       =======           =====


                                          Retained    Treasury
                                          Earnings      Stock
                                         (Deficit)    (at cost)    Total
                                        -----------   ---------   --------
BALANCE, DECEMBER 31, 1994..........    $ (4,586)      $(320)     $ 4,530
Pooling of interests with REF &
 Associates (in 1996)...............
Stock options exercised.............                                   81
Compensation expense on stock option
 grants.............................                                   18
Cash dividends declared on preferred
 and common stock...................        (534)                    (534)
Net unrealized appreciation of
 bonds..............................                                3,030
Net loss............................      (3,701)                  (3,701)
                                        --------       -----      -------
BALANCE, DECEMBER 31, 1995..........      (8,821)       (320)       3,424

Conversion of Series B Cumulative
 Preferred stock....................                                    0
Retirement of treasury stock........                     244            0
Stock options and warrants
 exercised..........................                                  645
Compensation expense on stock
 issuance and stock option grants...                                  155
Issuance of common stock in
 connection with acquisition of
 businesses.........................                                1,879
Net unrealized depreciation of
 bonds..............................                                 (644)
Net unrealized appreciation of
 equity securities..................                                  668
Cash dividends declared on preferred
 stock..............................        (194)                    (194)
Net income..........................      16,120                   16,120
                                        --------       -----      -------
BALANCE, DECEMBER 31, 1996..........    $  7,105       $ (76)     $22,053

Stock options and warrants
 exercised..........................                                   98
Compensation expense on stock
 issuance...........................                                  489
Compensation expense on stock
 option grants......................                                  248
Net unrealized depreciation of
 bonds..............................                                  365
Net unrealized appreciation of
 equity securities..................                                 (671)
Cash dividends declared on preferred
 stock..............................        (148)                    (148)
Net loss............................     (18,425)                 (18,425)
                                        --------       -----      -------
BALANCE, DECEMBER 31, 1997..........    $(11,468)      $ (76)     $ 4,009
                                        ========       =====      =======

                See notes to consolidated financial statements.

                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

(Dollars in thousands)                                                                     Years Ended December 31,
                                                                                  1997                 1996                  1995
                                                                               --------              --------              --------
Cash flows from operating activities
    Net income (loss)                                                          $(18,425)             $ 16,120              $ (3,701)
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation, amortization and in 1997 and 1995
         asset impairment                                                         4,286                   515                 2,934
      Equity securities received from litigation settlement                                           (19,400)
      Net realized (gain) on investments                                           (750)               (2,100)                 (211)
      Changes in assets and liabilities
         Premium due and uncollected, unearned
               premium and premium received in advance                              130                   971                   237
         Due to/from reinsurers                                                  (7,520)               (2,112)                3,050
         Accrued investment income                                                  226                  (186)                    3
         Other assets, current and deferred income
               taxes and other liabilities                                       (3,222)                 (969)                   81
         Deferred policy acquisition costs, net                                   1,641                (2,154)                 (676)
         Accrued commissions and expenses                                         1,272                 1,906                    74
         Future policy benefits and policy claims                                16,951                 8,528                 1,743
                                                                               --------              --------              --------
    Net cash provided by (used in) operating activities                          (5,411)                1,119                 3,534
                                                                               --------              --------              --------

Cash flows from investing activities
      Purchases of bonds                                                        (25,128)              (24,861)              (13,747)
      Purchases of equity securities and other investments                         (100)               (1,194)                 (246)
      Sale of bonds                                                              35,879                16,719                 9,350
      Sale of equity securities                                                   4,420                18,504
      Maturity of investments and loans                                                                   645                   328
      Repayments of loans receivable                                                250                                         738
      Loans to officer, director and shareholder                                 (1,032)                 (461)
      Purchases of property and equipment                                        (3,206)                 (745)                  (76)
      Acquisition of businesses, net                                                                   (3,745)
      Sale of business, net                                                                                                   1,756
                                                                               --------              --------              --------
    Net cash provided by (used in) investing activities                          11,083                 4,862                (1,897)
                                                                               --------              --------              --------

                 See notes to consolidated financial statements.

                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

(Dollars in thousands)                                                                       Years Ended December 31,
                                                                                 1997                  1996                   1995
                                                                             ---------               -------                --------
Cash flows from financing activities
      Withdrawals from contractholder deposit funds, net                         (589)                (1,797)                  (996)
      Proceeds from note payable                                                5,039                     78                     78
      Repayments of notes payable                                                (260)                  (745)                  (414)
      Issuance of common stock                                                    835                    733                     81
      Dividends paid on preferred and common stock                               (148)                  (194)                  (534)
                                                                             --------               --------               --------
    Net cash provided by (used in) financing activities                         4,877                 (1,925)                (1,785)
                                                                             --------               --------               --------

Net increase (decrease) in cash and cash equivalents                           10,549                  4,056                   (148)
    Cash and cash equivalents, beginning of year                                6,218                  2,162                  2,310
                                                                             --------               --------               --------
    Cash and cash equivalents, end of year                                   $ 16,767               $  6,218               $  2,162
                                                                             ========               ========               ========

Supplemental disclosure of cash flow information
    Interest paid                                                            $     97               $     56               $    101
    Income taxes paid (refunded), net                                        $ (1,490)              $  6,330               $    (13)

Non-cash investing activities

         In 1997, the Company incurred capital lease obligations in connection with the acquisition of certain equipment.

         In 1996, the Company issued stock in connection with certain business acquisitions described in Note C and received stock in connection with a litigation settlement described in Note K.


                 See notes to consolidated financial statements.

                 Provident American Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 1997

(Dollars in thousands, except per share amounts)

Note A - Nature of Operations

         Provident American Corporation ("PAMCO") is an insurance holding company. The operations of PAMCO and its subsidiaries (the "Company") are principally those of its wholly owned life insurance companies, Provident Indemnity Life Insurance Company ("PILIC") and Provident American Life and Health Insurance Company ("PALHIC").

         PAMCO is a Pennsylvania corporation and is regulated as an insurance holding company by the 42 states in which PILIC and PALHIC are licensed. The Company markets and underwrites group life and accident and health coverages as well as individual life insurance policies through independent agents and brokers. The Company's major line of combined group life and health business is written through several association groups and discretionary group trusts.

Note B - Significant Accounting Policies

         Principles of consolidation: The consolidated financial statements of PAMCO and subsidiaries have been prepared in accordance with generally accepted accounting principles (GAAP) and include the accounts of PAMCO and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

         Bonds are classified as "available-for-sale", reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes.

         Equity securities are classified as "available-for-sale" and carried at fair value.

         Real estate is stated at cost, less accumulated depreciation; policy loans are stated at the aggregate unpaid principal balances.

         Cash equivalents consist of highly liquid investments with maturities of three months or less from date of purchase. The Company utilizes two banking institutions for insurance and investment operations. The Company had bank deposits which exceeded federally insured limits by approximately $12,000 at December 31, 1997.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

         Realized gains and losses (including provisions for market declines considered to be other than temporary) are included in the determination of net income (loss) as revenues. The cost of investments sold is determined on a specific identification basis.

         Unrealized gains and losses on securities available-for-sale are excluded from earnings and included as a separate component of stockholders' equity, net of applicable deferred income taxes.

         Deferred policy acquisition costs are costs which vary with and in direct proportion to new business volume and include excess first year commissions, policy issue and underwriting expenses net of application fees and reinsurance ceding allowances. Accordingly, policy acquisition costs are deferred and amortized in order to match the costs of writing new business against the expected future revenues. Amortization of deferred policy acquisition costs relating to managed care business ("The Provident Solution" and HealthQuest) are established when polices are issued and is based on projected premium over a four-year period incorporating current lapse experience and for life insurance business based on the same projected premium assumptions used in computing reserves for future policy benefits. Unamortized costs are compared to the estimated future profitability for these products. If the unamortized costs exceed the estimated future profitability for these products, the unamortized cost will be written down to equal the estimated future profitability. The Company's estimates of future profitability consider investment income.

         Property and equipment (principally home office property) are recorded at cost. Expenditures for improvements that increase the estimated useful life of the asset are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Upon sale or retirement, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in operations.

         Goodwill represents the excess of the Company's purchase price over the fair value of the net assets acquired and is being amortized on a straight line basis over 10-20 years. The Company continually monitors the net realizable value of goodwill and recognizes a charge to expense when it is determined that a permanent impairment exists. During 1997 the Company determined the goodwill associated with the NIA and CSE acquisitions were impaired as a result of the outsourcing agreement with HPS described in Note R and was written off.

         Income taxes: Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

         Recognition of premium revenue: For accident and health policies, premiums are recognized when earned. For life insurance policies, premiums are recognized when due. Limited-payment contract premiums received in excess of net premiums are deferred and recognized into income in a constant relationship with insurance in-force. Considerations from annuity contracts are accounted for as fund deposits with revenues reflecting administrative and other charges.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

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

         Reinsurance: The Company uses reinsurance to limit the impact of large losses by spreading the risk, and therefore limiting adverse claims experience. A significant portion of the reinsurance is effected under quota-share reinsurance contracts and, in some instances, by excess-of-loss reinsurance contracts. The Company's consolidated statements of operations present premium on a gross basis before reinsurance ceded together with the ceded premiums while policy benefits are presented net of reinsurance and commissions are presented net of reinsurance allowances.

         Earnings (loss) per share of common stock: In 1997, the Company adopted SFAS No. 128 "Earnings Per Share" resulting in the presentation of basic and diluted earnings per share ("EPS"). Prior years' EPS data presented have been restated. Equivalents were anti-dilutive in 1997 and 1995.

         Reclassifications and restatement of prior year amounts: Certain prior year amounts have been reclassified to conform to the current year's presentation.

         Impairment of Long-lived Assets: Long-lived assets and certain identifiable intangibles including goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In 1995 management determined that certain intangible assets and equipment should be written off. Approximately $2,200 was charged against operations in 1995. The assets related to systems development and hardware costs were replaced with systems acquired through acquisitions. In addition, goodwill and value of insurance in force purchased was written off. During 1997 the Company wrote off certain computer hardware, equipment, software and goodwill as described in Note R.

         Recent accounting standards: SFAS 129 "Disclosure of "Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires the disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participating rights), call prices and dates, conversion or exercise prices and redemption requirements. SFAS 129 has been adopted by the Company.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

         SFAS 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the prominence as other financial statements.

         SFAS 131 "Disclosure about Segments of a Business Enterprise" establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available and that is regularly used by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         SFAS 132 "Employers' Disclosures about Pensions and other Postretirement Benefits" revises and standardizes disclosure requirements about pensions and other postretirement benefit plans to the extent practicable. SFAS 132 requires additional information on changes in benefit obligations and the fair values of plan assets that will facilitate financial analysis.

         SFAS 130, SFAS 131 and SFAS 132 are effective for periods ending after December 15, 1997. The Company has not been able to fully evaluate the impact, if any, that adoption of these recent pronouncements will have on future financial statement disclosures.

         SFAS 133 "Accounting for Derivative Instruments and Hedging activities establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all periods beginning after December 15, 1997. The Company had no derivative instruments as of December 31, 1997.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Note C - Acquisitions of Subsidiaries and Business

         Effective March 1, 1996, PILIC acquired all of the issued and outstanding stock of Union Benefit Life Insurance Company, a Pennsylvania stock life insurance company, ("UBLIC") for an amount equal to its adjusted capital and surplus (approximately $3,750), $500 in cash, plus the issuance of 100,000 shares of PAMCO's common stock. The Company has changed UBLIC's name to PALHIC. The shares issued are registered securities but have trading restrictions attached. Concurrently, the Company, PALHIC and PILIC entered into an agreement for the purchase and sale of the PALHIC business with Life and Health Insurance Company of America, a Pennsylvania insurer ("LHI"), pursuant to which all of the insurance business of PALHIC was purchased by LHI immediately prior to the purchase of the PALHIC stock by PILIC. The purchase price payable by LHI to PALHIC for the purchase of the PALHIC business was $1,800. PALHIC is licensed to transact life, accident and health insurance in forty (40) states and the District of Columbia. PALHIC began underwriting the Company's life, accident and health insurance products in 1997. This transaction was accounted for as a purchase.

         Effective May 1, 1996, the Company acquired all of the issued and outstanding stock of NIA Corporation ("NIA"), d/b/a National Insurance Administrators, and its wholly owned subsidiary, American Brokerage Corporation ("ABC") from MidAmerica Mutual Life Insurance Company ("MAM") for $254 of cash and 50,000 shares of PAMCO's common stock. NIA and ABC are Colorado corporations. NIA, a third party administrator, and ABC, an insurance marketer, collectively design, market and service private-label health insurance plans. As a part of this transaction, PILIC assumed approximately 3,500 in-force "HealthQuest" medical policies originally underwritten by MAM and its subsidiaries. This transaction was accounted for as a purchase and its impact on the Company's consolidated results of operations was $3,100 of net earned premium.

         On June 18, 1996, the Company acquired, effective January 1, 1996, all of the issued and outstanding stock of Richard E. Field & Associates, Inc., d/b/a REF & Associates, Inc. ("REF"), from its shareholders Richard E. Field and Arthur Ivey for 610,000 shares of PAMCO's common stock. REF, a California corporation, is engaged in marketing certain life and health insurance products of PILIC. This transaction was accounted for as a pooling of interests.

         On August 15, 1996, the Company acquired Coastal Services Eastern, Inc. ("CSE") from its shareholders for 123,937 shares of the Company's common stock. CSE's sole business was providing the Company with policy and claims administration at the Company's facility using CSE's administration system along with its employees. This transaction was accounted for as a purchase.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Note D - Investments and Financial Instruments

Investments in bonds are classified as available for sale and consisted of the following.


                                                                       December 31, 1997
                                             ------------------------------------------------------------------
                                                                                                        Book and
                                                           Amortized             Unrealized               Fair
                                                Cost          Cost          Gains          Losses         Value
                                                ----          ----          -----          ------        ------
Fixed maturities:
        United States Government
           and Agencies                       42,114        $42,079        $   428        $   198        $42,309
        Canadian Government                     --             --             --             --             --
        Public Utilities                         788            790              8           --              798
        Corporate                              1,960          1,976             52           --            2,027
                                             -------        -------        -------        -------        -------
               Total fixed maturities        $44,862        $44,845        $   488        $   198        $45,134
                                             =======        =======        =======        =======        =======

                                                                       December 31, 1996
                                             ------------------------------------------------------------------
                                                                                                        Book and
                                                           Amortized             Unrealized               Fair
                                                Cost          Cost          Gains          Losses         Value
                                                ----          ----          -----          ------        ------
Fixed maturities:
       United States Government
          and Agencies                       $49,407        $49,285        $   246            637        $48,894
       Canadian Government                     1,488          1,486             93                         1,579
       Public Utilities                          790            792                            11            781
       Corporate                               3,670          3,695             49             13          3,731
                                             -------        -------        -------        -------        -------
               Total fixed maturities         55,355         55,258            388            661         54,985
                                             =======        =======        =======        =======        =======

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)





         Summary of net unrealized gain or loss balances and change for the year ended December 31, 1997 and 1996:

                                                                                               Change during the
                                                                    Balance at                  12 months ended
                                                                   December 31,                   December 31,
                                                               1997           1996            1997           1996
                                                            -------         -------         -------         -------
Net Unrealized Appreciation (Depreciation) on Bonds
Unrealized gains (losses), pre-tax
    Gains                                                   $   487         $   388         $    99         ($  646)
    Losses                                                     (198)           (661)            463            (561)
                                                            -------         -------         -------         -------
    Net gains (losses)                                          289            (273)            562          (1,207)
Deferred federal income tax (provision) benefit                (101)             96            (197)            423
Amount applicable to life future policy benefits                  0               0               0             140
                                                            -------         -------         -------         -------
Net unrealized appreciation (depreciation) of bonds         $   188         ($  177)        $   365         ($  644)
                                                            =======         =======         =======         =======
Net Unrealized Appreciation (Depreciation) on Stocks
Unrealized gains (losses), pre-tax
    Gains                                                   $     0         $ 1,311         ($1,311)        $ 1,311
    Losses                                                       (4)           (282)            278            (282)
                                                            -------         -------         -------         -------
    Net gains (losses)                                           (4)          1,029          (1,033)          1,029
Deferred federal income tax (provision) benefit                   1            (361)            362            (361)
                                                            -------         -------         -------         -------
Net unrealized appreciation (depreciation) of bonds         ($    3)        $   668         ($  671)        $   668
                                                            =======         =======         =======         =======



         Changes in fair value of bonds were a direct result of the overall change in interest rates. The Company's bond investments are comprised of high-quality investment-grade securities.

         Fair values of bond investments in good standing are principally a function of current interest rates, which are not considered in computing related future liabilities to contract holders. The presentation of estimated values for assets based on current interest yields without a corresponding revaluation of contractholder liabilities can be misinterpreted.

         The Company has various financial assets and liabilities outstanding at December 31, 1997. Management believes that the book value of these financial instruments (cash and invested assets, future policy benefits and notes payable) approximates their fair values since the instruments carry interest rates which approximate market or that the amounts involved are not material.

         Bond investments on deposit as required by regulatory agencies were valued at approximately $8,200 at December 31, 1997. In addition, approximately $1,100 of bonds or other interest bearing deposits has been placed in escrow with a bank in connection with certain reinsurance agreements.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

         The amortized cost and fair value (book value) of bonds at December 31, 1997, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

               Contractual Maturity               Amortized Cost            Book and Fair Value
               --------------------               --------------            -------------------
 Within one year                                        $   252                  $   253
 After one year but within five years                    15,523                   15,639
 After five years but within ten years                   18,289                   18,383
 Over ten years                                           6,420                    6,521
                                                        -------                  -------
                                                         40,484                   40,796
 Mortgage-backed securities                               4,361                    4,338
                                                        -------                  -------
                                                        $44,845                  $45,134
                                                        =======                  =======

         Proceeds from sales of investments in bonds during 1997, 1996 and 1995 were $35,848, $16,719 and $9,350, respectively. Gross gains of $455, $200 and $291 in 1997, 1996 and 1995, respectively, and gross losses of $92, $123 and $170 in 1997, 1996 and 1995, respectively, were realized on those sales.

         The Company's investment in equity securities are classified as "available for sale" and carried at fair value. Equity securities as of December 31, 1996 represents the Company's investment of 100,000 shares of National Media Corp. and 108,119 shares of Loewen common stock (NYSE: LWN) acquired as a result of litigation (See note K). All shares of both companies owned as of December 31, 1996 were sold during 1997.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)





         Net investment income consisted of the following:


                                            1997                    1996                    1995
                                           ------                  ------                  ------
Bonds                                      $3,293                  $3,072                  $2,680
Equity securities                              14                      39
Mortgage loans                                 27                      28                       4
Real estate                                   250                     160                     173
Policy loans                                   19                      22                      24
Cash and cash equivalents                     329                     244                     176
Other                                         116                      36                       6
                                           ------                  ------                  ------
                                            4,048                   3,601                   3,063
Investment expenses                           561                     321                     205
                                           ------                  ------                  ------
Net investment income                      $3,487                  $3,280                  $2,858
                                           ======                  ======                  ======


Note E - Deferred Policy Acquisition Costs

         Based on the Company's estimates of the future profitability of it's group medical products, deferred acquisition costs of approximately $6,500 have been written off as amortization of deferred policy acquisition costs in the fourth quarter of 1997. Management believes that the estimated future profitability of the life business exceeds the unamortized deferred policy acquisition costs for life products.

Note F - Loans Receivable - Officer and Director and Shareholder

         The loans, bearing interest at rates ranging from 5.33% to 9%, are due from April 1999 through June 2003 and are collateralized primarily by the Company's common stock.

Note G - Loans Payable and Capital Lease Obligations

         During 1997 the Company entered into a $1,000 bank line of credit, of which $1,000 was outstanding as of December 31, 1997. This loan bears interest at 1% above the prime rate. Interest payments are due monthly and the principal balance is due July 2, 1998.

         During 1997 and 1996, the average amount of all bank borrowings outstanding was $131 and $577, respectively, the weighted average interest rate was approximately 6.7% and 9.3%, respectively, and the maximum amount outstanding was $1,000 and $830, respectively.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         As described in Note R, the Company received $5,000 from HPS, of which, $3,978 has been accounted for as a loan payable discounted at the Company's recent historical borrowing rate of 9.25% payable in 60 monthly payments of principal and interest of $85 commencing in March 1998.

         During 1997, the Company entered into capital lease obligations with Harleysville National Bank in the amount of $1,390 on data processing and other equipment. The obligation outstanding at December 31, 1997 was $1,151 with $92 of interest being paid on these leases during 1997.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)




Note H - Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:


                                                                   1997                 1996
                                                                 -------                -------
Deferred tax assets:
       Policy reserves                                           $ 2,589                $ 2,194
       Policy acquisition costs                                       51                   --
       Advance premiums                                              427                    211
       Postemployment benefits                                       207                    208
       Net operating loss carryforwards                              944                    286
       Accrued expenses                                              366                   --
       Goodwill related to NIA                                       258                   --
       Other, net                                                    432                    338
                                                                 -------                -------
                                                                   5,274                  3,237

       Valuation allowance for deferred tax assets                 3,923                  1,285
                                                                 -------                -------
                                                                   1,351                  1,952
                                                                 -------                -------
 Deferred tax liabilities:
       Real estate                                                   733                    746
       Unrealized appreciation of investments                        100                    265
       Deferred and uncollected premiums, net                        618                    249
       Policy acquisition costs                                     --                      538
                                                                 -------                -------
                                                                   1,451                  1,798
                                                                 -------                -------
       Net deferred tax asset (liability)                        ($  100)               $   154
                                                                 =======                =======



         The Company and its subsidiaries have a net operating loss carryforward amounting to $7,600 some of which is available to offset future taxable income through 2012. Approximately $6,500 of the tax loss carryforwards result from a 1989 acquisition and expire between 1998 and 2004 and are subject to annual limitations of approximately $100. This limitation will significantly reduce their utilization. The net operating loss carryforwards included as deferred tax assets have been reduced to exclude the estimated amount of carryforwards which are unavailable due to certain limitations.

         The Company has established a valuation allowance for deferred tax assets reflecting the Company's lack of a history of consistent earnings which give rise to uncertainty as to whether the deferred tax asset is fully realizable. The change in valuation allowance in 1997 amounting to $2,638 results from a net increase in temporary differences for which recovery is uncertain primarily caused by the 1997 loss from operations.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)





         The reconciliation of income tax expense (benefit) to the amount computed by applying the appropriate statutory income tax rate (35%) to income
(loss) before income taxes is summarized as follows:



                                                                        Years ended December 31,
                                                         1997                   1996                  1995
                                                         ----                   ----                  ----

Amount computed at statutory rate                      ($7,740)               $ 7,881                ($1,359)
Change in valuation allowance and
      tax effect of losses or temporary
      differences for which no current
      or deferred benefit is available                   2,324                 (1,534)                   479
Permanent differences including
      purchase accounting adjustments                      600                     (2)                   512
Special deductions available to life
      insurance companies                                   --                     --                    316
State income taxes, net of tax benefit                      --                    302                      2
Other, net                                                 227                   (250)                    70
                                                       -------                -------                -------
      Total income tax expense (benefit)               ($4,589)               $ 6,397                $    20
                                                       -------                -------                -------


         In accordance with the Life Insurance Company Income Tax Act of 1959, a portion of the Insurance Subsidiaries' statutory income was not subject to current income taxation but was accumulated in an account designated Policyholders' Surplus. Under the Tax Reform Act of 1984, no further additions may be made to the Policyholders' Surplus Account for tax years ending after December 31, 1983. The balance in the account of approximately $2,400 at December 31, 1997, would result in a tax liability of $840 (at a 35% rate), only if distributed to shareholders or if the account balance exceeded a prescribed maximum. No income taxes have been provided on this account because, in management's opinion, the likelihood that these conditions will be met is remote. "Shareholders' Surplus" represents an accumulation of taxable income (net of tax thereon) plus the dividends-received deduction, tax-exempt interest, and certain other special deductions as provided by the Act. At December 31, 1997, the balance in the "Shareholders' Surplus" account amounted to approximately $3,500. There is no present intention to make distributions in excess of "Shareholders' Surplus".

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Note I - Stockholders' Equity and Earnings Per Share

         Series A Cumulative Convertible Preferred Stock, $1 par value, entitles its holder to vote on an "as-converted" basis at a rate of four common votes per one share of Preferred Stock, to receive an annual cash dividend of $.25 per share, to convert after March 1995 into either common voting stock or Class A Common Stock on a share-for-share basis (each Class A Common Share has four votes) adjusted for future dilution and to receive $3.65 per share plus all accrued and unpaid dividends in the event of voluntary or involuntary liquidation and may be redeemed at the option of the Company on June 30, 1998, at the greater of (a) the current market price of the Class A Common Stock or the Common Voting Stock or (b) $5.45 per share, plus in each case all accrued and unpaid dividends. Redemption payments shall be payable in up to three annual installments, with interest at the then-current prime rate. However, no redemption shall be made unless, immediately thereafter, the Company and all of its subsidiaries shall be in compliance with the applicable laws, rules and regulations relating to insurance companies in the various states in which a subsidiary of the Company may be licensed to do business.

         Series B Cumulative Convertible Preferred Stock, $1 par value, is identical to the Series A Cumulative Convertible Preferred Stock except it has only one vote per share. During 1996 all of the outstanding Series B Cumulative Convertible Preferred Stock was converted into common voting stock on a share-for-share basis.

         Dividend restrictions: Dividends paid by the Company over and above the financial assets of PAMCO are dependent on the ability of PILIC to pay dividends to PAMCO and the ability of PALHIC to pay dividends to its parent, PILIC. The payment of dividends by PILIC and PALHIC is dependent upon a number of factors including earnings and financial condition, business needs and capital and surplus requirements as well as applicable regulatory restrictions. Under Pennsylvania law, PILIC and PALHIC are currently unable to pay dividends without the prior approval of the Pennsylvania Insurance Commissioner as a result of PILIC's and PALHIC's statutory unassigned deficit of $13,538 and $4,147, respectively which excludes common stock and additional paid-in capital amounts.

         At December 31, 1997, PILIC and PALHIC calculated their respective
Risk Based Capital ("RBC") utilizing a formula required by the NAIC. PALHIC's amounts are included in PILIC, PALHIC's parent. The results of this computation are indicated in the table below. RBC standards are designed to measure the acceptable amounts of statutory capital and surplus an insurer should have based on inherent and specific risks of an insurer's business. Insurers failing to meet their benchmark capital and surplus level may be subject to scrutiny by its domiciled insurance department and, ultimately, rehabilitation or liquidation.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

         The insurance department of Pennsylvania in which PILIC and PALHIC are domiciled recognizes as net income and capital and surplus (Stockholders' Equity) those amounts determined in conformity with statutory accounting practices prescribed or permitted by the department which differ in certain respects from generally accepted accounting principles. The amounts of statutory net income for the year ended and surplus as of December 31 were as follows:

                                                                 1997               1996              1995
                                                             -------------       -----------       ------------
PILIC (1)
      Net income (loss)                                     ($10,385)           $9,668            ($1,570)
      Total capital and surplus                               11,408            13,971              6,383
      Adjusted capital and surplus                            11,968            14,838              6,743
      Company action level Risk Based Capital                  9,303             6,569              5,190

PALHIC (2)
      Net income (loss)                                        ($862)           $1,631               ($73)
      Total capital and surplus                                4,283             5,351              3,068
      Adjusted capital and surplus                             4,302             5,367              3,152
      Company action level Risk Based Capital                  1,730                19                235

(1) PILIC's total capital and surplus, adjusted capital and surplus and company action level Risk Based Capital includes amounts for its subsidiaries including PALHIC. PALHIC is included in 1997 and 1996 amounts.

(2)  PALHIC includes amounts prior to its acquisition by the Company.

A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for 1996 is as follows:

                    (amounts in thousands except per share amounts)

                                             Income             Shares         Per-Share
                                           (numerator)       (denominator)       Amount
                                           -----------       -------------     ---------
Net income                                   $16,120

Dividends on perferred stock                    (194)

Basic EPS                                    -------
Net income applicable to common stock        $15,926             9,610          $1.66

Effect of dilutive securities
Options and warrants                                             2,064

Diluted EPS                                  -------            ------           ----
Net income applicable to common stock        $15,926            11,674          $1.36
                                             =======            ======           ====


                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Note J - Stock Options and Warrants

         Options: The Company has stock option plans which provide for the granting of options to directors and key employees of the Company and its subsidiaries, and certain field representatives and agents.

         The Incentive Stock Option Plan for Employees authorized the granting of options for up to 650,000 shares of the Company's Common Stock to key managerial employees of the Company, which are exercisable for up to five years at a price not less than the fair market value of the shares on the date of grant. All options granted under the Incentive Stock Option Plan have been granted at 100% of the fair market value of the shares on the date of grant. The Incentive Stock Option Plan for Employees expired, and during 1996 the Company adopted the 1996 Employee Incentive Stock Option Plan ("1996 Employee Plan"), which was approved by the Company's shareholders at the 1997 Annual Meeting of Shareholders. The 1996 Employee Plan was amended in 1997 to increase the number of shares issuable thereunder from 950,000 shares to 1,250,000 shares of the Company's Common Voting Stock to key employees of the Company and its subsidiaries and affiliates, exercisable for up to five years from the effective date of the grant at a price not less than the fair market value of the shares on the effective date of grant. All options granted under the 1996 Employee Plan have been granted at 100% of the fair market value of the shares on the effective date of the grant, with the exception of an option granted Mr. Clemens, which was granted at 110% of the fair market value on the date of the grant.

         The Non-Qualified Stock Option Plan for Directors ("Directors' Plan") was amended in 1996 to increase the number of shares authorized for the issuance thereunder from 585,000 shares to 1,010,000 shares and to incorporate prior amendments. Options granted under the Directors' Plan are exercisable for up to ten years from the date of grant at a price of not less than the fair market value of the shares on the date of the grant. All options granted under the Directors' Plan have been granted at 100% of the fair market value of the shares on the date of grant. During 1997, pursuant to the Directors' Plan, the Company granted to each Director with the exception of Mr. Clemens an option to purchase 30,000 shares of the Company's Common Stock at an exercise price of $2.75 per share.

         The incentive Stock Option Plan for Field Representatives and Agents authorize the granting of options for up to 750,000 shares of the Company's Common Stock, which are market value of the shares on the date of grant. All options granted under the Incentive Stock Option Plan for Field Representatives and Agents have been granted at 100% of the fair market value of the shares on the date of grant. The Company terminated the Incentive Stock Option Plan for Field Representatives and Agent in 1997.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

         The Premium Production Stock Option Plan authorizes the granting of options to agents, managers and employees of the Company's common stock, which are exercisable for up to five years from the date of grant, but in no event later than December 31, 2002, at a price equal to the lesser of $3.50 per share or the market price thereof. The Company has discontinued the granting of additional options under this plan. Since the fair market value of options granted during 1996 exceeded the option price, a charge was made to 1996 operations in the amount of $67. This plan was terminated as of June 30, 1997.

         Also during 1997, the Company approved the adoption of a Military Stock Option Plan and a 1997 Insurance Agent Stock Option Plan ("Agents Plan"), designed to replace and supercede all previous stock option plans for non-employee agents. Each Plan is administered by the Option Administration Committee, options are granted at fair market value and subject to certain other vesting or performance conditions, and the Company has reserved 750,000 shares of the Company's common Stock for issuance under each Plan. Options will be issued under each Plan only to insurance agents who are licensed to sell insurance by a life insurance subsidiary of the company, and are exercisable for up to five years from the effective date of the grant.

         The following table lists changes during 1997, 1996 and 1995 in outstanding stock options for the 1996 Employee Plan, the Directors' Plan, the Premium Production Stock Option Plan, the Military Stock Option Plan all stock option plans:

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



Employee, Director & Agent Plans Combined
                                                             Number              Exercise             Weighted Average
                                                           of Shares           Price Range       Exercise and Fair Value
                                                           ---------           -----------       -----------------------
  Outstanding, January 1, 1995
         Exercisable                                         191,235           1.59 - 4.94                   3.19
         Not exercisable                                      32,000           2.00 - 3.88                   2.91
               Total outstanding                             223,235           1.59 - 4.95                   3.10

                          1995
  Granted                                                     27,175           2.38 - 3.52                   3.44
  Exercised                                                   22,520           2.38 - 3.88                   3.61
  Canceled/expired                                            62,120           2.27 - 4.94                   2.56
  Outstanding, December 31, 1995
         Exercisable                                         150,520           1.59 - 4.83                   3.35
         Not exercisable                                      15,250           2.00 - 3.88                   2.64
                Total outstanding                            165,770           1.59 - 4.83                   3.29

                         1996
  Granted                                                  1,138,350           3.52 - 12.25                  9.18
  Exercised                                                   79,275           1.59 -  8.06                  3.79
  Canceled/expired                                                --              0.00                       0.00
  Outstanding, December 31, 1996
         Exercisable                                         356,217           8.38 - 12.25                  6.70
         Not exercisable                                     868,628           2.00 - 12.25                  9.35
                Total outstanding                          1,224,845           2.00 - 12.25                  8.73

                          1997
  Granted                                                  1,197,000           2.47 - 5.00                   4.03
  Exercised                                                   30,450           2.00 - 3.64                   3.23
  Canceled/expired                                           113,000           2.00 - 10.00                  9.43
  Outstanding, December 31, 1997
         Exercisable                                         154,795           2.38 - 3.88                   3.07
         Exercisable                                         398,583           4.00 - 5.00                   4.12
         Exercisable                                          75,100           6.00 - 7.00                   6.21
         Exercisable                                         138,328           8.06 - 8.75                   8.73
         Exercisable                                         160,500          10.00 - 11.00                 10.38
         Exercisable                                          16,666              12.25                     12.25
         Not exercisable                                     260,000           2.47 - 2.88                   2.72
         Not exercisable                                     472,917           4.00 - 5.00                   4.89
         Not exercisable                                      81,000           6.00 - 7.00                   6.19
         Not exercisable                                      71,672           8.06 - 8.75                   8.70
         Not exercisable                                     440,500          10.00 - 11.00                 10.09
         Not exercisable                                       8,334              12.25                     12.25
                 Total outstanding                         2,278,395           2.38 - 12.25                  6.30


                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

         In addition, Mr. Clemens directly owns options to purchase 253,376 shares of the Company's Common Stock at $ .9091 per share expiring from time to time between November 1999 through December 2002. Mr. Clemens indirectly owns options to purchase 82,080 shares of the Company's common stock at $.9091 per share expiring from time to time between November 1999 and December 2002. Mr. Clemens disclaims beneficial ownership of all other options of any partnership in which Mr. Clemens directly or indirectly is a partner.

         In addition, a partnership of which Mr. Clemens is a partner owns options to purchase 1,000,000 shares of the Company's Common Stock at $ .9091 per share expiring from time to time between November 1999 through December 2002. Mr. Clemens also owns an option to purchase up to 550,000 shares of Series A Cumulative Convertible Preferred Stock at $3.64 per share (fair market value at date of grant) exercisable on or before March 31, 2003.

         The Stock Option Plan for Executives ("Executive Plan") was amended in 1996 and authorizes the granting of options to purchase up to 3,850,000 shares of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), which are exercisable for up to ten years from the effective date of grant at a price of not less than the fair market value of the shares on the date of grant. Also in 1997, the Company granted Alvin H. Clemens an option to purchase shares of the Company s Series A Preferred Stock successively upon each exercise by Mr. Clemens of his existing option and each subsequently granted option to purchase shares of Series A Preferred Stock from time-to-time, limited in the aggregate to (i) that the number shares of Series A Preferred Stock which, when exercised, shall permit Mr. Clemens to acquire the right to vote not more than 55% of the shares of the Company's Common Voting Stock owned, either directly or beneficially, by Mr. Clemens at such time, (ii) the shares of Series A Preferred Stock which are, as of the date of any such exercise, authorized and unissued; and (iii) an option to purchase more than 550,000 shares of Series A Preferred Stock in any six month period shall be prohibited except upon the occurrence of a "change of control" (within the meaning of the Securities Exchange Act of 1934, as amended).

         Warrants: During 1995, the Company issued stock purchase warrants for the purchase of 250,000 shares of the Company's common stock. Warrants to purchase 200,000 shares were issued to a director of the Company on July 5, 1995, at $2.875 per share, 100,000 of these warrants are exercisable at any time through July 5, 2000, and 100,000 of the warrants are exercisable through July 5, 2000, in increments of 5,000 warrants for each $1,250 of pre-need insurance premium produced between August 1995 and July 1997. On October 1, 1996, the 100,000 warrants exercisable at any time and 21,267 warrants earned under this arrangement were exercised; the remaining 78,733 warrants were then terminated. 50,000 warrants were issued on November 1, 1995, to an unaffiliated party at $5.00 per share and are exercisable through November 1, 1998.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

         On June 6, 1996, the Company issued 100,000 stock purchase warrants to an unaffiliated party at $9.00 per share and are exercisable through June 6, 2001. The Company issued a warrant to an exclusive consultant of the Company to purchase 100,000 shares of the Company's Common Stock at the market price per share as of each of January 1, 1996, January 1, 1997, and January 1, 1998, provided PILIC has realized new annualized premium sales production of at least $35,000, $45,000, and $50,000, respectively, for each of these calendar years. PILIC has realized the annualized premium threshold for the years ending December 31, 1996 and 1997, and accordingly, the consultant is entitled to exercise 100,000 warrants at $7.375 per share for 1996 and 100,000 at $14.00 per share for 1997.

         During 1997 the Company issued warrants to two exclusive agents, who are also directors of a subsidiary of PAMCO, for the purchase of 50,000 shares of the Company's common stock at $5.00 per share. These warrants become exercisable throughout 2001. The Company also issued a warrant exercisable at any time to an employee for the purchase of 25,000 shares of the Company's common stock at $4.00 per share.

         Effective January 1, 1996, the Company adopted the disclosure-only provisions of SFAS 123 "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for stock option and warrant grants that occurred in 1997 and 1996. Had compensation cost for the Company's stock option grants been determined based on the fair value at the date of grants in accordance with the provisions of SFAS 123, the Company would have amortized the cost over the vesting period of the option which generally is five years for the 1996 Employee Plan and three years for the Directors Plan. The Company's 1997 and 1996 net income and net income per common share would have been reduced to the following pro-forma amounts:

                                                       1997                          1996
                                                       ----                          ----
 Net income (loss) applicable to common shares
       as reported                                   ($18,573)                     $15,926
       pro forma                                     ($20,505)                     $15,681

 Net income (loss) applicable to common shares       Basic          Diluted         Basic      Diluted
                                                     -----          -------         -----      -------
       as reported                                  ($1.84)        ($1.84)          $1.66       $1.36
       pro forma                                    ($2.03)        ($2.03)          $1.63       $1.34


                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

         The fair value of the options and warrants granted during 1997 and 1996 are estimated on the date of grant using the Black-Scholes option-pricing model. The major assumptions used and the estimated fair value include no dividends paid, assumed forfeitures of 10% annually for non-vested options and warrants granted in 1996, and the following:


                                                                                  Risk       Weighted
                                                 Expected       Expected          Free       Average
                                                   Term           Stock         Interest       Fair
                                                 In Years      Volatility        Rate          Value
                                                 --------      ----------        ----          -----
For options granted in 1996
1996 Employee Plan                                  1-5           73%        5.55%-6.32%       $3.92
Directors Plan                                       3            75%            6.32%         $4.64

For options granted in 1997
1996 Employee Plan & Employee Warrant                5            63%            5.50%         $1.42
Directors Plan                                       5            63%            5.50%         $1.36
Military Market Plan & Warrants                      5            63%            5.50%         $1.13


Note K - Litigation Settlement, Net of Expenses

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

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Note L - Commitments and Contingencies

         The Company has various capital leases that are primarily related to office space, data processing and other equipment. Annual payments under all capital and operating leases was approximately $857, $427 and $294 in 1997, 1996 and 1995, respectively. The future minimum rental commitments under noncancelable leases at December 31, 1997, are: 1998 - $537; 1999 - $537; 2000 -
$537; 2001 - $183; and 2002 - $0.

         The Company entered into an outsourcing agreement as described in Note
- R HPS Outsourcing Agreement which guarantees certain minimum payments which at December 31, 1997, are: 1998 - $935; 1999 - $120; 2000 - $120; 2001 - $120; 2002
- $120; and thereafter $10.

         The Company has a sixty-five month agreement with First Health Group Corporation ("FHG") whereby the Company pays FHG the greater of $50 per year or the sum of a sliding scale percentage of the discount recognized when policyholders utilize the FHG network (primarily for the Solution product), pre-certification of hospital admissions and large case management at agreed upon rates. This agreement has resulted in claim savings, better control of claim costs and competitively priced products.

         The Company is involved in litigation in the customary settlement of insurance claims. Management is of the opinion that neither the litigation nor these claims will have a material adverse effect on the results of operations or financial position of the Company.

         Unfavorable economic conditions have contributed to an increase in the number of insurance companies that are under regulatory supervision. This is expected to result in an increase in mandatory assessments by state guaranty funds of solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments, which are subject to statutory limits, can be partially recovered through a reduction in future premium taxes in some states. Although the Company is not able to reasonably estimate the potential effect on it of any such future assessments, such amounts charged against operations for 1997, 1996 and 1995 have not been material.

         The Company's business is subject to a changing legislative and regulatory environment. Some of the proposed changes include initiatives to restrict insurance pricing and the application of underwriting standards; reform health care; and restrict investment practices. Proposals on national health care reform have been under consideration that could significantly change the way healthcare is financed and provided. The effects on the Company of comprehensive healthcare reforms, which, if enacted, may have a material adverse impact upon the ability of the Company to profitably engage in the writing of accident and health insurance. Additionally, competition in the insurance industry may effect the Company's ability to reach critical mass while remaining competitive in agent compensation and product pricing. In response to these developments the Company entered into an outsourcing agreement described in Note R and continually reviews agent compensation and product pricing.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Note M - Employee Benefit Plans

         The Company sponsors a defined contribution retirement savings plan under section 401(k) of the Internal Revenue Code covering substantially all employees. Employees may contribute up to 15% of compensation, of which the Company will match 50% of the first 5%. All contributions are subject to limitations imposed by IRS regulations. Effective January 1, 1995, employees were given the option to invest the "employer match" portion of their contribution in common stock of the Company. At December 31, 1997 and 1996, the plan held 1,379 and 3,496 shares of the Company's common stock, respectively. All contributions are subject to limitations imposed by the Internal Revenue Code on 401(k) plans.

         All employee contributions are immediately vested, and the Company contribution becomes 20% vested after two years of service. Thereafter, an additional 20% becomes vested for each year of service up to 5 years, at which time all contributions become completely vested. Pension expense under this plan amounted to $78, $57 and $54 for 1997, 1996 and 1995, respectively.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Note N - Liability for Unpaid Claims and Claim Adjustment Expenses

         Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows.



                                                         1997                  1996                   1995
                                                     --------               --------                --------
Liability at January 1                               $ 15,438               $ 10,105                $ 10,524
    Less reinsurance recoverables                       6,930                  4,275                   4,912
                                                     --------               --------                --------

Net Balance at January 1                                8,508                  5,830                   5,612

Provision (benefit) for unpaid losses:
    Current year                                       40,628                 23,858                  19,821
    Prior years                                         3,272                   (499)                   (794)
                                                     --------               --------                --------

Total incurred                                         43,900                 23,359                  19,027

Payments made related to:
    Current year                                       24,754                 15,705                  14,068
    Prior years                                        11,610                  4,976                   4,741
                                                     --------               --------                --------

Total paid                                             36,364                 20,681                  18,809

Net Balance at December 31                             16,044                  8,508                   5,830
    Plus reinsurance recoverables                      14,165                  6,930                   4,275
                                                     --------               --------                --------

Balance at December 31                               $ 30,209               $ 15,438                $ 10,105
                                                     ========               ========                ========




         The 1997 provision for prior year unpaid losses of $3,272 reflects higher than expected claim costs on the Company's managed care plans for business written during 1996. The 1996 and 1995 benefit for prior year unpaid losses of $499 and $794, respectively, reflects better than expected claim costs on the Company's stop loss plans.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Note O- Reinsurance

         Reinsurance does not relieve the Company of its primary obligation to its policyholders. Reinsurance varies according to the age of the insured, type of risk and type of policy. Retention amounts for life insurance range up to $50 of coverage per individual life and for health insurance up to $85 per individual.

         Under the terms of a Quota Share Reinsurance Agreement, the Company ceded 47.5% of the liability on its accident and health insurance business. The Company received a ceding commission of 45.5% on all first year business, and 25.5% to 30.5% on renewal business, depending on product, in 1997, received 41.5% on all first year business , and 26.5% to 30.5% on renewal business, depending on product, in 1996, and received 41.5% on all first year business , and 26.5% to 30.5% on renewal business, depending on product, in 1995. The combined ceding commissions amounted to approximately 37%, 38.9% and 32.5% of ceded earned premium for 1997, 1996, and 1995 respectively. The Company was notified by its reinsurer, Swiss Re, that the Quota Share Reinsurance Agreement would not be renewed effective January 1, 1998. Swiss Re's obligation to assume paid losses incurred prior to January 1, 1998 remains in effect. Accordingly, the Company notified Swiss Re that it would not be renewing the Excess of Loss Agreement. The Company is currently negotiating with a group of reinsurers and has placement slips regarding a replacement Quota Share Agreement and Excess of Loss Agreement with a group of reinsurers to be effective January 1, 1998. Effective January 1, 1998, the Company's new reinsurance will be on a no loss, no gain basis for all policies inforce as of December 31, 1997 until those policies are rate increased. The new agreements, when executed, may not be as comprehensive as the old agreement. Policies are generally rate increased on their six month or twelve month anniversary. Once policies inforce as of December 31, 1997 have been rate increased, and for all policies sold during 1998, the Company will cede approximately 47.5% of group medical benefits. Furthermore, the Company will retain any profit in excess of 3% of ceded premium. The effect of any differences has not been determined; however, management believes that the effect, if any, will not be material to the accompanying financial statements.

         In addition, the Company generally assumes 30% (up to $150 per individual) of the liability on its limited self-funded accident and health business, which consists generally of policies issued to limit the claims expenses of employers that self-insure group medical benefits with respect to any individual employee and in the aggregate.

         The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk of the reinsurers to minimize exposure to significant losses from reinsurer insolvencies. Reinsurance receivables associated with a single reinsurer as of December 31, 1997 and 1996 amounting to approximately $17,225 and $8,985, respectively.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

         A summary of insurance in-force, premium income, benefits and commission expense with respect to reinsurance operations is as follows:


                                                     Ceded to        Assumed                          % of Am
                                       Gross          Other        from Other          Net             Assumed
                                      Amount        Companies       Companies        Amount            to Net
                                      ------        ---------      ----------        ------           ---------


 Year ended December 31, 1997:
 Life insurance in force            $ 446,300      $  56,000       $ 528,000      $ 918,300             57.5%
                                    ---------       ---------      ---------      ---------
 Premium:
   Life insurance                       8,893            444       $     524          8,973              5.8%
   Annuity                                137             29            --              108              0.0%
   Accident and health              $  81,472         39,548           3,248         45,172              7.2%
                                    ---------       ---------      ---------      ---------
          Total                     $  90,502      $  40,021       $   3,772      $  54,253
                                    ---------       ---------      ---------      ---------
 Benefits:
   Life insurance                       6,065            584             631          6,112
   Annuity and other                      711           --                26            737
   Accident and health                 72,950         36,785           1,916         38,081
                                    ---------       ---------      ---------      ---------
          Total                        79,726      $  37,369       $   2,573      $  44,930
                                    ---------       ---------      ---------      ---------

 Commissions                        $  18,029      $  12,571       $   1,077      $   6,535
                                    ---------       ---------      ---------      ---------

 Year ended December 31, 1996:
 Life insurance in force            $ 495,000      $  60,000       $ 417,000      $ 852,000             48.9%
                                    ---------       ---------      ---------      ---------
Premium:
   Life insurance                      10,384         (1,888)            816         13,088              6.2%
   Annuity                                108             15            --               93
   Accident and health                 52,442         25,670           4,753         31,525             15.1%
                                    ---------       ---------      ---------      ---------
          Total                     $  62,934      $  23,797       $   5,569      $  44,706
                                    ---------       ---------      ---------      ---------
 Benefits:
   Life insurance                       4,244            424             576          4,396
   Annuity and other                    1,128           --                 9          1,137
   Accident and health                 34,414         18,190           2,739         18,963
                                    ---------       ---------      ---------      ---------
          Total                     $  39,786      $  18,614       $   3,324      $  24,496
                                    ---------       ---------      ---------      ---------

 Commissions                        $  13,365      $   8,241       $   1,503      $   6,627
                                    ---------       ---------      ---------      ---------

 Year ended December 31, 1995:
 Life insurance in force            $ 613,000      $ 120,000       $ 412,000      $ 905,000             45.5%
                                    ---------       ---------      ---------      ---------
 Premium:
   Life insurance                      11,597          3,657           1,529          9,469             16.1%
   Annuity                                 94           --              --               94
   Accident and health                 36,259         15,882           2,769         23,146             12.0%
                                    ---------       ---------      ---------      ---------
           Total                    $  47,950      $  19,539       $   4,298      $  32,709
                                    ---------       ---------      ---------      ---------
 Benefits:
   Life insurance                       4,383            284             469          4,568
   Annuity and other                      878           --                14            892
   Accident and health                 23,021          9,920           1,357         14,458
                                    ---------       ---------      ---------      ---------
           Total                    $  28,282      $  10,204       $   1,840      $  19,918
                                    ---------       ---------      ---------      ---------

 Commissions                        $   8,903      $   5,740       $   1,374      $   4,537
                                    ---------       ---------      ---------      ---------

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


Note P - Related Party Transactions

         Gross commissions and expense allowances paid or payable to entities which are controlled by former Directors in 1996 and 1995, amounted to approximately $314 and $313, respectively.

         Legal fees to the law firm of a director and general counsel and secretary of the Company in 1997, 1996 and 1995, amounted to approximately $282, $298 and $225, respectively.

         Consulting expenses paid to a shareholder of the Company and former Chief Executive Officer of REF amounted to $300 in both 1997 and 1996. The shareholder provides the Company with exclusive marketing, sales and product design services as part of a 36-month consulting agreement effective January 1, 1996.

         Computer software development and consulting expense paid to an entity controlled by an employee of the Company in 1997 amounted to $107.

Note Q - Reconciliation From Statutory Basis To GAAP Basis

       The accompanying financial statements are prepared in conformity with GAAP which differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The Pennsylvania Department of Insurance (the "Department") permitted PILIC the following statutory accounting practices: (1) since 1989, the statutory carrying value of the home office at the value transferred from PAMCO to PILIC in 1988 in satisfaction of intercompany debt, less depreciation since that time; and (2) to continue PILIC's statutory reserve methodology which, up until January 1, 1996, had not considered the impact of policy provisions pertaining to increasing the face amount of pre-need life insurance for anticipated future Consumer Price Index increases. Starting in 1996 PILIC modified its statutory reserve methodology on 1996 issued business which now considers the impact of policy provisions pertaining to increasing the face amount of pre-need life insurance for anticipated future Consumer Price Index increases. Furthermore, PILIC increased reserves by $200 in 1997 and 1996 for 1995 and prior issues in recognition of the increasing face amount of pre-need life insurance for anticipated future Consumer Price Index increases as required by the Department. The Department will require PILIC to increase reserves in future years by the greater of $200 or the statutory profits on the block of business. The potential effects of this permitted practice has not been determined but could be material to statutory surplus.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

         The combined reconciliations of net income (loss) and stockholders' equity prepared in conformity with statutory reporting practices to that reported in the accompanying consolidated financial statements are as follows:



                                                                Net Income (Loss)                 Stockholders' Equity
                                                          For Years Ended December 31,               December 31,
                                                      1997          1996            1995          1997           1996
                                                      ----          ----            ----          ----           ----

Balance per statutory accounting practices          (11,247)      $ 11,300       $ (1,488)      $ 11,408       $ 13,971

Deferred policy acquisition costs                    (2,541)         2,154            676            599          3,140

Interest maintenance reserve &
asset valuation reserve                                  10            (37)            (1)         2,028          2,325

Future policy benefits                                 (261)          (186)        (1,336)        (5,609)        (5,348)

Goodwill and value of insurance in-force,
not of amortization                                     (66)           (57)          (798)         1,193          1,258

Restatament of reserves on reinsurance ceded                                         797

Effect of consolidation non-insurance
subsidiaries                                         (3,205)         2,097         (1,360)        (5,890)         5,315

Deferred income taxes                                  (604)           352           (151)          --              604

Prepaid expenses                                                                                     356            343

Fixed income securities, net of tax                                                                  188            (83)

HPS outsourcing                                        (489)                                        (489)            --

Non-admitted assets                                                                                  223            364

Other, net                                               (22)           497            (40)             2            164

Balance per generally accepted
accounting principles                              $(18,425)      $ 16,120       ($ 3,701)      $  4,009       $ 22,053
                                                   ========       ========       ========       ========       ========



                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Note R - HPS Outsourcing Agreement

         In October 1997 the Company and HealthPlan Services Corporation ("HPS") entered into a 5 year agreement under which the Company outsourced to HPS all of its current health insurance policy issuance, billing, and claims, effective February 1998 for certain claim processing and February 1998 for all remaining outsourced functions (the "Outsourcing Agreement"). The Company's life and stop loss operations are unaffected. The Company expects to benefit from a reduction in expenses over the life of the contract. HPS will charge the Company a fixed service fee plus a sliding scale variable percentage of premiums for customer service and claim processing. HPS will also charge the Company a fixed amount per policy submitted for underwriting services.

         The Company received $5,000 from HPS in the fourth quarter of 1997 as an inducement to enter into the Outsourcing Agreement. The liability is to be repaid at a rate of $85 per month over the five year term of the Outsourcing Agreement commencing March 1998.

         As a result of entering into the Outsourcing Agreement the Company incurred transition and related expenses included in 1997's results from operations of approximately $4,185; $1,051 included in other operating expenses, net of ceding, $1,433 of accelerated depreciation included in depreciation and amortization of goodwill related to impaired computer hardware, equipment and software used in performing the outsourced activities and $1,701 of accelerated amortization of goodwill relating to NIA and CSE whose customer service and claims activities will be outsourced to HPS.

Note S - Subsequent Events

         Sale of Montgomery Management: In February 1998 the Company sold a portion of its interest in its wholly owned subsidiary, Montgomery Management Corporation ("MMC"), to HPS for $4,000 in cash and other consideration, effective January 1, 1998. The Company sold 49% of MMC's outstanding common stock along with a warrant to purchase an additional 31% of MMC's common stock for one dollar, which if exercised would result in the Company owning a 20% interest in MMC. Immediately prior to the sale MMC declared a dividend payable to its parent PILIC equal to its total equity. During the first quarter of 1998 the Company will recognize a $4,000 pre-tax gain on the sale of MMC and no longer include MMC in the Company's consolidated financial statements. The Company will account for its 20% ownership of MMC as an equity investment. MMC retains its headquarters at the Company's home office. The Company, through its subsidiary PILIC, continues to assume via reinsurance approximately 30% of the premiums, benefits, commissions and expenses of the stop-loss business administered by MMC. During 1997 MMC's impact on the Company's results from operations excluding intercompany amounts was $945 of other income and $718 of expense.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         AOL Interactive Marketing Agreement: In March 1998, the Company's wholly owned subsidiary, Provident Health Services, Inc. ("PHS"), entered into an Interactive Marketing Agreement (the "AOL Agreement") with America Online, Inc. ("AOL"). The AOL Agreement provides that PHS will be the exclusive third-party direct marketer of certain managed-care and health insurance policies ("the Products") for individuals and groups of less than fifty individuals in the United States. Additionally AOL will advertise the Products to its subscribers on AOL's online network under a brand name to be used exclusively for the Products. The Products will be sold on-line through a PHS web-site linked to the AOL service. It is anticipated that Internet-based sales of the Products will be tested in the third quarter of 1998 and offered generally to AOL subscribers in the fourth quarter of 1998.

         The AOL Agreement has an initial term commencing on February 1, 1998 and ending on September 30, 1999, with a renewal period of two additional years at PHS's election. As consideration under the AOL Agreement, PHS will pay $8,000 to AOL during 1998 and the Company agreed to issue warrants to AOL. PHS paid AOL $1,500 and $2,500 during the first and second quarters of 1998, respectively with $4,000 due AOL during the third quarter of 1998. The Company will account for the $8,000 that PHS will pay to AOL as a deferred cost asset, which will be amortized over the balance of the initial term. In addition, the Company issued to AOL warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $4.48 (based on the average NASDAQ closing prices for the last 20 days preceeding the determination date as defined in the agreement) per share, for a period of five years commencing February 1, 1998 which are immediately exercisable. The fair value of these warrants (approximately $990) will be recognized as a deferred cost asset as of March 31, 1998 and will be amortized over the initial term of the AOL Agreement starting October 1, 1998. The AOL Agreement also provides for the issuance of warrants subject to the terms and conditions of the AOL Agreement.

         If PHS elects the two-year renewal term, then PHS shall make an additional payment to AOL of $32,500 on or before September 30, 1999. Under certain circumstances the AOL Agreement can be extended by AOL. If PHS exercises its right to renew the AOL Agreement then the AOL Agreement also provides for the issuance of warrants subject to the terms and conditions of the AOL Agreement.

         PHS will pay additional administrative fees to AOL if applications exceed certain levels for the initial and renewal terms of the AOL Agreement.

         HPS E-Commerce Agreement: In May 1998 the Company and HPS entered into an agreement ("the E-Commerce Agreement") for the period February 1, 1998 through October 1, 1999 where-by: 1) HPS paid Insurion $750 as an off-set against the Holding Fee paid by PHS to AOL, 2) HPS shall have certain third party administrator rights over policies sold by the Company over its web site or other e-commerce methods, 3) HPS shall have equal prominence to the Company on the Company's Web pages, 4) the Company shall pay HPS 4% of certain fees paid to the Company by co-sponsors of the Company's web site and 5) PAMCO agrees to issue to HPS a warrant to purchase 100,000 shares of PAMCO's common stock at $9.00 for a period of 2 years. The fair value of these warrants (approximately $164) will be recognized in the second quarter of 1998.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         Lynx Consulting Agreement: In March 1998 Insurion entered into a consulting agreement ("Lynx Consulting Agreement ") with Lynx Capital Group, LLC ("Lynx") to provide consulting services in regards to entering into online and internet commerce agreements and the subsequent development of Insurion's capabilities and business. Insurion will pay Lynx a monthly fee, travel expenses and issue warrants to purchase up to 350,000 PAMCO's common stock subject to the terms of the Lynx Consulting Agreement. The fair value of the warrants has not been determined.

         Insurion Convertible Note: In May of 1998 Insurion issued a $5,000 Convertible Note due June 30, 2003. The Convertible Note pays interest at an annual rate of 5.5% payable together with interest on conversion or June 30, 1999 whichever occurs first. Insurion may repay the Convertible Note subject to the terms of the Convertible Note. The Convertible Note is convertible based upon certain terms and conditions into the greater of 125,000 shares of Insurion's Class A Common Stock or 12.5% of Insurion's outstanding common stock as calculated on a fully diluted basis. The Convertible Note may also be converted at a conversion price of one a share of Insurion's Class A Common Stock for each $40.00 of principal to be converted. The conversion price is subject to adjustment subject to the terms of the Convertible Note. The Convertible Note further provides that the holder of Insurion's Convertible Note agrees to purchase and Insurion agrees to sell additional securities in an aggregate amount up to or equal to $5,000 in the form of Insurion stock or convertible securities whose conversion terms are acceptable to the holder of Insurion's Convertible Note, subject to the following conditions occurring prior to September 30, 1998: 1) Insurion sells the same amount of similar securities to accredited investors as defined in Rule 501 of Regulation D under the Securities Act of 1933, 2) Insurion executes its business strategy to the sole satisfaction of the holder of Insurion's Convertible Note, and 3) the fully diluted market capitalization of Insurion shall be less than or equal to $100,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         In December 1997, the Company's former independent accountants, Coopers & Lybrand, LLP, resigned. Their report on the financial statements for 1996 and 1995 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified as to uncertainty, audit scope, or accounting principles. There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In February 1998, the Company engaged BDO Seidman, LLP, as its new independent auditors.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

                                                                                               Director or
                                                        Principal Occupation                    Executive       Year Term
            Name                 Age                     For Past Five Years                  Officer Since    Will Expire
            ----                ----                   ----------------------                ---------------  -------------
Michael F. Beausang, Jr.         61      Director; Secretary and General Counsel of the            1989           1998
                                         Company, PILIC and PALHIC since October 1989;
                                         Director and Secretary of Maine National Life
                                         1984-1995; Partner in the law firm of Butera,
                                         Beausang, Cohen & Brennan since 1970; Director,
                                         Jefferson Bank.

James O. Bowles                  43      President of the Company, PILIC and PAHLIC since          1996            N/A
                                         October 1996; President of NIA Corporation since
                                         1994; Vice President of Mid America Mutual Life
                                         Insurance Company 1989-1995; Senior Manager of
                                         KPMG Peat Marwick 1978-1989.

Alvin H. Clemens                 60      Director; Chairman of the Board and Chief                 1989           1998
                                         Executive Officer of the Company and subsidiary
                                         companies since October 1989 and President of the
                                         Company and PILIC 1993-1996; President of Maine
                                         National 1989-1995; Owner and Chairman of the
                                         Board-of Maine National 1985-1989; President and
                                         Director of Academy Life Insurance Co.and Pension
                                         Life Insurance Co. 1970-1985; Chairman/Chief
                                         Executive Officer of Academy Insurance Group Inc.
                                         1967-1985.

Valerie C. Clemens (1)           42      Director; Founder/Owner of Valerie's Limited              1989           1998
                                         Showcase of Fashion 1984-1990; Executive Director
                                         of Miss America's Maine Scholarship Pageant
                                         1985-1987.

Harold M. Davis                  62      Director; Chairman of the Board of Realen Homes,          1989           1998
                                         Inc. since 1968.

William C. Fay III               43      Chief Sales Officer of the Company and                    1994            N/A
                                         subsidiaries since 1994; Assistant Vice President
                                         of Consolidated Group 1982-1993.

John T. Gillin                   58      Director; Consultant to Registrant since 1996;            1984           1998
                                         otherwise self-employed since 1992; Managing
                                         Director, Hopper Soliday Corporation 1987-1992.

Henry G. Hager                   63      Director; Partner in the law firm of Stradley,            1996           1998
                                         Ronon, Stevens and Young since 1994; President and
                                         Chief Executive Officer of The Insurance
                                         Federation of Pennsylvania since 1985.



                                                                                               Director or
                                                        Principal Occupation                    Executive       Year Term
            Name                 Age                     For Past Five Years                  Officer Since    Will Expire
            ----                ----                   ----------------------                ---------------  -------------
Frederick S. Hammer              61      Director; Vice Chairman of Inter-Atlantic                 1996           1998
                                         Securities Corp. since 1994; Chairman of the Board
                                         of Directors, National Media Corp. since March
                                         1996 and member of the Board since 1994; Chairman
                                         and Chief Executive Officer of Mutual of America
                                         Capital Management Corp. 1993-1994; Director; Ikon
                                         Office Solution since 1987.

Benedict J. Iacovetti            41      Chief Financial Officer of the Company, PILIC and         1997            N/A
                                         PAHLIC since December 1997; Treasurer and Chief
                                         Financial Officer of American Travelers 1992-1997.

George W. Karr, Jr.              60      Director; Chief Executive Officer of Karr Barth           1996           1998
                                         Associates, Inc. since 1984.

P. Glenn Moyer                   62      Director; Private Practice Attorney since 1992;           1989           1998
                                         Director, Maine National 1985-1995; Partner in the
                                         law firm of Butera, Beausang, Moyer & Cohen from
                                         1968 through 1992.

Anthony R. Verdi                 49      Chief Operating Officer of the Company, PILIC and         1990            N/A
                                         PALHIC since December 1997; Treasurer and Chief
                                         Financial Officer of the Company, PILIC and PALHIC
                                         1990-1997; Vice President and Controller of
                                         Inter-County Hospitalization Plan Inc. 1986-1990;
                                         Assistant Controller Academy Insurance Group Inc.
                                         1971-1986


(1)  Valerie C. Clemens is the wife of Alvin H. Clemens.


         During 1997, the Company's Board of Directors held five (5) meetings. All Directors attended at least 75% of the aggregate meetings of the Board and the Committees on which they served.

         Messrs. Alvin H. Clemens, James O. Bowles, William C. Fay, III, Benedict J. Iacovetti and Anthony R. Verdi are the executive officers of the Company.

Committees of the Board of Directors

         The Company's Board of Directors has standing an Executive/Compensation/Nominating Committee and an Audit Committee.

         The Executive/Compensation/Nominating Committee, on which Messrs. Clemens, Davis, Gillin and Karr currently serve, is appointed to act when a meeting of the full Board of Directors is not feasible, administers the Company's compensation matters and also nominate directors and determine replacements for directors when membership on the Board of Directors ends prior to the expiration of a term. The Executive/Compensation/Nominating Committee held two meetings during 1997.

         The Audit Committee is appointed to recommend the selection of the Company's auditors, review the scope and results of audits, review the adequacy of the Company's accounting, financial and operating system and supervise special investigations. The Audit Committee held one meeting in 1997. The Audit Committee in 1997 was comprised of Messrs. Gillin, Moyer, and Mrs. Clemens (Mr. Beausang was an alternate); effective March 13, 1998 the Audit Committee is comprised of Messrs. Davis, Moyer and Hager.

         The Option Administration Committee was established by the Board of Directors on July 16, 1996 and consists of James O. Bowles, Alvin H. Clemens, Harold M. Davis, P. Glenn Moyer, and Anthony R. Verdi. Any options to be granted to Messrs. Bowles, Clemens, or Verdi are subject to the approval of only Messrs. Davis and Moyer, who are outside directors of the Company and as such are disinterested persons. The Option Administration Committee held one meeting during 1997.

Director Compensation

         Directors who are not employees of the Company are paid a fee of $1,000 for attendance at each meeting of the Board of Directors of the Company, with no fee being paid for attendance at meetings of any of the Company's subsidiaries, and $500 for attendance at each meeting of any committee of the Board. During 1997 the Company granted each Director other than Mr. Clemens an option to purchase 30,000 shares of the Company's common stock at an exercise price of $2.75 per share, the fair market value of a share of the Company's common stock on the date of grant, exercisable one-third on the date of grant, one-third one
(1) year from the date of grant, and the remaining one-third two (2) years from the date of grant (see Note J to the Consolidated Financial Statements).

         Mr. John T. Gillin, a director, also serves as a consultant for the Company. The Company paid Mr. Gillin $90,000 in 1997 for his consulting serves.

Item 11.  Executive Compensation.

Employment and Other Agreements


         Effective February 19, 1997, the Company and Mr. Clemens entered into a new employment agreement ("Agreement") which replaces Mr. Clemens' prior Employment Contract dated as of January 1, 1993. Pursuant to the Agreement, Mr. Clemens is employed as Chief Executive Officer of the Company for a five-year term ending December 31, 2002 (the "Term"), and unless otherwise terminated, the Term shall automatically be extended at the end of each year after December 31, 1997, in order that at all times, on each December 31st during the duration of the Agreement, there shall be an unexpired five-year term. Mr. Clemens is paid a base salary in 1997 of $394,308, plus an annual cost of living increase, and such additional incentive or bonus compensation as shall be deemed appropriate from time to time by the Board of Directors of the Company. A bonus of $305,850 was paid to Mr. Clemens in 1997. The Agreement further provides for group life, health, disability, major medical, and other insurance coverages for Mr. Clemens and his family, and upon termination, provides termination benefits which include the provision of health insurance for Mr. Clemens and his spouse for life, a salary benefit of five times base salary in the event of Mr. Clemens' death, disability, or termination without cause, and includes certain restrictions on Mr. Clemens competition and disclosure of confidential information.

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

         Upon the occurrence of a "change in control" of the Company, Mr. Clemens shall have the right to immediately exercise all options (3,850,000) to purchase shares of Series A Preferred, and the Company will make a loan to him in an amount equal to the aggregate exercise price of all options to purchase shares of Series A Preferred which Mr. Clemens may then be entitled to exercise, plus an amount equal to all federal and state income taxes incurred by Mr. Clemens in connection with the exercise (the Loan"). The Loan shall be unsecured, and shall bear interest at the then applicable federal short-term rate, but not less than six (6%) percent per annum, with interest and principal due and payable in full five (5) years from the date of the Loan.

         For this purpose a "change of control" shall mean the acquisition by any individual, entity or group or more of either the then outstanding shares of the Common Voting Stock of the Company, or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors.

         Mr. Bowles is employed as President pursuant to an Amended and Restated Employment Contract dated as of November 7, 1996 for a two-year term commencing as of October 1, 1996, which provides for a base salary of $195,000, with an annual cost of living increase, and such additional incentive or bonus compensation and certain insurance and other fringe benefits as shall be deemed appropriate from time-to-time by the Executive Committee or the Board of Directors of the Company. The Employment Contract further provides certain restrictions on Mr. Bowles' competition and disclosure of confidential information. In addition, Mr. Bowles was granted an option to purchase 50,000 shares of the Company's Common Voting Stock at an exercise price equal to the fair market value of a share of the Company's Common Voting Stock on the date of grant, which option is exercisable in its entirety as of the date of grant.

         The following three tables show information relating to the Chairman of the Board, President and Chief Executive Officer and the most highly compensated executive officers during the calendar years specified therein.


                                              SUMMARY COMPENSATION TABLE

===================================================================================================================================
                                                                                Long-Term Compensation
===================================================================================================================================
                              Annual Compensation                                 Awards              Payouts
===================================================================================================================================
            (a)             (b)       (c)        (d)         (e)            (f)            (g)          (h)             (i)
                                                                                                     Long Term
                                                                         Restricted    Securities    Incentive
                                                         Other Annual      Stock       Underlying       Plan         All Other
    Name and Principal              Salary      Bonus    Compensation     Award(s)       Options      Payouts     Compensation(2)
        Position(1)         Year      ($)        ($)         ($)            ($)            (#)          ($)             ($)
-----------------------------------------------------------------------------------------------------------------------------------
Alvin H. Clemens,           1997    417,453    305,850                                                                 18,288
Chairman of the Board       1996    386,662                                              75,000                        15,748
and CEO                     1995    381,814                                                                            15,225
-----------------------------------------------------------------------------------------------------------------------------------
James O. Bowles(3)          1997    195,000                 64,945
President                   1996    130,000                                             125,000
                            1995
-----------------------------------------------------------------------------------------------------------------------------------
William C. Fay III          1997    125,625    177,386                                   50,000                         4,000
Sr. Vice President          1996    111,958    173,570                                  160,000                         3,080
Sales                       1995    120,802     89,108                                                                  3,042
-----------------------------------------------------------------------------------------------------------------------------------
Anthony R. Verdi,           1997    151,335                                                                             9,295
Chief Operating Officer     1996    128,072                                              75,000                        10,406
                            1995    126,000                                                                             9,415
===================================================================================================================================

(1) Includes Chairman of the Board, President and Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000.
(2) Includes for 1997 and 1996, respectively , (a) Company contributions to savings plan (Mr. Clemens $4,000 and $3,750; Mr. Fay
    $4,000 and 3,080; Mr. Verdi $3,595 and $3,150), and (b) automobile expense allowances (Mr. Clemens $11,998 and $11,998; and
    Mr. Verdi $5,700 and $7,256).
(3) Mr. Bowles joined the Company on May 1, 1996 as a result of the NIA acquisition.

                         Provident American Corporation
             Aggregate Option Exercises in 1997 and Year End Values

                                                             Number of       Value of
                                 Shares                     Underlying       Unexercised
                                Acquired        Value       Unexercised     In-the-Money
                               On Exercise     Realized       Options        Options at
Name                               (#)            ($)       at 12/31/97     12/31/97 ($)
----------------------------------------------------------------------------------------
 (a)                               (b)            (c)            (d)             (e)
----------------------------------------------------------------------------------------
Alvin H. Clemens
Chairman of the Board, CEO
  Exercisable(1)                    0             $0           26,669            $0
  Unexercisable                                                48,334            $0

James O. Bowles
President
  Exercisable                       0             $0           75,000            $0
  Unexercisable                                                40,000            $0

William C. Fay III
Sr. Vice President, Sales
  Exercisable                       0             $0           69,000            $0
  Unexercisable                                               141,000            $0

Anthony R. Verdi
COO
  Exercisable                       0             $0           42,000            $0
  Unexercisable                                                55,000


(1) Excludes non-compensatory stock options to purchase 1,253,376 shares of common stock at $0.9091 issued to Mr. Clemens in 1989 of which Mr. Clemens disclaims beneficial ownership of 703,720 shares owned by a partnership of which Mr. Clemens is a partner; excludes an option to purchase 550,000 shares of Series A Cumulative Preferred Stock at $3.64 issued on April 1, 1993 in connection with the purchase by Mr. Clemens of other shares of Preferred Stock at such time, and also excludes any options which could be granted to Mr. Clemens under the Option Contract dated March 10, 1997 described in Item 11-"Employment and Other Agreements".

                         Provident American Corporation
                              Option Grants in 1997



                                                                       Potential Realizable Value
                             Number of    % of Total                    at Assumed Annual Rates
                             Securities    Options     Exercise        of Stock Appreciation for
                              Options     Granted to    Price      Expiration    Option Term               Alternative to
Name                          Granted     Employees     $/Share       Date            5%          10%         f & g (1)
-------------------------------------------------------------------------------------------------------------------------
 (a)                            (b)          (c)          (d)          (e)           (f)          (g)            (h)
-------------------------------------------------------------------------------------------------------------------------
William C. Fay III             50,000       5.24%        $4.00      10/6/02         $17,367    $74,290         $71,070
Sr. Vice President, Sales


(1) Based on the Black-Scholes option pricing model assuming: 0% dividend yield, no adjustments for forfeitures and the following expected stock volatility, length of time for exercise and risk free interest rate: 63.235%, three years and 5.5%, respectively.

Stock Option Plans

         The Company maintains the Stock Option Plans for executives, officers or directors of the Company and its subsidiaries and affiliates.

         The 1993 Incentive Stock Option Plan for Employees was discontinued, and effective July 16, 1996, the Company's Board of Directors adopted the 1996 Employee Incentive Stock Option Plan ("1996 Employee Plan"), which was approved by the Company's shareholders at the 1997 Annual Meeting of Shareholders. The 1996 Employee Plan was amended in 1997 to increase the number of shares issuable thereunder from 950,000 shares to 1,250,000 shares of the Company's common voting stock to key employees of the Company and its subsidiaries and affiliates, exercisable for up to five years from the effective date of the grant at a price not less than the fair market value of the shares on the effective date of grant. The amendment of the 1996 Employee Plan will be submitted for approval by the Company's shareholders at the next Annual Meeting of Shareholders. All options granted under the 1996 Employee Plan have been granted at 100% of the fair market value of the shares on the effective date of the grant, with the exception of an option granted Mr. Clemens, which was granted at 110% of the fair market value on the date of the grant. During 1997, the Company granted incentive stock options to purchase an aggregate of 500,000 shares of the Company's common stock at prices ranging from $2.47 to $4.00 per share under the 1996 Employee Plan. During 1997 a total of 24,050 options were exercised under the 1993 Employee plan.

         The Non-Qualified Stock Option Plan for Directors ("Directors Plan") was amended and restated effective as of July 16, 1996 in order to increase the number of shares authorized for the issuance thereunder by 356,500 shares and to incorporate prior amendments. Options granted under the Directors' Plan are exercisable for up to ten years from the date of grant at a price of not less than the fair market value of the shares on the date of the grant. All options granted under the Director's Plan have been granted at 100% of the fair market value of the shares on the date of grant. During 1997, the Company granted options to purchase 30,000 shares of the Company's common stock to eight Directors, for an aggregate of 240,000 shares, at a price of $2.875 per share, under the Directors Plan. During 1997 no options were exercised under the Directors' Plan.

         The Stock Option Plan for Executives ("Executive Plan") was amended and restated effective December 11, 1996 and authorizes the granting of options to purchase up to 3,850,000 shares of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), which are exercisable for up to ten years from the effective date of grant at a price of not less than the fair market value of the shares on the date of grant. No options were granted under the Executive Plan during 1997.

         The Company's Stock Option Plans are administered by the Board of Directors and the Option Administration Committee. The respective administrators of the Stock Option Plans are authorized to select optionees, determine the number of shares for which options are granted to each optionee, the exercise price of the options, and the other terms and conditions of the options.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of June 30, 1998, the amount and percentage of the Company's outstanding common stock beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock; (ii) each director; (iii) each executive officer and (iv) all officers and directors of the Company as a group.


                                                                                                        Series A
                                                                                                 Cumulative Convertible
                                                           Common Stock                              Preferred Stock

                                               No. of Shares           Percent             No. of Shares            Percent
Name of                                        Beneficially               of               Beneficially               of
Beneficial Owner                                 Owned(1)              Class(2)               Owned(1)              Class(2)
----------------                               -------------         ------------          -------------          ------------
Alvin H. Clemens                               3,813,745(3)              33.2%             1,100,000(4)               97.3%
     907 Exeter Crest
     Villanova, PA 19085

Richard E. Field                                 717,500(5)               6.7%
     134 Medinah Drive
     Blue Bell, PA 19422-3212

Michael F. Beausang, Jr.                          35,566(6)(7)             (8)                16,500                   2.8%

James O. Bowles                                   75,000(9)                (8)

Valerie C. Clemens                               246,666(7)               2.4%

Harold M. Davis                                  146,666(7)               1.4%

William C. Fay III                                86,000(10)               (8)

John T. Gillin                                    26,666(7)                (8)

Henry G. Hager                                    36,666(7)                (8)

Frederick S. Hammer                               51,666(7)                (8)

George W. Karr, Jr.                               48,666(7)                (8)

P. Glenn Moyer                                    30,666(7)                (8)

Anthony R. Verdi                                  70,935(11)               (8)                 5,500                   1.0%


ALL DIRECTORS AND OFFICERS
     AS A GROUP (21 PERSONS FOR
     COMMON STOCK AND 3 PERSONS
     FOR PREFERRED STOCK)                      4,820,199(12)             40.0%             1,122,000(4)               99.3%

(1)  Information furnished by directors and officers.

(2) Calculated as a percentage of outstanding shares plus each individual's options to purchase common shares (or all Directors and Officers as a group).

(3) Includes options granted to Mr. Clemens to purchase an additional 253,376 shares of the Company's common stock at a price of $.91 per share granted pursuant to the Amended and Restated Stock Option Agreement dated as of February 27, 1989, includes 550,000 shares of Series A Cumulative Convertible Preferred Stock purchased by Mr. Clemens on March 31, 1993 and also includes 550,000 options at $3.64 per share to purchase Series A Cumulative Convertible Preferred Stock granted to Mr. Clemens pursuant to a Stock Option Agreement dated April 1, 1993. Includes options to purchase 16,666 shares of the Company's Common Stock at $8.75 per share and 5,000 shares of the Company's common stock at $6.00 per share. Mr. Clemens disclaims beneficial ownership of 616,000 shares of the Company's Common Stock given by him to The Mark Twain Trust in 1991 and 1,000,000 options to purchase additional shares of the Company's common stock owned by a partnership in which Mr. Clemens is a partner. Excludes shares of Series A Cumulative Convertible Preferred Stock, which may be issued under the Option Contract. See Item 11. "Employment and Other Agreements". The Series A Cumulative Convertible Preferred Stock is voted on an as converted basis at the rate of 4 votes per share. Each share of Class A Common Stock is entitled to 4 votes and each share of common stock is entitled to 1 vote in connection with matters coming to a vote of the shareholders.

(4) Includes options granted to Mr. Clemens to purchase 550,000 shares of Series A Cumulative Convertible Preferred Stock at $3.64 per share. This does not include shares of Series A Cumulative Convertible Stock which may be issued under the Option Contract. See Item 11. "Employment and Other Agreements".

(5) Includes warrants and options to purchase 550,000 shares of the Company's common stock.

(6) Includes 16,500 shares of Series A Cumulative Convertible Preferred Stock. Includes shares owned beneficially by Mr. Beausang through the Butera, Beausang, Cohen & Brennan Employees' Pension Plan. Mr. Beausang disclaims beneficial ownership of all shares owned directly or beneficially by his wife, Deborah D. Beausang. Includes options to purchase 13,333 shares of the Company's common stock.

(7) Includes an option to purchase 26,666 shares of the Company's common stock.

(8)  Less than 1%.

(9)  Includes options to purchase 75,000 shares of the Company's common stock.

(10) Includes options to purchase 86,000 shares of the Company's common stock.

(11) Includes 5,500 shares of Series A Cumulative Convertible Preferred Stock. Includes an option to purchase 47,000 shares of the Company's common stock.

(12) Includes stock and options of all officers and directors to purchase an aggregate of 245,250 shares and 199,995 shares, respectively, and options granted to Mr. Clemens to (1) purchase an additional 253,376 shares of the Company's common stock at a price of $.91 per share granted pursuant to the Amended and Restated Stock Option Agreement dated as of February 27, 1989 and
(2) purchase an additional 16,666 shares of the Company's common stock at $8.75 per share and 5,000 shares of the Company's common stock at $6.00 per share; includes 572,000 shares of Series A Cumulative Convertible Preferred Stock and also includes 550,000 options at $3.64 per share to purchase Series A Cumulative Convertible Preferred Stock granted to Mr. Clemens pursuant to a Stock Option Agreement dated as of April 1, 1993.

Item 13. Certain Relationships and Related Transactions.

Notes Receivable - Officers and Directors

         The Company has loans receivable from related parties with: Mr. Alvin Clemens, Chairman of the Board, Chief Executive Officer and a shareholder of the Company, which is collateralized by 128,478 shares of the Company's common stock ("Shares") owned by Mr. Clemens; Mr. John Gillin, a Director and shareholder of the Company, which is collateralized by 10,000 shares and a stock option grant to purchase 30,000 shares, both owned by Mr. Gillin; and Mr. Richard Field, with whom the Company has a Marketing and Consulting Agreement, which is collateralized by 157,500 shares, a second mortgage on real estate, and unpaid amounts on the Marketing and Consulting Agreement, all owned by Mr. Field.

         Mr. Clemens' loan is due in April 1999. Mr. Gillin's loan has principal and interest payment commencing July 1998 through June 2003 and Mr. Field's loan is due upon demand.

         The following table details the loans receivable at December 31, 1997.


                                       Clemens         Gillin          Field
                                       -------         ------          -----
Amounts due at December 31, 1997
  Loan Principal                       $600,000       $155,849       $422,280
  Accrued Interest                       41,195              0         23,848
                                       --------       --------       --------
  Balance Due                          $641,195       $155,849       $446,128
                                       ========       ========       ========
1997 Interest Income                   $ 35,002       $ 12,726       $ 23,848
Interest Rate                              5.33%          8.50%          9.00%


         The highest outstanding balance during the year for Mr. Clemens, Mr. Gillin, and Mr. Field were $893,192, $161,414, and $446,128, respectively.

         During the third quarter of 1997 the Company made a loan of $250,000 to Mr. Clemens represented by a promissory note which was repaid prior to the December 15, 1997 due date together with interest at a rate of 5.75% per annum.

Business transactions with related parties

         The Company's Secretary and General Counsel, Michael F. Beausang, Jr., is also a member of the Board of Directors and a shareholder in the law firm of Butera, Beausang, Cohen & Brennan ("BBC&B"). The Company paid BBC&B legal fees of approximately $282,000 in 1997. For a description of the consulting services rendered by John T. Gillin, a director of the Company, see Item 11 - Executive Compensation.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The materials set forth below are filed as part of this report.
    (1) List of Financial Statements:                                Page
                                                                     ----
        Report of Current Independent Accountants                     F-1
        Report of Previous Independent Accountants                    F-2
        Consolidated Financial Statements:
        Consolidated Balance Sheets -
            December 31, 1997 and 1996                                F-3
        Consolidated Statements of Operations -
                Years ended December 31, 1997, 1996 and 1995          F-4
        Consolidated Statements of Changes in
            Stockholders' Equity -
                Years ended December 31, 1997, 1996 and 1995          F-5
        Consolidated Statements of Cash Flow -
                Years ended December 31, 1997, 1996 and 1995      F-6 to F-7
            Notes to Consolidated Financial Statements            F-8 to F-37

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

(b) Reports on Form 8-K:

    December 30, 1997 - Item 4 - Changes in Registrant's certifying accountant

    No other reports on Form 8-K were filed during the quarter ended December 31, 1997.

              PROVIDENT AMERICAN CORPORATION (Parent Company Only)
                                   SCHEDULE II
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS


(Dollars in thousands)                                                                        December 31,
                                                                                   1997                      1996
                                                                              -------------             -------------
Assets
     Investment in subsidiaries *                                                $ 11,158                   $ 19,824
     Equity securities                                                                 --                      4,186
     Equipment, net                                                                   526                         --
     Loans receivable from officer, director and stockholder                        1,243                        461
     Cash                                                                               2                         --
     Other assets                                                                     788                        185
                                                                                 --------                   --------
         Total Assets                                                            $ 13,717                   $ 24,656
                                                                                 ========                   ========

Liabilities and Stockholders' Equity
Liabilities
     Accounts payable to subsidiaries *                                          $  1,687                   $    767
     Accrued expenses                                                               1,463                        827
     Accrued federal income tax                                                     1,518                        809
     Notes payable - other                                                          4,040                         --
     Notes payable-bank                                                             1,000                        200
                                                                                 --------                   --------
         Total Liabilities                                                          9,708                      2,603
                                                                                 --------                   --------

Stockholders' Equity
     Preferred stock Series A                                                         580                        580
     Preferred stock Series B
     Common stock                                                                   1,021                      1,008
     Additional paid-in capital                                                    13,767                     12,945
     Net unrealized appreciation of stocks                                             (3)                       668
     Net unrealized appreciation (depreciation)
         of bonds held by subsidiaries                                                188                       (177)
     Retained earnings (deficit) (including undistributed net
         income (loss) of subsidiaries of $(14,052) and $2,850)                   (11,468)                     7,105
     Treasury stock, at cost                                                          (76)                       (76)
                                                                                 --------                   --------

         Total Stockholders' Equity                                                 4,009                     22,053
                                                                                 --------                   --------

         Total Liabilities and
             Stockholders' Equity                                                $ 13,717                   $ 24,656
                                                                                 ========                   ========


*Eliminated in consolidation.

         The condensed financial information should be read in conjunction with the Provident American Corporation and Subsidiaries December 31, 1997 Consolidated Financial Statements and notes thereto.

              PROVIDENT AMERICAN CORPORATION (Parent Company Only)
                                   SCHEDULE II
                   CONDENSED FINANCIAL INFORMATION OF COMPANY
                            STATEMENTS OF OPERATIONS

                                                                                     Years Ended December 31,
                                                                         1997                  1996                 1995
                                                                     --------------       -------------       ----------------
Revenue:

     Interest income                                                 $     93               $     23             $     67
     Investment Income                                                     26                     --                   --
     Litigation settlement                                                 --                  5,320                   --
     Realized gain on investments                                         950                    699                   --
     Other                                                                 93                     18                   20
                                                                     --------               --------             --------
                                                                        1,162                  6,060                   87
                                                                     --------               --------             --------

Expenses:
     Depreciation                                                         863                      0                    0
     Operating and administrative                                       1,045                    744                  271
     Interest                                                              35                     54                  101
                                                                     --------               --------             --------
                                                                        1,943                    798                  372
                                                                     --------               --------             --------

Income (loss) before income taxes and undistributed
     income (loss) of subsidiaries                                       (781)                 5,262                 (285)

Provision for income taxes                                                 --                  1,476                   --
                                                                     --------               --------             --------
Income (loss) after income taxes                                         (781)                 3,786                 (285)

Undistributed income (loss) of subsidiaries *                         (17,644)                12,334               (3,416)
                                                                     --------               --------             --------

     Net income (loss)                                                (18,425)                16,120               (3,701)

Dividends declared on preferred stock                                     148                    194                  334
                                                                     --------               --------             --------

     Net income (loss) applicable
         to common stock                                             $(18,573)              $ 15,926             $ (4,035)
                                                                     ========               ========             ========


*Eliminated in consolidation.

         The condensed financial information should be read in conjunction with the Provident American Corporation and subsidiaries December 31, 1997 Consolidated Financial Statements and notes thereto.

              PROVIDENT AMERICAN CORPORATION (Parent Company Only)
                                   SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                            STATEMENTS OF CASH FLOWS






                                                                                        Years Ended December 31,
                                                                           1997                1996                1995
                                                                      --------------      -------------        -------------
Operating Activities
     Net income (loss)                                                  $(18,425)            $ 16,120             $ (3,701)
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Undistributed (income) loss of subsidiaries *                    17,644              (12,334)               3,416
         Depreciation                                                        863                    0                    0
         Net realized gain on investments                                   (950)                (699)                  --
         Common stock received from litigation settlement                     --               (4,320)                  --
         Changes in assets and liabilities
             (Increase) decrease in other assets and accrued
                 income taxes                                              1,234                  333                   82
             Increase (decrease) in accrued expenses                         (38)                  99                   (3)
                                                                        --------             --------             --------
             Net cash from operating activities                              328                 (801)                (206)
                                                                        --------             --------             --------

Investing Activities
     Sale of investments                                                   3,839                2,130                   --
     Repayments of loans receivable                                          250                                       738
     Loans to officer, director and shareholder                           (1,032)                (461)
     Decrease in receivables                                                  60                   59
     Acquisition of equipment                                               (680)                   0                    0
     Acquisition of businesses, net                                           --                  (35)                  --
     Other                                                                    --                   --                 (128)
                                                                        --------             --------             --------
     Net cash from investing activities                                    2,437                1,693                  610
                                                                        --------             --------             --------

Financing Activities
     Proceeds from notes payable - bank                                    1,000                   78                   78
     Proceeds from notes payable - other                                   3,978                   --                   --
     Repayment of notes payable - bank                                      (200)                (708)                (414)
     Issuance of common stock                                                835                  800                   99
     Dividends paid on preferred stock                                      (148)                (194)                (334)
     Capital Contribution to Subsidiary*                                  (8,000)                  --                   --
     Increase (decrease) in accounts payable subsidiaries *                 (228)                (869)                 167
                                                                        --------             --------             --------
     Net cash from financing activities                                   (2,763)                (893)                (404)
                                                                        --------             --------             --------

Change in cash                                                                 2                   (1)                  --
Cash, beginning of year                                                       --                    1                    1
                                                                        --------             --------             --------
Cash, end of year                                                       $      2             $     --             $      1
                                                                        ========             ========             ========

Supplemental disclosure of cash information:
     Interest paid                                                      $      5             $     56             $    101
     Income taxes paid (refunded)                                       $ (1,128)            $  1,119             $     --
Non-cash investing activities:
     Issuance of common stock in connection with
         acquisition of businesses                                      $     --             $  1,879             $     --
*Eliminated in consolidation.



         The condensed financial information should be read in conjunction with the Provident American Corporation and subsidiaries December 31, 1997 Consolidated Financial Statements and notes thereto.

                 PROVIDENT AMERICAN CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)


---------------------------------------------------------------------------------------------------------------------------------
                      COLUMN A                           COLUMN B             COLUMN C              COLUMN D             COLUMN F
---------------------------------------------------------------------------------------------------------------------------------
Years Ended           Segment                            Deferred Policy      Future Policy         Unearned             Premium
December 31,                                             Acquisition Cost     Benefits,             Premiums             Revenue
                                                                              Losses, Claims
                                                                              And Loss
                                                                              Expenses
---------------------------------------------------------------------------------------------------------------------------------
1995:                 Individual Life
                      And Annuity                          $ 986              $ 43,477                  $ -              $ 7,138

                      Group Life
                      And Health                               -                10,183                  544               25,571
                      -----------------------------------------------------------------------------------------------------------
                      Total                                $ 986              $ 53,660                $ 544             $ 32,709
---------------------------------------------------------------------------------------------------------------------------------
1996:                 Individual Life
                      And Annuity                        $ 1,468              $ 44,782                  $ -             $ 10,814

                      Group Life
                      And Health                           1,672                15,469                1,356               33,892
                      -----------------------------------------------------------------------------------------------------------
                      Total                              $ 3,140              $ 60,251              $ 1,356             $ 44,706
---------------------------------------------------------------------------------------------------------------------------------
1997:                 Individual Life
                      And Annuity                        $ 1,499              $ 46,418                  $ -              $ 6,520

                      Group Life
                      And Health                               -                29,884                2,022               47,733
                      -----------------------------------------------------------------------------------------------------------
                      Total                              $ 1,499              $ 76,302              $ 2,022             $ 54,253
=================================================================================================================================

RESTUBBED TABLE



----------------------------------------------------------------------------------------------------------------------------------
                      COLUMN A                          COLUMN G             COLUMN H             COLUMN I             COLUMN J
----------------------------------------------------------------------------------------------------------------------------------
Years Ended           Segment                         Net Investment       Benefits, Claims,    Amortization       Other Operating
December 31,                                          Income (1)           Losses And           Of Deferred        Expenses
                                                                           Settlement           Policy
                                                                           Expenses             Acquisition
                                                                                                Costs
----------------------------------------------------------------------------------------------------------------------------------
1995:                 Individual Life
                      And Annuity                      $ 2,513              $ 6,604                $ 103               $ 4,733

                      Group Life
                      And Health                           345               15,558                    -                13,731
                      ------------------------------------------------------------------------------------------------------------
                      Total                            $ 2,858             $ 22,162                $ 103              $ 18,464
----------------------------------------------------------------------------------------------------------------------------------
1996:                 Individual Life
                      And Annuity                      $ 2,831             $ 10,528                $ 170               $ 3,682

                      Group Life
                      And Health                           449               20,442                  414                16,394
                      ------------------------------------------------------------------------------------------------------------
                      Total                            $ 3,280             $ 30,970                $ 584              $ 20,076
----------------------------------------------------------------------------------------------------------------------------------
1997:                 Individual Life
                      And Annuity                      $ 2,887              $ 7,534                 $ 82               $ 3,745

                      Group Life
                      And Health                           600               40,192               10,861                22,630
                      -----------------------------------------------------------------------------------------------------------
                      Total                            $ 3,487             $ 47,726             $ 10,943              $ 26,375
=================================================================================================================================

(1) Investment income by segment is allocated based on liabilities for future policy benefits and policy claims.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                       PROVIDENT AMERICAN CORPORATION

                                       By:  /s/ALVIN H. CLEMENS
                                          -----------------------------
                                       Alvin H. Clemens, Chairman of
                                       the Board and Chief Executive Officer

June 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       /s/ALVIN H. CLEMENS                                         June 30, 1998
---------------------------------------
Alvin H. Clemens, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

       /s/JAMES O. BOWLES                                          June 30, 1998
---------------------------------------
James O. Bowles, President

       /s/BENEDICT J, IACOVETTI                                    June 30, 1998
----------------------------------------------
Benedict J. Iacovetti, Chief Financial Officer
(Principal Financial Officer)

       /s/FRANCIS L.  GILLAN III                                   June 30, 1998
---------------------------------------
Francis L. Gillan III, Treasurer
(Chief Accounting Officer)

       /s/MICHAEL F. BEAUSANG                                      June 30, 1998
---------------------------------------
Michael F. Beausang, Jr., Director

       /s/VALERIE C. CLEMENS                                       June 30, 1998
---------------------------------------
Valerie C. Clemens, Director


---------------------------------------
Harold M. Davis, Director

       /s/JOHN T. GILLIN                                           June 30, 1998
---------------------------------------
John T. Gillin, Director

       /s/HENRY  G. HAGER                                          June 30, 1998
---------------------------------------
Henry G. Hager, Director

       /s/FREDERICK S. HAMMER                                      June 30, 1998
---------------------------------------
Frederick S. Hammer, Director

       /s/GEORGE W. KARR                                           June 30, 1998
---------------------------------------
George W. Karr, Jr., Director

       /s/P. GLENN MOYER                                           June 30, 1998
---------------------------------------
P. Glenn Moyer, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549












                              EXHIBITS TO FORM 10-K
                                ANNUAL REPORT OF
                         PROVIDENT AMERICAN CORPORATION
                   For the Fiscal Year Ended December 31, 1997












                    Filed pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

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

  (2)(B) Agreement and Plan of Reorganization, dated August 15, 1996 among Registrant and Saul Rose and Joan Rose relating to the capital stock of Coastal Services, Eastern, Inc. Incorporated by reference to Exhibit (2)(B) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

  (2)(C) Purchase Agreement, dated May 1, 1996 among Registrant, MidAmerica Mutual Life Insurance Corporation and MidAmerica Enterprises, Inc. Incorporated by reference to Exhibit (2)(C) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

  (2)(D) Stock Exchange Agreement, dated June 18, 1996 among Registrant, Richard E. Field, Arthur J. Ivey and Richard E. Field & Associates, Inc. Incorporated by reference to Exhibit (2)(D) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

  (4)(E)     Insurion, Inc. 5.5% Convertible Note due June
             30, 2003, the principal amount of $5,000,000 received on May 29, 1998.

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

  (10)(E) Escrow Agreement dated January 1, 1991 between Network America Life Insurance Company, Provident Indemnity Life Insurance Company and Harleysville National Bank and Trust Company incorporated by reference to Exhibit (10)(G) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

  (10)(F)* Registrant's 1983 Incentive Stock Option Plan and Management Contracts thereunder, incorporated by reference to Exhibit
             (10)(C)(17) to Registrant's Form 10
             Registration Statement No. 0-13591, as amended.

  (10)(G)*   Registrant's 1985 Non-Qualified Stock Option
             Plan, incorporated by reference to Exhibit
             (10)(C)(1) to Registrant's Form 10 Registration
             Statement No. 0-13591, as amended.

  (10)(H) Quota Share Reinsurance Agreement effective as of October 1, 1989 among Provident Indemnity Life Insurance Company, Continental Assurance Company, First Equicor Life Insurance Company, The Mercantile and General Reinsurance Company, Limited, The Manufacturers Life Insurance Company, Ltd. and Gerling Global Life Insurance Company incorporated by reference to Exhibit
             (10)(L) to Registrant's Form S-1 Registration Statement No. 33-40842, as amended.

  Exhibit                                                          Sequentially
  Number                 Description of Exhibits                   Numbered Page
  ------                 -----------------------                   -------------

  (10)(I)* Registrant's 1991 Executive Stock Option Plan incorporated by reference to Exhibit (10)(O) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

  (10)(J)*   Registrant's 401(k) Profit Sharing Plan and
             Trust incorporated by reference to Exhibit
             (10)(P) to Registrant's Annual Report on Form
             10-K for the year ended December 31, 1991.

  (10)(K)*   Amendment dated November 17, 1992 to Premium
             Production and Stock Option Agreement dated
             January 19, 1991 among Registrant, Provident
             Indemnity Life Insurance Company and Premarco,
             Inc., incorporated by reference to Exhibit
             (10)(S) to Registrant's Annual Report on Form
             10-K for the year ended December 31, 1992.

  (10)(L)*   Amended and Restated Provident American
             Corporation Incentive Stock Option Plan for
             Field Representatives and Agents dated January
             1, 1991, incorporated by reference to Exhibit
             (10)(T) to Registrant's Annual Report on Form
             10-K for the year ended December 31, 1992.

  (10)(M)* Third Amendment to the Amended and Restated Stock Option Agreement dated April 1, 1993 among Registrant, Provident Indemnity Life Insurance Company and Alvin H. Clemens, incorporated by reference to Exhibit (10)(B) to Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

  (10)(N)* Option Agreement dated as of April 1, 1993 granting Alvin H. Clemens the right to purchase 500,000 shares of Series A Preferred Stock, incorporated by reference to Exhibit (10)(C) to Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

  Exhibit                                                          Sequentially
  Number                 Description of Exhibits                   Numbered Page
  ------                 -----------------------                   -------------

  (10)(O) Stock Purchase Agreement dated February 16, 1995 by and among Blue Alliance Mutual Insurance Company, Registrant and Provident Indemnity Life Insurance Company as to the sale of all of the outstanding stock of Maine National Life Insurance Company. Incorporated by reference to Exhibit (10)(W) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

  (10)(P) Stock Purchase Agreement, dated January 2, 1995 among Maine National Life Insurance Company, Provident Indemnity Life Insurance Company and PAMCO Realty Co., Inc. Incorporated by reference to Exhibit (10)(X) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

  (10)(Q) Reinsurance Agreement, dated December 31, 1995 between Provident Indemnity Life Insurance Company and London Life Reinsurance Company. Incorporated by reference to Exhibit (10)(Y) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

  (10)(R)    Warrant, dated November 1, 1995 granting Thomas
             A. Bruderman the right to purchase up to 50,000 shares of the common stock of Registrant. Incorporated by reference to Exhibit (10)(Z) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

  (10)(S)* Fourth Amendment to Registrant's Incentive Stock Option Plan for Field Representatives and Agents, effective January 1, 1995. Incorporated by reference to Exhibit (10)(CC) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

  (10)(T)    Settlement Agreement and Mutual General
             Release, effective February 12, 1996 among
             Registrant, Provident Indemnity Life Insurance
             Company, The Loewen Group Inc., and Loewen
             Group International, Inc. Incorporated by reference to Exhibit (10)(EE) to Registrant's
             Annual Report on Form 10-K for the year ended
             December 31, 1995.

  Exhibit                                                          Sequentially
  Number                 Description of Exhibits                   Numbered Page
  ------                 -----------------------                   -------------


  (10)(U)*   Registrant's Life and Health Insurance Agent
             Non-Qualified Stock Option Plan, effective
             January 2, 1996. Incorporated by reference to
             Exhibit (10)(EE) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

  (10)(V)*   Employment Contract, dated April 1, 1996 among
             Registrant, Provident Indemnity Life Insurance
             Company and Edward Bolton. Incorporated by reference to Exhibit (10)(FF) to Registrant's
             Annual Report on Form 10-K for the year ended
             December 31, 1996.

  (10)(W)* Amended and Restated Employment Contract, dated November 7, 1996 among Registrant, NIA Corporation, Provident American Life & Health Insurance Company and James O. Bowles. Incorporated by reference to Exhibit (10)(GG) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

  (10)(X)* Employment Contract, dated February 19, 1997 among Registrant, Provident Indemnity Life
             Insurance Company, Provident American Life &
             Health Insurance Company and Alvin H. Clemens.
             Incorporated by reference to Exhibit (10)(HH) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

  (10)(Y) Promissory Note; Pledge and Security Agreement, dated April 8, 1996 between Registrant and Alvin H. Clemens. Incorporated by reference to Exhibit (10)(II) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

  (10)(Z)* Amendment and Restatement of the Registrant's Stock Option Plan for Directors, effective July 16, 1996. Incorporated by reference to Exhibit
             (10)(JJ) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

  (10)(AA)*  Registrant's 1996 Employee Incentive Stock
             Option Plan, effective July 16, 1996.
             Incorporated by reference to Exhibit (10)(KK) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

  Exhibit                                                          Sequentially
  Number                 Description of Exhibits                   Numbered Page
  ------                 -----------------------                   -------------

  (10)(BB)*  Registrant's Amended and Restated Stock Option
             Plan for Executives, dated December 11, 1996.
             Incorporated by reference to Exhibit (10)(LL) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

  (10)(CC) Promissory Note with Amendments; Pledge and Security Agreement; and Escrow Agreement, dated April 2, 1996 between Registrant and John T. Gillin. Incorporated by reference to Exhibit
             (10)(MM) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

  (10)(DD)   Warrant for the Purchase of Shares of Common
             Stock, dated July 18, 1996 granting Ladenburg,
             Thalmann & Co. Inc. the right to purchase
             100,000 shares of the common stock of
             Registrant. Incorporated by reference to
             Exhibit (10)(OO) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

  (10)(EE)*  Marketing and Consulting Agreement, dated June
             18, 1996 between Provident Indemnity Life
             Insurance Company and Richard E. Field.
             Incorporated by reference to Exhibit (10)(PP) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

  (10)(FF)*  Stock Option/Warrant Agreement, dated January
             1, 1996 between Registrant and Richard E.
             Field. Incorporated by reference to Exhibit
             (10)(QQ) to Registrant's Annual Report on Form
             10-K for the year ended December 31, 1996.

  (10)(GG)   Amendment to Promissory Note, dated April 8,
             1997 between Registrant and Alvin H. Clemens.

  (10)(HH)   Promissory Note, dated July 28, 1997 between
             Registrant and Alvin H. Clemens.

  (10)(II)   Second Amendment to Promissory Note, dated
             February 1, 1997; Third Amendment to Promissory
             Note, dated April 30, 1997, between Registrant and John T. Gillin.

  Exhibit                                                          Sequentially
  Number                 Description of Exhibits                   Numbered Page
  ------                 -----------------------                   -------------

  (10)(JJ)   Services Agreement with Amendment to Services
             Agreement, dated February 1, 1998 between
             Provident Indemnity Life Insurance Company,
             Provident American Life and Health Insurance
             Company, HealthPlan Services Corporation and
             HealthPlan Services, Inc.

  (10)(KK) Inducement Agreement, dated October 16, 1997 between Registrant and HealthPlan Services,
             Inc.

  (10)(LL)   The Provident and HealthPlan Services
             E-Commerce Agreement, dated May 29, 1998 and effective February 1, 1998 between Registrant,
             Insurion, Inc., Provident Health Services, Inc.
             and HealthPlan Services, Inc.

  (10)(MM) Amended and Restated Interactive Marketing Agreement, dated February 1, 1998 between Provident Health Services, Inc. and American Online, Inc. Incorporated by reference to
             Exhibit 1 to Registrant's Form 8-K/A dated June
             8, 1998.

  (10)(NN)   MGU Stock Purchase Agreement, dated February
             27, 1998 between Montgomery Management
             Corporation and HealthPlan Services, Inc.

  (10)(OO) Lynx Capital Group, LLC Consulting Agreement, dated March 31, 1998 between Provident
             Indemnity Life Insurance Company, Provident
             American Life and Health Insurance Company and
             Lynx Capital Group, LLC.

    (11)     Computation of Earnings Per Share.

    (16)     Letter re: change in certifying account.

    (22)     Subsidiaries of Registrant.

  (23)(A)    Consent of Current Independent Accountants.


  (23)(B)    Consent of Previous Independent Accountants.


    (27)     Financial Data Schedule.

*        Indicates management contract or compensatory plan or arrangement.