Form 10-Q
period 1998-03-31
PROVIDENT AMERICAN CORP
filed 1998-07-17
CIK 768892

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended. . . . . . . . . . . . . . . . .March 31, 1998

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,173,860 shares of common stock, par value $.10, outstanding as of June 30, 1998.

                               Page 1 of 20 Pages

                        PROVIDENT AMERICAN CORPORATION


                                     INDEX



                                                                       Page No.
                                                                       --------
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Statements of Operations                           3

         Consolidated Balance Sheets                                     4-5

         Consolidated Statements of changes in Stockholders' Equity      6

         Consolidated Statements of Cash Flows                           7-8

         Notes to Condensed Consolidated Financial Statements            9-13

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                          14-18


Part II. OTHER INFORMATION

         Items  1- 5                                                    19

         Reports on Form 8-K                                            19

SIGNATURES                                                              20

Exhibit 11

Exhibit 27




                               Page 2 of 20 Pages

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements


                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Operations
         (Dollars in thousands, except preferred and common stock data)

                                                                              3 Months Ended March 31,
                                                                               1998              1997
                                                                            ---------         ---------

Revenue:
Premium:  Accident and health, gross                                        $  28,668         $  18,634
          Life and annuity, gross                                               2,477             2,409
                                                                            ---------         ---------
          Total gross premium                                                  31,145            21,043
                                                                            ---------         ---------
          Accident and health reinsurance ceded                                11,699             8,361
          Life and annuity reinsurance ceded                                       50               145
                                                                            ---------         ---------
          Total reinsurance ceded                                              11,749             8,506
                                                                            ---------         ---------
          Net premium                                                          19,397            12,537

Net investment income                                                             919               923
Realized gains (losses) on investments                                              0               998
Realized gain on the sale of subsidiary                                         4,000                 0
Other revenue                                                                     205               121
                                                                            ---------         ---------
          Total revenue                                                        24,520            14,579
                                                                            ---------         ---------
Benefits and expenses:
   Death and other policy benefits:
          Life                                                                  1,113             1,588
          Accident and health, net of reinsurance                              12,096             6,172
          Annuity contracts and other considerations                               88               229
          (Decrease) increase in liability for
           future policy benefits                                                  (2)              396
   Commissions, net of ceding allowance
          and deferred acquisition costs                                        2,792             1,543
   Other operating expenses, net of ceding allowance
          and deferred acquisition costs                                        5,261             3,173
   Amortization of deferred policy acquisition costs                              233               369
   Depreciation and amortization of goodwill                                      226               150
                                                                            ---------         ---------
            Total benefits and expenses                                        21,807            13,620
                                                                            ---------         ---------

Income (loss) before income taxes                                               2,714               959

Provision (benefit) for income taxes:
   Current                                                                         41              (525)
   Deferred                                                                         0               669
                                                                            ---------         ---------
            Total income taxes                                                     41               144
                                                                            ---------         ---------
            Net income (loss)                                                   2,673               815
Dividends on preferred stock                                                       37                37
                                                                            ---------         ---------
            Net income (loss) applicable to common stock                    $   2,636         $     778
                                                                            =========         =========
Income (loss) per share of common stock
            Basic                                                               $0.26         $    0.08
                                                                            =========         =========
            Diluted                                                             $0.22         $    0.06
                                                                            =========         =========
Common shares and equivalents used in computing income (loss) per share
            Basic                                                              10,173            10,024
            Diluted                                                            11,787            12,120

                See notes to consolidated financial statements.



                               Page 3 of 20 Pages

                Provident American Corporation and Subsidiaries
                          Consolidated Balance Sheets

                                                                                          UNAUDITED
 (Dollars in thousands except Preferred and Common Stock Data)                             March 31,          December 31,
                                                                                             1998                 1997
                                                                                          ----------          ------------
 Assets
 Investments:
        Bonds                                                                                $44,764              $45,134
        Equity securities, cost $12 and $12                                                        9                    8
        Real estate, less accumulated
               depreciation of $188 and $182                                                     912                  918
        Policy loans                                                                             498                  498
        Other invested assets                                                                    524                  543
                                                                                           ---------              -------
                          Total Investments                                                   46,707               47,101
 Cash and cash equivalents                                                                    16,064               16,767
 Amounts due from third party administrator                                                    5,391                    0
 Premiums due and uncollected                                                                  2,511                2,106
 Amounts due from reinsurers                                                                  20,811               16,092
 Loans receivable from officer, director and stockholder                                       1,262                1,243
 Accrued investment income                                                                       575                  610
 Federal income taxes receivable                                                               3,283                3,325
 Property and equipment, less
        accumulated depreciation of $2,832 and $2,751                                          6,823                6,804
 Unamortized deferred policy acquisition costs                                                 2,561                1,499
 Goodwill less accumulated amortization of $1,990 and $1,973                                   1,176                1,193
 Other assets                                                                                  3,692                1,625
                                                                                           ---------              -------
                          Total Assets                                                      $110,846              $98,365
                                                                                           =========              =======

                            Continued on next page.
               See notes to consolidated financial statements.








                              Page 4 of 20 Pages

                Provident American Corporation and Subsidiaries
                    Consolidated Balance Sheets (continued)
                            (Dollars in thousands)

                                                                                             UNAUDITED
                                                                                              March 31,         December 31,
                                                                                                1998                1997
                                                                                              ---------         ------------
Liabilities and Stockholders Equity
Future policy benefits:
        Life                                                                                     40,488               40,665
        Annuity and other                                                                         5,359                5,428
Policy claims                                                                                    43,653               31,109
Premiums received in advance and unearned                                                           443                2,677
Amounts due to reinsurers                                                                             0                   37
Accrued commissions and expenses                                                                  4,465                5,451
Loans payable                                                                                     4,945                5,077
Accounts Payable                                                                                  1,076                1,151
Deferred income taxes                                                                               115                  100
Other liabilities                                                                                 2,638                2,661
                                                                                              ---------         ------------
                          Total Liabilities                                                     103,182               94,356

Stockholders' Equity
Preferred stock, par value $1: authorized 20,000,000 shares:
        Series A Cumulative Convertible, issued 580,250                                             580                  580
        Series B Cumulative Convertible, none issued                                                  0                    0
Common stock, par value $.10: authorized 50,000,000,
        issued 10,209,160 and 10,078,710                                                          1,021                1,021
Common stock, Class A, par value $.10; authorized 20,000,000,
        none issued                                                                                   0                    0
Additional paid-in capital                                                                       14,760               13,767
Net unrealized appreciation (depreciation) of bonds                                                 214                  188
Net unrealized appreciation (depreciation) of equity securities                                      (3)                  (3)
Retained earnings                                                                                (8,832)             (11,468)
                                                                                              ---------         ------------
                                                                                                  7,740                4,085
Less common stock held in treasury, at cost, 36,300 shares                                          (76)                 (76)
                                                                                              ---------         ------------
                         Total Stockholders' Equity                                               7,664                4,009
                                                                                              ---------         ------------
                         Total Liabilities and Stockholders' Equity                            $110,846              $98,365
                                                                                              =========         ============

                See notes to consolidated financial statements.


                              Page 5 of 20 Pages

                Provident American Corporation and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity
                             (Amounts in thousands)

                                                                                                      Net Unrealized  Net Unrealized
                                              Preferred Stock        Common Stock        Additional    Appreciation    Appreciation
                                                                                          Paid in     (Depreciation)  Of Marketable
                                             Shares     Amount     Shares     Amount      Capital        of Bonds       Securities
                                             ------     ------     ------    -------    -----------  ---------------  --------------
BALANCE, DECEMBER 31, 1997                     580      $ 580      10,209    $ 1,021     $ 13,767          $ 188          $    (3)

Stock options and warrants exercised                                                            3

Compensation expense on stock issuance

Warrants issued                                                                               990

Net unrealized

     depreciation of bonds                                                                                    26

     appreciation of equity securities                                                                                          0

Cash dividends declared on preferred stock

Net income
                                              ----      -----      ------    -------     --------          -----          -------
BALANCE, MARCH 31, 1998                        580      $ 580      10,209    $ 1,021     $ 14,760          $ 214          $    (3)
                                              ====      =====      ======    =======     ========          =====          =======





                                                 Retained          Treasury
                                                 Earnings            Stock
                                                 (Deficit)         (at cost)       Total
                                                 ---------         ---------       -----

BALANCE, DECEMBER 31, 1997                      $ (11,468)          $ (76)       $ 4,009

Stock options and warrants exercised                                                   3

Compensation expense on stock issuance                                                 0

Warrants issued                                                                      990

Net unrealized

     depreciation of bonds                                                            26

     appreciation of equity securities                                                 0

Cash dividends declared on preferred stock            (37)                           (37)

Net income                                          2,673                          2,673
                                                ---------           -----        -------
BALANCE, MARCH 31, 1998                         $  (8,832)          $ (76)       $ 7,664
                                                =========           =====        =======

               See notes to consolidated financial statements.







                               Page 6 of 20 Pages

                Provident American Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                                                           3 Months Ended March 31,
                                                                                          1998                   1997
                                                                                        -------                 ------
   Cash flows from operating activities
       Net income (loss)                                                                $ 2,673                 $  815
       Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating activities
          Depreciation and amortization                                                     229                    158
          Net realized (gain) on investments                                                                      (998)
          Not realized (gain) on sale of subsidiary                                      (4,000)
          Decrease (increase) in
             Premium due and uncollected, unearned
               premium and premium received in advance                                   (2,050)                   119
             Due to/from reinsurers                                                      (4,756)                  (344)
             Due from third party administrator                                          (5,391)                     0
             Deferred policy acquisition costs, net                                          39                 (2,131)
             Accrued investment income                                                       35                    (59)
             Other assets, current and deferred income
               taxes and other liabilities                                               (1,050)                 1,364
             Accrued commissions and expenses                                              (986)                   127
             Future policy benefits and claims                                           11,197                 (1,641)
                                                                                        =======                 ======
       Net cash provided by (used in) operating activities                               (4,060)                (2,590)
                                                                                        =======                 ======
   Cash flows from investing activities
       Purchases of bonds                                                                (1,676)                (3,530)
       Purchases of equity securities                                                         0                 (1,010)
       Sale of bonds                                                                      2,104                    796
       Sale of equity securities                                                          4,000                  4,086
       Maturity of investments and loans                                                      0                    892
       Repayments of loans receivable                                                         3                      0
       Loans to officer, director and shareholder                                           (22)                    (7)
       Purchases of property and equipment                                                 (298)                  (159)

                            Continued on next page.
                See notes to consolidated financial statements.





                              Page 7 of 20 Pages

                Provident American Corporation and Subsidiaries
               Consolidated Statements of Cash Flows (continued)
                            (Dollars in thousands)

                                                                       3 Months Ended March 31,
                                                                      1998                 1997
                                                                   ----------           ----------
 Cash flows from financing activities
    Withdrawals from contractholder deposit funds                      (589)                (300)
    Repayments of notes payable                                        (132)                (115)
    Issuance of common stock                                              4                   87
    Dividends paid on preferred and common stock                        (37)                 (37)
                                                                   --------              -------
    Net cash from financing activities                                 (755)                (365)
                                                                   --------              -------
    Increase (decrease) in cash and cash equivalents                   (703)              (1,887)
    Cash and cash equivalents, beginning of period                   16,767                6,218
                                                                   --------              -------
    Cash and cash equivalents, end of period                        $16,064              $ 4,331
                                                                   --------              -------
 Supplemental disclosure of cash flow information:
    Interest paid                                                   $    52              $     4
    Income taxes paid (refunded), net                                                    $  (942)
 Non-cash financing, activities:
    Issuance of warrants                                            $   990


                 See notes to consolidated financial statements








                               Page 8 of 20 Pages

                Provident American Corporation and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                            (Dollars in thousands)

Note A - General

         The condensed consolidated financial statements have been prepared by Provident American Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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



                              Page 9 of 20 Pages

         The Company's new non-insurance subsidiaries, Provident Health Services, Inc. ("PHS") and its wholly owned subsidiary Insurion, Inc. ("Insurion"), will conduct this new venture. It is anticipated that Internet-based sales will be tested during the third quarter of 1998 and offered generally to AOL subscribers in the fourth quarter of 1998. PHS will provide online customer service to the AOL member base in connection with the sale of medical and related insurance products. The Company recently expanded its outsourcing relationship with HPS whereby HPS will provide customer service and have certain third party administrator rights over policies sold by Insurion through its web site or other e-commerce vehicles.

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

Note B - Reinsurance and Deferred Acquisition Cost Impact on Benefits and
         Expenses

         Accident and health policy benefits, commissions and other operating expenses are net of the following ceded reinsurance and deferred acquisition cost amounts:

                                                    3 Months Ended
                                                       March 31,
                                                 1998          1997
                                                 ----          ----
             Accident, and health benefits
             Gross before reinsurance ceded    $23,845       $11,847
             Less reinsurance ceded             11,749         5,675
                                               -------       -------
             Net of reinsurance                $12,096       $ 6,172
                                               =======       =======

             Commissions
             Gross before reinsurance ceded    $ 7,587       $ 4,091
             Less reinsurance ceded              3,915         1,650
             Less deferred acquisition costs       880           898
                                               -------       -------
             Net                               $ 2,792       $ 1,543
                                               =======       =======

             Other operating expenses
             Gross before reinsurance ceded    $ 7,405       $ 5,878
             Less reinsurance ceded              1,729         1,103
             Less deferred acquisition costs       416         1,602
                                               -------       -------
             Net                               $ 5,261       $ 3,173
                                               =======       =======


                             Page 10 of 20 Pages

         The Company was notified by its reinsurer, Swiss Re, that the Quota Share Reinsurance Agreement would not be renewed effective January 1, 1998. Swiss Re's obligation to assume paid losses incurred prior to January 1, 1998 remains in effect. The Company notified Swiss Re that it would not be renewing the Excess of Loss Agreement. The Company is currently negotiating with a group of reinsurers and has placement slips regarding a replacement Quota Share Agreement and Excess of Loss Agreement with a group of reinsurers to be effective January 1, 1998. The new agreement, when executed, may not be as comprehensive as the old agreement. Effective January 1, 1998, the Company's new reinsurance will be on a no loss, no gain basis for all policies inforce as of December 31, 1997 until those policies are rate increased. Policies are generally rate increased on their six-month or twelve-month anniversary. Once policies inforce as of December 31, 1997 have been rate increased, and for all policies sold during 1998, the Company will cede approximately 47.5% of group medical benefits. Furthermore, the Company will retain any profit in excess of 3% of ceded premium. The effect of any differences has not been determined; however, management believes that the effect, if any, will not be material to the accompanying financial statements. The potential effect of any differences between old and new reinsurance on future results has not been determined; however, the impact could be significant.

         In addition, the Company generally assumes 30% (up to $150 per individual) of the liability on its limited self-funded accident and health business, which consists generally of policies issued to limit the claims expenses of employers that self-insure group medical benefits with respect to any individual employee and in the aggregate. The Company notified Swiss Re that it would not be renewing the Stop Loss Assumption Reinsurance Agreement effective January 1, 1998. The Company has placement slips and an agreement in principal regarding a replacement agreement to be effective January 1, 1998 at equivalent terms.

         Based on the Company's estimates of the future profitability of it's group medical products sold through December 31, 1997, deferred acquisition costs of approximately $6,708 were written off as amortization of deferred policy acquisition costs in the fourth quarter of 1997. Management believes the estimated future profitability of group medical products sold during the first quarter of 1998 has improved due to improved underwriting and rate increases and therefore the Company has deferred policy acquisition costs during the first quarter of 1998 as recoverable against the present value of future profits. Management further believes the estimated future profitability of the life business exceeds the unamortized deferred policy acquisition costs for life products.

Note C - Sale of Montgomery Management:

         In February 1998 the Company sold for $4,000 49% of Montgomery Management Corporation ("MMC") common stock along with a warrant to purchase an additional 31% of MMC's common stock for one dollar. Immediately prior to the sale MMC declared a dividend payable to its parent PILIC equal to its total equity. The Company recognized a $4,000 pre-tax gain on the sale of MMC and no longer includes MMC in the Company's consolidated financial statements. The Company's remaining ownership of MMC is accounted for as an equity investment valued at March 31, 1998 at zero. MMC retains its headquarters at the Company's home office but is managed and controlled by the buyer of MMC. The Company, through its subsidiary PILIC, continues to assume via reinsurance approximately 30% of the premiums, benefits, commissions and expenses of the stop-loss business administered by MMC.



                             Page 11 of 20 Pages

Note D - AOL Interactive Marketing Agreement

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

         The AOL Agreement has an initial term commencing on February 1, 1998 and ending on September 30, 1999, with a renewal period of two additional years at PHS's election. As consideration under the AOL Agreement, PHS will pay $8,000 to AOL during 1998 and the Company agreed to issue warrants to AOL. PHS paid AOL $1,500 and $2,500 during the first and second quarters of 1998, respectively, with $4,000 due AOL during the third quarter of 1998. The Company will account for the $8,000 that PHS will pay to AOL as a deferred cost asset, which will be amortized over the balance of the initial term. In addition, the Company issued to AOL warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $4.48 per share (based on the average NASDAQ closing prices for the last 20 days preceding the determination date as defined in the agreement), for a period of five years commencing February 1, 1998 which are immediately exercisable. The fair value of these warrants (approximately $990) will be recognized as a deferred cost asset as of March 31, 1998 and will be amortized over the initial term of the AOL Agreement starting October 1, 1998. The AOL Agreement also provides for the issuance of warrants subject to the terms and conditions of the AOL Agreement.

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

Note E - Investment Considerations

         In analyzing whether to make, or continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, a copy of which can be obtained from the Company.



                             Page 12 of 20 Pages

Note F - Forward-looking Statements

         The information contained in the Quarterly Report on form 10-Q for the quarter ended March 31, 1998 contains forward-looking statements (as such term is defined under Section 21E of the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends, management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

         Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors are discussed in the Company's Annual Report on Form on 10-K for the year ended December 31, 1997.




                             Page 13 of 20 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         For the three months ended March 31, 1998 ("the current year"), the Company's net income applicable to common stock for the current year was $2.6 million or $.22 per diluted share compared to net income of $0.8 million or $0.06 per diluted share for the three months ended March 31, 1997
("the prior year"). The Company's net income was favorably impacted by a $4 million gain on the sale of MMC, partially offset by higher health benefit claims experience and costs related to the transition of group health administration to HPS discussed later. Net income for the prior year included a $1 million realized gain on the sale of investments, primarily Loewen stock received as the result of a litigation settlement received in 1996.

         Accident and health gross premium was $28.7 million for the current year compared to $18.6 million for the prior year and accident and health ceded premium was $11.7 million for the current year as compared to $8.4 million for the prior year. The increases were the result of increased new business from one-life managed-care health insurance products.

         At March 31, 1998 and 1997, annualized accident and health premium in force on small group and managed-care business amounted to $100.4 million and $76.2 million, respectively, consisting of approximately 51,000 and 40,000 covered lives, respectively. The $24.2 million net increase in annualized premium from March 31, 1998 to March 31, 1997 resulted from new business issued of $72.6 million, of which $19.5 million occurred in the current year, plus premium rate increases less lapses.

         The Company's principal managed care products are "The Provident Solution" and "HealthQuest" which together offer a variety of deductibles, coinsurance amounts and managed care options. Minimum amounts of group term life are required with many of the medical products. "The Provident Solution" relies on First Health Group Inc. for access to network providers and advantageous fee schedules, while "HealthQuest" relies on regional PPOs. The Provident Solution and HealthQuest comprised 86% and 71% of annualized premium in force as of March 31, 1998 and 1997, respectively.

         Life and annuity net premium, consisting primarily of group life and individual pre-need and final expense business accounted for $2.5 million for the current year compared to $2.4 million for the prior year due to a slight increase in sales attributable to an increase in sales of traditional whole life policies, offset by lapsation of the Company's pre-need and final expense life inforce.

         Net investment income was $0.9 million for the current year compared to $0.9 million for the prior year. The gross average book yield on bond investments, which accounted for 96% total investments for the quarters ended March 31, 1998 and December 31, 1997, was 5.9% and 6.5% for the quarter ended March 31, 1998 and 1997, respectively. Realized gain on the sale of subsidiary is discussed in Note D - Sale of Montgomery Management. Realized gains in the prior year related primarily to the sale of Loewen stock acquired as a result of litigation.



                             Page 14 of 20 Pages

         Accident and health policy benefits represented 71.5% of accident and health earned premium for the current year up from 60% from the prior year, due to higher health policy benefits in the Company's one-life managed-care products compared to last year. In the second quarter of 1997 the Company recognized a $4.6 million reserve strengthening in its one-life managed-care products, of which $1.6 million related to the first quarter of 1997. Based on the Company's current assessment of loss experience, the Company estimates accident and health policy benefits for last year at 76% of accident and health earned premium. The decrease in the accident and health policy benefits as a percentage of premium reflects the impact of improved underwriting and rate increases which were implemented during 1997.

        Increase in liability for future policy benefits of $1.1 million in the current year declined from $1.6 million from the prior year, primarily due to a $0.5 million reduction to prior year policy claims for group life business.

        Commissions, net of ceding allowance and deferred acquisition costs of $2.8 million for the current year increased from $1.5 million for the prior year due to increased commissions paid on increased premiums related to the Company's one-life managed-care products.

         Other operating expenses, net of ceding allowance and deferred acquisition costs for the current year of $5.3 million increased compared to $3.2 million for the prior year due to $1.2 million of costs related to the HPS transition and increased policy administration expenses arising from increased volume. Costs related to the HPS transition included claims processing charges, systems cost related to migrating policyholder and agent data and travel costs. Other operating expenses deferred as acquisition costs in the current year declined compared to the prior year due to cost savings resulting from the outsourcing to HPS.

        Other operating expenses, net of ceding allowance and deferred acquisition costs for the current year excluding HPS transition costs and non-deferred acquisition costs represented 21.1% of net premiums for the current year which decreased from 25% for the same period last year due to the cost savings resulting from Company's decision to outsource its group health policy and claims processing to HPS effective February 1, 1998.

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



                             Page 15 of 20 Pages

         Cash and investments carried at market value at March 31, 1998 amounted to $62.7 million. This included $44.8 million of bonds issued by the U.S. Government, government agencies, public utilities and other corporations, $2.0 million invested in policy loans, real estate and other invested assets and $16.0 million in cash and cash equivalents. Bonds are investment grade securities with fixed incomes ranging in maturity from one to 30 years. The gross average yield on fixed income bonds as of March 31, 1998 and 1997 was 5.9% and 6.5%, respectively. The Company's investment policy is to buy medium term U.S. government direct and agency bonds. All bonds are considered to be "available for sale". The Company and its subsidiaries do not invest in high-yield debt instruments, defined as securities below investment grade with interest rates or yields significantly above market rates.

         The Company entered into a line of credit with a bank during 1997 in the amount of $1 million with interest at 1% above the prime rate. The outstanding borrowing at December 31, 1997 and March 31, 1998 amounted to $1.0 million. The Company repaid this amount in the third quarter of 1998.

         Net cash used in operating activities of $4.1 million in 1998 reflects the impact of the transition of business to HPS and new reinsurance agreements.

         Change in future policy benefits and claims of $12.3 million increased in the current year in comparison to the prior year due to higher premium and claim volume along with delays in claim processing resulting from the HPS transition. Claims processing was transitioned to HPS by the end of the first quarter of 1998. Claims backlogs were reduced during the second quarter of 1998 and the Company anticipates that claims disbursements will increase during the second and third quarters of 1998.

         Change in amounts due from reinsurers of $4.8 million in 1998 increased in comparison to the prior year due to higher direct and ceded claim payment activity and delays in processing reinsurance settlements to old and new reinsurers. Amounts due from Swiss RE were collected during the second quarter of 1998. New information requirements combined with the HPS transition caused delays in submitting reinsurance settlements to reinsurers. The Company anticipates that delays in reinsurance processing will continue into the third quarter of 1998.

         In connection with the Company's outsourcing to HPS the Company now receives premiums, net of commissions, HPS fees and certain out of pocket expenses monthly on or before the 15th of following month. The $5.4 million change in amounts due from third party administrator represented March 1998's net cash settlement collected in April. Premium due and uncollected, unearned premium and premium received in advance was $2.1 million as a result of new billing due dates established by HPS. Premium billings that were due beyond March 31, 1998 were prorated thus reducing collected premiums in March and for the first quarter. All HPS administered premium amounts are now due from customers by the end of the month. Since HPS now pays the Company's group commissions, unpaid commissions are included in amounts due from third party administrator and are no longer included in accrued commissions.

         Change in other assets, current and deferred income taxes and other liabilities of $1.1 million related primarily to Insurion and payments to AOL, net of funds received from HPS.



                             Page 16 of 20 Pages

         The Company sold an 80% interest (49% in common stock and warrants for an additional 31%) in MMC for $4 million realizing a gain for the same amount during the first quarter of 1998 in order to focus on the one-life market and increase PILIC's statutory capital and surplus to fund growth.

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

        The statutory capital and surplus of PILIC which includes amounts related to its subsidiary PALHIC, was $11.4 million at December 31, 1997. The statutory capital and surplus of PILIC which includes amounts related to its subsidiary PALHIC, was $12.5 million at March 31, 1998. At December 31, 1997, PILIC calculated its "Risk Based Capital" utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate PILIC's adjusted capital of $12.0 million exceeds the Company Action Level amount required by $2.7 million. PALHIC's results of this computation indicate PALHIC's adjusted capital of $4.3 million exceeds the Company Action Level amount required by $2.6 million. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurers business. This formula is a primary measurement as to the adequacy of total capital and surplus of life insurance companies. Administrative rules and legal restrictions of state insurance departments presently prevent payment of dividends by PILIC and PALHIC to their parent companies without regulatory approval.

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

         Inflation has significantly increased the cost of health care. The adequacy of premium rates in relation to the level of health claims is constantly monitored and, where appropriate, premium rates on such policies, when appropriate, are increased as policy benefits increase. Failure to make such increases commensurate with health care cost increases may result in a loss from health insurance operations.

         The Company's pre-need products include periodic adjustments to the face amount of the policy for increases in the consumer price index.



                             Page 17 of 20 Pages

Capital Expenditures and Commitments

         In March 1998, the Company announced an interactive marketing agreement with AOL described in Note D. In connection with this agreement the Company has paid AOL $4 million as of the end of the second quarter of 1998 and will pay AOL an additional $4 million in the third quarter of 1998. Additionally, the Company expects to incur certain start-up costs that will require funding before the AOL-related venture is scheduled to become operational in October 1998. HPS paid the Company $0.75 million in March 1998 to be the exclusive administrator of this business. In addition a $5.0 million private placement of Insurion, Inc. convertible debt was completed during the second quarter of 1998. The Company is seeking marketing co-sponsors who would pay the Company fees for participating in the Insurion's web site and pursuing other external sources of funds in order to fund payments to AOL and start up expenses.


                             Page 18 of 20 Pages

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

Item 6.         Exhibits and Reports on Form 8-K.

                (a)  Exhibits: Not applicable.

                (b)  Reports on Form 8-K:

                       (1) CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT filed
                           under Item 4 dated February 26, 1998

                       (2) Item 5 regarding the Company's subsidiary, Provident
                           Health Services, Inc. entering into an Interactive Marketing Agreement with America Online, Inc. filed on March 27, 1998



                             Page 19 of 20 Pages

                                   Signature


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                  Provident American Corporation



                  By: /s/ Alvin H. Clemens
                      --------------------------------------------------------
                          Alvin H. Clemens, Chairman of the Board of Directors
                                     and CEO


                  By: /s/ James O. Bowles
                      --------------------------------------------------------
                          James O. Bowles, President



                  By: /s/ Benedict J, Iacovetti
                      --------------------------------------------------------
                          Benedict J. Iacovetti, Chief Financial Officer







Date: July 16, 1998



                             Page 20 of 20 Pages