Form 10-Q
period 1998-06-30
PROVIDENT AMERICAN CORP
filed 1998-08-14
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended. . . . . . . . . . . . . . . .June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from. . . . . . . . . . . to. . . . . . . . . . .

          Commission file number. . . . . . . . . . . . . . . . . . . . 0-13591


                         PROVIDENT AMERICAN CORPORATION
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                   23-2214195
-------------------------------                      ----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                2500 DeKalb Pike, Norristown, Pennsylvania      19404
                 ----------------------------------------     ----------
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

                               Yes __X__ No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,200,735 shares of common stock, par value $.10, outstanding as of August 12, 1998.

                               Page 1 of 23 Pages

                         PROVIDENT AMERICAN CORPORATION


                                      INDEX



                                                                                                               Page No.
                                                                                                               --------
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Statements of Operations                                                                     3

         Statement of Comprehensive Income                                                                         4

         Consolidated Balance Sheets                                                                              5-6

         Consolidated Statements of Changes in Stockholders' Equity                                                7

         Consolidated Statements of Cash Flows                                                                    8-9

         Notes to Condensed Consolidated Financial Statements                                                    10-15

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                                                                   16-21


Part II. OTHER INFORMATION

         Items 1 - 5                                                                                              22

         Reports on Form 8-K                                                                                      22

SIGNATURES                                                                                                        23

Exhibit 11

Exhibit 27


                               Page 2 of 23 Pages

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements


                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Operations
         (Dollars in thousands, except preferred and common stock data)


                                                                            3 Months Ended June 30       6 Months Ended June 30
                                                                              1998          1997          1998            1997
                                                                            --------      --------      --------      --------
Revenue:
Premium: Accident and health, gross                                         $ 27,195      $ 20,734      $ 55,863      $ 39,468
             Life and annuity, gross                                           2,099         2,437         4,576         4,846
                                                                            --------      --------      --------      --------
             Total gross premium                                              29,294        23,171        60,439        44,314
                                                                            --------      --------      --------      --------

             Accident and health reinsurance ceded                            13,106         9,390        24,805        17,751
             Life and annuity reinsurance ceded                                   25           133            74           278
                                                                            --------      --------      --------      --------
             Total reinsurance ceded                                          13,131         9,523        24,879        18,029
                                                                            --------      --------      --------      --------

             Net premium                                                      16,163        13,648        35,560        26,285

Net investment income                                                            987           843         1,906         1,766
Realized gains (losses) on investments                                            13           (68)           13           930
Realized gain on the sale of subsidiary                                            0             0         4,000             0
Other revenue                                                                      5             5           128            26
                                                                            --------      --------      --------      --------
            Total revenue                                                     17,168        14,428        41,607        29,007
                                                                            --------      --------      --------      --------

Benefits and expenses:
    Death and other policy benefits:
            Life                                                               1,372         1,434         2,485         3,022
            Accident and health, net of reinsurance                            9,781        12,834        21,876        19,006
            Annuity contracts and other considerations                            83           160           171           389
            (Decrease) increase in liability for
             future policy benefits                                             (522)          624          (524)        1,020
    Commissions, net of ceding allowance
            and deferred acquisition costs                                     2,586         1,696         5,323         3,239
    Other operating expenses, net of ceding allowance
            and deferred acquisition costs                                     5,735         4,277        10,970         7,450
    Amortization of deferred policy acquisition costs                            307         2,650           540         3,019
    Depreciation and amortization of goodwill                                    209           146           435           296
                                                                            --------      --------      --------      --------
            Total benefits and expenses                                       19,551        23,821        41,276        37,441
                                                                            --------      --------      --------      --------

Income (loss) before income taxes                                             (2,383)       (9,393)          331        (8,434)

Provision (benefit) for income taxes:
    Current                                                                      (38)       (2,871)            3        (3,396)
    Deferred                                                                       0          (835)            0          (166)
                                                                            --------      --------      --------      --------
            Total income taxes                                                   (38)       (3,706)            3        (3,562)
                                                                            --------      --------      --------      --------

            Net income (loss)                                                 (2,345)       (5,687)          328        (4,872)
Dividends on preferred stock                                                      37            37            74            74
                                                                            --------      --------      --------      --------
            Net income (loss) applicable to common stock                    $ (2,382)      $(5,724)     $    254      $ (4,946)
                                                                            ========      ========      ========      ========
Income (loss) per share of common stock
            Basic                                                           $  (0.20)     ($  0.57)     $   0.02      $  (0.49)
                                                                            ========      ========      ========      ========
            Diluted                                                         $  (0.20)     ($  0.57)     $   0.02      $  (0.49)
                                                                            ========      ========      ========      ========
Common shares and equivalents used in computing income (loss) per share
            Basic                                                             11,990        10,071        11,699        10,068
            Diluted                                                           11,990        10,071        11,773        10,068

                 See notes to consolidated financial statements.

                               Page 3 of 23 Pages

                 Provident American Corporation and Subsidiaries
                        Statement of Comprehensive Income
                             (Dollars in thousands)


                                                                            3 Months Ended June 30       6 Months Ended June 30
                                                                              1998          1997          1998          1997
                                                                            --------      --------      --------      --------
 Net income (loss) applicable to common stock                               $(2,382)      $(5,724)      $   254       $ (4,946)
 Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities:
            Unrealized holding gains (losses) arising during period             157           436           183         (1,002)
                                                                            -------       -------       -------       --------
 Comprehensive income (loss)                                                $(2,225)      $(5,288)      $   437       $ (5,948)
                                                                            =======       =======       =======       ========


                See notes to consolidated financial statements.












                               Page 4 of 23 Pages

                 Provident American Corporation and Subsidiaries
                           Consolidated Balance Sheets

(Dollars in thousands)                                                 UNAUDITED
                                                                        June 30,         December 31,
                                                                          1998              1997
                                                                       --------          ----------
Assets
Investments:
       Bonds                                                           $ 43,402             $45,134
       Equity securities, cost $39 and $12                                   29                   8
       Real estate, less accumulated
              depreciation of $194 and $182                                 906                 918
       Policy loans                                                         495                 498
       Other invested assets                                                520                 543
                                                                       --------             -------
                         Total Investments                               45,352              47,101
Cash and cash equivalents                                                10,648              16,767
Amounts due from third party administrator                                7,117                   0
Premiums due and uncollected                                              1,693               2,106
Amounts due from reinsurers                                              12,819              16,092
Loans receivable from officer, director and stockholder                   1,284               1,243
Accrued investment income                                                   562                 610
Federal income taxes receivable                                           3,119               3,325
Property and equipment, less
       accumulated depreciation of $3,019 and $2,751                      7,032               6,804
Unamortized deferred policy acquisition costs                             3,944               1,499
Goodwill less accumulated amortization of $2,006 and $1,973               1,160               1,193
Other assets                                                              6,241               1,625
                                                                       --------             -------
                         Total Assets                                  $100,971             $98,365
                                                                       ========             =======



                             Continued on next page.
                 See notes to consolidated financial statements.




                               Page 5 of 23 Pages

                 Provident American Corporation and Subsidiaries
                     Consolidated Balance Sheets (continued)

(Dollars in thousands)
                                                                                UNAUDITED
                                                                                 June 30,             December 31,
                                                                                   1998                  1997
                                                                                ---------             -----------
Liabilities and Stockholders' Equity
Future policy benefits:
       Life                                                                        40,310                40,665
       Annuity and other                                                            5,376                 5,428
Policy claims                                                                      33,962                31,109
Premiums received in advance and unearned                                             805                 2,677
Amounts due to reinsurers                                                               0                    37
Accrued commissions and expenses                                                    1,478                 5,451
Loans payable                                                                       4,799                 5,077
Convertible Note                                                                    5,000                     0
Accounts Payable                                                                      997                 1,151
Deferred income taxes                                                                   0                   100
Other liabilities                                                                   2,805                 2,661
                                                                                ---------             ---------
                          Total Liabilities                                        95,532                94,356

Stockholders' Equity
Preferred stock, par value $1: authorized 20,000,000 shares:
       Series A Cumulative Convertible, issued 580,250                                580                   580
       Series B Cumulative Convertible, none issued                                     0                     0
Common stock, par value $.10: authorized 50,000,000,
       issued 10,210,160 and 10,078,710                                             1,021                 1,021
Common stock, Class A, par value $.10: authorized 20,000,000,
       none issued                                                                      0                     0
Additional paid-in capital                                                         14,760                13,767
Net unrealized appreciation (depreciation) of bonds                                   378                   188
Net unrealized appreciation (depreciation) of equity securities                       (10)                   (3)
Retained earnings                                                                 (11,214)              (11,468)
                                                                                ---------             ---------
                                                                                    5,515                 4,085
Less common stock held in treasury, at cost, 36,300 shares                            (76)                  (76)
                                                                                ---------             ---------
                          Total Stockholders' Equity                                5,439                 4,009
                                                                                ---------             ---------
                          Total Liabilities and Stockholders' Equity            $ 100,971             $  98,365
                                                                                =========             =========



                  See notes to condensed financial statements.



                               Page 6 of 23 Pages

                 Provident American Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                             (Dollars in thousands)

                                                                                                  Net Unrealized
                                                Preferred Stock       Common Stock     Additional  Appreciation
                                                                                         Paid-In  (Depreciation)
                                               Shares   Amount     Shares    Amount      Capital     of Bonds
                                               ------   ------     ------    ------      -------     --------

BALANCE, DECEMBER 31, 1997                      580     $ 580      10,209    $ 1,021     $13,767      $ 188
Stock options and warrants exercised                                                           3
Compensation expense on stock issuance
Warrants issued                                                                              990
Net unrealized
     depreciation of bonds                                                                               26
     appreciation of equity securities
Cash dividends declared on preferred stock
Net income
                                                ---     -----      ------    -------     -------      -----
BALANCE, MARCH 31, 1998                         580     $ 580      10,209    $ 1,021     $14,760      $ 214
Stock options and warrants exercised                                    1          0
Compensation expense on stock issuance
Warrants issued
Net unrealized
     depreciation of bonds                                                                              164
     appreciation of equity securities
Cash dividends declared on preferred stock
Net income
                                                ---     -----      ------    -------     -------      -----
BALANCE, JUNE 30, 1998                          580     $ 580      10,210    $ 1,021     $14,760      $ 378
                                                ===     =====      ======    =======     =======      =====

                                RESTUBBED TABLE

                                                Net Unrealized
                                                 Appreciation   Retained  Treasury
                                                of Marketable   Earnings   Stock
                                                 Securities    (Deficit) (at cost)  Total
                                                 ----------    -------------------  -----

BALANCE, DECEMBER 31, 1997                       $  (3)      $(11,468)  $ (76)   $4,009
Stock options and warrants exercised                                                  3
Compensation expense on stock issuance                                                0
Warrants issued                                                                     990
Net unrealized
     depreciation of bonds                                                           26
     appreciation of equity securities                0                               0
Cash dividends declared on preferred stock                        (37)              (37)
Net income                                                      2,673             2,673
                                                 ------      --------   -----    ------
BALANCE, MARCH 31, 1998                          $  (3)      $ (8,832)    (76)   $7,664
Stock options and warrants exercised                                                  0
Compensation expense on stock issuance                                                0
Warrants issued                                                                       0
Net unrealized
     depreciation of bonds                                                          164
     appreciation of equity securities              (7)                              (7)
Cash dividends declared on preferred stock                        (37)              (37)
Net income                                                     (2,345)           (2,345)
                                                 ------      --------   -----     ------
BALANCE, JUNE 30, 1998                           $ (10)      $(11,214)  $ (76)   $5,439
                                                 ======      ========   =====     ======


                See notes to consolidated financial statements.

                               Page 7 of 23 Pages

                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                 6 Months Ended June 30,
                                                                                1998                 1997
                                                                              --------             --------
Cash flows from operating activities
  Net income (loss)                                                           $    328             $ (4,871)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities
      Depreciation and amortization                                                441                  322
      Net realized (gain) on investments                                           (13)                (930)
      Net realized (gain) on sale of subsidiary                                 (4,000)
      Decrease(increase)in
         Premium due and uncollected, unearned
          premium and premium received in advance                                 (870)                  70
         Due to/from reinsurers                                                  3,236               (4,480)
         Due from third party administrator                                     (7,117)                   0
         Deferred policy acquisition costs, net                                 (2,445)              (1,464)
         Accrued investment income                                                  48                   48
         Other assets, current and deferred income
           taxes and other liabilities                                          (3,475)              (2,290)
         Accrued commissions and expenses                                       (3,973)                (130)
         Future policy benefits and claims                                       2,445                9,582
                                                                              --------             --------
    Net cash provided by (used in) operating activities                        (15,395)              (4,144)
                                                                              --------             --------
Cash flows from investing activities
    Purchases of bonds                                                          (2,674)              (4,253)
    Purchases of equity securities                                                 (26)              (1,018)
    Sale of bonds                                                                4,727                6,696
    Sale of equity securities                                                    4,000                4,439
    Maturity of investments and loans                                                0                1,593
    Loans to officer, director and shareholder                                     (41)                (744)
    Purchases of property and equipment                                           (772)              (1,039)
                                                                              --------             --------
    Net cash from investing activities                                           5,214                5,674
                                                                              --------             --------

                             Continued on next page.
                 See notes to consolidated financial statements.


                               Page 8 of 23 Pages

                 Provident American Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                             (Dollars in thousands)

                                                                                     6 Months Ended June 30,
                                                                                   1998                  1997
                                                                                --------             --------
 Cash flows form financing activities
    Withdrawals from contractholder deposit funds                                   (590)                (412)
    Repayments of notes payable                                                     (278)                (229)
    Issuance of common stock                                                           4                   97
    Issuance of convertible note                                                   5,000                    0
    Dividends paid on preferred and common stock                                     (74)                 (74)
                                                                                --------             --------
    Net cash from financing activities                                             4,062                 (618)
                                                                                --------             --------
    Increase (decrease) in cash and cash equivalents                              (6,119)                 912
    Cash and cash equivalents, beginning of period                                16,767                6,218
                                                                                --------             --------
    Cash and cash equivalents, end of period                                      10,648                7,130
                                                                                --------             --------
Supplemental disclosure of cash flow information:
    Interest paid                                                               $    102             $     27
    Income taxes paid (refunded), net                                           $   --               $   (477)
Non-cash financing activities:
    Issuance of warrants                                                        $    990

                 See notes to consolidated financial statements.








                               Page 9 of 23 Pages

                 Provident American Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in thousands)

Note A - General

         The condensed consolidated financial statements have been prepared by Provident American Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

        During the first half of 1998 the Company entered into various agreements in order to sell and service insurance business via the Internet along with related financing and start-up management. As of February 1, 1998 the Company entered into an Amended and Restated Interactive Marketing Agreement (the "AOL Agreement") with America Online, Inc. ("AOL"). The Company will be AOL's exclusive third-party direct marketer for managed-care products along with vision insurance, prescription coverage, critical care insurance and long-term care insurance coverage for individuals and groups of less than fifty individuals in the United States. AOL will advertise the Company's products to its subscribers on AOL's online network under a brand name to be used exclusively for the Company's products. This represents a new distribution channel allowing access to customers not served by insurance agents. The Company plans on marketing medical and related insurance products underwritten by PILIC and PALHIC along with products underwritten by other companies. In June 1998 the Company entered into promotional agreements with CNET, Inc. and LYCOS Inc. whereby CNET and LYCOS will exclusively promote the Company's health insurance and other related products on CNET's and LOCOS' web sites.



                              Page 10 of 23 Pages

        The Company's new non-insurance subsidiaries, Provident Health Services, Inc. ("PHS") and its wholly owned subsidiary HealthAxis.com Inc. ("HealthAxis", formerly known as Insurion, Inc.) will conduct this new venture. It is anticipated that Internet-based sales will be tested during the third quarter of 1998 and offered generally to AOL subscribers in the fourth quarter of 1998. PHS will provide online customer service to the AOL member base in connection with the sale of medical and related insurance products. The Company recently expanded its outsourcing relationship with HPS whereby HPS will provide customer service and have certain third party administrator rights over policies sold by HealthAxis through its web site or other e-commerce vehicles.

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

Note B - Reinsurance and Deferred Acquisition Cost Impact on Benefits and
         Expenses

         Accident and health policy benefits, commissions and other operating expenses are net of the following ceded reinsurance and deferred acquisition cost amounts:


                                                  3 Months Ended                      6 Months Ended
                                                     June 30,                             June 30,
                                             1998               1997              1998               1997
                                           -------            -------            -------            -------
Accident and health benefits
Gross before reinsurance ceded             $21,770            $24,825            $41,029            $36,672
Less reinsurance ceded                      11,990             11,991             19,153             17,666
                                           -------            -------            -------            -------
Net of reinsurance                         $ 9,780            $12,834            $21,876            $19,006
                                           =======            =======            =======            =======

Commissions
Gross before reinsurance ceded             $ 7,352            $ 4,549            $14,883            $ 8,640
Less reinsurance ceded                       3,360              1,785              7,275              3,435
Less deferred acquisition costs              1,406              1,068              2,285              1,966
                                           -------            -------            -------            -------
Net                                        $ 2,586            $ 1,696            $ 5,323            $ 3,239
                                           =======            =======            =======            =======

Other operating expenses
Gross before reinsurance ceded             $ 7,354            $ 6,437            $14,732            $12,315
Less reinsurance ceded                       1,333              1,245              3,062              2,348
Less deferred acquisition costs                284                915                700              2,517
                                           -------            -------            -------            -------
Net                                        $ 5,737            $ 4,277            $10,970            $ 7,450
                                           =======            =======            =======            =======



                              Page 11 of 23 Pages

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

        Based on the Company's estimates of the future profitability of it's group medical products sold through December 31, 1997, deferred acquisition costs of approximately $6,708 were written off as amortization of deferred policy acquisition costs in the fourth quarter of 1997. Management believes the estimated future profitability of group medical products sold during 1998 has improved due to improved underwriting and rate increases and therefore the Company has deferred policy acquisition costs during 1998 as recoverable against the present value of future profits. Management further believes the estimated future profitability of the life business exceeds the unamortized deferred policy acquisition costs for life products.

Note C - Sale of Montgomery Management:

        In February 1998 the Company sold for $4,000 49% of Montgomery Management Corporation ("MMC") common stock along with a warrant to purchase an additional 31% of MMC's common stock for one dollar. Immediately prior to the sale MMC declared a dividend payable to its parent PILIC equal to its total equity. The Company recognized a $4,000 pre-tax gain on the sale of MMC and no longer includes MMC in the Company's consolidated financial statements. The Company's remaining ownership of MMC is accounted for as an equity investment valued at June 30, 1998 at zero. MMC retains its headquarters at the Company's home office but is managed and controlled by the buyer of MMC. The Company, through its subsidiary PILIC, continues to assume via reinsurance approximately 30% of the premiums, benefits, commissions and expenses of the stop-loss business administered by MMC.



                              Page 12 of 23 Pages

Note D - AOL Interactive Marketing Agreement

        In March 1998, the Company's wholly owned subsidiary, Provident Health Services, Inc. ("PHS"), entered into an Interactive Marketing Agreement (the "AOL Agreement") with America Online, Inc. ("AOL"). The AOL Agreement provides that PHS will be the exclusive third-party direct marketer of certain health insurance and other related policies ("the Products") for individuals and groups of less than fifty individuals in the United States. Additionally AOL will advertise the Products to its subscribers on AOL's online network under a brand name to be used exclusively for the Products. The Products will be sold on-line through a PHS web-site linked to the AOL service. It is anticipated that Internet-based sales of the Products will be tested in the fourth quarter of 1998 and offered generally to AOL subscribers in the first quarter of 1999.

         The AOL Agreement has an initial term commencing on February 1, 1998 and ending on September 30, 1999, with a renewal period of two additional years at PHS's election. As consideration under the AOL Agreement, PHS will pay $8,000 to AOL during 1998 and the Company agreed to issue warrants to AOL. PHS paid AOL $1,500 and $2,500 during the first and second quarters of 1998, respectively, with $4,000 due AOL during the third quarter of 1998. The Company will account for the $8,000 that PHS will pay to AOL as a deferred cost asset, which will be amortized over the balance of the initial term. In addition, the Company issued to AOL warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $4.48 per share (based on the average NASDAQ closing prices for the last 20 days preceding the determination date as defined in the agreement), for a period of five years commencing February 1, 1998 which are immediately exercisable. The fair value of these warrants (approximately $990) was recognized as a deferred cost asset and will be amortized over the initial term of the AOL Agreement starting October 1, 1998. The AOL Agreement also provides for the issuance of warrants subject to the terms and conditions of the AOL Agreement.

        If PHS elects the two one-year renewal terms, then PHS shall make an additional payment to AOL of $32,500 on or before September 30, 1999 and September 30, 2000. Under certain circumstances the AOL Agreement can be extended by AOL. If PHS exercises its right to renew the AOL Agreement then the AOL Agreement also provides for the issuance of warrants subject to the terms and conditions of the AOL Agreement.

        PHS will pay additional administrative fees to AOL if accepted applications exceed certain levels for the initial and renewal terms of the AOL Agreement.



                              Page 13 of 23 Pages

Note E - CNET Promotional Agreement:

        In June 1998, HealthAxis entered into a Promotional Agreement (the "CNET Agreement") with CNET, Inc. ("CNET"). The CNET Agreement provides that CNET will exclusively promote HealthAxis' health insurance and other related products ("the Products") on CNET's web site.

        The CNET Agreement has an initial term commencing in June 1998 and ending in March 2000. As consideration under the CNET Agreement, HealthAxis paid $250 during the second quarter accounted for as marketing expense and will pay an additional $2,140, plus additional fees if policy issuance exceeds certain levels, during the initial term of the CNET Agreement. Certain portions of HealthAxis' payments to CNET are subject to reduction under the CNET Agreement if certain minimum retail impressions are not realized. The Company will account for the payments to CNET as $750 marketing expense and the balance as a deferred cost asset, which will be amortized over the balance of the initial term. HealthAxis, at it's option, may elect a one-year renewal term where HealthAxis will pay CNET $7,500, plus additional fees if policy issuance exceeds certain levels.

Note F - LYCOS Promotional Agreement

        In June 1998, HealthAxis entered into a Promotional Agreement (the "LYCOS Agreement") with LYCOS, Inc. ("LYCOS"). The LYCOS Agreement provides that LYCOS will exclusively promote HealthAxis' health insurance and other related ("the Products") on LYCOS' web site.

        The LYCOS Agreement has an initial term commencing on November 1, 1998 and ending on January 31, 2000. As consideration under the LYCOS Agreement, HealthAxis paid $300 during the second quarter and will pay an additional $6,270 to LYCOS during the initial term of which $4,390 represents pre-paid referral fees and the balance represents an exclusivity fee. HealthAxis may pay additional referral fees to LYCOS if Policy issuance exceeds certain levels for the initial term of the LYCOS Agreement. HealthAxis will pay LYCOS $2,300 during the second half of 1998, $1,400 when HealthAxis' web site is launched which is anticipated to occur in 1998 with the balance being paid during 1999. The Company will account for payments to LYCOS as a deferred cost asset, which will be amortized over the initial term. Assuming certain performance targets are met, the LYCOS Agreement will be renewed for a one-year term where HealthAxis will pay LYCOS $6,560 which is subject to reduction if certain minimum retail impressions are not realized during the initial term. Additionally, HealthAxis will receive continued impressions if certain policy issuance targets are not achieved.

Note G - Investment Considerations

         In analyzing whether to make, or continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, a copy of which can be obtained from the Company.



                              Page 14 of 23 Pages

Note H - Forward-looking Statements

         The information contained in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 contains forward-looking statements (as such term is defined under Section 21E of the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends, management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

        Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors are discussed in the Company's Annual Report on Form on 10-K for the year ended December 31, 1997.






                              Page 15 of 23 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        For the three months ended June 30, 1998 ("the current quarter"), the Company's net loss applicable to common stock was $2.4 million or $.20 per share diluted compared to net loss of $5.7 million or $0.57 per share diluted for the three months ended June 30, 1997 ("the same period last year"). The Company's net loss in the current quarter was unfavorably impacted by HealthAxis start-up expense, costs related to the HPS transition, unusually high audit and actuarial fees incurred in connection with the Company's 1997 audit and continued high health benefit claims experience. The net loss in the same period last year included $3 million of accident and health policy benefits expense net of reinsurance related to prior periods ($4.6 million pre-tax, net of reinsurance), $1.3 million additional amortization of deferred policy acquisition costs ($2 million pre-tax) and $0.3 million of costs related to the start-up of a new individual-life product line ($0.5 million pre-tax).

         Accident and health gross premium was $27.2 million for the current quarter compared to $20.7 million for the prior year and accident and health ceded premium was $13.1 million for the current quarter as compared to $9.4 million for the prior year. The increases were the result of increased new business from one-life managed-care health insurance products.

         Life and annuity net premium, consisting primarily of group life and individual pre-need and final expense business accounted for $2.1 million for the current quarter compared to $2.4 million for the same period last year due to a slight decrease in sales and lapsation of the Company's pre-need and final expense life inforce.

        Accident and health policy benefits represented 69% of accident and health earned premium for the current quarter down from 113% from the same period last year. During the second quarter of 1997 the Company recognized a $4.6 million reserve strengthening in its one-life managed-care products, of which $1.6 million related to the first quarter of 1997. Excluding the prior-period reserve increase, accident and health policy benefits for the second quarter of 1997 represented 73% of accident and health earned premium. The decrease in the accident and health policy benefits as a percentage of premium reflects the impact of improved underwriting and rate increases which were implemented during 1997.

        Commissions, net of ceding allowance and deferred acquisition costs of $2.6 million for the current quarter increased from $1.7 million for the same period last year due to increased commissions paid on increased premiums related to the Company's one-life managed-care products and a change in accrued ceding allowance under the Company's new quota share reinsurance.

        Other operating expenses, net of ceding allowance and deferred acquisition costs for the current quarter of $5.7 million increased compared to $4.3 million for the same period last year due to $0.8 million of costs related to the HPS transition, $0.8 million of cost related to the startup of HealthAxis, unusually high costs of completing the Company's 1997 year end audit of $0.3 million partially offset by cost savings as a result of outsourcing to HPS. Costs related to the HPS transition included claims processing charges, systems cost related to migrating policyholder and agent data and travel costs. HealthAxis costs include legal, advertising and consulting expenses incurred as a result of entering into various agreements and the formulation and development of the HealthAxis web site and business.

                              Page 16 of 23 Pages

        Other operating expenses, net of ceding allowance and deferred acquisition costs for the current quarter excluding HPS transition costs, HealthAxis and unusually high audit costs represented 24% of net premiums for the current quarter which decreased from 31% for the same period last year due to the cost savings resulting from Company's decision to outsource its group health policy and claims processing to HPS effective February 1, 1998.

        For the six months ended June 30, 1998 ("the current year"), the Company's net income applicable to common stock was $0.3 million or $.02 per share diluted compared to net loss of $4.9 million or $0.49 per share diluted for the six months ended June 30, 1997 ("the prior year"). The Company's net income in the current year was favorably impacted by a $4 million gain on the sale of MMC, partially offset by HealthAxis start-up expense, costs related to the HPS transition, unusually high audit and actuarial fees and continued high health benefit claims experience. The Company's net loss in the prior year included approximately $2 million of accident and health policy benefits expense net of reinsurance related to prior periods ($3 million pre-tax, net of reinsurance), $1.3 million additional amortization of deferred policy acquisition costs ($2 million pre-tax) and $0.3 million of costs related to the start-up of a new individual-life product line ($0.5 million pre-tax).

         Accident and health gross premium was $55.9 million for the current year compared to $39.5 million for the prior year and accident and health ceded premium was $24.8 million for the current year as compared to $17.8 million for the prior year. The increases were the result of increased new business from one-life managed-care health insurance products.

        At June 30, 1998 and 1997, annualized accident and health premium in force on small group and managed-care business amounted to $107.6 million and $81.8 million, respectively, consisting of approximately 54,000 and 43,000 policies inforce, respectively. The $25.8 million net increase in annualized premium from June 30, 1998 to June 30, 1997 resulted from new business issued of $74.2 million, of which $36.7 million occurred during 1998, plus premium rate increases less lapses.

        The Company's principal managed care products are "The Provident Solution" and "HealthQuest" which together offer a variety of deductibles, coinsurance amounts and managed care options. Minimum amounts of group term life are required with many of the medical products. "The Provident Solution" relies on First Health Group for access to network providers and advantageous fee schedules, while "HealthQuest" relies on regional PPOs. The Provident Solution and HealthQuest comprised 88% and 76% of annualized premium in force as of June 30, 1998 and 1997, respectively.

        Life and annuity net premium, consisting primarily of group life and individual pre-need and final expense business accounted for $4.6 million for the current year compared to $4.8 million for the prior year due to a decrease in sales and lapsation of the Company's pre-need and final expense life inforce.

        Net investment income was $1.9 million for the current year compared to $1.8 million for the prior year. The gross average book yield on bond investments, which accounted for 96% total investments for the quarters ended June 30, 1998 and December 31, 1997, was 6.3% and 6.4% for the 6 months ended June 30, 1998 and 1997, respectively. Realized gain on the sale of subsidiary is discussed in Note D - Sale of Montgomery Management. Realized gains in the prior year related primarily to the sale of Loewen stock acquired as a result of litigation.

                              Page 17 of 23 Pages

        Accident and health policy benefits represented 70% of accident and health earned premium for the current year down from 88% from the prior year. During the second quarter of 1997 the Company recognized a $4.6 million reserve strengthening in its one-life managed-care products, of which $1.6 million related to the first quarter of 1997. Excluding the prior-period reserve increase, accident and health policy benefits for the second quarter of 1997 represented 73% of accident and health earned premium. The decrease in the accident and health policy benefits as a percentage of premiums reflects the impact of improved underwriting and rate increases, which were implemented during 1997.

        Commissions, net of ceding allowance and deferred acquisition costs of $5.3 million for the current year increased from $3.2 million for the prior year due to increased commissions paid on increased premiums related to the Company's one-life managed-care products.

        Other operating expenses, net of ceding allowance and deferred acquisition costs for the current year of $11 million increased compared to $7.5 million for the same period last year due to $2.2 million of costs related to the HPS transition, $1 million of cost related to the startup of HealthAxis, $0.3 million of unusually high costs of completing the Company's 1997 year end audit partially offset by cost savings as a result of outsourcing to HPS. Costs related to the HPS transition included claims processing charges, systems cost related to migrating policyholder and agent data and travel costs. HealthAxis costs include legal, advertising and consulting expenses incurred as a result of entering into various agreements and the formulation and development of the HealthAxis web site and business.

        Other operating expenses, net of ceding allowance and deferred acquisition costs for the current year excluding HPS transition costs, HealthAxis and unusually high audit costs represented 21% of net premiums for the current year which decreased from 29% for the same period last year due to the cost savings resulting from Company's decision to outsource its group health policy and claims processing to HPS effective February 1, 1998.


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



                              Page 18 of 23 Pages

        Cash and investments carried at market value at June 30, 1998 amounted to $56 million. This included $43.4 million of bonds issued by the U.S. Government, government agencies, public utilities and other corporations, $1.9 million invested in policy loans, real estate and other invested assets and $10.6 million in cash and cash equivalents. Bonds are investment grade securities with fixed incomes ranging in maturity from one to 30 years. The gross average yield on fixed income bonds as of June 30, 1998 and 1997 was 6.3% and 6.5%, respectively. The Company's investment policy is to buy medium term U.S. government direct and agency bonds. All bonds are considered to be "available for sale". The Company and its subsidiaries do not invest in high-yield debt instruments, defined as securities below investment grade with interest rates or yields significantly above market rates. The Company has entered into an agreement to sell its investment in real estate at a gain during the third quarter of 1998.

        The Company entered into a line of credit with a bank during 1997 in the amount of $1 million with interest at 1% above the prime rate. The outstanding borrowing at December 31, 1997 and March 31, 1998 amounted to $1.0 million. The Company repaid this amount in the third quarter of 1998.

        Net cash used in operating activities of $15.4 million in 1998 reflects the impact of the transition of business to HPS and new reinsurance agreements.

        Change in future policy benefits and claims of $2.4 million in the current year in comparison to the prior year reflects higher premium and claim volume but is reduced from the first quarter due to reduced claim backlogs. Claims processing was transitioned to HPS by the end of the first quarter of 1998. Claims backlogs were reduced during the second quarter of 1998. Change in amounts due from reinsurers is impacted by changes in claims backlog since approximately 47.5% of group medical claims are ceded.

        In connection with the Company's outsourcing to HPS the Company now receives premiums, net of commissions, HPS fees and certain out of pocket expenses monthly on or before the 15th of following month. The $7.1 million change in amounts due from third party administrator represented June 1998's net cash settlement collected in July. Premium due and uncollected, unearned premium and premium received in advance reflects new billing due dates established by HPS. Since HPS now pays the Company's group commissions, unpaid commissions are included in amounts due from third party administrator and are no longer included in accrued commissions.

        Change in other assets, current and deferred income taxes and other liabilities of $3.5 million related primarily to HealthAxis' payments to AOL and LYCOS, net of funds received from HPS.

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



                              Page 19 of 23 Pages

        The statutory capital and surplus of PILIC which includes amounts related to its subsidiary PALHIC, was $11.4 million at December 31, 1997. The statutory capital and surplus of PILIC, which includes amounts related to its subsidiary PALHIC, was $9.3 million at June 30, 1998. At December 31, 1997, PILIC calculated its "Risk Based Capital" utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate PILIC's adjusted capital of $12.0 million exceeds the Company Action Level amount required by $2.7 million. PALHIC's results of this computation indicate PALHIC's adjusted capital of $4.3 million exceeds the Company Action Level amount required by $2.6 million. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurers business. This formula is a primary measurement as to the adequacy of total capital and surplus of life insurance companies. Administrative rules and legal restrictions of state insurance departments presently prevent payment of dividends by PILIC and PALHIC to their parent companies without regulatory approval.

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



                              Page 20 of 23 Pages

Capital Expenditures and Commitments

        During 1998 the Company entered into an interactive marketing agreement with AOL described in Note D and promotional agreements with CNET and LYCOS described in Note E and F, respectively. In connection with these agreements the Company has paid $4.6 million as of the end of the second quarter of 1998 and is required to pay an additional $7.1 million in the second half of 1998. Additionally, the Company expects to incur certain significant start-up costs that will require funding before the AOL-related venture is scheduled to become operational in October 1998. HPS paid the Company $0.75 million in March 1998 to be the exclusive administrator of this business. In addition a $5.0 private placement of HealthAxis, Inc. convertible debt was completed during the second quarter of 1998. The Company is seeking marketing co-sponsors who would pay the Company fees for participating in the HealthAxis' web site and pursuing other external sources of funds in order to fund payments to AOL and start up expenses. No assurance can be given with regard to the timing or success of the Company in obtaining such funding.


                              Page 21 of 23 Pages

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

Item 6.         Exhibits and Reports on Form 8-K.

                (a) Exhibits: Not applicable.

                (b) Reports on Form 8-K:

                    No reports of Form 8-K were filed during the quarter ended June 30, 1998.



                              Page 22 of 23 Pages

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



                           By: /s/ James O. Bowles
                           -----------------------------------------------------
                           James O. Bowles, President



                           By: /s/ Francis L. Gillan III
                           -----------------------------------------------------
                           Francis L. Gillan III, Chief Accounting Officer
                                    And Treasurer






Date: August 14, 1998


                              Page 23 of 23 Pages