Form 10-Q
period 1998-09-30
PROVIDENT AMERICAN CORP
filed 1998-11-17
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended. . . . . . . . . . . . . .September 30, 1998

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
                                               Yes     X     No
                                                    -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS


      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 10,241,435 shares of Common Stock, par value $.10, outstanding as of November 9, 1998.

                               Page 1 of 24 Pages

                         PROVIDENT AMERICAN CORPORATION


                                      INDEX



                                                                        Page No.
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Statements of Operations                              3

         Statement of Comprehensive Income                                  4

         Consolidated Balance Sheets                                        5

         Consolidated Statements of Changes in Stockholders' Equity         6

         Consolidated Statements of Cash Flows                             7-8

         Notes to Condensed Consolidated Financial Statements             9-16

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                            17-22


Part II. OTHER INFORMATION                                                 23

         Items 1 - 5                                                       23

         Reports on Form 8-K                                               23

SIGNATURES                                                                 24

Exhibit 11

Exhibit 27


                               Page 2 of 24 Pages

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Operations
         (Dollars in thousands, except preferred and Common Stock data)

                                                                           Unaudited                    Unaudited
                                                                        3 Months Ended                9 Months Ended
                                                                         September 30                  September 30
                                                                      1998          1997            1998          1997
                                                                   -----------   ------------    -----------   -----------
Revenue:
     Premium:
       Accident and health, gross                                  $ 28,229         $ 22,185       $ 84,092      $ 61,653
       Life and annuity, gross                                        1,897            2,316          6,473         7,162
                                                                   --------         --------       --------      --------
       Total gross premium                                           30,126           24,501         90,565        68,815
                                                                   --------         --------       --------      --------

       Accident and health reinsurance ceded                         12,740            9,863         37,545        27,614
       Life and annuity reinsurance ceded                                76              138            150           416
                                                                   --------         --------       --------      --------
       Total reinsurance ceded                                       12,816           10,001         37,695        28,030
                                                                   --------         --------       --------      --------

       Net premium                                                   17,310           14,500         52,870        40,785

     Net investment income                                              947              853          2,853         2,619
     Realized gains (losses) on investments                             251              (44)           264           886
     Realized gain on the sale of subsidiary                              0                0          4,000             0
     Other revenue                                                        3              221             24           247
                                                                   --------         --------       --------      --------

       Total revenue                                                 18,511           15,530         60,011        44,537
                                                                   --------         --------       --------      --------

Benefits and expenses:
     Death and other policy benefits:
       Life                                                             948            1,485          3,433         4,507
       Accident and health, net of reinsurance                        9,640            8,269         31,517        27,275
       Annuity contracts and other considerations                       188              156            359           545
       Increase in liability for future policy benefits                 714              559            190         1,579
     Commissions, net of ceding allowance and deferred                1,821            2,039          7,145         5,278
       acquisition costs
     Other operating expenses, net of ceding allowance and
       deferred acquisition costs                                     8,622            3,950         19,484        11,400
     Amortization of deferred policy acquisition costs                  608              487          1,148         3,506
     Depreciation and amortization of goodwill                          251              143            685           439
                                                                   --------         --------       --------      --------
       Total benefits and expenses                                   22,792           17,088         63,961        54,529
                                                                   --------         --------       --------      --------

     Income (loss) before income taxes                               (4,281)          (1,558)        (3,950)       (9,992)

     Provision (benefit) for income taxes:
       Current                                                         (952)            (994)          (949)       (4,390)
       Deferred                                                           0              448              0           282
                                                                   --------         --------       --------      --------
       Total income taxes                                              (952)            (546)          (949)       (4,108)
                                                                   --------         --------       --------      --------

       Net (loss)                                                    (3,329)          (1,012)        (3,001)       (5,884)
Dividends on preferred stock                                             37               37            111           111
                                                                   --------         --------       --------      --------
       Net (loss) applicable to Common Stock                       $ (3,366)        $ (1,049)      $ (3,112)     $ (5,995)
                                                                   ========         ========       ========      ========
(Loss) per share of Common Stock
       Basic                                                       $  (0.33)        $  (0.10)      $  (0.31)     $  (0.60)
                                                                   ========         ========       ========      ========
       Diluted                                                     $  (0.33)        $  (0.10)      $  (0.31)     $  (0.60)
                                                                   ========         ========       ========      ========
Common shares and equivalents used in computing (loss) per share
       Basic                                                         10,169           10,071         10,131        10,069
       Diluted                                                       10,169           10,071         10,131        10,069

                 See notes to consolidated financial statements.

                               Page 3 of 24 Pages

                 Provident American Corporation and Subsidiaries
                        Statement of Comprehensive Income
                             (Dollars in thousands)
                                    UNAUDITED


                                                                         3 Months Ended               9 Months Ended
                                                                          September 30                 September 30
                                                                       1998          1997           1998           1997
                                                                    -----------   -----------    -----------    -----------
Net (loss) applicable to Common Stock                                $ (3,364)     $ (1,049)      $ (3,111)      $ (5,995)
Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities:                                 .             .              .              .
       Unrealized holding gains (losses) arising during period            790           409            973           (593)
                                                                    ===========   ===========    ===========    ===========
Comprehensive (loss)                                                   (2,574)         (640)        (2,138)        (6,588)
                                                                    ===========   ===========    ===========    ===========

                               Page 4 of 24 Pages

                 Provident American Corporation and Subsidiaries
                           Consolidated Balance Sheets

(Dollars in thousands)                                                                  UNAUDITED
                                                                                      September 30,         December 31,
                                                                                          1998                  1997
                                                                                     ------------------    ------------------
Assets
Investments:
     Bonds                                                                             $     43,383          $     45,134
     Equity securities, cost $39 and $12                                                         22                     8
     Real estate, less accumulated depreciation of $0 and $182                                    0                   918
     Policy loans                                                                               556                   498
     Other invested assets                                                                      516                   543
                                                                                       ------------          ------------
         Total Investments                                                                   44,477                47,101
Cash and cash equivalents                                                                     6,995                16,767
Amounts due from third party administrator                                                    7,220                     0
Premiums due and uncollected                                                                  1,809                 2,106
Amounts due from reinsurers                                                                  15,948                16,092
Loans receivable from officer, director and stockholder                                       1,306                 1,243
Accrued investment income                                                                       494                   610
Federal income taxes receivable                                                                   0                 3,325
Property and equipment, less accumulated depreciation of $3,251 and $2,751                    7,700                 6,804
Unamortized deferred policy acquisition costs                                                 4,643                 1,499
Goodwill less accumulated amortization of $2,023 and $1,973                                   1,143                 1,193
Deferred AOL and LYCOS fees                                                                   6,595                     0
Other assets                                                                                  2,405                 1,625
                                                                                       ------------          ------------
         Total Assets                                                                  $    100,735          $     98,365
                                                                                       ============          ============

Liabilities and Stockholders' Equity
Future policy benefits:
     Life                                                                                    41,271                40,665
     Annuity and other                                                                        5,175                 5,428
Policy claims                                                                                32,848                31,109
Premiums received in advance and unearned                                                       761                 2,677
Amounts due to reinsurers                                                                       330                    37
Accrued commissions and expenses                                                              4,433                 5,451
Loans payable                                                                                 3,630                 5,077
Accounts payable                                                                                921                 1,151
Deferred income taxes                                                                           626                   100
Other liabilities                                                                             2,537                 2,661
                                                                                       ------------          ------------
         Total Liabilities                                                                   92,532                94,356

Minority interest in HealthAxis.com, Inc.                                                       530                     0

Stockholders' Equity
Preferred stock, par value $1:  authorized 20,000,000 shares:
     Series A Cumulative Convertible, issued 580,250                                            580                   580
     Series B Cumulative Convertible, none issued                                                 0                     0
Common Stock, par value $.10:  authorized 50,000,000, issued 10,237,035 and
     10,078,710                                                                               1,024                 1,021
Common Stock, Class A, par value $.10: authorized 20,000,000, none issued                         0                     0
Additional paid-in capital                                                                   19,567                13,767
Net unrealized appreciation (depreciation) of bonds                                           1,171                   188
Net unrealized appreciation (depreciation) of equity securities                                 (13)                   (3)
Retained earnings                                                                           (14,580)              (11,468)
                                                                                       ------------          ------------
                                                                                              7,749                 4,085
Less Common Stock held in treasury, at cost, 36,300 shares                                      (76)                  (76)
                                                                                       ------------          ------------
         Total Stockholders' Equity                                                           7,673                 4,009
                                                                                       ------------          ------------
         Total Liabilities and Stockholders' Equity                                    $    100,735          $     98,365
                                                                                       ============          ============

                 See notes to consolidated financial statements

                               Page 5 of 24 Pages

                 Provident American Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                    UNAUDITED




                                                                                                     Net Unrealized
                                                  Preferred Stock      Common Stock      Additional   Appreciation
                                                                                           Paid-In   (Depreciation)
                                                Shares     Amount    Shares     Amount     Capital      of Bonds
                                                ------     ------    ------     ------     -------      --------

BALANCE, DECEMBER 31, 1997                         580      $ 580     10,209     $ 1,021   $ 13,767      $  188
Stock options and warrants exercised                                                              3
Compensation expense on stock issuance
Warrants issued                                                                                 990
Net unrealized
     Appreciation of bonds                                                                                   26
     Depreciation of equity securities
Cash dividends declared on preferred stock
Net income
                                               ----------------------------------------------------------------------
BALANCE, MARCH 31, 1998                            580      $ 580     10,209     $ 1,021   $ 14,760      $  214
Stock options and warrants exercised                                       1           0
Compensation expense on stock issuance
Warrants issued
Net unrealized
     Appreciation of bonds                                                                                  164
     Depreciation of equity securities
Cash dividends declared on preferred stock
Net income
                                               ----------------------------------------------------------------------
BALANCE, JUNE 30, 1998                             580      $ 580     10,210     $ 1,021   $ 14,760      $  378
Stock options and warrants exercised                                      27           3         85
Increase in net assets in HealthAxis.com, Inc.                                                4,577
Warrants issued                                                                                 145
Net unrealized
     Appreciation of bonds                                                                                  793
     Depreciation of equity securities
Cash dividends declared on preferred stock
Net income
                                               ======================================================================
BALANCE, SEPTEMBER 30, 1998                        580      $ 580     10,237     $ 1,024   $ 19,567      $1,171
                                               ======================================================================




                                                    Net
                                                 Unrealized
                                                Appreciation
                                                     of          Retained      Treasury
                                                 Marketable      Earnings       Stock
                                                 Securities      (Deficit)    (at cost)      Total
                                                 ----------      ---------    ---------      -----

BALANCE, DECEMBER 31, 1997                         $   (3)       $ (11,468)     $  (76)      $ 4,009
Stock options and warrants exercised                                                               3
Compensation expense on stock issuance                                                             0
Warrants issued                                                                                  990
Net unrealized
     Appreciation of bonds                                                                        26
     Depreciation of equity securities                  0                                          0
Cash dividends declared on preferred stock                             (37)                      (37)
Net income                                                           2,673                     2,673
                                               -------------------------------------------------------
BALANCE, MARCH 31, 1998                            $   (3)      $   (8,832)     $  (76)      $ 7,664
Stock options and warrants exercised                                                               0
Compensation expense on stock issuance                                                             0
Warrants issued                                                                                    0
Net unrealized
     Appreciation of bonds                                                                       164
     Depreciation of equity securities                 (7)                                        (7)
Cash dividends declared on preferred stock                             (37)                      (37)
Net income                                                          (2,345)                   (2,345)
                                               -------------------------------------------------------
BALANCE, JUNE 30, 1998                              $ (10)       $ (11,214)     $  (76)      $ 5,439
Stock options and warrants exercised                                                              88
Increase in net assets in HealthAxis.com, Inc.                                                 4,577
Warrants issued                                                                                  145
Net unrealized
     Appreciation of bonds                                                                       793
     Depreciation of equity securities                 (3)                                        (3)
Cash dividends declared on preferred stock                             (37)                      (37)
Net income                                                          (3,329)                   (3,329)
                                               =======================================================
BALANCE, SEPTEMBER 30, 1998                         $ (13)       $ (14,580)     $  (76)      $ 7,673
                                               =======================================================

                   See notes to consolidated financial statements.

                               Page 6 of 24 Pages

                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                    UNAUDITED

                                                                                                  Unaudited
                                                                                         9 Months Ended September 30,
                                                                                          1998                  1997
                                                                                    -----------------      ----------------
Cash flows from operating activities
     Net (loss)                                                                         $ (3,000)           $ (5,884)
     Adjustments to reconcile net (loss) to net cash (used in) operating activities
       Depreciation and amortization                                                         693                 479
       Net realized (gain) on investments                                                   (264)               (886)
       Net realized (gain) on sale of subsidiary                                          (4,000)                  0
       Decrease (increase) in
          Premium due and uncollected, unearned premium and premium
             received in advance                                                          (1,030)                (44)
          Due to/from reinsurers                                                             437              (2,113)
          Due from third party administrator                                              (7,220)                  0
          Deferred policy acquisition costs, net                                          (3,144)             (2,971)
          Accrued investment income                                                          116                 108
          Other assets, current and deferred income taxes and other liabilities           (2,933)             (2,593)
          Accrued commissions and expenses                                                (1,018)                698
          Future policy benefits and claims                                                2,091               8,891
                                                                                        --------            --------
     Net cash (used in) operating activities                                             (19,272)             (4,316)
                                                                                        --------            --------

Cash flows from investing activities
     Purchases of bonds                                                                   (2,674)            (12,105)
     Purchases of equity securities                                                          (85)             (1,018)
     Sale of bonds                                                                         5,943              15,466
     Sale of equity securities                                                                 0               5,134
     Sale of subsidiary                                                                    4,000                   0
     Sale of investment in real estate                                                     1,154                   0
     Maturity of investments and loans                                                        27               2,105
     Loans to officer, director and shareholder                                              (63)             (1,019)
     Purchases of property and equipment                                                  (1,747)             (2,373)
                                                                                        --------            --------
     Net cash from investing activities                                                    6,555               6,190
                                                                                        --------            --------

                             Continued on next page
                 See notes to consolidated financial statements.

                               Page 7 of 24 Pages

                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                    UNAUDITED

                                                                                         9 Months Ended September 30,
                                                                                          1998                  1997
                                                                                    -----------------      ----------------
Cash flows from financing activities
     Withdrawals from contractholder deposit funds                                          (589)               (589)
     Repayments of notes payable                                                          (1,447)               (245)
     Issuance of Common Stock                                                                 92                  97
     Issuance of convertible note                                                          5,000                   0
     Dividends paid on preferred stock                                                      (111)               (111)
                                                                                        --------            --------
     Net cash from (used in) financing activities                                          2,945                (848)
                                                                                        --------            --------

     (Decrease) increase in cash and cash equivalents                                     (9,772)              1,026
     Cash and cash equivalents, beginning of period                                       16,767               6,218
                                                                                        ========            ========
     Cash and cash equivalents, end of period                                           $  6,995            $  7,244
                                                                                        ========            ========

Supplemental disclosure of cash flow information:
     Interest paid                                                                      $    127            $      5
     Income taxes (refunded), net                                                       $ (5,218)           $   (477)
Non-cash financing activities:
     Issuance of warrants                                                               $  1,135
     Issuance of HealthAxis.com, Inc. common stock                                         5,107


                 See notes to consolidated financial statements.

                               Page 8 of 24 Pages

                 Provident American Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in thousands)

Note A - General

         The condensed consolidated financial statements have been prepared by Provident American Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Certain prior year amounts have been reclassified to conform to the current presentation.

        Provident American Corporation ("PAMCO") is an insurance holding company. The operations of PAMCO and its subsidiaries (the "Company") are principally those of HealthAxis.com Inc. ("HealthAxis") and its wholly owned life insurance companies, Provident Indemnity Life Insurance Company ("PILIC") and Provident American Life and Health Insurance Company ("PALHIC").

        During 1998 the Company entered into various agreements in order to sell and service insurance business via the Internet along with agreements related to financing and management. As of February 1, 1998 the Company entered into an Amended and Restated Interactive Marketing Agreement (the "AOL Agreement") with America Online, Inc. ("AOL"). The Company will be AOL's exclusive third-party direct marketer for managed-care products along with vision insurance, prescription coverage, critical care insurance and long-term care insurance coverage for individuals and groups of less than fifty individuals in the United States. HealthAxis will advertise the Company's products to AOL subscribers on AOL's online network under the HealthAxis.com brand name to be used exclusively for the Company's products. This represents a new distribution channel. The Company plans on marketing medical and related insurance products underwritten by PILIC and PALHIC along with products underwritten by other companies. In June 1998 the Company entered into promotional agreements with CNET, Inc. and LYCOS Inc. whereby CNET and LYCOS will exclusively promote the Company's health insurance and other related products on CNET's and LYCOS' web sites. See Notes D, E, F and G, which describe these agreements and current developments.

        The Company's new non-insurance subsidiaries, Provident Health Services, Inc. ("PHS") and its subsidiary HealthAxis are conducting this new venture. The HealthAxis web site launched on November 13, 1998 will be tested during the fourth quarter of 1998 and offered generally to AOL subscribers in the first quarter of 1999. PHS will provide online customer service to the AOL member base in connection with the sale of medical and related insurance products. The Company recently expanded its outsourcing relationship with HPS whereby HPS will provide customer service and have certain third party administrator rights over policies sold by HealthAxis through its web site or other e-commerce vehicles.

                               Page 9 of 24 Pages

         During the fourth quarter of 1998 the Company entered into an agreement with Central Reserve Life Company ("CRLC") to effectively sell PILIC's group medical and group life inforce business via reinsurance, its marketing and agency sales force rights along with PALHIC to CRLC as described in Note H. The Company's revised business plan will focus predominately on HealthAxis, the Company's E-Commerce subsidiary along with the assumption of group medical business sold through the Company's agents managed in the future by CRLC and with the continued assumption of stop loss medical business administered by Montgomery Management Corporation and its individual life insurance business.

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

Note B - Reinsurance and Deferred Acquisition Cost Impact on Benefits and
         Expenses

         Accident and health policy benefits, commissions and other operating expenses are net of the following ceded reinsurance and deferred acquisition cost amounts:


                                    3 Months Ended     9 Months Ended
                                    September 30,       September 30,
                                    1998     1997       1998     1997
                                  -------   -------   -------   -------
Accident and health benefits
Gross before reinsurance ceded    $21,513   $16,076   $62,542   $53,023
Less reinsurance ceded             11,873     7,807    31,025    25,748
                                  -------   -------   -------   -------
Net of reinsurance                $ 9,640   $ 8,269   $31,517   $27,275
                                  =======   =======   =======   =======

Commissions
Gross before reinsurance ceded    $ 4,956   $ 4,944   $16,778   $13,584
Less reinsurance ceded              2,296     1,880     6,509     5,315
Less deferred acquisition costs       839     1,025     3,124     2,991
                                  -------   -------   -------   -------
Net                               $ 1,821   $ 2,039   $ 7,145   $ 5,278
                                  =======   =======   =======   =======

Other operating expenses
Gross before reinsurance ceded    $10,549   $ 6,114   $25,170   $18,429
Less reinsurance ceded              1,458     1,195     4,520     3,543
Less deferred acquisition costs       469       969     1,168     3,486
                                  -------   -------   -------   -------
Net                               $ 8,622   $ 3,950   $19,482   $11,400
                                  =======   =======   =======   =======


                               Page 10 of 24 Pages

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

         The Company anticipates the cancellation or non-renewal of the 1998 Quota Share and 1998 Excess Loss reinsurance agreements as a result of the transactions with CRLC effective January 1, 1999. The reinsurers' obligation to assume paid losses incurred prior to January 1, 1999 remains in effect once the Reinsurance Agreements are executed.

         Effective January 1, 1999 PILIC may assume up to 20% of new business sold by the Company's agency force and up to 50% of HealthAxis generated business as described in Note H.

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

         Based on the Company's estimates of the future profitability of it's group medical products sold through December 31, 1997, deferred acquisition costs of approximately $6,708 were written off as amortization of deferred policy acquisition costs in the fourth quarter of 1997. Management believes the estimated future profitability of group medical products sold during 1998 has improved due to improved underwriting and rate increases and will approximate the value received from CRLC regarding the sale of the inforce business as described in Note H. Management further believes the estimated future profitability of the life business exceeds the unamortized deferred policy acquisition costs for life products.


                               Page 11 of 24 Pages

Note C - Sale of Montgomery Management:

         In February 1998 the Company sold for $4,000, 49% of Montgomery Management Corporation ("MMC") Common Stock along with a warrant to purchase an additional 31% of MMC's Common Stock for one dollar. Immediately prior to the sale MMC declared a dividend payable to its parent PILIC equal to its total equity. The Company recognized a $4,000 pre-tax gain on the sale of MMC and no longer includes MMC in the Company's consolidated financial statements. The Company's remaining ownership of MMC is accounted for as an equity investment valued at September 30, 1998 at zero. During the fourth quarter of 1998 the warrant to purchase an additional 31% of MMC's Common Stock for one dollar was exercised. MMC retains its headquarters at the Company's home office but is managed and controlled by the buyer of MMC. The Company, through its subsidiary PILIC, continues to assume via reinsurance approximately 30% of the premiums, benefits, commissions and expenses of the stop-loss business administered by MMC.

Note D - AOL Interactive Marketing Agreement

         In February 1998, the Company's wholly owned subsidiary, Provident Health Services, Inc. ("PHS") on behalf of HealthAxis, entered into an Interactive Marketing Agreement with America Online, Inc. ("AOL") and in November PHS and HealthAxis entered into a first Amendment to the Amended and Restated Interactive Marketing Agreement with AOL. Both agreements are collectively referred to as the "AOL Agreement". The AOL Agreement provides that PHS will be the exclusive third-party direct marketer of certain health insurance and other related policies ("the Products") for individuals and groups of less than fifty individuals in the United States. Additionally HealthAxis will advertise the Products to AOL subscribers on AOL's online network under the HealthAxis.com brand name to be used exclusively for the Products. The AOL Agreement calls for the official launch of www.healthaxis.com web site no later than March 31, 1999.

         The AOL Agreement has an initial term commencing on February 1, 1998 and ending on January 31, 2000, with a renewal period of two additional years at PHS's election. As consideration under the AOL Agreement, PHS will pay $10,000 to AOL during 1998 and 1999. PHS paid AOL $1,500, $2,500 and $2,400 during the first, second and third quarters of 1998, respectively. PHS paid AOL $2,100 during the fourth quarter of 1998 and will pay $1,500 during 1999. Payments under the AOL Agreement are guaranteed by PHS's parent, PAMCO. The Company has accounted for the $6,400 paid to AOL as a deferred cost asset, which is being amortized over the initial term. As consideration under the AOL Agreement, the Company issued to AOL warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $4.48 per share (based on the average NASDAQ closing prices for the last 10 days preceding the determination date as defined in the agreement), for a period of seven years commencing February 1, 1998 which are immediately exercisable. The fair value of these warrants (approximately $990) was recognized as a deferred cost asset and will be amortized over the initial term of the AOL Agreement. The Company agreed to issue to AOL warrants in the fourth quarter of 1998 to purchase 300,000 shares of the Company's common stock or 300,000 shares of HealthAxis common stock or any combination of both for a total of 300,000 shares. The exercise price of the PAMCO warrant is $3.38 per share for a period of nine years commencing November 13, 1998 which is immediately exercisable. The HealthAxis warrant has an exercise price of $1.77 per share for a period of nine years commencing November 13, 1998 which is immediately exercisable. The fair value of warrants issued during the fourth quarter has not been valued. The AOL Agreement also provides for the issuance of warrants subject to the terms and conditions of the AOL Agreement.

                               Page 12 of 24 Pages

         If PHS elects the two year renewal, then PHS shall make an additional payment to AOL of $33,500 on or before January 31, 2000. Under certain circumstances the AOL Agreement can be extended by AOL. If PHS exercises its right to renew the AOL Agreement then the AOL Agreement also provides for the issuance of warrants subject to the terms and conditions of the AOL Agreement.

         PHS will pay additional administrative fees to AOL if accepted applications exceed certain levels for the initial and renewal terms of the AOL Agreement.

Note E - CNET Promotional Agreement:

         In June 1998, HealthAxis entered into a Promotional Agreement with CNET, Inc. ("CNET") and in November HealthAxis entered into a first Amendment to the Promotional Agreement with CNET. Both agreements are collectively referred to as the "CNET Agreement". The CNET Agreement provides that CNET will exclusively promote HealthAxis' health insurance and other related products on CNET's web site.

         The CNET Agreement has an initial term commencing in June 1998 and ending in March 2000. As consideration under the CNET Agreement, HealthAxis paid $250 during the second quarter as promotion expense and accrued $250 for promotion expense during the third quarter payable on or before March 31, 1999, unless HealthAxis completes a financing of at least $500 after November 17, 1998 at which time $75 of the $250 amount is then due on December 31, 1998. In addition, HealthAxis will pay CNET an additional $1,890 with $390 due on March 31, 1999 and the balance payable throughout the initial term of the agreement, plus additional fees if policy issuance exceeds certain levels, during the initial term of the CNET Agreement. Certain portions of HealthAxis' payments to CNET are subject to reduction under the CNET Agreement if certain minimum retail impressions are not realized. The Company will account for amounts paid and accrued to CNET as $750 marketing expense and the balance as a deferred cost asset, which will be amortized over the balance of the initial term. HealthAxis, at its option, may elect a one-year renewal term where HealthAxis will pay CNET $7,500, plus additional fees if policy issuance exceeds certain levels.

Note F - LYCOS Promotional Agreement

         In June 1998, HealthAxis entered into a Promotional Agreement with LYCOS, Inc. ("LYCOS"). In November HealthAxis entered into an Amended and Restated Agreement with LYCOS ("the LYCOS Agreement"). The LYCOS Agreement provides that LYCOS will exclusively promote HealthAxis' health insurance and other related products on LYCOS' web site.

         The LYCOS Agreement has an initial term commencing on the launch date and ending one year later. Under the LYCOS Agreement, HealthAxis is required to launch a co-branded web site between March 1, 1999 and May 1, 1999. If HealthAxis does not launch this co-branded site by April 1, 1999 either party may terminate the agreement. Lycos will retain $800 and HealthAxis will have no further obligation to Lycos.

         As consideration under the LYCOS Agreement, HealthAxis paid $800 and will pay an additional $1,700 to LYCOS during the initial term of which $2,000 represents pre-paid referral fees and the balance represents an exclusivity fee. HealthAxis may pay additional referral fees to LYCOS if Policy issuance exceeds certain levels for the initial term of the LYCOS Agreement. HealthAxis is obligated to pay LYCOS $1,700 in four quarterly payments of $425 commencing 30 days after the launch of the co-branded site. The Company will account for payments to LYCOS as a deferred cost asset, which will be amortized over the initial term. Assuming certain performance targets are met, the LYCOS Agreement will be renewed for a one-year term where HealthAxis will pay LYCOS $6,560 which is subject to reduction if certain minimum retail impressions are not realized during the initial term. Additionally, HealthAxis will receive continued impressions if certain policy issuance targets are not achieved.

                               Page 13 of 24 Pages

Note G - HealthAxis Issuance of Common Stock upon Conversion of $5 Million Convertible Note.

         On September 30, 1998 the holder of HealthAxis' $5 million Convertible Note exercised an option to convert the note into 2,316,177 shares of HealthAxis Class A Common Stock, representing approximately 15% of HealthAxis outstanding Common Stock. In addition, HealthAxis issued 49,188 shares of HealthAxis Class A Common Stock in consideration for $106 of outstanding accrued but unpaid interest on the Convertible Note. The minority shareholders equity interest in HealthAxis is shown on the Company's consolidated balance sheet as "Minority Interest in HealthAxis.com, Inc." As a result of the conversion of the $5 million Convertible Note, the increase in the net assets of HealthAxis is included as additional paid in capital on the Company's balance sheet.

Note H - Subsequent Event - Reinsurance of Inforce Group Medical and Group
         Life Inforce and Sale of PALHIC to Central Reserve Life Company

         On November 12, 1998 PILIC signed a binding agreement to reinsure 100% of its group medical and group life inforce business and sell the Company's group medical marketing, sales distribution rights and PALHIC to CRLC. The Company is currently in the process of finalizing a series of transactions whereby PALHIC will reinsure 100% of its business to PILIC, which in turn will reinsure via a 100% quota share reinsurance agreement all of the Company's group medical and group life business to CRLC together with Reassurance Company of Hanover for a $10 million ceding commission. In addition PILIC will sell PALHIC to CRLC for PALHIC's capital and surplus. The Company will transfer all rights and control regarding the Company's agents and enter into non-compete and non-solicitation agreements regarding the Company's agents with respect to the future sale of health insurance products for a 3-year period. The Company anticipates that these transactions will be effective at year-end 1998 and are subject to regulatory and other approvals.

         The $10 million ceding commission paid from CRLC to PILIC consists of a $5 million non refundable payment plus a $5 million contingent payment, whereby PAMCO guarantees that CRLC will earn at least $10 million in future profits from the purchased inforce business, plus 12% interest on $10 million and other amounts due (the "guaranteed amount"). If at the end of 5 years CRLC fails to earn the guaranteed amount, PAMCO must repay CRLC the lesser of the guaranteed amount less CRLC's actual profits on the inforce business, or $5 million plus 12% interest on $10 million and other amounts due. As security for PAMCO's guarantee, PAMCO will execute a security agreement in favor of CRLC with respect to the stock of PILIC whereby CRLC will take ownership of PILIC if PAMCO defaults on its guarantee to CRLC. If CRLC's future profits exceed the guaranteed amount then PILIC is entitled to receive an additional payment from CRLC equal to the lesser of CRLC's future profits less the guaranteed amount, or 2/3 of the policy fees collected during 1999 and 1/3 of the policy fees collected during 2000.

         The Company is evaluating the accounting and financial impact on the Company's 1998 consolidated GAAP earnings of the transactions with CRLC.

                               Page 14 of 24 Pages

         As part of the CRLC transaction, PILIC has the right to assume new business written by PILIC's agents for 5 years after the effective date. PILIC may assume up to 20% of the new business written by PILIC's agents during 1999 and up to 50% for the remaining 4 years via a new quota share reinsurance agreement with PALHIC. CRLC, through PALHIC, will charge PILIC a ceding allowance of 43% of first year premium and 28% of renewal premium, plus an administrative fee of 3%, which will be reduced to 2% if total policies under administration exceed $100,000 of premium inforce.

         PILIC may also assume 50% of the new business sold through HealthAxis and directly underwritten by PALHIC starting January 1, 1999 via a new quota share reinsurance agreement with PALHIC for 3 years. CRLC, through PALHIC, will charge PILIC a ceding allowance not to exceed 28% of first year premium and 21% of renewal premium, plus an administrative fee of 3%. CRLC, through PALHIC, will pay HealthAxis commissions of 15% of first year premium and 8% of renewal premium, plus all administrative fees until HealthAxis has recovered all payments made to initiate its Internet program. After such time the fees will be subject to the quota share agreement between PALHIC and PILIC. CRLC will work to develop additional health insurance products for sale by HealthAxis and enter into comparable reinsurance agreements with PILIC. The transactions are subject to regulatory and other approvals.

         These pending transactions are anticipated to have a material favorable impact on PILIC's statutory basis financial statements. The net result of the transactions with CRLC are anticipated to increase PILIC capital and surplus, increase PILIC's liquidity and reduce PILIC's Risk based Capital ("RBC") requirement. PILIC anticipates that the cash payment from CRLC net of brokerage fees of $0.5 million will be recognized as $9.5 million of income on a statutory accounting basis upon closing. PILIC anticipates the sale of PALHIC will not impact PILIC's total capital and surplus but will increase PILIC's liquidity. PILIC's RBC will be reduced with PALHIC's sale, which as of December 31, 1997 represented approximately 18% of PILIC's RBC. PILIC's 100% cession of its group medical and group life lines will ultimately reduce PILIC's RBC, which as of December 31, 1997 represented approximately 58% of PILIC's RBC. Because of a year-end effective date PILIC's RBC calculation as of December 31, 1998 will continue to include an amount related to the ceded group medical and group life lines since the RBC calculation uses historical premium data. PILIC's RBC requirement will be reduced on January 1, 1999 effective with the cession of the inforce business.

Note I - Investment Considerations

         In analyzing whether to make, or continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, a copy of which can be obtained from the Company.


                               Page 15 of 24 Pages

Note J - Forward-looking Statements

         The information contained in the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 contains forward-looking statements (as such term is defined under Section 21E of the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends, management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

         Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors are discussed in the Company's Annual Report on Form on 10-K for the year ended December 31, 1997.



                               Page 16 of 24 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         For the three months ended September 30, 1998 ("the current quarter"), the Company's net loss applicable to Common Stock was $3.4 million or $.33 per share compared to net loss of $1.0 million or $0.10 per share for the three months ended September 30, 1997 ("the same period last year"). The Company's net loss in the current quarter was unfavorably impacted by increased operating expenses largely from HealthAxis and continued high health benefit claims experience.

         Accident and health gross premium was $28.2 million for the current quarter compared to $22.2 million for the same period last year and accident and health ceded premium was $12.7 million for the current quarter as compared to $9.9 million for the same period last year. The increases were the result of increased new business from one-life managed-care health insurance products. Effective January 1, 1999 all accident and health premium is proposed to be 100% reinsured with CRLC as described in Note H.

         Life and annuity net premium, consisting primarily of $0.4 million group life and individual pre-need and final expense business accounted for $1.8 million for the current quarter compared to $2.2 million for the same period last year due to a slight decrease in sales and lapsation of the Company's pre-need and final expense life inforce. Effective January 1, 1999 all group life premiums will be 100% reinsured with CRLC as described in Note H.

        Accident and health policy benefits represented 62% of accident and health earned premium for the current quarter down from 67% from the same period last year. The decrease in the accident and health policy benefits as a percentage of premium reflected the impact of improved underwriting and rate increases which were implemented during 1997.

        Commissions, net of ceding allowance and deferred acquisition costs of $1.8 million for the current quarter decreased from $2.0 million for the same period last year primarily due to a re-estimation of accrued commission expense on certain individual life policies, partially off set by increased commissions paid on increased premiums related to the Company's one-life managed-care products.

         Other operating expenses, net of ceding allowance and deferred acquisition costs for the current quarter of $8.6 million increased compared to $4 million for the same period last year due to HealthAxis costs of $2.2 million, increased marketing costs of $0.9 million, HPS transition costs of $0.6 million along with increased administrative costs and premium taxes. HealthAxis costs include legal, advertising and consulting expenses incurred as a result of entering into various agreements and the formulation and development of the HealthAxis web site and business. Increased marketing costs include agent system development, agent service and costs related to an exclusive agreement. Costs related to the HPS transition included claims processing charges, certain managed care costs, systems cost related to migrating policyholder and agent data and travel costs. HealthAxis costs combined with HPS transition costs and increased marketing and administrative costs more than offset the cost savings resulting from Company's decision to outsource its group health policy and claims processing to HPS during the quarter.

         For the nine months ended September 30, 1998 ("the current year"), the Company's net loss applicable to Common Stock was $3.1 million or $.31 per share compared to net loss of $6.0 million or $0.60 per share for the nine months ended September 30, 1997 ("the prior year"). The Company's net loss in the current year was unfavorably impacted by HealthAxis start-up expense, costs related to the HPS transition, high marketing and administrative expenses and continued high health benefit claims experience, partially offset by a $4.0 million gain on the sale of MMC and $0.26 million realized gains on the sale of investments.


                               Page 17 of 24 Pages

         Accident and health gross premium was $84.1 million for the current year compared to $61.7 million for the prior year and accident and health ceded premium was $37.5 million for the current year as compared to $27.6 million for the prior year. The increases were the result of increased new business from one-life managed-care health insurance products.

         At September 30, 1998 and 1997, annualized accident and health premium in force on small group and managed-care business amounted to $110.8 million and $90.7 million, respectively, consisting of approximately 52,000 and 47,000 policies inforce, respectively. The $20.1 million increase in annualized premium from September 30, 1997 to September 30, 1998 was the net result of new business issue. The Company's principal managed care products are "The Provident Solution" and "HealthQuest", which together offer a variety of deductibles, coinsurance amounts and managed care options. Minimum amounts of group term life are required with many of the medical products. "The Provident Solution" relies on First Health Group for access to network providers and advantageous fee schedules, while "HealthQuest" relies on regional PPOs. The Provident Solution and HealthQuest comprised 87% and 79% of annualized premium in force as of September 30, 1998 and 1997, respectively. Effective January 1, 1999 all accident and health polices and products are proposed to be reinsured 100% as described in Note H.

         Life and annuity net premium, consisting primarily of $1.6 million group life and individual pre-need and final expense business accounted for $6.3 million for the current year compared to $6.7 million for the prior year due to a decrease in sales and lapsation of the Company's pre-need and final expense life inforce.

         Net investment income was $2.9 million for the current year. The gross average book yield on bond investments, which accounted for 98% total investments as of September 30, 1998 and December 31, 1997, was
6.2% and 6.4% for the nine months ended September 30, 1998 and 1997, respectively. Realized gain on the sale of subsidiary is discussed in Note C. Realized gains in the current year relate primarily to the sale of real estate held for investment and in the prior year related primarily to the sale of Loewen stock acquired as a result of litigation.

         Accident and health policy benefits represented 68% of accident and health earned premium for the current year down from 80% from the prior year. The decrease in the accident and health policy benefits as a percentage of premiums reflected the impact of improved underwriting and rate increases, which were implemented during 1997.

         Commissions, net of ceding allowance and deferred acquisition costs of $7.1 million for the current year increased from $5.3 million for the prior year due to increased commissions paid on increased premiums related to the Company's one-life managed-care products.

         Other operating expenses, net of ceding allowance and deferred acquisition costs for the current year of $19.4 million increased compared to $11.4 million for the same period last year due to HealthAxis costs of $3.2 million, increased marketing costs of $1.3 million, HPS transition costs of $2.1 million, along with increased administrative costs and premium taxes.


                               Page 18 of 24 Pages

         Other operating expenses, net of ceding allowance and deferred acquisition costs for the current year, excluding HealthAxis and HPS transition costs, represented 27% of net premiums for the current, year which decreased from 29% for the same period last year due to the cost savings resulting from the Company's decision to outsource its group health policy and claims processing to HPS effective February 1, 1998.


Liquidity and Capital Resources

         A major objective of the Company is to maintain sufficient liquidity to fund growth, fulfill statutory requirements and meet all cash requirements with cash and short term equivalents plus funds generated from operating cash flow.

         The primary sources of cash for insurance operations are premiums, investment income and investment sales and maturities. The primary uses of cash for insurance operations are benefit payments to insureds, operating costs including policy acquisition costs and investment purchases. The Company's liquidity requirements are primarily created and met by PILIC and PALHIC. The primary sources of cash for HealthAxis were the issuance of debt and equity securities to outside parties and to PILIC. The primary uses of cash for HealthAxis were operating costs and payments to AOL, LYCOS and CNET.

         Cash and investments carried at market value at September 30, 1998 amounted to $51.5 million. This included $43.4 million of bonds issued by the U.S. Government, government agencies, public utilities and other corporations, $1.1 million invested in policy loans and other invested assets and $7.0 million in cash and cash equivalents. Bonds are investment grade securities with fixed incomes ranging in maturity from one to 30 years. The gross average yield on fixed income bonds as of September 30, 1998 and 1997 was 6.2% and 6.4%, respectively. The Company's investment policy is to buy medium term U.S. government direct and agency bonds. All bonds are considered to be "available for sale". The Company and its subsidiaries do not invest in high-yield debt instruments, defined as securities below investment grade with interest rates or yields significantly above market rates.

         The Company entered into a line of credit with a bank during 1997 in the amount of $1 million with interest at 1% above the prime rate. The outstanding borrowing at December 31, 1997 amounted to $1.0 million. The Company repaid this amount in the third quarter of 1998.

         Net cash used in operating activities of $19.4 million in 1998 reflects negative cash flow from the Company's group medical business, the impact of the transition of business to HPS, and the impact of HealthAxis' AOL, CNET and Lycos payments of $7.5 million.

         During the third quarter of 1998, the Company received $6.9 million from reinsurers, collected $5.2 million of recoverable federal income tax and sold its investment in real estate for $1.2 million. In addition to normal operating activities, these receipts were used by the Company to pay reinsurers $5.2 million and make a $2.4 million exclusivity payment to AOL.

         In connection with the Company's outsourcing to HPS the Company now receives premiums, net of commissions, HPS fees and certain out of pocket expenses monthly on or before the 15th of following month. The $7.2 million change in amounts due from third party administrator represented September 1998's net cash settlement collected in October. Premium due and uncollected, unearned premium and premium received in advance reflects new billing due dates established by HPS. Since HPS now pays the Company's group commissions, unpaid commissions are included in amounts due from third party administrator and are no longer included in accrued commissions.

         Change in other assets, current and deferred income taxes and other liabilities of $3.0 million related primarily to HealthAxis' payments to AOL and LYCOS, net of funds received from HPS.

                               Page 19 of 24 Pages

         Change in future policy benefits and claims of $2.1 million in the current year in comparison to the prior year reflects higher paid claim volume on the Company's group medical business and is partially offset by the change in amounts due from reinsurers.

         The Company sold an 80% interest (49% in Common Stock and warrants for an additional 31%) in MMC for $4 million realizing a gain for the same amount during the first quarter of 1998.

         The Company anticipates that it will fund surrenders and benefit payments along with other operating expenses through net cash from operating activities, scheduled investment maturities, and the liquidation of short-term investments. Excess cash flow from operations and financing are transferred to the investment portfolio where it is available for investment and future cash needs.

         The Company has determined it prudent to modify its business plan to take into account PILIC's lower capital and surplus level. PILIC has signed a binding agreement to sell its group medical and group life inforce business, marketing and sales distribution and PILIC's wholly owned insurance subsidiary PALHIC to CRLC as discussed in Note H.

         The statutory capital and surplus of PILIC, which includes amounts related to its subsidiary PALHIC, was $11.4 million at December 31, 1997. At December 31, 1997, PILIC calculated its "Risk Based Capital" utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate that PILIC's adjusted capital of $12.0 million exceeded the Company Action Level amount required by $2.7 million. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurers business. This formula is a primary measurement as to the adequacy of total capital and surplus of life insurance companies. The adjusted statutory capital and surplus of PILIC, which includes amounts related to its subsidiary PALHIC, was $5 million at September 30, 1998, which is $4.3 million below Company Action Level RBC as calculated at December 31, 1997. Since PILIC failed to meet its RBC requirement as of September 30, 1998 it may be subject to regulatory action. Insurers failing to meet their RBC requirement may be subject to scrutiny by its domiciled insurance department and other insurance departments, which the insurer does business in, and, ultimately, rehabilitation or liquidation.

         PILIC anticipates that its capital and surplus will be below Company Action Level but above Regulatory Action Level RBC at December 31, 1998, after recognizing a gain on the transaction with CRLC and a reduction in RBC related to PALHIC as described in Note H. There can be no assurance that the transaction with CRL will be effective December 31, 1998. PILIC contemplates that its RBC will drop further effective January 1, 1999 with the reduction of the RBC component that relates to PILIC's sold group medical and life business. Excluding the impact of the transaction with CRLC, PILIC's capital and surplus is anticipated to be below Mandatory Action Level RBC, meaning that PILIC would be subject to regulatory rehabilitation or liquidation. The Company believes that PILIC's adjusted capital and surplus will exceed regulatory action level RBC upon completion of the transactions with CRLC described in Note H.

         PALHIC's results of the RBC computation as of December 31, 1997 indicate PALHIC's adjusted capital of $4.3 million exceeds the Company Action Level amount required by $2.6 million as of that date. The statutory capital and surplus of PALHIC was $5.2 million at September 30, 1998. CRLC will assume responsibility for PALHIC effective with purchase of PALHIC.

         Administrative rules and legal restrictions of state insurance departments presently prevent payment of dividends by PILIC and PALHIC to their parent companies without regulatory approval.

                               Page 20 of 24 Pages

Impact of Inflation

         Inflation increases the need for insurance. Many policyholders who once had adequate insurance programs increase their life insurance coverage to provide the same relative financial benefits and protection. The effect of inflation on medical costs leads to accident and health policies with higher benefits. Thus, inflation has generally increased the need for life and accident and health products.

         The higher interest rates which have traditionally accompanied inflation also affect the Company's investment operation. The market value of the Company's fixed rate long-term investments decreases as interest rates increase.

         Inflation has significantly increased the cost of health care. The adequacy of premium rates in relation to the level of health claims is monitored and, where appropriate, premium rates on such policies, when appropriate, are increased as policy benefits increase. Failure to make such increases commensurate with health care cost increases may result in a loss from health insurance operations.

         The Company's pre-need products include periodic adjustments to the face amount of the policy for increases in the consumer price index.

HealthAxis Capital Expenditures and Commitments

         During 1998 the Company entered into an Interactive Marketing Agreement with AOL and promotional agreements with CNET and LYCOS. In connection with these agreements the Company has paid $7.5 million as of September 30, 1998 and is required to pay additional amounts as described in Notes D, E and F. Additionally, the Company expects to incur significant HealthAxis costs that will require external funding.

         HealthAxis has obtained $8,150 in funding as of September 30, 1998 consisting of a $750 fee payment from HPS in March 1998 to be the exclusive administrator of this business, a $5 million private placement of HealthAxis, Inc. convertible debt during the second quarter of 1998 which was converted into HealthAxis common during the third quarter and a $2.4 million issuance of convertible cumulative preferred stock to PILIC in the third quarter. The Company and HealthAxis received $5.75 million as a result of the issuance of PAMCO common stock to a group led by Lynx private equity partners and HealthAxis convertible cumulative preferred stock purchased by AOL on November 16, 1998.

         As of September 30, 1998 HealthAxis was not current in its payments to vendors, many of whom are involved in the development of its web site, due to lack of funds. The Company anticipates that the $5.75 million received in November is sufficient to repay current vendors and satisfy HealthAxis cash needs for the balance of 1998 and the first quarter of 1999.

         In November HealthAxis renegotiated the AOL Agreement, CNET Agreement and LYCOS Agreement in order to obtain additional time needed to test its web site and secure funds. AOL, CNET and LYCOS agreed to extend HealthAxis' launch date and payment of fees. In consideration for the extension HealthAxis agreed to pay AOL an additional $2 million during the initial term, $1 million during the renewal term, revise the terms of a warrant to purchase the Company's common stock from five to seven years and issue warrants to purchase the Company's and/or HealthAxis' common stock as described in Note D. LYCOS agreed to reduce the fees payable by HealthAxis by $4.57 million during the first term of the LYCOS Agreement and HealthAxis agreed to a 30% reduction in guaranteed impressions during the first term of the LYCOS Agreement.


                               Page 21 of 24 Pages

         HealthAxis is also seeking other external sources of funds in order to fund payments to its marketing partners and working capital expenses. No assurance can be given with regard to the success or timing of the Company's efforts in obtaining such funding. In the event that HealthAxis is unable to obtain funding or launch its web site in accordance with the AOL Agreement, CNET Agreement and LYCOS Agreement HealthAxis will be in breach of one or more of those agreements. HealthAxis would forfeit all amounts paid to AOL, CNET or LYCOS if it is in breach of the AOL Agreement, CNET Agreement and LYCOS Agreement, respectively.




                               Page 22 of 24 Pages

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

Item 6.         Exhibits and Reports on Form 8-K.

                (a) Exhibits 10A: Binding Agreement between Provident American Corporation, Provident Indemnity Life Insurance Company and Central Reserve Life Insurance Company dated November 12, 1998.

                (b)     Reports on Form 8-K:

                        No reports of Form 8-K were filed during the quarter ended September 30, 1998.


                               Page 23 of 24 Pages

                                    Signature


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                              Provident American Corporation



                              By:      /s/ Alvin H. Clemens
                                  --------------------------------------
                                       Alvin H. Clemens,
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer



                              By:      /s/ James O. Bowles
                                  --------------------------------------
                                       James O. Bowles, President



                              By:      /s/ Francis L. Gillan III
                                  --------------------------------------
                                       Francis L. Gillan III,
                                       Chief Accounting Officer And Treasurer



Date:  November 16, 1998

                               Page 24 of 24 Pages