Form 10-Q/A
period 1998-09-30
PROVIDENT AMERICAN CORP
filed 1999-01-21
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended..........September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from...............to...............

             Commission file number.........................0-13591


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


                               Page 1 of 25 Pages

                         PROVIDENT AMERICAN CORPORATION

The Company is amending its Form 10-Q filed on November 16, 1998 for Year 2000 Compliance Disclosure found on page 22.

                                      INDEX



                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Statements of Operations                             3

         Statement of Comprehensive Income                                 4

         Consolidated Balance Sheets                                       5

         Consolidated Statements of Changes in Stockholders' Equity        6

         Consolidated Statements of Cash Flows                            7-8

         Notes to Condensed Consolidated Financial Statements            9-16

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                           17-23


Part II. OTHER INFORMATION                                                24

         Items 1 - 5                                                      24

         Reports on Form 8-K                                              24

SIGNATURES                                                                25

Exhibit 11

Exhibit 27

                               Page 2 of 25 Pages

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Operations
         (Dollars in thousands, except preferred and Common Stock data)

                                                                        Unaudited                   Unaudited
                                                                     3 Months Ended               9 Months Ended
                                                                      September 30                 September 30
                                                                    1998          1997           1998         1997
                                                                  -------       -------        -------      -------
Revenue:
     Premium:
       Accident and health, gross                                 $28,229       $22,185        $84,092      $61,653
       Life and annuity, gross                                      1,897         2,316          6,473        7,162
                                                                  -------       -------        -------      -------
       Total gross premium                                         30,126        24,501         90,565       68,815
                                                                  -------       -------        -------      -------

       Accident and health reinsurance ceded                       12,740         9,863         37,545       27,614
       Life and annuity reinsurance ceded                              76           138            150          416
                                                                  -------       -------        -------      -------
       Total reinsurance ceded                                     12,816        10,001         37,695       28,030
                                                                  -------       -------        -------      -------

       Net premium                                                 17,310        14,500         52,870       40,785

     Net investment income                                            947           853          2,853        2,619
     Realized gains (losses) on investments                           251           (44)           264          886
     Realized gain on the sale of subsidiary                            0             0          4,000            0
     Other revenue                                                      3           221             24          247
                                                                  -------       -------        -------      -------
       Total revenue                                               18,511        15,530         60,011       44,537
                                                                  -------       -------        -------      -------

Benefits and expenses:
     Death and other policy benefits:
       Life                                                           948         1,485          3,433        4,507
       Accident and health, net of reinsurance                      9,640         8,269         31,517       27,275
       Annuity contracts and other considerations                     188           156            359          545
       Increase in liability for future policy benefits               714           559            190        1,579
     Commissions, net of ceding allowance and deferred              1,821         2,039          7,145        5,278
       acquisition costs
     Other operating expenses, net of ceding allowance and
       deferred acquisition costs                                   8,622         3,950         19,484       11,400
     Amortization of deferred policy acquisition costs                608           487          1,148        3,506
     Depreciation and amortization of goodwill                        251           143            685          439
                                                                  -------       -------        -------      -------
       Total benefits and expenses                                 22,792        17,088         63,961       54,529
                                                                  -------       -------        -------      -------

     Income (loss) before income taxes                             (4,281)       (1,558)        (3,950)      (9,992)

     Provision (benefit) for income taxes:
       Current                                                       (952)         (994)          (949)      (4,390)
       Deferred                                                         0           448              0          282
                                                                  -------       -------        -------      -------
       Total income taxes                                            (952)         (546)          (949)      (4,108)
                                                                  -------       -------        -------      -------

       Net (loss)                                                  (3,329)       (1,012)        (3,001)      (5,884)
Dividends on preferred stock                                           37            37            111          111
                                                                  -------       -------        -------      -------
       Net (loss) applicable to Common Stock                      $(3,366)      $(1,049)       $(3,112)     $(5,995)
                                                                  =======       =======        =======      =======
(Loss) per share of Common Stock
       Basic                                                      $ (0.33)      $ (0.10)        $(0.31)      $(0.60)
                                                                  =======       =======        =======      =======
       Diluted                                                    $ (0.33)      $ (0.10)        $(0.31)      $(0.60)
                                                                  =======       =======        =======      =======
Common shares and equivalents used in computing (loss) per share
       Basic                                                       10,169        10,071         10,131       10,069
       Diluted                                                     10,169        10,071         10,131       10,069

                 See notes to consolidated financial statements.

                               Page 3 of 25 Pages

                 Provident American Corporation and Subsidiaries
                        Statement of Comprehensive Income
                             (Dollars in thousands)
                                    UNAUDITED

                                                                         3 Months Ended            9 Months Ended
                                                                          September 30               September 30
                                                                      1998         1997          1998          1997
                                                                     -------      -------       -------       -------
Net (loss) applicable to Common Stock                                $(3,364)     $(1,049)      $(3,111)      $(5,995)
Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during period           790          409           973          (593)
                                                                     =======      =======       =======       =======
Comprehensive (loss)                                                  (2,574)        (640)       (2,138)       (6,588)
                                                                     =======      =======       =======       =======

                               Page 4 of 25 Pages

                 Provident American Corporation and Subsidiaries
                           Consolidated Balance Sheets

(Dollars in thousands)                                                                  UNAUDITED
                                                                                      September 30,         December 31,
                                                                                          1998                  1997
                                                                                      -------------         ------------
Assets
Investments:
     Bonds                                                                              $43,383               $45,134
     Equity securities, cost $39 and $12                                                     22                     8
     Real estate, less accumulated depreciation of $0 and $182                                0                   918
     Policy loans                                                                           556                   498
     Other invested assets                                                                  516                   543
                                                                                        -------               -------
         Total Investments                                                               44,477                47,101
Cash and cash equivalents                                                                 6,995                16,767
Amounts due from third party administrator                                                7,220                     0
Premiums due and uncollected                                                              1,809                 2,106
Amounts due from reinsurers                                                              15,948                16,092
Loans receivable from officer, director and stockholder                                   1,306                 1,243
Accrued investment income                                                                   494                   610
Federal income taxes receivable                                                               0                 3,325
Property and equipment, less accumulated depreciation of $3,251 and $2,751                7,700                 6,804
Unamortized deferred policy acquisition costs                                             4,643                 1,499
Goodwill less accumulated amortization of $2,023 and $1,973                               1,143                 1,193
Deferred AOL and LYCOS fees                                                               6,595                     0
Other assets                                                                              2,405                 1,625
                                                                                        -------               -------
         Total Assets                                                                  $100,735               $98,365
                                                                                        =======               =======

Liabilities and Stockholders' Equity
Future policy benefits:
     Life                                                                                41,271                40,665
     Annuity and other                                                                    5,175                 5,428
Policy claims                                                                            32,848                31,109
Premiums received in advance and unearned                                                   761                 2,677
Amounts due to reinsurers                                                                   330                    37
Accrued commissions and expenses                                                          4,433                 5,451
Loans payable                                                                             3,630                 5,077
Accounts payable                                                                            921                 1,151
Deferred income taxes                                                                       626                   100
Other liabilities                                                                         2,537                 2,661
                                                                                        -------               -------
         Total Liabilities                                                               92,532                94,356

Minority interest in HealthAxis.com, Inc.                                                   530                     0

Stockholders' Equity
Preferred stock, par value $1:  authorized 20,000,000 shares:
     Series A Cumulative Convertible, issued 580,250                                        580                   580
     Series B Cumulative Convertible, none issued                                             0                     0
Common Stock, par value $.10:  authorized 50,000,000, issued 10,237,035 and               1,024                 1,021
     10,078,710
Common Stock, Class A, par value $.10: authorized 20,000,000, none issued                     0                     0
Additional paid-in capital                                                               19,567                13,767
Net unrealized appreciation (depreciation) of bonds                                       1,171                   188
Net unrealized appreciation (depreciation) of equity securities                             (13)                   (3)
Retained earnings                                                                       (14,580)              (11,468)
                                                                                        -------               -------
                                                                                          7,749                 4,085
Less Common Stock held in treasury, at cost, 36,300 shares                                  (76)                  (76)
                                                                                        -------               -------
         Total Stockholders' Equity                                                       7,673                 4,009
                                                                                        -------               -------
         Total Liabilities and Stockholders' Equity                                    $100,735               $98,365
                                                                                        =======               =======

                 See notes to consolidated financial statements

                               Page 5 of 25 Pages

                 Provident American Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                    UNAUDITED

                                                                                                            Net Unrealized
                                                    Preferred Stock        Common Stock       Additional     Appreciation
                                                                                                Paid-In     (Depreciation)
                                                    Shares     Amount      Shares     Amount    Capital        of Bonds
                                                    ------     ------      ------     ------    -------        --------
BALANCE, DECEMBER 31, 1997                           580        $580      10,209      $1,021     $13,767        $  188
Stock options and warrants exercised                                                                   3
Compensation expense on stock issuance
Warrants issued                                                                                      990
Net unrealized
     Appreciation of bonds                                                                                          26
     Depreciation of equity securities
Cash dividends declared on preferred stock
Net income
                                                 -----------------------------------------------------------------------
BALANCE, MARCH 31, 1998                              580       $580       10,209      $1,021     $14,760        $  214
Stock options and warrants exercised                                           1           0
Compensation expense on stock issuance
Warrants issued
Net unrealized
     Appreciation of bonds                                                                                         164
     Depreciation of equity securities
Cash dividends declared on preferred stock
Net income
                                                 -----------------------------------------------------------------------
BALANCE, JUNE 30, 1998                               580       $580       10,210      $1,021     $14,760        $  378
Stock options and warrants exercised                                          27           3          85
Increase in net assets in HealthAxis.com, Inc.                                                     4,577
Warrants issued                                                                                      145
Net unrealized
     Appreciation of bonds                                                                                         793
     Depreciation of equity securities
Cash dividends declared on preferred stock
Net income
                                                 =======================================================================
BALANCE, SEPTEMBER 30, 1998                          580       $580       10,237      $1,024     $19,567        $1,171
                                                 =======================================================================
                                                              See notes to consolidated financial statements.

[TABLE RESTUBED]

                                                       Net
                                                     Unrealized
                                                    Appreciation
                                                         of          Retained      Treasury
                                                      Marketable      Earnings       Stock
                                                     Securities      (Deficit)    (at cost)       Total
                                                     ----------      ---------    ---------       -----
BALANCE, DECEMBER 31, 1997
Stock options and warrants exercised                   $  (3)        $(11,468)      $(76)       $ 4,009
Compensation expense on stock issuance                                                                3
Warrants issued                                                                                       0
Net unrealized                                                                                      990
     Appreciation of bonds
     Depreciation of equity securities                                                               26
Cash dividends declared on preferred stock                 0                                          0
Net income                                                                (37)                      (37)
                                                                        2,673                     2,673
BALANCE, MARCH 31, 1998                            ------------------------------------------------------
Stock options and warrants exercised                    $ (3)        $ (8,832)      $(76)       $ 7,664
Compensation expense on stock issuance                                                                0
Warrants issued                                                                                       0
Net unrealized                                                                                        0
     Appreciation of bonds
     Depreciation of equity securities                                                              164
Cash dividends declared on preferred stock                (7)                                        (7)
Net income                                                                (37)                      (37)
                                                                       (2,345)                   (2,345)
BALANCE, JUNE 30, 1998                             ------------------------------------------------------
Stock options and warrants exercised                    $(10)        $(11,214)      $(76)       $ 5,439
Increase in net assets in HealthAxis.com, Inc.                                                       88
Warrants issued                                                                                   4,577
Net unrealized                                                                                      145
     Appreciation of bonds
     Depreciation of equity securities                                                              793
Cash dividends declared on preferred stock                (3)                                        (3)
Net income                                                                (37)                      (37)
                                                                       (3,329)                   (3,329)
BALANCE, SEPTEMBER 30, 1998                        ======================================================
                                                        $(13)        $(14,580)      $(76)       $ 7,673
                                                   ======================================================

                               Page 6 of 25 Pages

                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                    UNAUDITED

                                                                                                Unaudited
                                                                                       9 Months Ended September 30,
                                                                                           1998             1997
                                                                                         --------         -------
  Cash flows from operating activities
       Net (loss)                                                                        $ (3,000)      $ (5,884)
       Adjustments to reconcile net (loss) to net cash (used in) operating activities
         Depreciation and amortization                                                        693            479
         Net realized (gain) on investments                                                  (264)          (886)
         Net realized (gain) on sale of subsidiary                                         (4,000)             0
         Decrease (increase) in
            Premium due and uncollected, unearned premium and premium
               received in advance                                                         (1,030)           (44)
            Due to/from reinsurers                                                            437         (2,113)
            Due from third party administrator                                             (7,220)             0
            Deferred policy acquisition costs, net                                         (3,144)        (2,971)
            Accrued investment income                                                         116            108
            Other assets, current and deferred income taxes and other liabilities          (2,933)        (2,593)
            Accrued commissions and expenses                                               (1,018)           698
            Future policy benefits and claims                                               2,091          8,891
                                                                                         --------       --------
       Net cash (used in) operating activities                                            (19,272)        (4,316)
                                                                                         --------       --------

  Cash flows from investing activities
       Purchases of bonds                                                                  (2,674)       (12,105)
       Purchases of equity securities                                                         (85)        (1,018)
       Sale of bonds                                                                        5,943         15,466
       Sale of equity securities                                                                0          5,134
       Sale of subsidiary                                                                   4,000              0
       Sale of investment in real estate                                                    1,154              0
       Maturity of investments and loans                                                       27          2,105
       Loans to officer, director and shareholder                                             (63)        (1,019)
       Purchases of property and equipment                                                 (1,747)        (2,373)
                                                                                         --------       --------
       Net cash from investing activities                                                   6,555          6,190
                                                                                         --------       --------

                             Continued on next page
                 See notes to consolidated financial statements.

                               Page 7 of 25 Pages

                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                    UNAUDITED

                                                                                     9 Months Ended September 30,
                                                                                        1998               1997
                                                                                      --------           --------
  Cash flows from financing activities
       Withdrawals from contractholder deposit funds                                     (589)              (589)
       Repayments of notes payable                                                     (1,447)              (245)
       Issuance of Common Stock                                                            92                 97
       Issuance of convertible note                                                     5,000                  0
       Dividends paid on preferred stock                                                 (111)              (111)
                                                                                      -------             ------
       Net cash from (used in) financing activities                                     2,945               (848)
                                                                                      -------             ------

       (Decrease) increase in cash and cash equivalents                                (9,772)             1,026
       Cash and cash equivalents, beginning of period                                  16,767              6,218
                                                                                      -------             ------
       Cash and cash equivalents, end of period                                       $ 6,995             $7,244
                                                                                      =======             ======

  Supplemental disclosure of cash flow information:
       Interest paid                                                                  $   127             $    5
       Income taxes (refunded), net                                                   $(5,218)            $ (477)
  Non-cash financing activities:
       Issuance of warrants                                                           $ 1,135
       Issuance of HealthAxis.com, Inc. common stock                                  $ 5,107

                 See notes to consolidated financial statements.

                               Page 8 of 25 Pages

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

        Provident American Corporation ("PAMCO") is an insurance holding company. The operations of PAMCO and its subsidiaries (the "Company") are principally those of HealthAxis.com, Inc. ("HealthAxis") and its wholly owned life insurance companies, Provident Indemnity Life Insurance Company ("PILIC") and Provident American Life and Health Insurance Company ("PALHIC").

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

                               Page 9 of 25 Pages

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

Note B - Reinsurance and Deferred Acquisition Cost Impact on Benefits and
Expenses

         Accident and health policy benefits, commissions and other operating expenses are net of the following ceded reinsurance and deferred acquisition cost amounts:

                                                        3 Months Ended                           9 Months Ended
                                                         September 30,                              September 30,
                                                    1998                1997                 1998                 1997
                                                   -------             ------               ------               ------
Accident and health benefits
----------------------------
Gross before reinsurance ceded                     $21,513            $16,076              $62,542              $53,023
Less reinsurance ceded                              11,873              7,807               31,025               25,748
                                                   -------            -------              -------              -------
Net of reinsurance                                  $9,640            $ 8,269              $31,517              $27,275
                                                   =======            =======              =======              =======

Commissions
-----------
Gross before reinsurance ceded                     $ 4,956            $ 4,944              $16,778              $13,584
Less reinsurance ceded                               2,296              1,880                6,509                5,315
Less deferred acquisition costs                        839              1,025                3,124                2,991
                                                   -------            -------              -------              -------
Net                                                $ 1,821            $ 2,039               $7,145               $5,278
                                                   =======            =======              =======              =======

Other operating expenses
------------------------
Gross before reinsurance ceded                     $10,549            $ 6,114              $25,170              $18,429
Less reinsurance ceded                               1,458              1,195                4,520                3,543
Less deferred acquisition costs                        469                969                1,168                3,486
                                                   -------            -------              -------              -------
Net                                                $ 8,622            $ 3,950              $19,482              $11,400
                                                   =======            =======              =======              =======

                               Page 10 of 25 Pages

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

                               Page 11 of 25 Pages

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

                               Page 12 of 25 Pages

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

                               Page 13 of 25 Pages

Note G - HealthAxis Issuance of Common Stock upon Conversion of $5 Million Convertible Note.

         On September 30, 1998 the holder of HealthAxis' $5 million Convertible Note exercised an option to convert the note into 2,316,177 shares of HealthAxis Class A Common Stock, representing approximately 15% of HealthAxis outstanding Common Stock. In addition, HealthAxis issued 49,188 shares of HealthAxis Class A Common Stock in consideration for $106 of outstanding accrued but unpaid interest on the Convertible Note. The minority shareholders' equity interest in HealthAxis is shown on the Company's consolidated balance sheet as "Minority Interest in HealthAxis.com, Inc." As a result of the conversion of the $5 million Convertible Note, the increase in the net assets of HealthAxis is included as additional paid in capital on the Company's balance sheet.

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

                               Page 14 of 25 Pages

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

                               Page 15 of 25 Pages

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

                               Page 16 of 25 Pages

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

                               Page 17 of 25 Pages

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

                               Page 18 of 25 Pages

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

                               Page 19 of 25 Pages

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

         PILIC anticipates that its capital and surplus will be below Company Action Level but above Regulatory Action Level RBC at December 31, 1998, after recognizing a gain on the transaction with CRLC and a reduction in RBC related to PALHIC as described in Note H. There can be no assurance that the transaction with CRLC will be effective December 31, 1998. PILIC contemplates that its RBC will drop further effective January 1, 1999 with the reduction of the RBC component that relates to PILIC's sold group medical and life business. Excluding the impact of the transaction with CRLC, PILIC's capital and surplus is anticipated to be below Mandatory Action Level RBC, meaning that PILIC would be subject to regulatory rehabilitation or liquidation. The Company believes that PILIC's adjusted capital and surplus will exceed regulatory action level RBC upon completion of the transactions with CRLC described in Note H.

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

                               Page 20 of 25 Pages

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

         HealthAxis has obtained $8,150 in funding as of September 30, 1998 consisting of a $750 fee payment from HPS in March 1998 to be the exclusive administrator of this business, a $5 million private placement of HealthAxis, Inc. convertible debt during the second quarter of 1998 which was converted into HealthAxis common during the third quarter and a $2.4 million issuance of convertible cumulative preferred stock to PILIC in the third quarter. The Company and HealthAxis received $5.75 million as a result of the issuance of PAMCO common stock to a group led by Lynx Private Equity Partners I, LLC and HealthAxis convertible cumulative preferred stock purchased by AOL November 16, 1998.

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

                               Page 21 of 25 Pages

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

Year 2000 compliance

         Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company utilizes various computer software programs, operating systems and vendors whose software programs and communication links ("Computer Systems") are used in the Company's insurance and HealthAxis e-commerce businesses. For the Company's insurance business these Computer Systems include health insurance administration provided by HPS, life insurance administration, health claims discount repricing provided by First Health Group along with financial accounting and actuarial systems. For HealthAxis, these Computer Systems include the www.healthaxis.com web site, links to AOL along with the AOL online network, HPS, First Health Group, along with HealthAxis' data warehouse. In 1999, the Company expects to have links to CNET, Lycos, Snap.com as well as various insurance companies who will offer their products through the HealthAxis web site ("Carrier Partners"). To the extent that the Company's Computer Systems contain source codes that are unable to appropriately interpret the Year 2000 then some level of modification, or even replacement of such applications may be necessary. The result of these Year 2000 issues may, if not corrected, have a significant negative impact on Company's business.

         The Company has begun an assessment of the Company's Year 2000 readiness and has identified applications owned by the Company, which are not Year 2000 compliant. Furthermore, the Company believes that the Computer Systems of many of its vendors or Carrier Partners that provide critical services to the Company are not currently Year 2000 compliant.

         To date, the Company has experienced very few Year 2000 problems with those problems centering on life administration processing. The cost of programming changes to date is less than $20,000. The Company is in the process of evaluating alternatives to its life administration Year 2000 issues including the modification of the life administration system at a cost yet to be estimated or the effective replacement of the system via outsourcing of the life system at an estimated incremental annual cost of approximately $300,000 per year and a one time conversion cost of approximately $300,000. The Company anticipates selecting a Year 2000 plan to address its life administration Year 2000 issues by the end of the first quarter of 1999. To date, the Company has replaced its general ledger and accounts payable accounting systems, which were not Year 2000 compliant, in January 1998 at a cost of approximately $180,000.

                               Page 22 of 25 Pages

         The Company intends to conduct an analysis to determine whether its vendors, Carrier Partners and other business partners (in so far as they are material to the Company's business) have any Year 2000 issues. As part of this process, the Company intends to request its vendors provide them with information regarding their progress in identifying and addressing their Year 2000 problems. Based on information reported in quarterly SEC filings, AOL and HPS anticipate being Year 2000 compliant no later than December 31, 1999 and June 30, 1999, respectively.

         To date the Company has eliminated its health administration system via the Company's outsourcing of its health administration and claims processing to HPS effective February 1998 and assigned responsibility of the oversight of HPS's health administration and claims processing along with the Company's former health agent and underwriting Computer Systems to Central Reserve Life Insurance Company effective December 31, 1998.

         In the event that the Computer Systems of the Company or any of the Company's vendors Carrier Partners or other business partners fail or exhibit significant problems as a result of Year 2000 processing the Company's service to its customers could be disrupted for a significant amount of time and result in significant lost income to the Company.

         There are risks associated with the Company's Year 2000 exposure relating to some external vendors with whom the Company depends on material sales and service processing. Because the Company does not control these vendors or their resources, the Company can provide no assurance that such vendors will complete their respective Year 2000 solutions in time for the Company to fully test system interfaces with them. Although the Company is coordinating its efforts with vendors to minimize this impact of Year 2000 issues, the Company is currently unable to predict the extent to which Year 2000 issues will affect its operations, or the extent to which it would be vulnerable to the failure of its vendors, Carrier Partners or other business partners to remediate any Year 2000 issues on a timely basis.

         The Company has begun the process of developing a contingency plan to address possible Year 2000 risks to its Computer Systems. There is no assurance that the Company will successfully implement its contingency plan or make all of its systems Year 2000 compliant. The Company does not currently have a contingency plan in place in the event any third party in which it engages in business is not Year 2000 compliant.

                               Page 23 of 25 Pages

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.
-------         ------------------

                Not applicable.

Item 2.         Change in Securities.
-------         ------------------

                Not applicable.

Item 3.         Defaults Upon Senior Securities.
-------         ------------------

                Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders.
-------         ----------------------------------------------------
                Not applicable.

Item 5.         Other Information.
-------         ------------------

                Not applicable.

Item 6.         Exhibits and Reports on Form 8-K.
-------         ---------------------------------


(a) Exhibit 10A: Binding Agreement between Provident American Corporation, Provident Indemnity Life Insurance Company and Central Reserve Life Insurance Company dated November 12, 1998.

(b) Reports on Form 8-K:

    No reports of Form 8-K were filed during the quarter ended September 30, 1998.

                               Page 24 of 25 Pages

                                                               Signature


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                     Provident American Corporation



                          By: /s/ Alvin H. Clemens
                          ------------------------------------------------------
                          Alvin H. Clemens, Chairman of the Board of Directors
                                 and Chief Executive Officer



                          By: /s/ Francis L. Gillan III
                          ------------------------------------------------------
                          Francis L. Gillan III, Chief Financial Officer
                                  And Treasurer






Date:  January 21, 1999

                               Page 25 of 25 Pages