Form 10-K
period 1998-12-31
PROVIDENT AMERICAN CORP
filed 1999-04-01
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Fiscal Year Ended December 31, 1998, OR

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

                                             Name of each exchange
                    Title of each class       on which registered
                           None                      None

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 25, 1999 as reported on the NASDAQ National Market System, was approximately $77,764,815. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 25, 1999, Registrant had 11,624,780 shares of Common Stock outstanding.


                     The Exhibit Index is located on Page 78

                         PROVIDENT AMERICAN CORPORATION

                                Table of Contents


                                                                          Page
  I.     Part I.                                                          ----


         Item 1.   Business                                               2-43
         Item 2.   Properties                                               44
         Item 3.   Legal Proceedings                                        44
         Item 4.   Submission of Matters to a Vote of Security Holders      44


  II. Part II.

         Item 5.   Market for Registrant's Common Equity
                       and Related Stockholder Matters                   45-49
         Item 6.   Selected Financial Data                                  50
         Item 7.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations     51-59
         Item 8.   Financial Statements and Supplementary Data              60
         Item 9.   Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                  61


  III. Part III.


         Item 10.  Directors and Executive Officers of the Registrant    62-64
         Item 11.  Executive Compensation                                65-71
         Item 12.  Security Ownership of Certain Beneficial
                       Owners and Management                             72-74
         Item 13.  Certain Relationships and Related Transactions        74-75


  IV. Part IV.

         Item 14.  Exhibits, Financial Statement Schedules

                       and Reports on Form 8-K                           76-77

  Exhibit Index                                                          79-89

                                     PART I


Item 1. Business


         Provident American Corporation ("PAMCO") is a Pennsylvania corporation organized in 1982 and regulated as an insurance holding company by the states in which its wholly owned insurance subsidiaries are licensed. The operations of PAMCO and its subsidiaries (the "Company") are principally those of its majority owned subsidiary HealthAxis.com, Inc. ("HealthAxis") and PAMCO's insurance operations. PAMCO's insurance operations are currently conducted through its wholly owned subsidiary, Provident Indemnity Life Insurance Company ("PILIC") and PILIC's subsidiaries which, during 1996 through 1998, were Provident American Life and Health Insurance Company ("PALHIC"), Montgomery Management Corporation ("MMC") and NIA Corporation ("NIA"). Hereinafter, PAMCO and all of its subsidiaries are collectively referred to as the Company and PILIC and all of its subsidiaries are referred to as the Company's Insurance Operations. During 1998, the Company sold 80% of MMC's outstanding common stock and on December 31, 1998 sold 100% of the outstanding common stock of PALHIC and NIA.


Revised Strategy and Recent Developments


                  The Company markets and underwrites medical insurance and life insurance and derived a majority of its revenue from group association major medical products sold to individuals. A smaller proportion of revenue is derived from traditional life (whole life and limited pay) products. During 1998 the Company revised its business strategy to focus predominately on HealthAxis, the Company's E-Commerce Insurance Marketing subsidiary along with a more focused strategy for PILIC. The following are the financial highlights for the Company:


                                    (Dollars in thousands)
                          1998              1997             1996
                          ----              ----             ----
Gross premiums          $ 119,533        $  97,267        $  68,503
Total revenue           $  77,499        $  62,030        $  74,147
Net income (loss)       $ (12,156)       $ (18,425)       $  16,120
Total assets            $ 116,689        $  98,365        $  93,054

         Total revenue for each year was net of premium ceded to reinsurers. Gross premium growth was the result of sales of the Company's primary managed care products, The Provident Solution and HealthQuest. The net loss in 1998 and 1997 was attributable primarily to higher group medical policy benefits. The net loss in 1998 was also impacted by $4.9 million of expenses related to HealthAxis while 1997's net loss was also impacted by the write off of certain deferred acquisition costs related principally to its group health business, impairment of certain assets, principally goodwill, and transition costs associated with the transfer of insurance servicing operations to Health Plan Services ("HPS"). Total revenues and net income in 1996 included a litigation settlement of $22.4 million.

         In early 1998 the Company determined that the Internet provided the opportunity to sell medical insurance directly to the consumer thereby reaching individuals under-served by insurance agents at a cost potentially lower than the Company's current traditional agency marketing channel. During 1998, the Company entered into various agreements in order to sell and service insurance business via the Internet. Accordingly a new subsidiary, HealthAxis.com, Inc. was formed in March 1998 to conduct this new venture. HealthAxis is not licensed as an insurance company but rather an Internet-based distributor of health insurance products. As of February 1, 1998 (as amended November 13, 1998) the Company entered into an Amended and Restated Interactive Marketing Agreement (the "AOL Agreement") with America Online, Inc. ("AOL"). HealthAxis became AOL's exclusive third-party direct marketer for specified insurance products along with vision, dental, prescription, critical care insurance and long-term care insurance coverage for individuals and groups of less than fifty individuals in the United States. HealthAxis is advertising these products to AOL subscribers on AOL's online network under the HealthAxis.com brand name. HealthAxis markets medical insurance products underwritten by PALHIC and plans to market medical and related insurance products underwritten by other companies.

         Additionally, in June 1998, HealthAxis entered into promotional agreements with CNet, Inc. ("CNet") and Lycos, Inc. ("Lycos") whereby CNet and Lycos will exclusively promote HealthAxis health insurance and other related products on CNet's and Lycos' web sites. During the first quarter of 1999, advertising began on a limited basis on the Lycos network of web sites.

         In light of the continued losses experienced in the Company's group medical products and the need to devote capital and focus to HealthAxis, the Company entered into various agreements to sell a portion or all of PILIC's subsidiaries MMC, PALHIC and NIA and additionally ceded 100% of its group medical and life business during 1998.

         In February 1998, the Company sold for $4 million, 49% of Montgomery Management Corporation ("MMC") Common Stock along with a warrant to purchase an additional 31% of MMC's Common Stock for a nominal amount, which warrant was exercised in the fourth quarter of 1998. The Company recognized a pre-tax gain of approximately $4 million on the sale and, accordingly, accounts for its remaining 20% interest in MMC on the equity basis. PILIC, continues to assume via reinsurance approximately 30% of the premiums, benefits and expenses of the stop-loss business administered by MMC and receives 20% of MMC's net income in the form of dividends.

         On December 31, 1998 the Company executed a series of transactions whereby PALHIC reinsured 100% of its insurance inforce to PILIC, which, in turn, reinsured, all of the Company's group medical and group life business to the Reassurance Company of Hannover ("RCH") via a 100% co-insuance agreement,. In addition, PILIC sold PALHIC and NIA to CRLC for $5.6 million which approximates PALHIC's capital and surplus. The Company also transferred all rights and control regarding the Company's agents and entered into non-compete and non-solicitation agreements regarding the Company's agents with respect to the future sale of health insurance products by agents for a 3-year period ending December 31, 2001. The Company received regulatory approval for all of these transactions for statutory reporting purposes. The Company's expectation is that these transactions should provide PILIC the necessary statutory basis capital to pursue its more focused strategy, see "Revised Strategy for Insurance Operations".

         The $10 million ceding commission paid by CRLC to PILIC consisted of a $5 million non-refundable payment plus a $5 million contingent payment, whereby PAMCO guaranteed that CRLC will earn at least $10 million in future profits from the purchased inforce business, plus 12% interest on $10 million and other amounts due (the "guaranteed amount"). If at the end of 5 years CRLC fails to earn the guaranteed amount, PAMCO must repay CRLC the lesser of the guaranteed amount less CRLC's actual profits on the inforce business, or $5 million plus 12% interest on $5 million and other amounts due. As security for PAMCO's guarantee, PAMCO executed a Guarantee Agreement and Stock Pledge Agreement in favor of RCH and CRLC which allows CRLC and RCH to take ownership of PILIC if PAMCO defaults on its guarantee to CRLC. The Guarantee Agreement and Stock Pledge Agreement prevent PAMCO from selling or otherwise disposing of PILIC's stock. Furthermore these agreements prevent PAMCO from paying dividends, incurring debt, making loans and from selling substantially all of PILIC's assets without CRLC and RCH's approval. These agreements do not directly involve HealthAxis. If CRLC's future profits exceed the guaranteed amount PILIC would be entitled to receive additional payments from CRLC equal to the lesser of CRLC's future profits less the guaranteed amount, or 2/3 of the policy fees collected during 1999 and 1/3 of the policy fees collected during 2000. The $10 million ceding commission has been recognized as ceding commission revenue by PILIC, and PAMCO has recognized $5 million ceding commission liability.

Special Considerations and Risk Factors

         All statements and information herein, other than statements of historical fact, are forward looking statements that are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Many phases of the Company's operations are subject to influences outside its control. Any one, or any combination of factors could have a material adverse effect on the Company's results of operations. These factors include: changes in governmental regulation, claims experience and reserve adequacy, rating changes, competitive pressures, economic conditions, changes in consumer spending, interest rate fluctuations, and other conditions affecting capital markets. The following factors should be carefully considered, in addition to other information contained in this document. This document contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933 as amended ("Act") and section 21E of the Securities Exchange Act of 1934, as amended. The Statements include among other things, statements regarding trends, strategies, plans, beliefs, intentions, expectations, goals and opportunities. Also they include uncertainty of future operating results, new business challenges, risks associated with brand development, competition, funding; need for additional capital, management of potential growth; new management team, dependence on key personnel, dependence on the Internet, dependence on strategic alliances with Internet partners, liability for information transmitted through the Internet, uncertain acceptance of the Internet as a medium for health insurance sales and risk capacity constrains; reliance on internally developed systems; system development and other risks, dependence on third party technology, rapid technological change, risk of system failure; A.M. Best's insurance ratings, dependence on key suppliers of insurance products, dependence upon third party claims administration services, changes in the insurance industry, insurance industry factors, health care reform legislation, government regulation and legal uncertainties, potential conflicts of interest, intercompany agreements not subject to arm's length negotiations, risk associated with the Year 2000, absence of dividends, statements regarding change in strategic focus, greater control of costs, conversion and expansion of administrative infrastructure and varying significance of particular states within which the Company can write insurance; beliefs regarding attractiveness of products; enhancements to claims system; increased processing capacity; investments in computer hardware and funding of capital expenditures; sufficient liquidity to fund growth fulfill statutory requirements and meet all cash requirements, funding surrenders, benefit payments and loan payments. Actual events, developments and results could differ materially from those anticipated or projected in the forward looking statements as a result of uncertainties set forth below and elsewhere in this document. Any investment in the Company's securities involves a high degree of risk.

         The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating an investment in the Company.

         Historical and Anticipated Losses; Uncertainty of Future Results: The Company has incurred losses in its Insurance Operations related primarily to its group medical products and in HealthAxis to develop and enhance its technology, to create, introduce and enhance its web site, to establish marketing, insurance carrier and claims administration relationships. As a result, the Company has incurred significant losses and expects to continue to incur losses on a quarterly and annual basis at least through fiscal 2000. The Company currently intends to increase substantially HealthAxis operating expenses as a result of strategic alliances, to fund increased sales and marketing, to enhance its existing web site and to fund increased salaries and other costs. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of insurance products over the Internet to achieve or maintain profitability on a quarterly or annual basis in the future. The Company expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its Internet-based health insurance business.


         Control of the Company: Alvin H. Clemens, Chairman and Chief Executive Officer of the Company ("Mr. Clemens"), acquired control of the Company in October 1989. Mr. Clemens is the largest shareholder of the Company. As of March 16, 1999, Mr. Clemens owned, either directly or beneficially, 2,006,068 shares, or 19.8% of the Company's Common Stock, and 1,100,000 shares, or 99.4%, of the Company's Preferred Stock which includes the right to acquire 364,176 shares of common and 550,000 preferred pursuant to the exercise of stock options. As of March 16, 1999, Mr. Clemens controlled 30.5% of the Company's outstanding voting rights and, if he were to exercise all of his outstanding options, he would control 40.0% of the Company's voting rights. In addition, pursuant to terms of an agreement to grant options dated March 10, 1997, Mr. Clemens has the right to be granted an option to acquire 55% of the common stock of the Company, subject to the conditions set forth therein. Accordingly, Mr. Clemens could greatly influence the outcome of any matter requiring shareholder approval, even if such matters were deemed by the shareholders, other than Mr. Clemens, to be in their best interests.

         New Business Challenges: As a result of the various insurance related transactions described in the preceding sections, HealthAxis, the Company's Internet-based distributor of health insurance products, has become a major operating unit of the Company which began selling a limited line of health insurance products over the Internet in December 1998. Accordingly, the Company has a very limited operating history in the Internet health insurance sales business upon which an evaluation of HealthAxis and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. To address these risks, the Company must, among other things, develop and expand its customer base, respond to competitive developments, continue to attract, retain and motivate qualified employees, maintain its current relationships with Internet service providers, continue to upgrade its technologies and, finally, attract significant sources of capital to fund its start-up activities. There can be no assurance that the Company will be successful in addressing such risks. If the Company is not successful in developing and expanding its Internet-based health insurance sales business, the Company's ability to achieve profitability will be materially adversely affected.

         Risks Associated with Brand Development: The Company believes that HealthAxis' ability to create and continue to strengthen its brand identity is critical to achieving widespread acceptance of HealthAxis, particularly in light of the competitive nature of the Company's business. Promoting and positioning its brand identity will depend largely on the success of the Company's marketing efforts and the ability of the Company to provide high quality insurance products and services. In order to promote its brand identity, the Company will need to increase its marketing efforts and budget and otherwise increase its financial commitment to creating and maintaining brand loyalty among Internet users. There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brand identity. Further, there can be no assurance that any new Internet users attracted to HealthAxis will conduct transactions with HealthAxis on an ongoing basis. If the Company fails to promote and maintain its brand identity or incurs substantial expenses in an attempt to promote and maintain its brand identity or if the Company's existing or future strategic relationships fail to promote the Company's brand identity and increase brand awareness, the Company's financial position and projected results of operations would be materially adversely affected.

         Competition: Since the Internet's commercialization in the early 1990's, the number of web sites on the Internet competing for consumers' attention and spending has proliferated. Although the Company believes that it is the first transaction-enabled, Internet-based direct distributor of health insurance , there are limited barriers to entry and the Company expects that various others may attempt to establish similar web sites. In addition, in the area of health insurance sales, the Company will compete with large insurance and financial service companies with established insurance agent networks as well as the independent insurance agents and brokers. Substantially all of the HealthAxis' potential competitors have longer operating histories, significantly greater financial, marketing and other resources, greater name recognition and significantly larger existing customer bases than the Company. These competitors may be able to respond more quickly to changes in customer preferences and to devote greater resources to the development, promotion and sale of their products or claims processing services than the Company. There can be no assurance that the Company will be able to compete successfully with these competitors. The Company's success will depend heavily upon its ability to provide health insurance products at prices below those currently being provided by traditional sources, along with expedited claims processing and access to claims information via the Internet. Other factors that will affect the Company's success include the Company's continued ability to attract experienced technical, marketing, sales and management talent. The Company believes that the principal competitive factors in the online health insurance market will be price, name recognition, product selection, Internet access to claims information, ease of use, site content, quality of claims processing services and technical experience. HealthAxis' failure to compete successfully in the health insurance business would have a material adverse effect on the Company's business, results of operations and financial condition.


         Funding; Need for Additional Capital: The Company's funding needs for fiscal 1999 are estimated to be approximately $15.0 million for HealthAxis. In fiscal 1999, HealthAxis' obligations to AOL, Lycos and CNet approximate $3.8 million. In order to implement its business plan in 1999, in addition to payments to AOL, Lycos and CNet, HealthAxis anticipates incurring expenses of approximately $4.0 million to advertise HealthAxis' offline, $1.0 million for upgrades of its web site and $4.6 million for salary and other operating expenses.

         The Company's capital needs for HealthAxis during fiscal 1998 were funded through the sale of a $5.0 million convertible note to HPS, $750,000 received from HPS in payment for the exclusive rights to administer the insurance claims process for PALHIC products sold through HealthAxis, $3.0 million from the sale of additional shares of HealthAxis Common Stock to PAMCO, the sale of $2.4 million of Series A Preferred Stock to PILIC and $2.75 million from the sale of shares of Series B Preferred Stock to AOL.

         HealthAxis expects to use a portion of the net proceeds of any private or public offering to make payments to AOL, Lycos and CNet. HealthAxis expects to utilize the remaining proceeds for working capital and other general corporate purposes, including marketing expenses, web site enhancements and salary and other operating expenses. Such net proceeds, together with cash generated by operations, which are expected to be minimal, are unlikely to be sufficient to fund future operating losses and the Company expects that it will be required to raise additional funds to sustain and expand its sales, marketing and development activities, particularly if a well-financed competitor emerges or if technological enhancements are necessary in order for HealthAxis to remain competitive. Future funding commitments beyond 1999 will be approximately $48.9. (The renewal terms are optional for AOL and CNet. The Lycos renewal term is based upon policies sold). Although, the Company believes that the $14.0 million net proceeds will be sufficient to fund HealthAxis' operations through December 31, 1999, no assurances can be given that such funding will be sufficient. As a result of these funding needs, the Company will need to seek additional debt and/or equity financing. Adequate funds for these and other purposes on terms acceptable to the Company, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing HealthAxis shareholders, including PAMCO. The inability to obtain sufficient funds from operations and external sources would have a material adverse effect on the Company.

         Management of Potential Growth; New Management Team: HealthAxis believes that it may experience a period of expansion and anticipates that future expansion will be required to address potential growth in its customer base and market opportunities. To the extent HealthAxis experiences a period of rapid and significant growth, including a substantial increase in the number of applications received, such growth may place significant demands on HealthAxis' management, operations, systems and financial resources. To the extent that HealthAxis grows rapidly, the Company will be faced with risks, including risks associated with the assimilation of new personnel and products, and increasing the capacity of its web site. From inception to December 1998, HealthAxis expanded from one to 26 full time employees. HealthAxis expects to add additional key personnel in the future. To manage the expected growth of its operations and personnel, HealthAxis will be required to improve existing and implement new transaction processing, operational and financial systems, procedures and controls, and to expand, train and manage its growing employee base. HealthAxis also will be required to expand its finance, administrative and operations staff. Further, HealthAxis may be required to enter into relationships with various strategic partners, web sites and other online service providers and other third-parties necessary to support HealthAxis' business. There can be no assurance that HealthAxis' current and planned personnel, systems, procedures and controls will be adequate to support HealthAxis' future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that HealthAxis' management will be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. HealthAxis' ability to compete effectively will depend, in part, upon its ability to overcome these growth related risks and to revise, improve and effectively use its operational, management, marketing and technical systems. Furthermore, there can be no assurance that HealthAxis will be able to effectively manage such growth. Any failure of HealthAxis to effectively manage its growth and to respond to changes in its business would have a material adverse effect on HealthAxis' and the Company's business, results of operations and financial condition.

         Dependence on Key Personnel: HealthAxis' performance will be substantially dependent on the continued services and on the performance of its senior management and other key personnel, all of whom are employed on an at-will basis. HealthAxis is negotiating employment agreements for several key senior management personnel. HealthAxis' performance also will depend on HealthAxis' ability to retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on HealthAxis. As of December 31, 1998, HealthAxis did not have employment agreements with any of its key personnel and maintains no "key person" life insurance policies on such individuals. HealthAxis' future success also will depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, financial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that HealthAxis will be able to successfully attract, integrate or retain sufficiently qualified personnel, including software developers and other technical experts. The failure to attract and retain the necessary personnel could have a material adverse effect on HealthAxis and the Company.

         Dependence on Strategic Alliances with Internet Partners: HealthAxis relies on its strategic alliances with AOL, Lycos and CNet to attract customers to its web site and to promote sales of insurance products over the Internet. HealthAxis' ability to generate sufficient revenues from insurance sales over the Internet to fund its operations generally depends on increased traffic and purchases that HealthAxis expects to generate partially through these strategic alliances with Internet content and service providers. Pursuant to its agreement with AOL, HealthAxis has the exclusive rights, subject to certain exceptions, to offer certain health insurance products to AOL subscribers. In November 1998, HealthAxis renegotiated its agreements with AOL, CNet and Lycos in order to obtain additional time needed to develop and test its web site and to secure additional funds necessary to enable HealthAxis to make payments that were coming due and/or past due under these agreements. AOL, CNet and Lycos each agreed to extend the launch date for HealthAxis' web site and the due dates for HealthAxis' payment of fees. The inability of HealthAxis to enter into new, and to maintain any one or more of its existing, strategic alliances with AOL and others could have a material adverse effect on HealthAxis' and the Company's business, results of operations and financial condition.

         Liability for Information Transmitted through the Internet: A significant barrier to online insurance sales and communications is the secure transmission of confidential information over public networks. Computer viruses, break-ins or other security breaches could lead to misappropriation of personal or proprietary information and interruptions, delays or cessation in service to HealthAxis' customers. Although HealthAxis relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers and claims information, there can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by HealthAxis to protect application information and policyholder claims data. If any such compromise of HealthAxis' security were to occur, it could have a material adverse effect on HealthAxis. A party who is able to circumvent HealthAxis' security measures could misappropriate proprietary information or cause interruptions in HealthAxis' operations or cessation of service to HealthAxis' policyholders and applicants. In addition, such a party could also cause HealthAxis to download to third parties personal medical information, viruses or other objectionable materials. HealthAxis may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches or viruses. Consumer concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions such as health insurance sales and claims processing, where consumers are required to send credit card and highly personal health information over the Internet. To the extent that activities of HealthAxis and HPS involve the storage and transmission of proprietary information, such as medical and claims information, security breaches could damage HealthAxis' reputation and expose HealthAxis to a risk of loss or litigation and possible liability. There can be no assurance that HealthAxis' security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on HealthAxis. Although HealthAxis carries general liability insurance, HealthAxis' insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify HealthAxis for all liability that may be imposed. HealthAxis does not intend to secure errors and omissions insurance to enhance its existing coverage. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could have a material adverse effect on HealthAxis' and the Company's business, results of operations and financial condition.

         Uncertain Acceptance of the Internet as a Medium for Health Insurance
Sales: HealthAxis initiated a "soft launch" of the fully functional version of its web site in December 1998 which included a limited number of impressions from AOL. HealthAxis expects to increase marketing efforts and drive higher volumes of transactions through its web site during the second quarter of 1999. As a result, HealthAxis has limited experience in the on-line insurance sales business. Use of the Internet by consumers to purchase health insurance products is a relatively new development, and market acceptance of the Internet as a medium for insurance sales is subject to a high level of uncertainty. HealthAxis' future success will depend on its ability to significantly increase revenues, which will require the development and widespread acceptance of the Internet as a medium for insurance sales. There can be no assurance that consumers who are willing to purchase relatively simple, low cost and low risk items such as compact discs, flowers, books and groceries over the Internet will be willing to purchase complicated and higher cost items such as health and related insurance policies in such manner or may prefer to discuss insurance decisions with an insurance agent as opposed to Internet purchases with no agent involvement. Finally, consumers may be unwilling to divulge highly personal medical information through the Internet. There can be no assurance that HealthAxis' products, application process, pricing and Internet-based claims processing will be attractive to a sufficient number of users to generate significant revenues. There can also be no assurance that HealthAxis will be able to anticipate, monitor and successfully respond to rapidly changing technology and consumer preferences so as to continually attract and retain a sufficient number of customers. If HealthAxis is unable to develop and implement competitively priced products that allow it to attract, retain and expand its customer base, it and the Company could be materially adversely affected.

         In addition, HealthAxis will be primarily reliant upon the Internet as a means of marketing and selling its insurance policies. The Internet in general as well as online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and the HealthAxis services in particular. Accordingly, any adverse change or a failure in the character of the Internet will have a corresponding adverse effect on HealthAxis' sales and the Company's financial condition.

         Risk of Capacity Constraints; Reliance on Internally Developed Systems; System Development and Other Risks: A key element of HealthAxis' strategy is to generate a high volume of traffic on, and use of, its web site to generate insurance sales. Accordingly, the satisfactory performance, reliability and availability of HealthAxis' web site, transaction processing systems and network infrastructure is critical to HealthAxis' reputation and its ability to attract and retain customers and maintain adequate policyholder service levels. HealthAxis' revenues depend on the number of customers who purchase insurance products from its web site and the volume of renewals received. In addition, from time to time, HealthAxis and its key suppliers may experience capacity constraints and failures of their information systems which could result in decreased levels of service delivery or interruptions in service. While HealthAxis continually will review and seek to upgrade its technical infrastructure and provide for certain system redundancies and backup power to limit the likelihood of systems overload or failure, any damage, failure or delay that causes interruptions in HealthAxis' operations could have a material adverse effect on HealthAxis. Any system interruptions that result in the unavailability of HealthAxis' web site, reduced applications processing or the unavailability of claims information would reduce the volume of policies sold or claims processed and the attractiveness of HealthAxis' insurance products.

         HealthAxis believes that as part of doing business on the Internet, it will, from time to time, experience periodic system interruptions. Any unexpectedly high volume of traffic on the HealthAxis site or in the number of applications placed by customers may require HealthAxis to expand and upgrade further its technology, transaction processing systems and network infrastructure. There can be no assurance that HealthAxis will be able to accurately project the rate or timing of increases, if any, in the use of its web site. Further, there can be no assurance that HealthAxis will be able to expand and upgrade its systems and infrastructure to accommodate such increases in a timely manner. Moreover, HealthAxis is entirely dependent upon the ability of third parties to increase the capacity of its back end systems and a failure by such third parties would have a material adverse impact upon HealthAxis' operations.

         The source code and design of HealthAxis' software will be protected by HealthAxis through applicable trade secret law and, it is intended, through the use of confidentiality agreements with its employees. Policing the unauthorized use of HealthAxis' software and other proprietary materials is difficult and HealthAxis believes that the unregulated open access provided to third parties via the Internet creates a substantial risk that HealthAxis' technology may be duplicated.

         Dependence on Third Party Technology: The Company relies upon a variety of technology that it licenses from third parties, including its data base and Internet server software, which is used in the HealthAxis' web site to perform key functions. There can be no assurance that these third party technology licenses will continue to be available to HealthAxis on commercially reasonable terms. The loss of or inability of HealthAxis to maintain or obtain upgrades to any of these technology licenses could result in delays in completing its proprietary software enhancements and new development until equivalent technology could be identified, licensed or developed, and integrated. Any such delays would materially affect HealthAxis and the Company. In this regard it is noted that certain disputes have arisen between the Company, HealthAxis and HPS. See "Back End Processing Technology" and "Insurance Operations - Claims."


         Rapid Technological Change; Risk of System Failure: The Internet is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the HealthAxis' existing web site, technology and systems obsolete. To remain competitive as other providers enter the Internet insurance market, HealthAxis must continue to enhance and improve the responsiveness, functionality and features of the HealthAxis web site. HealthAxis' success will depend, in part, on its ability to add and delete additional carriers or products, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. There can be no assurance that HealthAxis will successfully use new technologies effectively or adapt HealthAxis' web site, technology and systems to customer requirements or emerging industry standards. If HealthAxis is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements it would be materially adversely affected.


         In addition, HealthAxis' operations are dependent on its ability and the ability of its key business partners to maintain their computer and telecommunications equipment in effective working order and to protect their systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, the growth of HealthAxis' customer base may strain or exceed the capacity of its or its key business partners' computer and telecommunications systems and lead to degradations in performance or systems failure. In addition, critical elements of HealthAxis' computer and telecommunications operations, (and those of its key business partners) including their processing operations, is located at single site facilities. In the event of a catastrophic loss at any of single site facilities of HealthAxis or its key business partners' sites, resulting in the destruction of HealthAxis' (or its key business partners') computer and telecommunications operations, HealthAxis would experience a significant interruption of its business until such time as a second site backup is established. Although HealthAxis maintains insurance and is in the process of developing a second backup site, such insurance may not be adequate to compensate HealthAxis for all property damage and business interruption losses that may occur.

         Dependence on Key Suppliers of Insurance Products: Although HealthAxis has entered into agreements with additional insurance companies to offer their products in the future, HealthAxis is currently dependent upon maintaining its existing relationship with PALHIC, which currently is HealthAxis' sole provider of insurance products. Concurrently, HealthAxis is continuing to attempt to establish new relationships with additional insurance providers in order to diminish its reliance upon any one carrier's products and to expand its product offerings. There can be no assurance that HealthAxis will be successful in establishing relationships with additional insurance providers on terms satisfactory to HealthAxis. PALHIC's inability to underwrite a sufficient number of policies, absent the development of relationships with additional insurance providers, could materially adversely affect HealthAxis. In addition, to the extent that PALHIC or the HealthAxis' other Carrier Partners, hereinafter defined are unable to underwrite an increasing number of policies for HealthAxis, such capacity constraint would have a material adverse effect on HealthAxis' and the Company's business, results of operations and financial condition.


         Dependence Upon Third Party Claims Administration Services: The Company does not have the ability to service claims for group medical and group life policies and, accordingly, will be dependent upon maintaining its existing relationship with HPS, a provider of health claims administration services, or establishing a new claims administration relationship with a comparable claims services company. There can be no assurance that the Company will maintain its relationship with HPS (the current term of which expires in October 1999 for HealthAxis and for the Company's Insurance Operations on December 31, 2002). The termination of such relationship would, absent establishing a substitute relationship with another claims servicer, or HPS' inability to timely and efficiently process an increasing number of claims will have a material adverse effect on the Company. In addition, the failure of HPS or another third party claims administration company to adequately, efficiently and timely service claims related to policies sold by HealthAxis or the Company's Insurance Operations could have an adverse effect on HealthAxis' future sales and renewals and PILIC's profitability.


         Changes in the Insurance Industry: The Company's success will depend in part upon HealthAxis ability to develop and provide new products that meet customers' changing health insurance needs and changes in government requirements. During recent years, the health insurance industry has experienced substantial changes, primarily caused by healthcare legislation, originally at the state level, and more recently at the federal level and the introduction of managed care organizations. Additionally, over the past several years the rapid growth of Health Maintenance Organizations ("HMOs") and Preferred Provider Organizations ("PPOs") as well as the organization of healthcare providers in new ways such as Physician Hospital Organizations ("PHOs") has dramatically changed the sales of health insurance products. The Company's future success will depend, in part, on its ability to effectively enhance its current products and claims processing capabilities and to develop new products in the changing health care environment on a timely and cost-effective basis.

         Health Care Reform Legislation: In the past, there have been, and currently there are, a number of proposals introduced in the United States Congress and currently there are proposals pending in state legislatures to reform the current health care system. Many states have already enacted comprehensive health care reform legislation and a number of legislative and regulatory proposals are currently being considered at the state and federal level. Legislative proposals have included requirements with respect to mandated universal health insurance coverage, restrictions on preexisting condition limitations, community rating standards, guaranteed issue and renewal requirements and restrictions on premium increases. Several states have passed and many other states are considering legislation that includes voluntary health care purchasing alliances, differential limitations in rates for new and renewal business or for demographic groups, and underwriting practice restrictions. These reforms generally include the formation of voluntary purchasing alliances for small employers (typically with less than 50-100 employees) and require insurers to accept all qualified small employer groups as a condition of providing small group insurance, prohibit the imposition of preexisting condition limitations or medical condition terminations, and phase out experience-rating for small employer groups. Certain jurisdictions also have enacted so-called "any willing provider" laws which may decrease the demand for managed care plans. While the Company cannot predict whether any of the proposals currently being considered will be enacted or whether any new federal or state proposals will be considered, and thus cannot predict what specific effects health care reform may have on the Company's business, the Company may be adversely affected by changes to the health care system.

         Government Regulation and Legal Uncertainties: The insurance industry is one of the most highly regulated fields. As a result, the Company is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. Currently state laws regulate product marketing and advertising on the Internet. Although the Company believes it is in compliance with such laws, no assurance can be given that compliance with future rules and regulations will not have a materially adverse effect on the Company. The insurance products offered by the HealthAxis must be approved by HealthAxis' Carrier Partners in the various states in which such products are offered. The Carrier Partners are also subject to extensive supervision and regulation at the state level. The Company could be adversely affected if HealthAxis' Carrier Partners are unable to obtain approval for the products which HealthAxis plans to offer on its web site or are otherwise adversely affected by actions taken by state regulatory authorities against any Carrier Partner.

         A. M. Best's Insurance Ratings: The ratings assigned by A.M. Best Company Inc. ("Best") are an important factor influencing the competitive position of insurance companies. Best's ratings are based on an analysis of the financial condition and operating performance of the companies rated. Best's classifications are A++/A+ (superior), A/A- (excellent), B++/B+ (very good), B/B- (adequate), C++/C+ (fair), C/C- (marginal), D (below minimum standards) and E (under state supervision). Best's ratings are based upon factors of concern to policyholders and insurance agents, and are not necessarily directed toward the interests of investors in the rated insurance company and/or its parent and therefore should not be relied upon as a basis for investment decisions. There can be no assurance that Best will reaffirm PILIC's ratings in the future.

         In 1997, PILIC and PALHIC Best's ratings were upgraded from a B- to a "B" (adequate) rating, reflecting the Company's improved capital and surplus position as a result of a litigation settlement resulting in a net gain of $19.0 million. This "B" (adequate) rating was reaffirmed in February, 1998. In 1999 the Company was notified by Best that PILIC's Best rating will be downgraded to a B- due to PILIC's reduced capital and surplus position as a result of operating losses on group medical products. The Company's goal is to strengthen the financial position of PILIC, including the reinsurance of its group medical business with RCH, which the Company believes will result in an improved rating over time; although there can be no assurance that PILIC will be successful in improving or maintaining its current rating.

         Dividends: Dividends paid by the Company over and above the financial assets of PAMCO are dependent on the ability of HealthAxis and PILIC to pay dividends to PAMCO. The terms of HealthAxis' Certificate of Designation for Series C Cumulative Convertible Preferred Stock restrict HealthAxis' ability to pay dividends to shareholders including PAMCO. PAMCO's Guarantee Agreement with RCH restricts PAMCO's ability to enter into new agreements and the payment of dividends. Under Pennsylvania law, PILIC is currently unable to pay dividends without the prior approval of the Pennsylvania Insurance Commissioner as a result of PILIC's statutory unassigned deficit of $20.1 million, which excludes common stock and additional paid-in capital amounts. The Company has not paid a cash dividend on its common stock since its inception in 1982 and intends on using capital and surplus to fund its growth and liquidity needs.

         Possible Adverse Impact of Inadequate Loss Reserves or Deferred Acquisition Costs: Policy claims and the related policy benefit expenses are based upon a variety of estimation methods which are continually revised, incorporating the Company's benefit experience. The Company's Insurance Operations has, in the past, underestimated its loss reserves with regard to these products The need for increased reserves could have a materially adverse affect on the Company's results of operations.

         The Company's Insurance Operations deferred policy acquisition costs as of December 31, 1998 and 1997 related to the Company's individual life business and were based on management's estimation that these costs will be recoverable against future profits on these products. Increased lapsation over current levels or unprofitability in these products could result in an increase in the amortization rate of deferred acquisition costs which could have a material adverse impact on the Company's financial condition.

         Reinsurance: The Company's Insurance Operations ceded approximately 47.5% of group medical benefits incurred during 1996 through 1998 via quota share agreements. The Company's medical quota share and excess reinsurance agreements with Swiss Re were terminated effective December 31, 1997. Swiss Re's obligation to assume its proportionate share of medical paid losses incurred prior to January 1, 1998 remains in effect. The Company is currently in negotiation with a group of reinsurers and has placement slips regarding a replacement Quota Share Agreement and Excess of Loss Agreement effective January 1, 1998 through December 31, 1998. The Company is negotiating specific terms regarding the risk attaching provisions for those policies inforce as of December 31, 1997 until such time that those policies were rate increased during 1998. While the Company believes that the Company will execute a final reinsurance agreement with its reinsurers there can be no assurance that the terms will not be unfavorable to the Company which would have a material adverse effect on the Company's results of operations and financial condition.

         Effective December 31, 1998 PILIC entered into a reinsurance agreement with the RCH whereby the Company guaranteed that RCH will earn at least $10 million in future profits from the ceded inforce business, plus 12% interest (the "Guaranteed Amount"). If RCH fails to earn the Guaranteed Amount within five years of the date of the closing of the CRLC transaction, PAMCO must repay RCH the lesser of the Guaranteed Amount less RCH's actual profits on the inforce business, or $5 million, plus 12% interest on $5 million. As of December 31, 1998 the Company has recorded a $5 million ceding commission liability related to PAMCO's guarantee and is accruing interest at the guaranteed rate over the five year term.

         As security for PAMCO's guarantee, PAMCO executed a security agreement in favor of RCH secured by a pledge of the stock of PILIC. This agreement provides that RCH may foreclose on the stock of PILIC if PAMCO defaults on its guarantee to RCH. PAMCO provides various affirmative covenants regarding corporate existence; compliance with laws; furnishing various notices to RCH; inspection and audit rights and insurance coverage. Additionally, PAMCO provides certain negative covenants with regard to selling, assigning, leasing or otherwise disposing of PAMCO or PILIC assets; entering into agreements materially and adversely effecting PAMCO's or PILIC's ability to carry on business; entering into an agreement materially and adversely effecting PAMCO or PILIC ability to perform obligations under the agreements with RCH and CRLC. There also exist various provisions regarding PAMCO or PILIC incurring or creating indebtedness or declaring dividends. There can be no assurance that RCH will earn future profits from the ceded inforce business or that the PAMCO will have sufficient funds in the future to satisfy PAMCO's guarantee to RCH.

         Year 2000 compliance: Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company utilizes various computer software programs, operating systems and vendors whose software programs and communication links ("Computer Systems") are used in the Company's insurance and HealthAxis e-commerce businesses. For the Company's insurance business these Computer Systems include health insurance administration provided by HPS, life insurance administration, health claims discount repricing provided by First Health Group Corporation of Downers Grove, Illinois ("FHG") along with financial accounting and actuarial systems. For HealthAxis, these Computer Systems include the www.healthaxis.com web site, links to AOL along with the AOL online network, HPS, FHG, along with HealthAxis' data warehouse. In 1999, the Company expects to have links to CNET, Lycos, and Snap.com, as well as various insurance companies who will offer their products through the HealthAxis web site ("Carrier Partners"). To the extent that the Company's Computer Systems contain source codes that are unable to appropriately interpret the Year 2000 then some level of modification, or even replacement of such applications may be necessary. The result of these Year 2000 issues may, if not resolved, have a significant negative impact on Company's business.

         The Company has begun an assessment of the Company's Year 2000 readiness and has identified applications owned by the Company, which are not Year 2000 compliant. Furthermore, the Company believes that the Computer Systems of many of its vendors or Carrier Partners that provide critical services to the Company are not currently Year 2000 compliant.


         To date, the Company has experienced very few Year 2000 problems, with those problems centering on life administration processing. The cost of programming changes as of December 31, 1998 has been less than $20,000. The Company is in the process of evaluating alternatives to its life administration Year 2000 issues including the modification of the life administration system at a cost yet to be estimated or the effective replacement of the system via outsourcing of the life system at an estimated incremental annual cost of approximately $300,000 per year and a one time conversion cost of approximately $300,000. The Company anticipates selecting a Year 2000 plan to address its life administration Year 2000 issues by the end of the second quarter of 1999. To date, the Company has replaced its general ledger and accounts payable accounting systems, which were not Year 2000 compliant, in January 1998 at a cost of approximately $180,000, which has been capitalized.

         The Company intends to conduct an analysis to determine whether its vendors, Carrier Partners and other business partners (in so far as they are material to the Company's business) have any Year 2000 issues. As part of this process, the Company intends to request its vendors provide the Company with information regarding their progress in identifying and addressing their Year 2000 problems. Based on information reported in quarterly SEC filings, AOL and HPS anticipate being Year 2000 compliant no later than December 31, 1999 and June 30, 1999, respectively.

         To date the Company has eliminated its health administration system via the Company's outsourcing of its health administration and claims processing to HPS effective February 1998 and assigned responsibility of the oversight of HPS's health administration and claims processing along with the Company's former health agent and underwriting Computer Systems to CRLC effective December 31, 1998.

         In the event that the Computer Systems of the Company or any of the Company's vendors Carrier Partners or other business partners fail or exhibit significant problems as a result of Year 2000 processing the Company's service to its customers could be disrupted for a significant amount of time and result in significant lost income to and possible liability for damages by the Company.

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

         The Company has not yet fully developed a comprehensive contingency plan addressing situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. Contingency plan development is in process and the Company expects to finalize its plan during the remainder of 1999. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000.

Description of the Business and Recent Significant Developments

         PAMCO is a Pennsylvania corporation organized in 1982 and regulated as an insurance holding company by the states in which its wholly owned insurance subsidiaries are licensed. The operations of PAMCO and its subsidiaries are principally those of its majority owned subsidiary HealthAxis.com, Inc. and its insurance operations. PAMCO's insurance operations are currently conducted through its wholly owned subsidiary, Provident Indemnity Life Insurance Company and PILIC's subsidiaries which, during 1996 through 1998, were Provident American Life and Health Insurance Company , Montgomery Management Corporation and NIA Corporation . During 1998, the Company sold 80% of MMC's outstanding common stock and on December 31, 1998 sold 100% of the outstanding common stock of PALHIC and NIA.

Revised Strategy and Recent Developments


         The Company markets and underwrites medical insurance and life insurance and derived a majority of its revenue from group association major medical products sold to individuals. A smaller proportion of revenue is derived from traditional life (whole life and limited pay) products. During 1998 the Company revised its business strategy to focus predominately on HealthAxis, the Company's E-Commerce subsidiary along with more focused strategy for PILIC. The following are financial highlights for the Company:


                                           (Dollars in thousands)
                                  1998              1997             1996
                                  ----              ----             ----

Gross premiums                  $ 119,533        $  97,267        $  68,503
Total revenue                   $  77,499        $  62,030        $  74,147
Net income (loss)               $ (12,156)       $ (18,425)       $  16,120
Total assets                    $ 116,689        $  98,365        $  93,054


         Total revenue for each year was net of premium ceded to reinsurers. Gross premium growth was the result of sales from The Provident Solution and HealthQuest managed care products. The net loss in 1998 and 1997 was attributable primarily to higher group medical policy benefits. The net loss in 1998 was also impacted by $4.9 million of expenses related to HealthAxis while 1997's net loss was also impacted by the write off of deferred acquisition costs, impairment of certain assets, and transition costs associated with HPS. Total revenues and net income in 1996 included a litigation settlement of $22.4 million.


         In early 1998 the Company determined that the Internet provided the opportunity to sell medical insurance direct to the consumer thereby reaching individuals under-served by insurance agents at a cost potentially lower than the Company's current traditional agency marketing channel. During 1998 the Company entered into various agreements in order to sell and service insurance business via the Internet. During 1998 the Company formed a new subsidiary, HealthAxis.com, Inc. to conduct this new venture. HealthAxis is not licensed as an insurance company but rather an Internet-based distributor of health insurance products. As of February 1, 1998 (as amended November 18, 1998) the Company entered into an Amended and Restated Interactive Marketing Agreement with AOL. HealthAxis is AOL's exclusive third-party direct marketer for health insurance products along with vision, dental, prescription, critical care insurance and long-term care insurance coverage for individuals and groups of less than fifty individuals in the United States. HealthAxis is advertising these products to AOL subscribers on AOL's online network under the HealthAxis.com brand name. HealthAxis markets medical insurance products underwritten by PALHIC and plans to market medical and related insurance products underwritten by other companies. In June 1998 HealthAxis entered into promotional agreements with CNet, Inc. and Lycos, Inc. whereby CNet and Lycos will exclusively promote HealthAxis' health insurance and other related products on CNet's and Lycos' web sites. HealthAxis' strategy is discussed later in greater detail. Advertising has begun in a limited fashion on the Lycos network of web sites.

         In light of the continued losses experienced in the Company's group medical products and the need to devote capital and focus to HealthAxis, the Company entered into various agreements to sell PILIC's subsidiaries MMC, PALHIC and NIA and cede 100% of the group medical and group life business during 1998.

         In February 1998 the Company sold for $4 million, 49% of Montgomery Management Corporation Common Stock along with a warrant to purchase an additional 31% of MMC's Common Stock for one dollar. During the fourth quarter of 1998 the buyer exercised the warrant to purchase the additional 31% of MMC's Common Stock for $8,000. The Company recognized an approximate $4 million pre-tax gain on the sale of MMC and no longer includes MMC in the Company's consolidated financial statements. PILIC continues to assume via reinsurance approximately 30% of the premiums, benefits and expenses of the stop-loss business administered by MMC and receives 20% of MMC's net income in the form of dividends.


         On December 31, 1998 PILIC reinsured 100% of its group medical and group life inforce business and sold the Company's group medical marketing, sales distribution rights and PALHIC to CRLC. The Company's expectation is that these transactions should provide PILIC the necessary statutory basis capital to pursue its more focused strategy discussed later in greater detail. See "Revised Strategy for Insurance Operations".


         On December 31, 1998 the Company executed a series of transactions whereby PALHIC reinsured 100% of its business to PILIC, which in turn reinsured via a 100% quota share reinsurance agreement all of the Company's group medical and group life business to RCH. In addition PILIC sold PALHIC and NIA to CRLC for $5.6 million which approximates PALHIC's capital and surplus. The Company also transferred all rights and control regarding the Company's agents and entered into non-compete and non-solicitation agreements regarding the Company's agents with respect to the future sale of health insurance products by agents for a 3-year period ending December 31, 2001. The Company received regulatory approval for these transactions for statutory purposes.

         The $10 million ceding commission paid from CRLC to PILIC consisted of a $5 million non-refundable payment plus a $5 million contingent payment, whereby PAMCO guarantees that CRLC will earn at least $10 million in future profits from the purchased inforce business, plus 12% interest on $10 million and other amounts due. If at the end of 5 years CRLC fails to earn the guaranteed amount, PAMCO must repay CRLC the lesser of the guaranteed amount less CRLC's actual profits on the inforce business, or $5 million plus 12% interest on $5 million and other amounts due. As security for PAMCO's guarantee, PAMCO executed a Guarantee Agreement and Stock Pledge Agreement in favor of RCH and CRLC which allows CRLC and RCH to take ownership of PILIC if PAMCO defaults on its guarantee to CRLC. The Guarantee Agreement and Stock Pledge Agreement prevent PAMCO from selling PILIC or entering into agreements that may cause it to sell PILIC in the future. Furthermore these agreements prevent PAMCO from paying dividends, incurring debt, making loans and from selling substantially all of PILIC's assets without CRLC and RCH's approval. The terms and restrictions contained in the agreements do not involve HealthAxis. If CRLC's future profits exceed the guaranteed amount PILIC would be entitled to receive an additional payment from CRLC equal to the lesser of CRLC's future profits less the guaranteed amount, or 2/3 of the policy fees collected during 1999 and 1/3 of the policy fees collected during 2000.


HealthAxis Strategy, Description of Business and Operations

         HealthAxis is in the electronic health insurance distribution business serving the health insurance needs of the individual and small group markets. HealthAxis also seeks to utilize its exclusive distribution agreements with AOL, Lycos and CNet, to create a distinct branded identity for its online health insurance "store." HealthAxis provides around-the-clock, online access to health insurance products. By selling directly to consumers via the Internet, HealthAxis is attempting to reduce the cost of product distribution by circumventing the traditional sales agent. The Company augments its online presence with telephone-based customer support from a toll-free service center ("Customer Call Center") where seven (7) days a week customer service representatives are available to answer questions pertaining to the product and provide technical assistance in navigating the web site and operating a web browser. After the sale, the HealthAxis Web site functions as the primary point of interaction between the policyholders and their policy information. Thus, customers purchasing insurance products through the HealthAxis web site are able to purchase directly from the distributor, share in substantial savings and have access to a variety of policyholder policy information. The Company believes that the services provided by HealthAxis represent a complete end-to-end personalized solution to an individual's health insurance needs.


         The Company believes that the health insurance industry is uniquely suited for online retailing. HealthAxis had no financial activity prior to 1998. HealthAxis' financial impact on the Company in 1998 was a net loss of $4,790, from inception (March 26, 1998) to December 31, 1998, and total assets of $14,969 as of December 31, 1998.

         The traditional insurance distribution system involves multiple tiers of sales agents, each adding incremental cost to the product, with the ultimate result being a health insurance product heavily burdened by significant distribution related costs. The Company believes the insurance agents' total cost typically represents approximately 20% of the premiums over the life of a health insurance product, the second largest component of the insurance carrier's cost structure. The Company believes this cost burden offers HealthAxis a substantial disintermediation opportunity, especially in the market place for individual and small group insurance. The Company estimates this market represents over $74 billion in aggregate annual premiums. HealthAxis expects to earn additional revenues through sales of ancillary products such as prescription, vision, dental, critical care, long-term care, long term disability and life insurance policies.


         The Company believes that a large portion of the uninsured population has elected to forego or remain unisured with health insurance coverage due to the cost of the product. The ability of the Company to reduce health insurance costs through re-structuring of the distribution process is expected to expand the marketplace for the Company's insurance products to include these presently uninsured individuals.


         HealthAxis utilizes a direct selling model to complete sales and process transactions electronically via the Internet.

         HealthAxis is not an insurance quoting service; rather HealthAxis enables the customer to complete the entire insurance purchase transaction in an online environment. The prospective purchaser is able to research products, receive price quotations, complete applications, request customer service and purchase a policy online.

         Since its inception, HealthAxis has incurred significant costs to develop and enhance its technology, to create its web site and to establish Internet marketing, insurance carrier, and claims administration relationships. HealthAxis began delivering preliminary online services in December 1998 when it initiated a "soft launch" of its web site. As part of the "soft launch", individual health insurance products of PALHIC, formerly a subsidiary of the Company, were offered for sale on the web site in 19 states.

         During 1998, HealthAxis entered into various strategic alliances with Internet companies such as AOL, Lycos and CNet, in order to establish channels for its sale of insurance policies via the Internet. HealthAxis also seeks to form and has formed alliances with insurance carriers committed to utilizing the Internet as a distribution channel for the sale of their insurance products. To date, HealthAxis has entered into distribution relationships with several insurance carriers, including CRLC, Fortis Insurance Company ("Fortis"), Security Life Insurance Company of America ("SLICOA"), Ameritas Life Insurance Corporation ("ALIC") and United Insurance Companies, Inc. ("UICI"). HealthAxis seeks to continue to expand its product portfolio in geographic scope and product offerings.

         HealthAxis will also manage the entire process of bringing Carrier Partners online. Through HealthAxis' strategic partner, HPS, HealthAxis will have the ability to offer new Carrier Partners claims processing services. In many cases, Carrier Partners may prefer to handle their own claims administration. In this event, the HealthAxis technology team will assist the Carrier Partner in writing the appropriate system interfaces. In either case, HealthAxis will provide a totally automated back-end solution for Internet-based insurance products. Accordingly, the Carrier Partner can focus primarily on underwriting the risk while HealthAxis will manage and assist in the resolution of many other technological issues. Namely, HealthAxis will assist in the process of writing proprietary software to interface between the Carrier Partner's legacy systems, and the HealthAxis web environment. It is intended that this software will provide a seamless connection whereby pertinent information downloaded and uploaded from each of the Carrier Partners will be accessible through the HealthAxis web site.



Competition

         Overview: HealthAxis competes with other insurance online providers and traditional, agent-based insurance distribution system participants. The online commerce market is new, rapidly evolving and intensely competitive. It is anticipated that online commerce competition will continue to intensify in the future. Barriers to entry are limited, and current and new competitors can launch web sites at a relatively low cost. Although HealthAxis believes it is the first direct transaction-enabled distributor of health insurance via the Internet capable of accepting online applications and online claims processing and information, it expects that others may attempt to provide similar services in the future, many of whom may have greater resources than HealthAxis.

         Online Insurance Competition: HealthAxis' principal online competitors provide information on various types of insurance providers, an agent referral and offer rates or price quotes via the Internet. These multi-category insurance providers do not presently focus on the health category and have business models, which are agent-referral driven. By contrast, HealthAxis provides a transaction-based model that intentionally avoids agent referrals in order to deliver its products to consumers at reduced costs.

         Traditional Competitors: HealthAxis competes with some of the largest financial services companies in the world as well as independent insurance agents and brokers. Most of HealthAxis' potential competitors, both online and traditional insurance companies selling insurance products over the Internet, have longer operating histories, significantly greater financial, marketing and other resources, greater name recognition and significantly larger customer bases than the Company. These competitors may be able to respond more quickly to changes in customer preferences and devote greater resources to the development, promotion and sales of their products and claims processing services than the Company. Most health insurance carriers of significance maintain their own web site; however, these sites exist chiefly to focus business to the traditional, agent-based system.

         The Company believes that the principal competitive factors in the online insurance market will be price and convenience as well as name recognition and reputation, product selection, Internet access to claims information, ease of use, site content, quality of claims processing services and technical experience. The Company also believes that it possesses a competitive advantage in the distribution and pricing areas of health insurance sales. Since large traditional insurance providers rely heavily on revenues generated from policy sales derived from their agent distribution network, the Company believes such insurers may be reluctant to sell their products directly to the consumer and risk disenfranchising their lucrative agent distribution systems. As a result, the Company believes that the large carriers are unlikely to enter the market as direct competitors in the online distribution of insurance products. An intermediary, like HealthAxis, represents a less controversial online distribution vehicle than does direct self-distribution by the large carriers, who also lack the selection planned by HealthAxis. See "Risk Factors - Competition."

Regulation

         Internet Related: Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet growth or expose the Company to significant liabilities associated with content available on its web sites. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty at this time. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, content, taxation, defamation and personal injury), will not expose the Company to significant liabilities, significantly slow Internet growth or otherwise cause a material adverse effect on the Company.

         Insurance Related: As a result of the business activities presently being conducted by the Company, the Company has organized HealthAxis Insurance Services, Inc., a Pennsylvania corporation, which has also organized subsidiary companies in four states (the "HealthAxis Agency"), the purpose of which is to cause the HealthAxis Agency to become licensed with state insurance departments to sell insurance and receive commissions from the sale of insurance. HealthAxis Agency has filed or is in the process of filing for licenses in all 50 states. As a licensed agency, HealthAxis Agency will be subject to the supervision regulation and examination by the insurance departments or commissions in the states in which HealthAxis Agency is licensed. The Company, either directly, or through wholly-owned subsidiaries doing business in certain states, is subject to the laws and regulations of such insurance departments or commissions which laws and regulations are primarily intended to benefit purchasers of insurance and generally grant supervisory agencies broad administrative powers, including the power to restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of licenses to sell insurance, limitations on engaging in business for specific periods, censures and fines. Advertisements in connection with insurance products sold through HealthAxis' web site are pre-approved by the state insurance departments and commissions by the applicable insurer sponsoring the particular product. See "Risk Factors - Insurance Industry Factors" and "Government Regulation and Legal Uncertainty."

HealthAxis Web Site and Operations

         General: The HealthAxis web site provides a fully transactional platform for the sale of health insurance over the Internet. The HealthAxis web site guides a consumer through every step in the health insurance purchase process from education and price quotation through enrollment and post sale service. The Company believes that no other insurance web site currently has the breadth of functionality - covering all pre- and post-sale activities.

         Quoting Process: The HealthAxis' price quotation service is offered through a user friendly quoting tool called "ClickQuoteTM". With the entry of minimal information, the customer is able to obtain an accurate price quote in as little as thirty seconds, depending on connection speeds. The quote is customizable by the change of the claims deductible, which the consumer can adjust using a single mouse click. If so inclined, the consumer can proceed directly from the ClickQuoteTM to an application to purchase the desired policy. Upon the addition of multiple carriers to the HealthAxis web site, customers will be prompted to select from among competing brands and/or plan types. Users can also use the ClickQuoteTM as a launch point from which to discover more information about the products available on HealthAxis.

         Enrollment Process: HealthAxis believes that it can significantly enhance the ease of enrollment, traditionally the most onerous task in the insurance purchasing process. HealthAxis believes it has created several features that will make the application process as simple to use as possible. First, HealthAxis' enrollment forms come with extensive, context-sensitive "help" modules to assist consumers in understanding the application questions. HealthAxis also provides a progress bar which allows consumers to monitor their progress through the application. HealthAxis believes this kind of tool helps manage expectations and reduces the application abandonment rate. Also, HealthAxis' unique `save application' feature allows consumers to "save" their work without losing the information already provided. Saved applications reside in a password protected personal space which only the specific user can access. Users are able to return to their saved applications at any time to finish their work and subsequently submit their enrollment information. Upon completion of the enrollment forms, a consumer simply clicks the "send" button to submit the application to HealthAxis. Certain Carrier Partners, at their own discretion, may charge application fees which will be assessed by way of electronic funds transfer, credit card or check.

         Customer Call Center: HealthAxis provides a toll free telephone Customer Call Center to aid customers in the purchase of health insurance via the HealthAxis web site. HealthAxis' Customer Service Representatives are on-site, seven days a week, at the Customer Call Center located at the Company's Norristown headquarters. Many of the Customer Service Representatives are licensed insurance agents and all are versed in the products sold on the web site. Customer Service Representatives answer questions pertaining to product information, corporate information, as well as technical assistance regarding the web site and operating a web browser. HealthAxis currently employs 16 Customer Service Representatives and intends to increase the number of Customer Service Representatives as web site traffic requires increases. The Customer Call Center will also have product specialists who will handle more detailed questions regarding the products offered. These product specialists will be expensed to the Carrier Partner whose product they represent.

         Underwriting Process: Applications submitted are electronically transmitted to HPS, the third party administrator currently used by HealthAxis for all PALHIC products, or to another third party processor designated by the Carrier Partner. Professional underwriters review submitted applications to determine if additional information is required. In the event additional information is required, an underwriter will contact the applicant and request further information. If medical records are required, the applicant can download an authorization form from the web site, sign it, and send it in to HPS or another administrator designated by the Carrier Partner. If the application is complete, the underwriting determination shall be made by HPS using the pre-established criteria agreed upon by HPS and the Carrier Partner. Carrier Partners will have the option of using their existing underwriting and processing operations or appointing HPS or another third-party administrator to handle the transaction. Management believes that HealthAxis' ability to sell and service policies is not impaired by a Carrier Partner's selection of an underwriter/administrator. Each Carrier Partner will be able to adhere to its own underwriting procedures and standards.

         Policy Issuance Process: Once a policy is underwritten, the new HealthAxis policyholder is mailed a plastic identification card with an accompanying welcome letter. The letter directs the policyholder to his or her HealthAxis personal space where HealthAxis has deposited an electronic copy of the policy certificate.

         Customer Inquiry Process: HealthAxis provides its customers with a robust, online customer service facility. Customers have access to their policy information, billing data, claims history and claims status reports. These records are viewable on www.healthaxis.com via the customer's personal space. All records are kept in a fully secure, online environment.

         HealthAxis believes that empowering customers with the ability to self-service administrative issues provides a cost savings to the delivery of the post-sale insurance services and improves customers' access to their own personal data. Under the traditional agent-based system, the customer would be required to call either the agent who sold the product or the underwriter's customer service center. HealthAxis' 24 hour a day, seven-day a week online access provides convenient and immediate access for HealthAxis customers relative to the availability of either underwriter call centers or insurance agents. Further, a customer can review his or her policy information in a private environment, without having to engage in conversation with either an underwriter's customer service representative or the local insurance agent.

         Policy Maintenance Process: HealthAxis provides customers with the ability to modify personal data such as address, phone numbers, billing preferences and other information. This tool further empowers the customer with the ability to manage his or her insurance relationship. Policy maintenance is another example of HealthAxis' ability to utilize the functionality of the Internet to lower the cost of selling and servicing health insurance.

         Billing Process: Customers can select from multiple payment methods including credit card or an automatic debit from their checking account. The traditional "direct bill" (personal check every month) will be available in the future. The web site is fully enabled to process both credit card and monthly debit transactions.

Sales and Marketing

         Insurance Product Offerings: HealthAxis' mission is to offer consumers a select list of affordable insurance products from trusted, reputable vendors which meet HealthAxis' value criteria. These specific product offerings will vary by state based on the availability of product supply, which is generally dictated by the state regulatory environment. The HealthAxis web site utilizes customer zip code information to determine which set of products to offer to a given customer. HealthAxis intends to offer a selection of products supplied by leading insurance carriers. HealthAxis currently offers products of PALHIC and has entered into Carrier Partners agreements with CRLC, Fortis, SLICOA, ALIC and UICI to offer their insurance products online in the future. HealthAxis is committed to offering its customers a choice of products in order to position HealthAxis as a "trusted advisor" rather than a salesperson for a particular product.


         Product Portfolio: Currently HealthAxis offers the individual health insurance underwritten by PALHIC through its web site. Following the addition of additional carrier partner products, HealthAxis' insurance product portfolio expects to include the following:


       Individual Health       Critical Care            College Student Health
       Small Group Health      Long Term Disability     Senior Health
       Prescription            Long Term Care           Senior Life
       Vision                  Life
       Dental                  Short Term Health

         As HealthAxis increases its product mix, HealthAxis will seek to take advantage of cross-selling opportunities for companion products. Although, these policies are relatively inexpensive, they are important additions to general health coverage. HealthAxis also intends to utilize its data warehouse to identify these customer cross-sale opportunities.

         General Marketing Strategy: HealthAxis' marketing strategy is designed to promote awareness of the HealthAxis name, increase customer traffic to the web site, encourage purchases of HealthAxis' insurance products over the Internet, build customer loyalty through efficient claims processing and the availability of access to claims related and other information over the Internet, and maximize annual renewals. Commencing in the second quarter of 1999, HealthAxis intends to employ a combination of online and off-line advertising and promotion campaigns to stimulate web site traffic and increase its brand name recognition. The marketing efforts will also educate consumers as to the opportunity offered by online insurance purchasing, promote HealthAxis' brand name, and reduce its reliance on any one source of consumer traffic.

         Web Site Promotion and Strategic Alliances: HealthAxis' core promotional strategy involves the development of exclusive distribution relationships with major Internet gateways. HealthAxis' principal Distribution Partners are AOL, CNet, and Lycos. The Company expects these strategic relationships to raise brand awareness and to provide access to millions of online users. Based upon International Data Corp's ("IDC") estimate of 65 million U.S. Internet users, HealthAxis' relationship with AOL, alone, provides the Company with access to over 13.5 million members, representing approximately 20% of all U.S. Internet users.

         Use of Related Online Channels: HealthAxis Distribution Partners are expected to add value to HealthAxis not just by the placement of banners and buttons, but by building information-rich environments attractive to HealthAxis' potential customer base. As these online services increasingly enhance their "insurance centers" and related product offerings, the Company believes overall customer traffic to HealthAxis should increase. The Company intends to prominently place itself not just in "insurance centers," but across multiple Internet channels to enhance the likelihood of attracting potential customer interest. Examples of such non-insurance channels may include, but are not limited to, health, money and business and shopping.

         Online and Offline Marketing: HealthAxis marketing efforts will extend beyond the confines of its marketing arrangements with its Distribution Partners. HealthAxis intends to execute a variety of incremental media purchases both on the web and in traditional advertising mediums such as direct mail, radio, print and billboards. On the World Wide Web, HealthAxis plans to drive traffic to its site by buying spot media space both on additional portals and web sites that target the Company's core audience. The combination of exclusive distribution relationships and spot media purchases across multiple advertising mediums is intended to stimulate HealthAxis traffic and enhance the brand awareness among the target customer market.

         Online Demographics: The demographics of the Company's potential customers are closely aligned with those of the online community. Generally, Internet subscribers are (i) predominately younger than the average for the general population; (ii) have higher household incomes than the national average; (iii) obtain higher educational levels than the national average; and
(iv) include a high proportion of self-employed, small office and home office individuals. Based upon statistical information provided by AOL, the average AOL subscriber is 37 years old, has a household income of $60,000 or greater, has a college education and is self-employed.

         Target Marketing Strategy: The primary target markets are the small group and the individual market. Within the individual market, the targeted customers are individuals who are not covered by a corporate sponsored health plan. Potential individual customers include (but are not limited to) people who are self-employed, part-time employees or full-time independent contractors or other individuals who are not covered by a corporate sponsored health plan. Initially within the small group market, the Company intends to focus its marketing efforts on groups of four or less, including small office and home office-based individuals. The Company believes its combination of cost advantage and customer-centric shopping environment will prove a compelling proposition for its targeted customer segments.

         The small office/home office community is a highly attractive market to HealthAxis. HealthAxis expects to exploit this market with both its individual and small group products. The cost savings resulting from buying direct can be substantial when experienced by multiple employees, even for very small groups. HealthAxis expects the average size of a group sale to increase over time.

         Product Pricing: HealthAxis believes that pricing will represent its single most important competitive advantage relative to the competing health insurance distribution channels. Offering product to consumers via the Internet will allow the Company to re-engineer a multi-layered distribution system that has historically added significant cost to the typical health insurance product. Depending on the policy, consumers may enjoy savings of up to 15% as compared to product offered through the traditional insurance distribution system. The Company plans to continually monitor its price competitiveness across the country. HealthAxis evaluates pricing environments on a zip code by zip code basis, to ensure the competitiveness of its products. HealthAxis plans to strive to be a cost leader at any given level of plan benefits in the markets in which it participates.

         Life Cycle Marketing: The Company's market research indicates that the purchase of health insurance is generally associated with a variety of identifiable life events. These events represent situations in which a potential customer may recognize a heightened need for insurance and include, among other things, loss of job, new job, graduation from college, marriage, birth of a child, divorce, relocation, starting a new business and discontinuing operations of an existing business. These life events generally result in the destruction of existing health care relationships and require the establishment of new ones. Identifying these events and targeting individuals experiencing such events are important elements of the Company's marketing strategy.

         Direct Marketing: HealthAxis plans to use direct marketing techniques to target new and existing customers with promotions. HealthAxis plans to send e-mail letters to potential customers highlighting HealthAxis products and the advantages of Internet based insurance product purchases. The Company's agreement with AOL gives HealthAxis the right to send a mailing to AOL's customer base. The Internet allows rapid and effective experimentation and analysis, instant user feedback and efficient personalization of insurance products for each customer, all of which the Company seeks to incorporate in its marketing activities. Direct e-mail to HealthAxis customers also will be an important driver of the Company's cross-selling efforts. HealthAxis' customer relationship will allow the Company to target existing customers with offers for related, ancillary health care insurance products. For example, following the customer's initial purchase of an individual health insurance policy, the Company might send that Customer an e-mail introducing a long-term disability product.

Intellectual Property and Technology

         Patent, Trademark and Copyright Protection: The Company's ability to compete is dependent to a significant degree upon its proprietary systems, technology, and intellectual property. The Company relies upon a combination of trademark, copyright, confidentiality agreements and trade secret laws as well as other measures to protect its proprietary rights. The Company does not have any patents or patent applications and currently does not plan to file any patent applications. The Company has registered the names "HealthAxis.com" with Internic, a private corporation organized by U.S. government which administers Internet domain names. The Company has applied for registration of the trademarks "HealthAxis.com" and "ClickQuote" with the United States Patent and Trademark Office. The Company has determined not to file registrations for these marks in foreign countries at this time. The Company's sales materials, content and software is protected by copyright. The Company intends to take the additional step of registering these copyrights with the United States Copyright Office.

         Third Party Technology, Web Site Ownership And Maintenance: The Company also relies on a variety of technology that it licenses from third parties, including its database and Internet server software, which is used in HealthAxis' web site to perform key functions. The Company's technology is centered around its interactive web site "www.healthaxis.com" which was constructed by Vivid Studios, a division of Platinum Technology, Inc. of San Francisco, CA. The Company considers all of the content contained in its web site and much of the software contained in the web site to be proprietary and has negotiated confidentiality and non-compete provisions with Vivid Studios. Vivid Studios granted the Company sole ownership of all content developed by Vivid Studios that is contained in its web site. The Company intends to continue to use Vivid Studios to provide maintenance to its web site, but in the event the Company opts to perform such services itself or through another contractor, the Company has obtained a perpetual license to all source code and other proprietary materials required for it to maintain and enhance its web site. The Company anticipates updating its web site on an ongoing basis. See "Risk Factors
- Dependence on Third Party Technology."

         Web Site Technology. The technology supporting the web site itself consists of a scalable client/server architecture in a fully load balanced environment using redundant Sun Enterprises servers. The Company's applications are specifically designed for the web site and are written in the programming language Java under a Sun Enterprises implementation of the Unix operating system. The Company uses RAID technology to provide a greater degree of reliability for data contained in its Oracle 8 based database. The host for the web site is Best Communications, located in San Francisco, California. The infrastructure, web applications software and the web servers are owned by the Company. The Company continually monitors web site statistics, network performance and service levels using CA unicenters from Computer Associates.

         Back End Processing Technology: Underwriting, policy administration and claims systems will be neither processed by the Company nor its web site, but instead by HPS at a site in Tampa, Florida or at sites maintained by Carrier Partners. HPS` Tampa site consists of large IBM mainframe systems running CICS. For PALHIC product currently on the web site, the provider network information is operated by another third party, FHG. Both HPS and FHG own the strategic software applications which they operate on their own systems in secure, environmentally controlled rooms twenty-four hours per day. Additionally, the Company has created an executive information system operating in an Oracle 8 environment under an HP 9000 computer running Unix. The Company's systems have back up and disaster recovery programs in place. The Company uses multiple web servers within a single site but plans to distribute its servers to multiple sites for greater redundancy.

         On May 29, 1998, HealthAxis, PAMCO, and Provident Health Services, inc. ("PHS"), a subsidiary of Provident, entered into an Internet claims administration agreement with HPS (the "E-Commerce Agreement"). The E-Commerce Agreement provides HPS with the right to be the exclusive administrator of all insurance business sold over HealthAxis' web site and any other form of electronic commerce ("e-commerce") used by HealthAxis to sell insurance which is underwritten by PILIC and PALHIC during the term of the E-Commerce Agreement. HealthAxis also agreed to use its best efforts to provide HPS with the right of first refusal to provide claims administration services for insurance business sold by HealthAxis but not underwritten by PILIC and PALHIC that may require the services of a third party administrator.

         HPS has advised HealthAxis and the Company that certain actions taken by HealthAxis are inconsistent with HealthAxis' obligations under certain agreements between the parties. HealthAxis and the Company disagree with the position adopted by HPS.

         Communications: All of the above installations are interconnected using high-speed private telecommunications links. All transmissions between the consumer, web site, and HPS are secured using "Secured Socket Layer" (SSL version 3). Domestic encryption is used where applicable (i.e., 128 bit) including all server to server communications. A minimum export encryption is also used (i.e., 40 bit).

Revised Strategy for Insurance Operations

         The Company's Insurance Operations market and underwrite medical insurance and life insurance and derived a majority of its revenue from group association major medical products sold to individuals. Recent significant developments for the Company's Insurance Operations were:

o The sale of an 80% interest in MMC at a gain of $4 million. See Revised Strategy and Business Components for the net profit and loss impact table.

o The Company sold its group medical products through its agency marketing channel effective January 1, 1999. The Company transferred all rights and control regarding the Company's agents and entered into non-compete and non-solicitation agreements regarding the Company's agents with respect to the future sale of health insurance products by agents for a 3-year period.

o The cession via a 100% co-insurance reinsurance agreement of all of the Company's group medical and group life business to RCH for a $10 million ceding commission. See Revised Strategy and Business Components for the net profit and loss impact table.

o The sale of PALHIC and NIA to CRLC for PALHIC's statutory basis capital and surplus. See Revised Strategy and Business Components for the net profit and loss impact table.

         As a result, the Company is focusing on its military life business and its Internet distribution of insurance products.


Highly Competitive Nature of the Insurance Industry

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

Product Profile

         The following table sets forth the Company's gross earned premium by product during each of the three years ended December 31:

         (Dollars in thousands)          1998          1997          1996
                                       --------      --------      --------
Managed Care:
     The Provident Solution            $ 37,534      $ 44,204      $ 22,634
     HealthQuest                         40,019        23,062         6,136
                                       --------      --------      --------
                                         77,553        67,266        28,770
                                       --------      --------      --------

Non-Managed Care:
     Small Group                          2,795         4,784         7,258
     Individual                          25,099        12,414        18,463
                                       --------      --------      --------
                                         27,894        17,198        25,721
                                       --------      --------      --------


Group Life                                1,772         2,655         2,406
                                       --------      --------      --------


Subtotal (Ceded to RCH)                 107,219        87,119        56,897

Excess Loss Insurance                     5,279         3,248         2,704
                                       --------      --------      --------

     Total Health Products              112,498        90,367        59,601
                                       --------      --------      --------

Individual Life                           7,035         6,900         8,902
                                       --------      --------      --------

         Gross Premium                 $119,533      $ 97,267      $ 68,503
                                       ========      ========      ========

         Health Products: The Company ceded all of its managed care and non managed care medical insurance business to RCH on December 31, 1998 via a 100% quota share reinsurance agreement. Effective January 1, 1999 PILIC no longer sells or directly underwrites group medical products sold either through the Company's former agency sales force or through HealthAxis. Premium earned through the excess loss or stop loss business is not affected by the transactions with CRLC and RCH.

         PILIC's managed care comprehensive major medical product designs incorporate both freedom of choice and financial incentives to utilize network health care providers. PILIC has a long-term agreement with FHG, the largest independent PPO in the country. Other regional networks are used if and when the primary network is not a practicable option. FHG also provides utilization and cost management services such as pre-certification of hospital admissions and large case management which, when taken together with the discounts PILIC enjoys through all of its PPO arrangements, are intended to allow for better control of claim costs and, ultimately, competitively priced products.

         The administrative support for all of the Company's medical products, including billing and collection of premium, claim adjudication, and on-going policy services are provided by HPS pursuant to the HPS Outsourcing Agreement. See Insurance Operations - Claims for additional information regarding HPS.


         In 1996, PILIC entered into a marketing agreement with the country's largest third party administrator, HPS. In October 1997, the Company announced an outsourcing arrangement with HPS, whereby HPS provides administrative support for all of PILIC's medical products, including billing and collection of premium, claims adjudication and ongoing policyholder services (the "HPS Outsourcing Agreement"). The HPS Outsourcing Agreement, which commenced February 1, 1998, is for a five-year term. PILIC has agreed to pay a base monthly fee and a sliding scale percentage of premiums, which will decrease as the volume of business increases. The Company transitioned all functions covered by the outsourcing agreement to HPS effective February 1998. Agreements between the Company and CRLC call for CRLC to assume responsibility for the HPS Outsourcing Agreement with the exclusion of the base service fee, loss ratio management fee and claims changes for claims incurred prior to February, 1998, effective January 1, 1998. HPS will continue to process the Company's claims incurred on or before December 31, 1998.
Also see Claims discussed later in Insurance Operations.

         PILIC's principal managed care products were "The Provident Solution" and "HealthQuest" which together offer a variety of deductibles, coinsurance amounts and managed care options. Minimum amounts of group term life are required with many of the medical products. "The Provident Solution" relies on FHG for access to network providers and advantageous fee schedules, while "HealthQuest" relies on regional PPOs. At December 31, 1998 PILIC had a total of 45,000 in-force group medical certificates compared to 50,000 at December 31, 1997. PILIC has systematically withdrawn from the small group indemnity markets as healthcare reform at the state level has rendered those products obsolete. The book of small group indemnity business has been in a runoff mode since 1992 and the Company's individual indemnity products have only generated modest sales since 1994, when "The Provident Solution" was developed. The following table illustrates the composition of annualized premium in-force for the last three years:

          (Dollars in thousands)              1998          1997          1996
                                            --------      --------      --------
Managed Care:
     The Provident Solution                 $ 41,867      $ 43,244      $ 33,169
     HealthQuest                              47,034        34,913        12,718

Non-Managed Care:
     Small group                               2,188         5,681         7,009
     Individual                               11,633        12,983        17,797
                                            --------      --------      --------
                                            $102,722      $ 96,821      $ 70,693
                                            ========      ========      ========

         The states which generated the largest share of health premiums during each of the last three years were as follows:

                                  1998           1997           1996
                                 ------         ------         ------

Georgia                           28.0           28.7           24.4
Florida                           17.6           20.5           21.8
Texas                              9.8            6.7            7.5
South Carolina                     7.7            4.4            2.6
Louisiana                          6.6            8.1            7.3
Colorado                           4.5            2.6             .4
Pennsylvania                       3.0            6.9           13.2
Ohio                               2.7            2.3            2.3
Virginia                           2.1            2.1            2.3
West Virginia                      1.9            2.2            3.5
All other                         16.1           15.5           14.7
                                ------         ------         ------
                                 100.0%         100.0%         100.0%
                                ======         ======         ======

         The acquisition of PALHIC in 1996 significantly increased the number of states within which the Company wrote its insurance business through 1999. As part of the terms of PILIC's sale of PALHIC to CRLC, PILIC can continue to write military life business in PALHIC through 1999. Thereafter the Company must negotiate a new agreement with CRLC or another insurance company to underwrite military life business in states that PILIC is not licensed. PILIC is licensed to underwrite life, annuity and health business in the 25 states, the District of Columbia and the U.S. Virgin Islands.

         As part of its health product portfolio, the Company's Insurance Operations derived premiums (and prior to 1998 both premiums and fees) through the sale and underwriting of high-deductible medical excess loss insurance (a.k.a. "stop loss") for self-insured employers. MMC sells and services these insurance products which are issued by unrelated insurance companies. PILIC assumes a portion of the insurance risk and earns premiums and prior to 1998 earned profit sharing fees. During the first quarter of 1998 the Company sold 80% of MMC to HPS. The sale resulted in a realized gain of $4 million in the first quarter of 1998. The Company continues to assume the premium administered by MMC.

         Life Products: PILIC's pre-need insurance products, single premium and limited payment life insurance, provide funding in conjunction with pre-arranged funerals. The policies sold average $2,830 of face amount and the buyer's average age is 72. The Company's "Senior Estate Plan" is a whole life insurance policy designed for senior citizens who have not yet pre-arranged their funerals, but wish to plan for death-related expenses. The average policy size is $5,000 and the buyer's average age is 65.

         During 1998, PILIC issued 1,013 pre-need and final expense policies representing approximately $7.9 million of face value, as compared with 1,1347 pre-need and final expense policies representing approximately $8.5 million of face value during 1997. Combined gross premium income for these two products approximated $5.2 million in 1998 and $5.8 million in 1997. At December 31, 1998, the Company had 16,328 pre-need and final expense policies in-force with a face value approximating $94.0 million.

         During 1997, the Company expanded its life distribution to include a newly designed product for the military marketplace.

         The Company issued 536 and 2,573 Career Benefits Maximizer ("CBM") polices in 1997 and 1998, respectively. Premium income from this product amounted to approximately $55,000 and approximately $559,000 for the years ended December 31, 1997 and 1998, respectively. At December 31, 1998, there were 1,138 CBM policies inforce representing about $45.1 million of face value.


Insurance Operations

        The Company's Insurance Operations are organized and managed along functional lines which include marketing, underwriting, claims, administration, investments and finance.

        Marketing: The marketing area manages agent recruiting, training and agent compensation plan design, and provides agents and consumers with a Company advocate regarding product development and customer service. Effective January 1, 1999 CRLC assumed responsibility and control of the marketing of group medical business. Sales of the CBM are accomplished through eight (8) regional vice presidents (RVP) who are responsible for recruiting, training and managing agents in assigned states throughout the United States. These RVPs utilize their considerable experience in this market together with the endorsement of the USBA to reach the target customer.

         Underwriting: All policies are fully underwritten. In some cases, PILIC may require attending physicians' statements with respect to conditions disclosed on applications. A physician provides consulting services to the underwriting department with respect to the evaluation of the insurability of certain applicants and the general health prognosis for such applicants. In connection with the HPS outsourcing agreement, the underwriting associated with the HealthQuest products is done by HPS in accordance with pre-set standards and all other products are underwritten by PILIC's underwriting group. Prior to 1999, essentially all policies were underwritten by PILIC's underwriting group. Effective January 1, 1999 CRLC assumed responsibility and control of the underwriting of group medical business. PILIC continues to underwrite Military life business and under the terms of the agreements with CRLC continues to have the right to issue business on PALHIC through 1999.

         Claims: In connection with the HPS outsourcing agreement, claims adjudication associated with PILIC's health products is provided by HPS. Prior to 1998 PILIC had augmented its core internal claims processing with the use of selected third party claims administrators who review and pay claims in accordance with guidelines and procedures approved and monitored by PILIC. PILIC anticipates that HPS will continue to process claims on policies directly underwritten by PILIC. Effective January 1, 1999 CRLC assumed responsibility for claims incurred after December 31, 1998 and overall responsibility for claims processing of all of PILIC's claims. PILIC continues to process claims for its individual life and annuity business.

         In 1996, PILIC entered into a marketing agreement with the country's largest third party administrator, HealthPlan Services, Inc. ("HPS"). In October 1997, the Company announced an outsourcing arrangement with HPS, whereby HPS provides administrative support for all of PILIC's medical products, including billing and collection of premium, claims adjudication and ongoing policyholder services. The HPS Outsourcing Agreement, which commenced February 1, 1998, has for a five-year term. PILIC has agreed to pay a base monthly fee and a sliding scale percentage of premiums, which will decrease as the volume of business increases. The Company transitioned all functions covered by the outsourcing agreement to HPS effective February 1998. Agreements between the Company and CRLC call for CRLC to assume responsibility for the HPS Outsourcing Agreement with the exclusion of the base service fee, loss ratio management fee and claims changes for claims incurred prior to February, 1998, effective January 1, 1999. HPS will continue to process the Company's claims incurred on or before December 31, 1998. See "Insurance Operations - Claims" herein for a discussion of certain disputes between HPS and the Company.

         Since the Fall of 1998, a number of disputes have arisen between the Company and HPS relative to the quality of services provided by HPS pursuant to the HPS Outsourcing Agreement. The Company has made a claim for indemnification under the HPS Outsourcing Agreement for losses, costs, claims and damages incurred which related primarily to the payment of claims by HPS. HPS has disagreed that it has engaged in any wrongdoing with regard to the performance of its services and has indicated that it would assert various claims against the Company. The Company is presently reviewing the matter.

         Administration: This area includes customer service, premium and commission processing and computer systems for life and group medical business which was acquired in mid 1996. In connection with the HPS outsourcing agreement, customer service, premium and commission processing associated with PILIC and PALHIC's health products is provided by HPS. PILIC continues to administer its individual life and annuity business.

         Investments and Finance: The majority of PILIC's investments consist of securities of the U. S. government (or its agencies) and fixed income securities, principally issued by public utilities and corporations. At December 31, 1998, 100% of the Company's bond portfolio was of investment grade quality; 43% of the Company's bonds will mature within a five-year period and 73% of the Company's bonds will mature within a ten-year period. The following table shows the Company's market value of its total investments as of December 31, the investment income net of expenses which excludes realized gains and losses and the weighted average annualized yield.


                  (Dollars in thousands)                          1998           1997            1996
                                                                  ----           ----            ----

Total investments, valued at market                             $ 32,969        $ 47,101       $ 61,942

Net investment income (excludes realized gains)                 $  3,764        $  3,487       $  3,280

Annualized yield on the market value of investments                 6.28%            6.8%           6.5%


         The Company utilizes both in-house actuaries and consulting actuaries for product development, pricing and valuation. Effective January 1, 1999 CRLC assumed responsibility and control for pricing and development of group medical and group life business.

         Insurance Regulation: The Company's business is subject to a changing legislative and regulatory environment. Some of the proposed changes include initiatives to restrict insurance pricing and the application underwriting standards, reform health care and restrict investment practices. Proposals relating to national health care reform have been under consideration, and could significantly change the way health care is financed and provided. The effect on the Company of comprehensive health care reforms, if enacted, could have a material adverse impact upon the ability of the Company to achieve profitability and engage in the writing of health insurance.


         All of the states in which PILIC and PALHIC are licensed to do business have life and health guaranty fund laws under which insurers doing business in such states can be assessed in order to fund policyholder liabilities of insurance companies that may become insolvent. Under these laws, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. Although recent assessments have not been material, no assurances can be given that such will be the case in the future.


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

         PILIC is domiciled in Pennsylvania and is regulated by the Insurance Department of Pennsylvania which recognizes as net income and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department which may differ in certain respects from generally accepted accounting principles. The amounts of statutory net income for the year ended and surplus as of December 31 were as follows:

                                                  1998       1997        1996
                                                  ----       ----        ----
                                               Unaudited (3)

PILIC (1)
     Net income (loss)                           (5,671)   $(10,385)   $  9,668
     Total capital and surplus                    4,807      11,408      13,971
     Adjusted capital and surplus                 5,281      11,968      14,838
     Company action level Risk Based Capital      6,938       9,303       6,569


PALHIC (2)
     Net income (loss)                         $ (1,097)   $   (862)   $  1,631
     Total capital and surplus                      N/A       4,283       5,351
     Adjusted capital and surplus                   N/A       4,302       5,367
     Company action level Risk Based Capital        N/A       1,730          19


(1) PILIC's total capital and surplus, adjusted capital and surplus and company action level Risk Based Capital include amounts for its subsidiaries including PALHIC. PALHIC is not included in 1998.


(2) PALHIC includes amounts prior to its acquisition by the Company.


(3) The amounts reflect amounts reported to the State Insurance Departments and have not yet been audited by Certified Public Accountants. Such amounts may be adjusted and such amounts may be material.

         At December 31, 1998, PILIC calculated its "Risk Based Capital" (RBC) utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation shown in the above table indicate that PILIC's adjusted capital of $5.3 million exceeded Regulatory Action Level but was below Company Action Level. PILIC's year end 1998 RBC calculation included approximately $4.8 million of RBC related to PILIC's one life group health and group life business 100% ceded to RCH effective after December 31, 1998. The RBC formula estimates RBC based on a variety of historical data including 1998 net earned premium. The effects of the reinsurance agreement between PILIC and RCH on PILIC's RBC calculation will not be realized until 1999. Since PILIC failed to meet its RBC requirement as of December 31, 1998 it may be subject to regulatory action. Insurers failing to meet their RBC requirement may be subject to scrutiny by its domiciled insurance department and other insurance departments, which the insurer does business in, and, ultimately, rehabilitation or liquidation.


Number of Employees

         The Company, including its subsidiaries, currently employs approximately 124 people of which 27 are employed by HealthAxis and 97 are employed by PILIC. As a result of the transactions with CRLC, PILIC leases 62 of the 97 people to CRLC. The leased employees continue to support the group medical business and are facilitating the transition of this business to CRLC. PILIC's employee leasing will terminate no later than July 1, 1999 at which time all leased employees will cease to be employed by PILIC. None of the employees is represented by a collective bargaining representative. The Company believes that its employee relations are good.

Item 2.  Properties.

         The Company's principal office, located at 2500 DeKalb Pike, Norristown, Pennsylvania, is owned by PILIC. This property is comprised of approximately 6.5 acres of land and buildings containing approximately 44,000 square feet of space. The Company believes its existing facilities are suitable to conduct its present business.

Item 3.   Legal Proceedings.


         The Company is involved in normal litigation in the settlement of insurance claims and other matters, including disputes with HPS. Management is of the opinion that neither the litigation nor these claims will have a material adverse effect on the results of operations or financial position of the Company.


Item 4.   Submission of Matters to a Vote of Security Holders.

         Registrant held an annual meeting of shareholders on December 17, 1998, at which time the shareholders voted to elect nine (9) directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected, and approved the appointment of BDO Seidman, LLP as the independent auditors of Registrant for the fiscal year 1998.

                                    PART II


Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters.

Price Range of Common Stock

         The following table shows the range of quarterly high and low sale prices for the Company's common stock. The Company's common stock was listed on the NASDAQ National Market with the exception of the period June 12, 1998 through November 6, 1998. During this time period the Company's stock was delisted due to the delayed filing of the Company's December 31,1997 Annual Report on Form 10-K and the March 31, 1998 Quarterly Report on Form 10-Q. During this period, the Company's common stock traded on OTC Bulletin Board . Trading on NASDAQ National Market has been reinstated as a result of filing of the Company's December 31, 1997 Annual Report on Form 10-K and the timely filing of all 1998 Quarterly Form 10-Q reports.

                                     1998                           1997                          1996
                             ---------------------           ------------------            ------------------
                              High          Low              High           Low            High          Low
                              ----          ---              ----           ---            ----          ---
         First Quarter       6-15/16         2-1/4           14-3/8        8-5/8             9-3/8        5-3/4
         Second Quarter      6-15/16        3-5/16           10-1/2        3-3/4            10-5/8        5-1/8
         Third Quarter         8-1/4             3            5-1/8            3            15-7/8        8-1/2
         Fourth Quarter       14-1/8         2-3/4            3-7/8        2-1/8            14-1/2       10-5/8

         On March 25, 1999, the closing price of the Company's common stock was $10.69. On that same date, there were approximately 2,200 shareholders.

Dividends

         The Company has not paid a cash dividend on its Common Stock since its inception in 1982. The Company currently intends to retain all earnings to finance the expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

         Dividends paid by the Company over and above the financial assets of PAMCO are dependent upon the ability of PILIC and HealthAxis to pay dividends to PAMCO. PAMCO and PILIC are restricted from declaring and paying dividends by provisions of a guarantee agreement between PAMCO and RCH which PAMCO entered into in connection with a reinsurance agreement between PILIC and RCH.

         Dividend payments by PILIC are dependent upon a number of factors, including earnings and financial condition, business needs and capital and surplus requirements, as well as applicable regulatory restrictions. Under Pennsylvania law, PILIC is currently unable to pay dividends without the prior approval of the Pennsylvania Insurance Commissioner as a result of PILIC's statutory unassigned deficit of $20,139,000 which excludes common stock and additional paid-in capital amounts.

         Dividend payments by HealthAxis are subject to restrictions set for in the Certificate of Designation related to the Series A and Series B Convertible Preferred Stock and subject to restrictions set for in the Certificate of Designation related to the Series C Convertible Preferred Stock once issued. HealthAxis does not anticipate paying cash dividends for the foreseeable future.

         The Company paid cash dividends on the Series A and Series B Preferred Stock at the rate of $0.0636363 and $0.109090, respectively, per quarter from 1993 to the present. All Series B Preferred Stock was converted into common stock in 1996.

Recent Sales of Unregistered Securities

         During 1998, the Company issued 961,543 shares of Common Stock, in private offerings which were not registered with the Securities and Exchange Commission. The following provides information regarding such transactions which were engaged in by the Company as part of its capital raising efforts, in connection with the conversion of its preferred stock, for compensatory reasons and for payments to consultants.

         The following Company Common Stock transactions were engaged in with the individuals identified below as part of compensatory arrangements with employees, payment for consulting services and in connection with the conversion of preferred stock:


                                                                                    Aggregate
                                        Name of Person               Number          Purchase                 Nature of
     Date of Transaction            Purchasing Securities           Of Shares         Price                  Transaction
     -------------------            ---------------------           ---------         -----                  -----------

April 3, 1998                  Paul Klimczak                         75,000            N/A        Stock issued pursuant to
                                                                                                  consulting arrangement
July 27, 1998                  Edward Bolton                         25,000            N/A        Stock issued pursuant to
                                                                                                  employment agreement
October 28, 1998               Butera, Beausang, Cohen                4,400            N/A        Conversion of Preferred Shares
                               & Brennan Pension Plan                                             into Common Stock


         The remaining 857,143 shares of Provident Common Stock were issued as a sale of stock on November 13, 1998 to the following individuals in a private offering:


             Name of Person                                        Aggregate
          Purchasing Securities               Number of Shares   Purchase Price
          ---------------------               ----------------   --------------

Lynx Private Equity Partners I, LLC (1)            250,000          $ 875,000

James Burke                                        207,143          $ 725,000

Craig Gitlitz (2)                                  42,857           $ 150,000

Interhotel Company, Ltd.                           357,143         $ 1,250,000

---------------------------------

(1) Lynx Private Equity Partners I, LLC ("LPEP") is a limited liability corporation of which Lynx Capital Group, LLC ("LCG") is the investment advisor and general partner. Michael Ashker, a director of the Company and President and Chief Executive Officer of HealthAxis, is the sole manager of LCG and an investor in LPEP.

(2)   Mr. Gitlitz is an employee of HealthAxis.

         The proceeds of the private offering were used to fund the Company's purchase of HealthAxis Common Stock.

         On March 23, 1998, the Company issued currently exercisable warrants to purchase 300,000 shares of the Company's Common Stock to AOL at an exercise price of $4.48 per share. Such warrants had an exercise period of five years from the date of issue. Such warrant agreement was subsequently amended on November 13, 1998 in connection with the amendment of the AOL Agreement to, among other things, extend the exercise period from five to seven years from November 13, 1998. On November 13, 1998, the Company also issued to AOL a warrant to purchase 300,000 shares of the Company's Common Stock at an exercise price of $3.38 per share and HealthAxis issued AOL a warrant to purchase 300,000 shares of HealthAxis Common Stock at an exercise price of $1.77 per share. Both warrants are immediately exercisable, fully vested and unless sooner exercised, expire nine years from the date of issuance. Pursuant to the terms of such warrants, AOL may only exercise such warrants for a total of 300,000 shares of either HealthAxis Common Stock or the Company's Common Stock or a combination of both.

         Also on November 13, 1998, the Company issued AOL a Stock Subscription Renewal Performance Warrant for an aggregate of 300,000 shares at an exercise price of $5.15; the warrants become exercisable upon the completion of certain performance criteria, and expire seven years from the date of issuance.

         The issuances of securities described above were made pursuant to exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sales did not involve a public offering. As a result, such securities are subject to restrictions on transfer. No commissions were paid in connection with the above transactions.

         Effective September 15, 1998, HealthAxis issued 405,886 share of its Series A Preferred Stock to PILIC, a subsidiary of PAMCO, for aggregate consideration of $2.4 million, or $5.91 per share. Effective November 16, 1998, HealthAxis issued an additional 140,030 shares of its Series A Preferred Stock to PILIC pursuant to the price adjustment provisions of the stock purchase agreement between HealthAxis and PILIC. The Series A Preferred Stock is convertible into HealthAxis Common Stock on a one for one basis, subject to adjustment. Each share of Series A Preferred Stock has the same voting rights as a share of HealthAxis Common Stock into which it is convertible and has certain preferences with respect to the payment of dividends and upon liquidation over HealthAxis Common Stock.

         On September 30, 1998, Health Plan Services, Inc. ("HPS"), the holder of HealthAxis' $5.0 million convertible note (the "Convertible Note"), exercised an option to convert the Convertible Note into 2,316,177 shares of HealthAxis Common Stock, representing approximately 15% of outstanding HealthAxis Common Stock. In addition, HealthAxis issued 49,188 shares of HealthAxis Common Stock to HPS in consideration for approximately $106,000 of outstanding accrued but unpaid interest on the Convertible Note. The conversion agreement with HPS includes an anti-dilution provision which requires HealthAxis to issue additional shares of HealthAxis Common Stock to such holder in certain circumstances. Under such agreement, if HealthAxis issues additional shares of Common Stock (or any stock convertible into HealthAxis Common Stock) for consideration less than $2.16 per share prior to having a registration statement declared effective by the SEC, HealthAxis would be required to issue additional shares to HPS. In connection with the conversion of the Convertible Note, the number of shares issuable upon the conversion of the Convertible Note was increased from 12.5% to 15% of the outstanding shares of HealthAxis, resulting in a conversion premium approximating $953,000 which was charged to operations and credited to additional paid-in-capital.

         On November 13, 1998, HealthAxis issued 625,529 shares of Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") to AOL at a price of approximately $4.40 per share for an aggregate purchase price of $2.75 million, of which a portion was used to pay amounts due to AOL under the IM Agreement. The Series B Preferred Stock is convertible into a number of shares of HealthAxis Common Stock on a one for one basis, subject to adjustment, as described in the Certificate of Designation related to the Series B Preferred Stock of HealthAxis. The outstanding shares of Series B Preferred Stock shall automatically convert into shares of HealthAxis Common Stock based upon a conversion ratio set forth in the Certificate of Designation of HealthAxis upon the consummation of the first public offering of HealthAxis Common Stock at a pre-offering market capitalization of not less than $200.0 million and aggregate proceeds of the offering are not less than $25.0 million. Holders of 51% of the outstanding shares of Series B Preferred Stock have the right to require HealthAxis to redeem any or all of the outstanding Series B Preferred Stock within six months of the occurrence of certain triggering events described in the Certificate of Designation.

         Each share of Series B Preferred Stock has the same voting rights as a share of HealthAxis Common Stock into which it is convertible and has certain preferences with respect to the payment of dividends and upon liquidation over the Series A Preferred Stock and the HealthAxis Common Stock. Reference is made to the Certificate of Designation attached hereto as Exhibit 10.7 for additional information on the Series B Convertible Preferred Stock of HealthAxis.

         The issuances of securities described above were made pursuant to exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sales did not involve a public offering. As a result, such securities are subject to restrictions on transfer. No commissions were paid in connection with the above transactions.

Item 6.  Selected Financial Data.

         The following selected consolidated financial information has been derived from the consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this report which have been audited by BDO Seidman, LLP for 1998 and 1997, and by PricewaterhouseCoopers, LLP for all prior years.

                                                                         Years Ended December 31,
Statement of Operations Data:                          1998        1997          1996         1995        1994
                                                    ---------    ---------    ---------    ---------    ---------
                                                                   (In thousands, except per share data)
Premiums earned excluding HealthQuest               $  45,482    $  43,083    $  41,656    $  32,709    $  36,395
Premiums earned - HealthQuest                          24,135       11,170        3,050
Net investment and other income                         4,610        7,027        4,941        4,127        3,736
Realized gains (losses) on investments                    270          750        2,100          211          (89)
Realized gain on the sale of subsidiaries               3,002
Litigation settlement, net                                                       22,400
                                                    ---------    ---------    ---------    ---------    ---------
Total revenues                                         77,499       62,030       74,147       37,047       40,042

Benefits and expenses                                  91,401       85,044       51,630       40,728       41,026
                                                    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes and
   minority interest                                  (13,902)     (23,014)      22,517       (3,681)        (984)
Income taxes (benefit)                                 (1,030)      (4,589)       6,397           20           13
                                                    ---------    ---------    ---------    ---------    ---------
Net income (loss) before minority interest            (12,872)     (18,425)      16,120       (3,701)        (997)
Minority interest in affiliate                            716
                                                    ---------    ---------    ---------    ---------    ---------
Net income (loss)                                     (12,156)     (18,425)      16,120       (3,701)        (997)

Dividends on preferred stock                              254          148          194          334          334
                                                    ---------    ---------    ---------    ---------    ---------

Net income (loss) applicable to common stock        $ (12,410)   $ (18,573)   $  15,926    $  (4,035)   $  (1,331)
                                                    =========    =========    =========    =========    =========


Per share data, Basic                               $   (1.20)   $   (1.84)   $    1.66    $   (0.44)   $   (0.16)
Per share data, Diluted                             $   (1.20)   $   (1.84)   $    1.36    $   (0.44)   $   (0.16)

Per share dividends paid on common stock, basic     $    0.00    $    0.00    $    0.00    $    0.02    $    0.00
Per share dividends paid on common stock, diluted   $    0.00    $    0.00    $    0.00    $    0.02    $    0.00

Shares outstanding, basic                              10,331       10,090        9,610        9,100        8,421
Shares outstanding, diluted                            10,331       10,090       11,674        9,100        8,421

Balance Sheet Data:
Investments                                         $  32,969    $  47,101    $  61,942    $  46,890    $  39,467
Total assets                                          116,689       98,365       93,054       67,151       60,586
Loans payable                                           3,865        5,077          298          830        1,166
Stockholders' equity                                    5,495        4,009       22,053        3,424        4,530
Stockholders' equity
   per common share (1)                             $    0.48    $    0.38    $    2.08    $    0.34    $    0.48

(1) Assumes conversion of Series A and Series B Preferred stock into common stock of the Company on a share-for-share basis in years 1995 and 1994 and conversion of Series A Preferred stock in 1998, 1997 and 1996 on a share-for-share basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

1998 Results compared to 1997 Results

         Net loss applicable to common stock was $12.4 million or ($1.20) per basic and diluted share for 1998 compared to net loss of $18.6 million or $1.84 per basic and diluted share for 1997. The Company's 1998 results continue to be unfavorably impacted by high health policy benefits, along with other operating expenses of $4.9 million, related to the start-up operations of HealthAxis. The 1998 results were favorably impacted by a net $3.0 million gain on the sale of subsidiaries and a $0.8 million ceding commission relating to the 100% ceding of the managed care business as described in the Financial Statements' Notes C and D, respectively, and later in this discussion of results of operations.

         During 1998 the Company revised its strategy to focus predominately on HealthAxis, the Company's E-Commerce insurance marketing subsidiary along with more focused strategy for PILIC. In early 1998 the Company determined that the Internet provided the opportunity to sell health insurance direct to the consumer thereby reaching individuals under-served by insurance agents at a cost potentially lower than the Company's current traditional agency marketing channel. In light of the losses experienced in the Company's small group and managed care products and the need to devote capital and focus to HealthAxis, the Company entered into various agreements to sell PILIC's subsidiaries MMC, PALHIC and NIA and cede 100% of the group medical and group life business during 1998.

         On November 12, 1998 PILIC signed an agreement to reinsure 100% of its group medical and group life inforce business and sell the Company's group medical marketing, sales distribution rights and PALHIC to CRLC. On December 31, 1998 the Company executed a series of transactions whereby PALHIC reinsured 100% of its business to PILIC, which in turn reinsured via a 100% co-insurance reinsurance agreement all of the Company's group medical and group life business to the RCH. In addition PILIC sold PALHIC and NIA to CRLC, transferred all rights and control regarding the Company's agents and entered into non-compete and non-solicitation agreements regarding the Company's agents with respect to the future sale of health insurance products by agents for a 3-year period.

         Accident and health gross premium was $110.7 million for 1998 compared to $87.7 million for 1997. Accident and health ceded premium was $49.7 million for 1998 compared to $39.5 for 1997. These increases were the result of increased new business relating to the Company's managed care health insurance products. As a result of the transactions with CRLC and RCH, the Company anticipates a substantial decline in premium in future years. The Company will cede 100% of the Company's small group and managed care business to RCH. The Company's small group and managed care business comprised $104 million and $49.2 million of accident and health gross and ceded premiums, respectively. The Company's future gross, ceded and net health premium will be derived from the assumption of stop loss business administered by MMC and business assumed from CRLC.

         At December 31, 1998 and 1997, gross annualized accident and health premium inforce on small group and managed care business amounted to $102.7 million and $96.8 million, respectively, consisting of approximately 45,000 and 50,000 certificate holders, respectively. All of the small group and managed care business is 100% ceded to RCH effective January 1, 1999.

         Life and annuity premium, gross of $8.8 million for 1998 declined from $9.6 million for 1997 due to reduced pre-need premium. As a result of the transactions with CRLC and RCH, the Company anticipates a substantial decline in life premium. Included in 1998's gross premium was $2.0 million of group life premium which is 100% ceded to RCH effective January 1, 1999. Individual life insurance lapse ratios for 1998 and 1997 were 8% and 11%, respectively. Life and annuity reinsurance ceded was $0.2 million for 1998 compared to $0.5 million recaptured for 1997, which correlates to the decline in gross premium.

         Net investment income of $3.8 million for 1998 increased modestly compared to $3.5 million for 1997, primarily due to an increase in bond investments. Net realized gains on investments of $0.3 million for 1998 relates to the Company's sale of an investment in real estate while 1997's realized gain of $0.8 million relates to the Company's sale of Loewen common stock acquired as a result of a lawsuit.

         Realized gain on the sale of subsidiaries of $3.0 million consists of a realized gain of $4.0 million on the sale of MMC to HPS net of a $1.3 million loss on the sale of PALHIC and a $0.3 million gain on the sale of NIA. PALHIC and NIA were both sold as a result of the transactions with CRLC.

         Ceding allowance net of policy acquisition costs of $0.8 million represents $10.0 million ceding commission received from RCH net of $5.0 million conditional payment, $3.8 million of unamortized deferred acquisition cost and $0.4 million of transaction costs. The $5.0 million contingent payment received from RCH has been accounted for as a ceding commission liability.

         Accident and health policy benefits ratio net of reinsurance decreased to 79.3% for 1998 compared to 86.3% for 1997 as a result of premium increases and improved claim experience on the Company's managed care products. The Company's small group and managed care business will be 100% ceded to RCH in the future. The Company's small group and managed care business loss ratio was 77% in 1998. Although the Company believes policy claim liabilities are adequate, experience with these newer managed care products is limited and continues to evolve. A greater then anticipated claim experience could have a materially adverse impact on the financial position and results of operations.

        Commissions, net of ceding allowance and deferred acquisition costs of $7.1 million for 1998 increased from $6.8 million for 1997 due to increased premium volume. Commissions, net of ceding allowance and deferred acquisition costs for group health and group life business which is 100% ceded to RCH effective January 1, 1999 was approximately $6.3 million.

         Other operating expenses, net of ceding allowance and deferred acquisition costs of $25.8 million for 1998 increased from $15.3 million in 1997, primarily due to $4.9 million of expenses associated with HealthAxis and higher costs associated with the Company's small group and managed care business.

         Amortization of deferred policy acquisition costs of $2.0 million for 1998 decreased from $10.9 million for 1997 primarily resulting from accelerated amortization in 1997 attributable to higher than expected lapses and worse than expected loss ratios. As a result of the reinsurance agreement with RCH, the Company's managed care business is ceded 100%, effective January 1, 1999 and, accordingly, deferred policy acquisition costs were written off against the ceding allowance received from RCH. Future amortization is limited to the life business, which in 1998 was $0.6 million.

1997 Results compared to 1996 Results

         Net loss applicable to common stock was $18.6 million or $1.84 per basic and diluted share for 1997 compared to net income of $15.9 million or $1.46 per basic and diluted share for 1996. The 1997 results were unfavorably impacted by higher health policy benefits, write-off of deferred acquisition costs, and transition costs associated with the HPS outsourcing. The 1996 results were primarily the result of a gain on litigation settlement of $14.6.

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

         Accident and health gross premium was $87.7 million for 1997 compared to $57.2 million for 1996. Accident and health ceded premium was $39.5 million for 1997 compared to $25.7 for 1996. These increases were the result of increased new business relating to the Company's managed care health insurance products.

         At December 31, 1997 and 1996, gross annualized accident and health premium inforce on small group and managed care business amounted to $96.8 million and $70.7 million, respectively, consisting of approximately 50,000 and 36,000 certificate holders, respectively. The $26.1 million net increase in annualized premium resulted from new business of $68.1 million issued in 1997, plus premium rate increases of approximately $10.0 million less lapses amounting to approximately $49.5 million. Managed care products accounted for 82% and 65% of the inforce premium at year-end 1997 and 1996, respectively, of the group accident and health business.

         The lapse ratio on small group and managed care accident and health insurance business based on annualized premium was 45% for 1997 compared to 38% for 1996. The lapse ratios reflect the results of premium rate increases as well as the Company's continued shift toward managed care plans and away from traditional healthcare insurance. The Company's traditional healthcare insurance plans have higher premiums and higher policy benefits than its managed care plans. The accident and health lapse ratios include small group medical plans, which by their nature have high lapsation.

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

         Commissions, net of ceding allowance and deferred acquisition costs of $6.8 million for 1997 decreased from $7.9 million from 1996 due to the increased deferral of acquisition costs related to the Company's one-life managed-care products in 1997. These costs were written-off in 1997 as amortization of deferred policy acquisition costs.

         Other operating expenses of $15.3 million for 1997 increased from $11.7 million for 1996, due to increased policy administration expenses caused by increased sales volume and transition expenses associated with the HPS outsourcing.

         Amortization of deferred policy acquisition costs of $10.9 million for 1997 increased from $0.6 million for 1996 primarily due to accelerated amortization in 1997 due to higher than expected lapses and worse than expected loss ratios. Increased lapsation over current levels or future unprofitability in certain life products could result in an increase in the amortization rate of unamortized deferred policy acquisition costs, which would adversely impact future earnings.

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

         During 1998, the Company's liquidity requirements were primarily created and met by PILIC and PALHIC, along with the sale proceeds of MMC, PALHIC, and NIA. The primary sources of cash for HealthAxis were the issuance of debt and equity securities to outside parties and to PILIC. The primary uses of cash for HealthAxis were operating costs and payments to AOL, Lycos and CNet.

         During 1999, the Company's liquidity requirements will be primarily created and met by HealthAxis through the issuance of debt and equity securities by the Company to outside parties. PILIC's contribution will be limited to individual life premiums and administrative fees. The primary uses of cash for HealthAxis will continue to be operating costs and payments to AOL, Lycos and CNet, while PILIC's primary uses will be claim payments and associated general expenses related to the 1998 claim run-off, which have been established as claim reserves.

         Cash and investments carried at market value at December 31, 1998 amounted to $59.2 million. This included $31.9 million of bonds issued by the U.S. Government, government agencies, public utilities and other corporations, $1.1 million invested in policy loans and other invested assets and $26.2 million in cash and cash equivalents. Bonds are investment grade securities with fixed incomes ranging in maturity from one to 30 years. The gross average yield on fixed income bonds as of December 31, 1998, 1997 and 1996 was 6.3%, 6.8%, and 6.5%, respectively. The Company's investment policy is to buy medium term U.S. government direct and agency bonds. All bonds are considered to be "available for sale". The Company and its subsidiaries do not invest in high-yield debt instruments, defined as securities below investment grade with interest rates or yields significantly above market rates nor does the Company invest in derivatives or hedging in financial instruments.

         The Company entered into a line of credit with a bank during 1997 in the amount of $1.0 million with interest at 1% above the prime rate. The outstanding borrowing at December 31, 1997 amounted to $1.0 million. The Company repaid this amount during 1998.

         Net cash used in operating activities of $18.2 million in 1998 reflects negative cash flow from the Company's group medical business, the impact of the transition of business to HPS, and the impact of HealthAxis' AOL, CNet and Lycos payments of $9.3 million.

         In connection with the Company's outsourcing to HPS the Company received premiums, net of commissions, HPS fees and certain out of pocket expenses monthly on or before the 15th of following month. The $6.8 million change in amounts due from third party administrator represented December 1998's net cash settlement collected from HPS in January 1999.

         Change in other assets, current and deferred income taxes and other liabilities of $2.0 million related primarily to HealthAxis' payments to AOL and Lycos, net of funds received from HPS.

         Change in future policy benefits and claims of $4.3 million in the current year in comparison to the prior year reflects higher paid claim volume on the Company's group medical business and is partially offset by the change in amounts due from reinsurers.

         The Company sold an 80% interest in MMC for $4.0 million realizing a gain for the same amount during the first quarter of 1998. The Company also sold PALHIC and NIA for $5.6 million, resulting in a $1.0 million loss.

         The Company anticipates that it will fund surrenders and benefit payments along with other operating expenses by a significantly reduced level of premiums together with scheduled investment maturities and the liquidation of short and intermediate-term investments.

         The statutory capital and surplus of PILIC, was $4.8 million at December 31, 1998. At December 31, 1998, PILIC calculated its "Risk Based Capital" utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate that PILIC's adjusted capital of $5.3 million exceeded Regulatory Action Level but was below Company Action Level. PILIC's year end 1998 RBC calculation included approximately $4.8 million of RBC related to PILIC's one life group health and group life business 100% ceded to RCH effective January 1, 1999. The RBC formula estimates RBC based on a variety of historical data including 1998 net earned premium. The effects of the reinsurance agreement between PILIC and RCH on PILIC's RBC calculation will not be realized until 1999. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurers business. This formula is a primary measurement as to the adequacy of total capital and surplus of life insurance companies. Since PILIC failed to meet its RBC requirement as of December 31, 1998 it may be subject to regulatory action. Insurers failing to meet their RBC requirement may be subject to scrutiny by its domiciled insurance department and other insurance departments, which the insurer does business in, and, ultimately, rehabilitation or liquidation.

         Administrative rules and legal restrictions of state insurance departments presently prevent payment of dividends by PILIC to PAMCO without regulatory approval. Payment of dividends paid by HealthAxis to PAMCO is subject to restrictions set for in the Certificate of Designation related to HealthAxis Series A and Series B Convertible Preferred Stock and subject to restrictions set for in the Certificate of Designation related to the Series C Convertible Preferred Stock once issued. HealthAxis has not nor does it anticipate paying a cash dividend in the foreseeable future.


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

         The higher interest rates, which have traditionally accompanied inflation, also affect the Company's investment operation. The market value of the Company's fixed rate long-term investments decreases as interest rates increase.

         The Company's pre-need products include periodic adjustments to the face amount of the policy for increases in the consumer price index.

HealthAxis Expenditures and Commitments

         During 1998 HealthAxis entered into an Interactive Marketing Agreement with AOL and promotional agreements with CNet and Lycos. In connection with these agreements the Company has paid $12.24 million in cash and warrants as of December 31, 1998 and is required to pay additional amounts as described in Notes F, G and H to the Company's Consolidated Financial Statements. Additionally, the Company expects to incur significant HealthAxis costs that will require additional funding.

         In 1998, HealthAxis obtained $13.9 million in funding consisting of (i) a $750,000 fee paid by HPS in March 1998 in consideration of HPS being granted the right to administer certain of the health insurance business written by PILIC and PALHIC; (ii) a $5.0 million loan together with accrued interest from HPS to HealthAxis in May 1998, which was converted in September 1998 into 2,365,365 shares of HealthAxis common stock; (iii) the purchase by PILIC of $2.4 million of Series A Preferred Stock of HealthAxis in September 1998; (iv) the purchase by PAMCO of 682,395 shares of common stock of HealthAxis in November 1998 for $3.0 million; and (v) the purchase by AOL of $2.75 million of Series B Preferred Stock of HealthAxis in November, 1998.

         In November HealthAxis renegotiated the AOL, CNet and Lycos Agreements in order to obtain additional time needed to test its web site and secure funds. AOL, CNet and Lycos agreed to extend HealthAxis' launch date and payment of fees. In consideration for the extension HealthAxis agreed to pay AOL an additional $2 million during the initial term, $1 million during the renewal term, revise the terms of the warrants to purchase the Company's common stock from five to seven years and issue warrants to purchase the Company's and/or HealthAxis' common stock as described in Note F. Lycos agreed to reduce the fees payable by HealthAxis by $4.57 million during the first term of the Lycos Agreement and HealthAxis agreed to an approximately 30% reduction in guaranteed impressions during the first term of the Lycos Agreement.

         As of December 31, 1998 HealthAxis does not have sufficient funds to satisfy HealthAxis cash needs for 1999. HealthAxis is seeking $15 million through issuance of 2,599,653 shares of Series C Preferred Stock in order to fund payments to its marketing partners and operating expenses. No assurances can be given with regard to the success or timing of the Company's efforts in obtaining such funding. In the event that HealthAxis is unable to obtain funding or launch its web site in accordance with the AOL, CNet and Lycos agreements, HealthAxis will be in breach of one or more of those agreements. HealthAxis would forfeit all amounts paid to AOL, CNet or Lycos if it is in breach of any of the aforementioned agreements.

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

         The Company utilizes various computer software programs, operating systems and vendors whose software programs and communication links ("Computer Systems") are used in the Company's insurance and HealthAxis e-commerce businesses. For the Company's insurance business these Computer Systems include health insurance administration provided by HPS, life insurance administration, health claims discount repricing provided by First Health Group along with financial accounting and actuarial systems. For HealthAxis, these Computer Systems include the www.healthaxis.com web site, links to AOL along with the AOL online network, HPS, First Health Group, along with HealthAxis' data warehouse. In 1999, the Company expects to have links to CNet, Lycos, Snap.com as well as Carrier Partners who will offer their products through the HealthAxis web site. To the extent that the Company's Computer Systems contain source codes that are unable to appropriately interpret the Year 2000 then some level of modification, or even replacement of such applications may be necessary. The result of these Year 2000 issues may, if not corrected, have a significant negative impact on Company's business.

         The Company has begun an assessment of the Company's Year 2000 readiness and has identified applications owned by the Company, which are not Year 2000 compliant. Furthermore, the Company believes that the Computer Systems of many of its vendors or Carrier Partners that provide critical services to the Company are not currently Year 2000 compliant.

         To date, the Company has experienced very few Year 2000 problems with those problems centering on life administration processing. The cost of programming changes as of December 31, 1998 was less than $20,000. The Company is in the process of evaluating alternatives to its life administration Year 2000 issues including the modification of the life administration system at a cost yet to be estimated or the effective replacement of the system via outsourcing of the life system at an estimated incremental annual cost of approximately $300,000 per year and a one time conversion cost of approximately $300,000. The Company anticipates selecting a Year 2000 plan to address its life administration Year 2000 issues by the end of the second quarter of 1999. To date, the Company has replaced its general ledger and accounts payable accounting systems, which were not Year 2000 compliant, in January 1998 at a cost of approximately $180,000.

         The Company intends to conduct an analysis to determine whether its vendors, Carrier Partners, Distribution Partners, and other business partners (in so far as they are material to the Company's business) have any Year 2000 issues. As part of this process, the Company intends to request its vendors provide them with information regarding their progress in identifying and addressing their Year 2000 problems. Based on information reported in quarterly SEC filings, AOL and HPS anticipate being Year 2000 compliant no later than December 31, 1999 and June 30, 1999, respectively.

         To date the Company has eliminated its health administration system by outsourcing of the health administration and claims processing to HPS effective February 1998 and assigned responsibility of the oversight of HPS' health administration and claims processing along with the Company's former health agent and underwriting Computer Systems to CRLC effective December 31, 1998.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Current Independent Accountants                                 F-1

Report of Previous Independent Accountants                                F-2

Consolidated Balance Sheets - December 31, 1998 and 1997                  F-3

Consolidated Statements of Operations
  Years ended December 31, 1998, 1997 and 1996                            F-4

Consolidated Statements of Changes in Stockholders' Equity
  Years ended December 31, 1998, 1997 and 1996                            F-5

Consolidated Statements of Cash Flows
  Years ended December 31, 1998, 1997 and 1996                            F-6

Notes to Consolidated Financial Statements                        F-7 to F-41

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Provident American Corporation
Norristown, Pennsylvania


We have audited the accompanying consolidated balance sheets of Provident American Corporation and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index at
Item 14(a) of the Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident American Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



BDO Seidman LLP


1700 Market Street
Philadelphia, Pennsylvania
March 30, 1999

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident American Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note B to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" during 1995.


Coopers & Lybrand, LLP
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 11, 1997

                 Provident American Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                                                           December 31,      December 31,
(Dollars in thousands except preferred and common stock data)                                  1998              1997
                                                                                           -----------       -----------
Assets
Investments:
    Securities available for sale                                                           $  31,880          $ 45,134
    Real estate less accumulated depreciation of $182 in 1997                                       0               918
    Policy loans                                                                                  560               498
    Other invested assets                                                                         529               551
                                                                                            ---------        ----------
                           Total Investments                                                   32,969            47,101
Cash and cash equivalents                                                                      26,185            16,767
Amount due from third party administrator                                                       6,849                 0
Premiums due and uncollected                                                                    1,167             2,106
Amounts due from reinsurers                                                                    22,222            16,092
Loans receivable from officer, director and stockholder                                         1,328             1,243
Accrued investment income                                                                         420               610
Federal income taxes receivable                                                                     0             3,325
Prepaid interactive marketing expense                                                          11,655                 0
Property and equipment, less accumulated depreciation of $3,099 and $2,751                      7,950             6,804
Unamortized deferred policy acquisition costs                                                   2,106             1,499
Goodwill, less accumulated amortization of $150 and $1,973                                          0             1,193
Other assets                                                                                    3,838             1,625
                                                                                            ---------        ----------
                           Total assets                                                      $116,689          $ 98,365
                                                                                            =========        ==========

Liabilities and Stockholders' Equity
Liabilities:
Future policy benefits:
    Life                                                                                    $  42,546          $ 40,665
    Annuity and other                                                                           4,871             5,428
Policy claims                                                                                  42,481            31,109
Premiums received in advance and unearned                                                         335             2,677
Amounts due to reinsurers                                                                         501                37
Accounts payable                                                                                2,107             1,151
Accrued commissions and expenses                                                                2,384             5,451
Loans payable                                                                                   3,865             5,077
Federal income taxes                                                                            1,222               100
Ceding commission liability                                                                     5,000                 0
Other liabilities                                                                               1,945             2,661
                                                                                            ---------        ----------
                           Total liabilities                                                  107,257            94,356

Commitments and Contingencies:
Minority interest in HealthAxis.com, Inc.:
    Minority interest in HealthAxis.com, Inc. common stock                                      1,132                 0
    HealthAxis.com, Inc. preferred stock-Cumulative preferred stock, par value $1:
    authorized 5,000,000, issued 625,529                                                        2,805                 0

Stockholders' Equity:
Preferred stock, par value $1:  authorized 20,000,000 shares:
    Series A Cumulative Convertible, issued 556,600 and  580,250                                  557               580
    Series B Cumulative Convertible, none issued                                                    0                 0
Common stock, par value $.10:  authorized 50,000,000, issued 11,488,911 and 10,209,160          1,149             1,021
Common stock, Class A, par value $.10:  authorized 20,000,000, none issued                          0                 0
Additional paid-in capital                                                                     27,002            13,767
Accumulated other comprehensive income                                                            666               185
Retained earnings                                                                             (23,879)          (11,468)
                                                                                            ---------        ----------
                                                                                                5,495             4,085
Less common stock held in treasury, at cost, 36,300 shares in 1997                                  0               (76)
                                                                                            ---------        ----------
                           Total stockholders' equity                                           5,495             4,009
                                                                                            ---------        ----------
                           Total liabilities and stockholders' equity                        $116,689          $ 98,365
                                                                                            =========        ==========

            See notes to condensed consolidated financial statements.

       Provident American Corporation and Subsidiaries
            Consolidated Statements of Operations

                                                                            Years Ended December 31,
(Dollars in thousands, except per share data)                          1998         1997         1996
                                                                    ---------    ---------    ---------
Revenue:
Premium:
     Accident and health, gross                                     $ 110,726    $  87,712    $  57,195
     Life and annuity, gross                                            8,807        9,555       11,308
                                                                    ---------    ---------    ---------
              Total gross premium                                     119,533       97,267       68,503
                                                                    ---------    ---------    ---------

     Accident and health reinsurance ceded                             49,667       39,548       25,670
     Life and annuity reinsurance ceded                                   249          473       (1,873)
                                                                    ---------    ---------    ---------
              Total reinsurance ceded                                  49,916       40,021       23,797
                                                                    ---------    ---------    ---------
     Net premium                                                       69,617       57,246       44,706

Net investment income                                                   3,764        3,487        3,280
Realized gains on investments                                             270          750        2,100
Realized gain on the sale of subsidiaries, net                          3,002            0            0
Ceding allowance net of policy acquisition costs                          799            0            0
Other revenue                                                              47          547        1,661
Litigation settlement, net of expenses                                      0            0       22,400
                                                                    ---------    ---------    ---------
              Total revenue                                            77,499       62,030       74,147
                                                                    ---------    ---------    ---------

Benefits and expenses:
Death and other policy benefits:
     Life                                                               5,707        6,112        4,396
     Accident and health, net of reinsurance                           47,509       38,981       18,963
     Annuity contracts and other considerations                           353          737        1,137
     Increase in liability for future policy benefits                   1,811        1,896        6,474
Commissions, net of ceding allowance and
     deferred acquisition costs                                         7,139        6,813        7,855
Other operating expenses, net of ceding allowance
     and deferred acquisition costs                                    25,823       15,301       11,716
Amortization of deferred policy acquisition costs                       2,049       10,943          584
Depreciation and amortization of goodwill                               1,010        4,261          505
                                                                    ---------    ---------    ---------
              Total benefits and expenses                              91,401       85,044       51,630
                                                                    ---------    ---------    ---------

(Loss) income before income taxes and minority interest               (13,902)     (23,014)      22,517
Provision (benefit) for income taxes:
     Current                                                           (1,030)      (5,205)       6,816
     Deferred                                                               0          616         (419)
                                                                    ---------    ---------    ---------
              Total income taxes                                       (1,030)      (4,589)       6,397
                                                                    ---------    ---------    ---------
Net (loss) income before minority interest                            (12,872)     (18,425)      16,120
Minority interest net loss of subsidiary                                  716
                                                                    ---------    ---------    ---------
              Net (loss) income                                       (12,156)     (18,425)      16,120
Dividends on preferred stock                                              254          148          194
                                                                    ---------    ---------    ---------
              Net (loss) income applicable to common stock          $ (12,410)   $ (18,573)   $  15,926
                                                                    =========    =========    =========
(Loss) income per share of common stock
     Basic                                                          $   (1.20)   $   (1.84)   $    1.66
                                                                    =========    =========    =========
     Diluted                                                        $   (1.20)   $   (1.84)   $    1.36
                                                                    =========    =========    =========
Common shares and equivalents used in computing (loss) income per share
     Basic                                                             10,331       10,090        9,610
     Diluted                                                           10,331       10,090       11,674

                 See notes to consolidated financialstatements.

       Provident American Corporation and Subsidiaries
 Consolidated Statements of Changes in Stockholders' Equity


                                             Preferred Stock          Common Stock        Additional
                                            ------------------     ------------------      Paid-In
                                            Shares      Amount     Shares      Amount      Capital
                                            ------      ------     ------      ------      -------
(Dollars in thousands)
BALANCE, DECEMBER 31, 1995                  1,006      $ 1,006      9,260    $    926     $ 10,166
Comprehensive income:
     Net income (loss) 1996
     Other comprehensive income (loss)
Comprehensive income
Conversion of Series B Cumulative
     Preferred stock                         (426)        (426)       426          43          383
Retirement of treasury stock                                         (100)        (10)        (234)
Stock options and warrants exercised                                  204          20          625
Compensation expense on stock issuance                                 15           2          153
     and stock option grants
Issuance of common stock in connection                                274          27        1,852
    with acquisition of business
Cash dividends declared on preferred
    stock
                                              ---      -------     ------     -------      -------
BALANCE, DECEMBER 31, 1996                    580          580     10,079       1,008       12,945

Comprehensive income:
     Net income (loss) 1997
     Other comprehensive income (loss)
Comprehensive income
Stock options and warrants exercised                                   30           2           96
Compensation expense on stock issuance                                100          11          478
Compensation expense on stock option                                                           248
    grants
Cash dividends declared on preferred
    stock
                                              ---      -------     ------     -------      -------
BALANCE, DECEMBER 31, 1997                    580          580     10,209       1,021       13,767

Comprehensive income:
     Net income (loss) 1998
     Other comprehensive income (loss)
Comprehensive income
Issuance of common stock                                              410
Stock options and warrants exercised                                  882          89        2,991
Increase in net assets in                                                                    4,210
HealthAxs.com, Inc.
Warrants issued                                                                              4,469
Conversion of Preferred Stock                 (23)         (23)        24           2           21
Conversion of Treasury Stock                                          (36)         (4)         (73)
Cash dividends declared on preferred
    stock
                                              ---      -------     ------     -------      -------
BALANCE, DECEMBER 31, 1998                    557      $   557     11,489     $ 1,149      $26,309
                                              ===      =======     ======     =======      =======


                                                              Accumulated
                                                 Retained        Other         Treasury
                                                 Earnings    Comprehensive      Stock
                                                (Deficit)    Income (Loss)     (at cost)       Total
                                                ---------    --------------    ---------       -----
(Dollars in thousands)
BALANCE, DECEMBER 31, 1995                    $   (8,821)        $   467     $    (320)     $   3,424
Comprehensive income:
     Net income (loss) 1996                       16,120                                       16,120
     Other comprehensive income (loss)                                24                           24
                                                                                            ---------
Comprehensive income                                                                           16,144
                                                                                            ---------
Conversion of Series B Cumulative
     Preferred stock                                                                                0
Retirement of treasury stock                                                       244              0
Stock options and warrants exercised                                                              645
Compensation expense on stock issuance                                                            155
     and stock option grants
Issuance of common stock in connection                                                          1,879
     with acquisition of business
Cash dividends declared on preferred                (194)                                        (194)
     stock
                                               ---------         -------     -----------    ---------
BALANCE, DECEMBER 31, 1996                         7,105             491           (76)        22,053

Comprehensive income:
     Net income (loss) 1997                      (18,425)                                     (18,425)
     Other comprehensive income (loss)                              (306)                        (306)
                                                                                            ---------
Comprehensive income                                                                          (18,731)
                                                                                            ---------
Stock options and warrants exercised                                                               98
Compensation expense on stock issuance                                                            489
Compensation expense on stock option                                                              248
     grants
Cash dividends declared on preferred                (148)                                        (148)
     stock
                                               ---------         -------     -----------    ---------
BALANCE, DECEMBER 31, 1997                       (11,468)            185           (76)         4,009

Comprehensive income:
     Net income (loss) 1998                      (12,156)                                     (11,463)
     Other comprehensive income (loss)                               481                          481
                                                                                            ---------
Comprehensive income                                                                          (10,982)
                                                                                            ---------
Issuance of common stock                                                                        1,657
Stock options and warrants exercised                                                            3,080
Increase in net assets in                                                                       4,210
HealthAxs.com, Inc.
Warrants issued                                                                                 3,776
Conversion of Preferred Stock                                                                       0
Conversion of Treasury Stock                                                        76              0
Sale of Subsidiaries                                                                                0
Cash dividends declared on preferred                (255)                                        (255)
     stock
                                               ---------         -------     -----------    ---------
BALANCE, DECEMBER 31, 1998                     $ (23,186)        $   666     $       0      $   5,495
                                               =========         =======     ===========    =========

                                       F-5

                 Provident American Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                     (Dollars in thousands)                          Years Ended December 31,
Cash flows from operating activities                             1998        1997        1996
                                                               --------    --------    --------
    Net income (loss)                                          $(12,156)   $(18,425)   $ 16,120
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
       Issuance of common stock                                     106          --          --
       Depreciation and amortization                              1,622       4,286         515
       Equity securities received from litigation settlement                            (19,400)
       Net realized (gain) on investments                          (270)       (750)     (2,100)
       Net realized (gain) on sale of subsidiary                 (3,002)
       Issuance of warrants                                       1,314
       Write off goodwill                                         1,193
       Net Loss Minority Loss                                      (716)
       Interest on Loan Conversion                                  953
       Decrease (increase) in
          Premium due and uncollected, unearned
           premium and premium received in advance               (1,403)        130         971
          Prepaid interactive marketing expense                  (9,300)
          Due to/from reinsurers                                 (5,666)     (7,520)     (2,112)
          Due from third party administrator                     (6,849)
          Deferred policy acquisition costs, net                   (607)      1,641      (2,154)
          Accrued investment income                                 190         226        (186)
          Other assets, current and deferred income
           taxes and other liabilities                            2,474     (3,222)       (969)
          Accrued commissions and expenses                       (3,067)      1,272       1,906
          Ceding commission liability                             5,000
          Future policy benefits and claims                      12,696      16,951       8,528
                                                               --------    --------    --------
    Net cash provided by (used) operating activities            (17,488)     (5,411)      1,119
                                                               --------    --------    --------
Cash flows from investing activities
    Purchases of bonds                                           (2,674)    (25,128)    (24,861)
    Purchase of equity securities                                   (99)       (100)     (1,194)
    Sale of bonds                                                11,244      35,879      16,719
    Sale of equity securities                                        24       4,420      18,504
    Sale of subsidiaries                                          9,853
    Sale of investment in real estate                             1,162
    Maturity of investments and loans                                14         250         645
    Loans to officer, director and shareholder                      (85)     (1,032)       (461)
    Purchases of property and equipment                          (1,960)     (3,206)       (745)
    Acquisition of businesses, net of cash
                                                               --------    --------    --------
    Net cash from investing activities                           17,479      11,083       4,862
                                                               --------    --------    --------
Cash flows from financing activities
    Withdrawals from contractholder deposit funds                  (248)       (589)     (1,797)
    Proceeds from note payable                                        0       5,039          78
    Repayments of notes payable                                  (1,212)       (260)       (745)
    Issuance of common stock                                      1,657         835         733
    Exercise of stock options                                     1,680           0           0
    Issuance of HealthAxis.com, Inc. preferred stock              2,699           0           0
    Issuance of HealthAxis.com, Inc. convertible note             5,000           0           0
    Dividends paid on preferred and common stock                   (148)       (148)       (194)
                                                               --------    --------    --------
    Net cash from financing activities                            9,427       4,877      (1,925)
                                                               --------    --------    --------

    Increase (decrease) in cash and cash equivalents              9,418      10,549       4,056
    Cash and cash equivalents, beginning of period               16,767       6,218       2,162
                                                               --------    --------    --------
    Cash and cash equivalents, end of period                   $ 26,185    $ 16,767    $  6,218
                                                               --------    --------    --------
Supplemental disclosure of cash flow information:
    Interest paid                                              $    416    $     97    $     56
    Income taxes pad (refunded), net                           $ (5,218)   $ (1,490)   $  6,330
Non-cash financing Activities:
    Issuance of warrants                                       $  3,428
    Exercise of options                                        $  1,400
Non cash investing activities:
    In 1997, the Company incurred capital lease obligations
    in connection with the acquisition of certain equipment
    in 1996, the Company issued stock in connection with
    certain business acquisitions described in Note C and
    received stock in connection with a litigation settlement
    described in notes

                 Provident American Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 1998

(Dollars in thousands, except per share amounts)

Note A - Nature of Operations

         Provident American Corporation ("PAMCO") is a Pennsylvania corporation organized in 1982 and regulated as an insurance holding company by the states in which its wholly owned insurance subsidiary are licensed. The operations of PAMCO and its subsidiaries (the "Company") are principally those of its majority-owned subsidiary HealthAxis.com, Inc. ("HealthAxis") and its insurance operations. PAMCO's insurance operations are conducted through its wholly owned life insurance company Provident Indemnity Life Insurance Company ("PILIC") and PILIC's subsidiaries which during 1996 through 1998 were Provident American Life and Health Insurance Company ("PALHIC"), Montgomery Management Corporation ("MMC") and NIA Corporation ("NIA"). Hereinafter, PAMCO and all of its subsidiaries are collectively referred to as the Company and PILIC and all of its subsidiaries are referred to as the Company's Insurance Operations. During 1998, the Company sold 80% of MMC's outstanding common stock and on December 31, 1998 sold 100% of the outstanding common stock of PALHIC and NIA.

Note B - Significant Accounting Policies

         Principles of consolidation: The consolidated financial statements of PAMCO and subsidiaries have been prepared in accordance with generally accepted accounting principles (GAAP) and include the accounts of PAMCO and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

         Bonds and equity securities are classified as "available-for-sale", reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes.

         Real estate is stated at cost, less accumulated depreciation; policy loans are stated at the aggregate unpaid principal balances.

         Cash equivalents consist of highly liquid investments with maturities of three months or less from date of purchase. The Company maintains its cash accounts at several commercial and savings banks. Cash accounts at each bank are insured by the Federal Deposit Insurance Corporation for up to $100,000. During the year, uninsured balances at times exceed insured limits.

         Credit risk: Insurance is written by the Company primarily throughout the Commonwealth of Pennsylvania. The Company performs ongoing credit and risk evaluations of its brokers, insureds and reinsurers.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

         Realized gains and losses (including provisions for market declines considered to be other than temporary) are included in the determination of net income (loss) as revenues. The cost of investments sold is determined on a specific identification basis.

         Prepaid interactive marketing expense represents cash and other consideration paid to AOL, Cnet and Lycos for exclusivity and advertising impressions related to services to be provided to the Company under the terms of the respective marketing agreements. Prepayments related to exclusivity are amortized on a straight-line basis over the respective contract term. Prepayments related to advertising impressions are expensed as impressions are delivered under the respective agreements.

         Deferred policy acquisition costs are costs, which vary with and in direct proportion to new business volume and include excess first year commissions, policy issue and underwriting expenses net of application fees and reinsurance ceding allowances. Accordingly, policy acquisition costs are deferred and amortized in order to match the costs of writing new business against the expected future revenues. Amortization of deferred policy acquisition costs relating to managed care business ("The Provident Solution" and HealthQuest) are established when polices are issued. It is based on projected premium over a four-year period incorporating current lapse experience and for life insurance business based on the same projected premium assumptions used in computing reserves for future policy benefits. Effective December 31, 1998, all unamortized policy acquisition costs for the Company's managed care business was netted against the ceding commission received as described in Note E - Reinsurance of Inforce Group Medical and Group Life Inforce. Unamortized costs relate to the Company's individual life business and are compared to the estimated future profitability for these products. If the unamortized costs exceed the estimated future profitability for these products, the unamortized cost will be written down to equal the estimated future profitability. The Company's estimates of future profitability consider investment income.

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

         Start-Up Costs: In accordance with AICPA statement of position No. 98-5 "Reporting on the Costs of Start-Up Activities", Start-Up Cost have been expensed as incurred.

         Goodwill represents the excess of the Company's purchase price over the fair value of the net assets acquired and is being amortized on a straight line basis over 10-20 years. The Company continually monitors the net realizable value of goodwill and recognizes a charge to expense when it is determined that a permanent impairment exists. During 1997 the Company determined the goodwill associated with the NIA and CSE acquisitions were impaired as a result of the outsourcing agreement with HPS described in Note Z and was written off. On December 31, 1998, the Company sold PALHIC and included the remaining goodwill in the determination of the realized gain on the sale of subsidiaries as described in Note C.

         Income taxes: The Company files a consolidated federal income tax return, which allocates income taxes based upon the taxable income of the companies included in the return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

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

         Policy claims: The liability for life and health policy claims is based upon the aggregate of claim estimates for reported and unreported losses based upon the Company's experience. The methods for making such estimates and establishing the resulting liabilities are continually revised and updated and any changes resulting therefrom are immediately charged or credited to income
(loss) in the periods in which they are made. As a result of various reserving factors, including higher lapse rates, policy changes, and claims processing problems as described in Note T, the Company provided additional reserve strengthening of approximating $6,000 during the fourth quarter by 1998.

         Reinsurance: The Company uses reinsurance to limit the impact of large losses by spreading the risk, and therefore limiting adverse claims experience. A significant portion of the reinsurance is effected under co-insurance and/or quota-share reinsurance contracts and, in some instances, by excess-of-loss reinsurance contracts. The Company's consolidated statements of operations present premium on a gross basis before reinsurance ceded together with the ceded premiums while policy benefits are presented net of reinsurance and commissions are presented net of reinsurance allowances.

         Earnings (loss) per share of common stock: The Company presents basic and diluted earnings per share. Equivalents including warrants, stock options, and preferred stock were anti-dilutive in 1998 and 1997.

         Reclassifications and restatement of prior year amounts: Certain prior year amounts have been reclassified to conform to the current year's presentation.

         Impairment of Long-lived Assets: Long-lived assets and certain identifiable intangibles including goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31,1998 no assets were deemed to have been impaired. During 1997 the Company wrote off certain computer hardware, equipment, software and goodwill as described in Note Z.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

         In 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of unrealized appreciation and deprecations on available for sale securities, which prior to adoption were reported separately in shareholders equity.

         Recent accounting standards: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on it financial position or results of operations.

         The American Institute of Certified Public Accountants issued Statement of Position No. 97-3 ("SOP 97-3"), "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". SOP 97-3 provides guidance for determining whether an entity should recognize a liability for guaranty-fund and other assessments. In addition to the disclosure requirements, SOP 97-3 provides guidance on how to measure the liability and criteria for when an asset may be recognizd for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998. Management believes that this accounting pronouncement will not have a material impact on the Company's financial statements.

Note C - Acquisitions of Subsidiaries and Business

        Effective March 1, 1996, PILIC acquired all of the issued and outstanding stock of Union Benefit Life Insurance Company, a Pennsylvania stock life insurance company, ("UBLIC") for an amount equal to its adjusted capital and surplus (approximately $3,750), $500 in cash, plus the issuance of 100,000 shares of PAMCO's common stock. The shares issued are registered securities but have trading restrictions attached. The Company has changed UBLIC's name to PALHIC. Concurrently, the Company, PALHIC and PILIC entered into an agreement for the purchase and sale of the PALHIC business with Life and Health Insurance Company of America, a Pennsylvania insurer ("LHI"), pursuant to which all of the insurance business of PALHIC was purchased by LHI immediately prior to the purchase of the PALHIC stock by PILIC. The purchase price payable by LHI to PALHIC for the purchase of the PALHIC business was $1,800. PALHIC is licensed to transact life, accident and health insurance in forty (40) states and the District of Columbia. PALHIC began underwriting the Company's life, accident and health insurance products in 1997. This transaction was accounted for as a purchase . On December 31, 1998 the Company sold all of the outstanding shares of PALHIC to Central Reserve Life Insurance Company ("CRLC") for $5,600 which approximates PALHIC's capital and surplus. The Company recognized, loss of approximately $1,300 on the sale of PALHIC.

        Effective May 1, 1996, the Company acquired all of the issued and outstanding stock of NIA Corporation ("NIA"), d/b/a National Insurance Administrators, and its wholly owned subsidiary, American Brokerage Corporation ("ABC") from MidAmerica Mutual Life Insurance Company ("MAM") for $254 of cash and 50,000 shares of PAMCO's common stock. NIA and ABC are Colorado corporations. NIA, a third party administrator, and ABC, an insurance marketer, collectively design, market and service private-label health insurance plans. As a part of this transaction, PILIC assumed approximately 3,500 in-force "HealthQuest" medical policies originally underwritten by MAM and its subsidiaries. This transaction was accounted for as a purchase. On December 31, 1998 the Company sold all of the outstanding shares of NIA to CRLC. The Company recognized a gain of approximately $300 on the sale of NIA.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



        Effective January 1996, the Company acquired all of the stock of Richard
E. Field & Associates, Inc., d/b/a REF & Associates, Inc. ("REF"), for 610,000 shares of PAMCO's common stock. REF, a California corporation, is engaged in marketing certain life and health insurance products of PILIC. This transaction was accounted for as a pooling of interests. REF did not conduct any business in 1998.

        On August 15, 1996, the Company acquired Coastal Services Eastern, Inc. ("CSE") for 123,937 shares of the Company's common stock. CSE's sole business was providing the Company with policy and claims administration at the Company's facility using CSE's administration system along with its employees. This transaction was accounted for as a purchase.
CSE did not conduct any business in 1998.

         In February 1998 the Company sold for $4,000, 49% of Montgomery Management Corporation ("MMC") Common Stock along with a warrant to purchase an additional 31% of MMC's Common Stock for one dollar. During the fourth quarter of 1998 the buyer exercised the warrant to purchase the additional 31% of MMC's Common Stock for $8. The Company recognized a $4,008 pre-tax gain on the sale of MMC and now accounts for MMC on the equity basis of accounting. PILIC, continues to assume via reinsurance approximately 30% of the premiums, benefits and expenses of the stop-loss business administered by MMC.

Note D - Losses and Uncertainties

         The Company has incurred costs to develop and enhance its technology, to create and introduce its website, to establish marketing, insurance carrier and claims administration relationships. As a result, the Company has incurred significant losses and expects to continue to incur losses on a quarterly basis at least through 2000. The Company currently intends to increase, substantially, its operating expenses as a result of the Company's strategic alliances, to fund increased sales and marketing, to enhance its existing web site and to fund increased salaries and other costs. Consequently, the Company expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its Internet-based health insurance business.

         HealthAxis is offering approximately $15,000 of Series C Preferred Stock solely to "accredited investors" (as defined in Rule 501 of Regulation D under the Securities Act) of which $8.8 million was received on March 30, 1999. The net proceeds from the sale of the Series C Preferred Stock are anticipated to be $14,000 and will be used to fund amounts due under the Company's strategic alliance agreements with AOL, Lycos and CNet through the end of fiscal 1999 and the balance will be used for working capital and other general corporate purposes. Although no assurance can be given that the Company will complete the offering of Series C Preferred Stock for the maximum amount offered, the Company believes that the $14,000 net proceeds together with its current cash and cash equivalents will be sufficient to fund current operations and amounts due to AOL, Cnet and Lycos in the near term. However, subsequent equity or debt financings may be necessary after 1999 to enable the Company to continue to implement its current business strategy. See Note BB.

         Management believes the sale of PALHIC, MMC and the reinsurance of the group medical business will enable the Company to more sharply focus its efforts on its remaining insurance operations including military life, stop loss and HealthAxis.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



Note E - Investments and Financial Instruments

Available-for-sale securities consisted of the following:


                                                                            December 31, 1998
                                         ---------------------------------------------------------------------------------------
                                                              Amortized                 Unrealized                   Reported
           Type of Investment                    Cost             Cost            Gains            Losses           Fair Value
           ------------------                    ----             ----            -----            ------           ----------
Fixed maturities:
     United States Government
         and Agencies                        $ 28,315          $ 28,331        $    909            $   16           $ 29,224
     Public Utilities                             292               293              12                 0                305
     Corporate                                  2,211             2,231             121                 1              2,351
                                             --------          --------         -------            ------           --------

         Total fixed maturities              $ 30,818          $ 30,855         $ 1,042            $   17           $ 31,880
                                             ========          ========         =======            ======           ========


                                                                            December 31, 1997
                                         ---------------------------------------------------------------------------------------
                                                              Amortized                 Unrealized                   Reported
           Type of Investment                    Cost             Cost            Gains            Losses           Fair Value
           ------------------                    ----             ----            -----            ------           ----------
Fixed maturities:
     United States Government
         and Agencies                        $ 42,114          $ 42,079        $    428           $   198           $ 42,309
     Public Utilities                             788               790               8                 0                798
     Corporate                                  1,960             1,976              52                 0              2,027
                                             --------          --------         -------            ------           --------
         Total fixed maturities              $ 44,862          $ 44,845        $    488           $   198           $ 45,134
                                             ========          ========        ========           =======           ========

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)




         Summary of net changes in unrealized appreciation and depreciation of investment securities was as follows:


                                                                                 Year ended
                                                           December 31,          December 31,
                                                         1998       1997       1998       1997
                                                       -------    -------    -------    -------
Net Unrealized Appreciation (Depreciation) on Bonds
Unrealized gains (losses), pre-tax
     Gains                                             $ 1,042    $   487    $   555    $    99
     Losses                                                (17)      (198)       181        463
                                                       -------    -------    -------    -------
     Net gains (losses)                                  1,025        289        736        562
Deferred federal income tax (provision) benefit           (359)      (101)      (258)      (197)
                                                       -------    -------    -------    -------
Net unrealized appreciation (depreciation) of bonds    $   666    $   188    $   478    $   365
                                                       =======    =======    =======    =======

Net Unrealized Appreciation (Depreciation) on Stocks
Unrealized gains (losses), pre-tax
     Gains                                             $     0    $     0    $     0    $(1,311)
     Losses                                                  0         (4)         4        278
                                                       -------    -------    -------    -------
     Net gains (losses)                                      0         (4)         4     (1,033)
Deferred federal income tax (provision) benefit              0          1         (1)       362
                                                       -------    -------    -------    -------
Net unrealized appreciation (depreciation) of bonds    $     0    $    (3)   $     3    $  (671)
                                                       =======    =======    =======    =======


         Changes in fair value of bonds were generally attributable to changes in interest rates. The Company's bond investments are comprised of high-quality investment-grade securities.

         Fair values of bond investments in good standing are principally a function of current interest rates, which are not considered in computing related future liabilities to contract holders. The presentation of estimated values for assets based on current interest yields without a corresponding revaluation of contract holder liabilities can be misinterpreted.

         The Company has various financial assets and liabilities (including cash and invested assets, future policy benefits and notes payable) outstanding at December 31, 1998. Management believes that the book value of these financial instruments approximates their fair values because such instruments carry interest rates which approximate market or the amounts involved are not material.

         Bond investments on deposit as required by regulatory agencies were valued at approximately $8,846 at December 31, 1998. In addition, approximately $1,210 of bonds or other interest bearing deposits have been placed in escrow with a bank in connection with certain reinsurance agreements (see note W).

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)





         The amortized cost and recorded fair value of bonds at December 31, 1998, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                   Amortized      Recorded Fair
                      Contractual Maturity           Cost             Value
                      --------------------         ---------      -------------
         Within one year                            $    241          $    254
         After one year but within five years         13,185            13,548
         After five years but within ten years         8,787             9,335
         Over ten years                                5,126             5,168
                                                    --------          --------
                                                      27,339            28,305
         Mortgage-backed securities                    3,516             3,575
                                                    --------          --------
                                                    $ 30,855          $ 31,880
                                                    ========          ========

         Proceeds from sales of debt securities during 1998, 1997 and 1996 were $11,245, $35,848 and $16,719, respectively. Gross gains of $0, $455 and $200 in
1998, 1997 and 1996, respectively, and gross losses of $0, $92 and $123 in 1998, 1997 and 1996, respectively, were realized on those sales.

         Equity securities representing 100,000 shares of National Media Corp. and 108,119 shares of Loewen common stock (acquired as a result of litigation) were sold during 1997.

         Net investment income consisted of the following:

                                          1998      1997        1996
                                        -------    -------    -------
            Bonds                       $ 2,636    $ 3,293    $ 3,072
            Equity securities               293         14         39
            Mortgage loans                   21         27         28
            Real estate                     386        250        160
            Policy loans                     75         19         22
            Cash and cash equivalents       482        329        244
            Other                            72        116         36
                                        -------    -------    -------
                                          3,965      4,048      3,601
            Investment expenses            (201)      (561)      (321)
                                        -------    -------    -------
            Net investment income       $ 3,764    $ 3,487    $ 3,280
                                        =======    =======    =======

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



Note F - AOL Interactive Marketing Agreement

         HealthAxis's Amended and Restated Interactive Marketing Agreement ("IM Agreement") with AOL, dated November 13, 1998, provides that HealthAxis will be the exclusive third-party direct marketer of managed-care and indemnity health insurance policies, dental insurance, vision insurance, prescription coverage, critical care insurance and long-term care insurance coverage and, subject to certain restrictions, the non-exclusive third party marketer of life and long-term disability (collectively, the "Products") for individuals and groups of less than fifty individuals in the United States via AOL's online service. Under the IM Agreement, AOL will advertise the Products to its subscribers on AOL's online network and the Products will be sold online through HealthAxis's web site. The amount of promotions that AOL will provide HealthAxis is contingent upon HealthAxis's ability to offer policies in all of the fifty states, the quality of the policies offered, the adherence of HealthAxis to AOL's standards and other similar factors. The IM Agreement's initial term ends January 31, 2000, and can be extended for a renewal term of two additional years at HealthAxis's election. Upon expiration of both the initial and the renewal terms, AOL may renew the IM Agreement for additional one-year terms. See Note AA

         Under the terms of the IM Agreement, HealthAxis shall make payments to AOL of $10,000 for the initial term (of which $8,500 has been paid and is accounted for as prepaid interactive marketing expense and the remaining $1,500 is due during 1999) and $33,500 due in 2000 for the renewal term. HealthAxis also has agreed to pay administrative fees to AOL if approved applications exceed certain thresholds. See Note AA

         Under the original IM Agreement, PAMCO issued to AOL warrants to purchase 300,000 shares of PAMCO's common stock at an exercise price of $4.48 per share for a period of seven years. In addition, warrant agreements executed in connection with the amendment of the IM Agreement provide that AOL shall receive immediately exercisable warrants to purchase 300,000 shares of HealthAxis's or PAMCO's common stock, or any combination thereof, for an aggregate of 300,000 shares. The exercise price of the warrant to purchase shares of PAMCO's common stock is $3.38 per share and is exercisable for a period of nine years commencing November 13, 1998. The warrants to purchase shares of HealthAxis's common stock has an exercise price of $1.77 per share and are exercisable for a period of nine years commencing November 13, 1998. The fair value of these warrants (approximately $2,651) was accounted for as a capital contribution from PAMCO and a prepaid interactive marketing expense. If HealthAxis renews the IM Agreement, then PAMCO will issue warrants to AOL for the purchase of up to 300,000 additional shares of PAMCO's common stock at an exercise price of $5.15. These warrants shall be exercisable for a period of seven years commencing April 1, 2000, vesting quarterly. HealthAxis and PAMCO also granted AOL (including any transferee or successor thereof) certain registration rights with respect to shares of HealthAxis' and PAMCO's common stock acquired upon the exercise of the warrants granted to AOL.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Note G - CNet Promotional Agreement:

          HealthAxis's amended agreement with CNet provides that CNet will promote HealthAxis as its exclusive provider of medical and PPO, dental, vision, prescription, long term care, and long term disability insurance through the Internet and television, for a total approximating $2,400 (of which $500 has been accounted for as advertising and promotional expense). The balance of $1,900 will be paid in two increments of $1,008 (in 1999) and $882 (in 2000) and accounted for as prepaid interactive marketing expense and amortized over the initial term of the agreement. HealthAxis may, at its option, extend the agreement during a renewal term until March 31, 2001 by paying CNet an additional $7,500 of which $1,875 and $5,625 would be due in 2000 and 2001, respectively. In addition, HealthAxis shall pay to CNet certain fees based upon the success of sales from the co-branded web site.

         Since signing the original agreement CNet and Snap.Com have become separate entities. Consequently, CNet and Snap.Com have extended an offer whereby they are requesting HealthAxis to separate the CNet agreement into two agreements with CNet and Snap.Com. If the agreement is split, the payments as discussed above will remain substantially the same. HealthAxis is currently negotiating with both companies and has a verbal agreement to suspend the payments due in 1999 until such time as the new arrangement can be mutually agreed upon.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)




Note H - Lycos Promotional Agreement

         HealthAxis's amended agreement with Lycos provides that Lycos will make HealthAxis the exclusive provider of medical, HMO, PPO, indemnity, dental, vision, prescription, long term care, and long term disability insurance through the Internet, for total payments approximating $9,060 (of which $800 has been paid and accounted for as prepaid interactive marketing expense) during the term of the agreement which shall extend for twenty-four months from the launch of the co-branded version of HealthAxis's site expected to be on or about May 31, 1999. Of the remaining $8,260 payments to Lycos, $1,275, $5,345 and $1,640 are due in 1999, 2000 and 2001, respectively. In addition, HealthAxis shall pay to Lycos certain fees based upon the success of sales from the co-branded web site.

Note I - HPS E-Commerce Agreement

         On May 29, 1998, HealthAxis, PAMCO, and Provident Health Services, Inc. ("PHS"), a wholly-owned subsidiary of PAMCO, entered into an Internet claims administration agreement with HPS (the "E-Commerce Agreement") which provides HPS with the right to be the exclusive administrator of all insurance business sold over HealthAxis' web site and any other form of electronic commerce ("e-commerce") used by HealthAxis underwritten by PILIC and PALHIC during the term of the E-Commerce Agreement. HealthAxis also agreed to use its best efforts to provide HPS with the right of first refusal to provide claims administration services for insurance business sold by HealthAxis but not underwritten by PILIC and PALHIC that may require the services of a third party administrator.

         Under the terms of the E-Commerce Agreement, HealthAxis is required to pay HPS 4% of the transaction fee revenue (the "License Fees") generated from insurance companies whose products are available for sale through HealthAxis ("Carrier Partners") for various services to be provided, including but not limited to, a transaction fee on each item of e-commerce transacted through HealthAxis web site, excluding docking, advertising, front holding fees and other fees for the right to participate in the sale of insurance products over the HealthAxis web site or any other form of e-commerce, during the term of the E-Commerce Agreement.

         In the event of a change in control or an initial public offering by HealthAxis, the Company will have the right to terminate HPS' right to License Fees by paying HPS the lower of: (i) eight times the HPS License Fees earned by HPS in the two quarters prior to the change in control as defined in the E-Commerce Agreement or initial public offering, or (ii) the projected License Fees based on the pro forma projections used for purposes of an HealthAxis public offering or spin-off from PAMCO.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         Under the E-Commerce Agreement, HealthAxis received from HPS $750 as an off-set against the fees paid to AOL as provided in the IM Agreement which was accounted for as a deferred credit and amortized as a reduction to advertising and promotional expense over the term of the E-Commerce Agreement. In addition, PAMCO issued to HPS warrants to purchase 100,000 shares of PAMCO's common stock at an exercise price of $9.00 per share, for a period of two years. In the event that PAMCO issues any warrants after the effective date of the E-Commerce Agreement and before six months following the effective date of the E-Commerce Agreement (excluding warrants or options issued to employees, consultants, or other interactive marketing partners), having an exercise price lower than $9.00 per share, PAMCO agrees that the exercise price per share shall be reduced to such lower exercise price. The E-Commerce agreement shall further provide that PAMCO shall have the right, upon 30 days notice, to cancel any unexercised warrants in the event that the average weekly last-sale price for shares of PAMCO common stock over any consecutive eight week period exceeds $12.825. The fair value of the warrants (approximately $160) was accounted for as a capital contribution from PAMCO and a reduction of the deferred credit.



Note J - Prepaid Interactive Marketing Expense

         As described in Notes F, G and H HealthAxis has made payments and issued warrants aggregating $12,240 which have been charged to prepaid interactive marketing expense. These payments and warrants issued under the terms of the respective agreements with AOL, Cnet and Lycos represent exclusivity and impression advertising costs of $3,527 and $8,713, respectively. Included in advertising and promotional expense is amortization of prepaid interactive marketing expense of $585 consisting of exclusivity expense and impression advertising of $381 and $204, respectively.

Note K - Deferred Policy Acquisition Costs

         Effective December 31, 1998, all remaining unamortized policy acquisition costs for the Company's group medical products sold or reinsured during 1998 was netted against the ceding commission received as described in Note W. Accordingly, deferred policy acquisition costs as of December 31, 1998 and 1997 relate only to the Company's individual life business. Based on an analysis by the Company's appointed actuary, management believes the estimated future profitability of the individual life business exceeds the unamortized deferred policy acquisition costs for life products.

Note L - Loans Receivable - Officer and Director and Shareholder

         Loans receivable, of related parties interest at rates ranging from 5.33% to 9.5%, are generally due in April 2000 and collateralized primarily by the Company's common stock.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



Note M - Loans Payable and Capital Lease Obligations

         The Company has a bank line of credit aggregating $1,000 and bearing interest at 1% above the prime rate. Average borrowings approximated $83 and $131 in 1998 and 1997, respectively, and the weighted average interest rate was approximately 5.0% and 6.7% in 1998 and 1997, respectively. The maximum amount borrowed was $1,000 in both years.

         As described in Note Z, the Company received $5,000 from HPS, which has been accounted for as a loan payable discounted at the Company's recent historical borrowing rate of 9.25%. The net discounted loan of $3,865 is payable in 60 monthly installments of $95 including principal and interest commencing in March 1998.

         During 1997, the Company entered into capital lease obligations with Harleysville National Bank in the amount of $1,390 on data processing and other equipment which are included in property and equipment. The obligation in 1998 and 1997 was $840 and $1,151, respectively, with $101 and $92, respectively of interest being paid on these leases.

Note N - Income Taxes

     Significant components of deferred taxes consisted of the following:

                                                      1998        1997
                                                      -----        ----
    Deferred tax assets:
           Policy reserves                          $  2,542    $  2,589
           Policy acquisition costs                        0          51
           Advance premiums                                2         427
           Post employment benefits                      207         207
           Net operating loss carryforwards            5,308         944
           Accrued expense                                49         366
           Unearned ceding commission                  1,750        --
           Goodwill related to NIA                       258
           Other, net                                    555         432
                                                    --------    --------
                                                      10,413       5,274
    Valuation allowance for deferred tax assets        9,098       3,923
                                                    --------    --------
                                                       1,315       1,351
                                                    --------    --------
    Deferred tax liabilities:
             Policy acquisition costs                    187        --
           Real estate                                   720         733
           Unrealized appreciation of investments        359         100
           Deferred and uncollected premiums, net        408         618
                                                    --------    --------
                                                       1,674       1,451
                                                    --------    --------
           Net deferred tax asset (liability)       $   (359)   $   (100)
                                                    ========    ========

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         The Company and its subsidiaries have a net operating loss carryforward ("NOLs") approximating $18,400, of which is available to offset future taxable income through 2013. Approximately $4,100 of the NOLs result from a 1989 acquisition and expire between 1999 and 2004 and are subject to annual limitations approximating $100, thereby significantly reducing their ultimate utilization. The NOLs included as deferred tax assets have been reduced to exclude the estimated amount of carryforwards that are unavailable due to certain limitations.

         The Company has established a valuation allowance for deferred tax assets reflecting uncertainty as to whether the deferred tax asset is fully realizable. The change in valuation allowance in 1998 amounting to $5,175 results primarily from the increase in NOLs.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)






         The reconciliation of income tax expense (benefit) to the amount computed by applying the appropriate statutory income tax rate (35%) to income
(loss) before income taxes is as follows:

                                                  Years Ended December 31,
                                                1998       1997       1996
                                               ------     ------     ------
Amount computed at statutory rate             $(4,623)   $(7,740)   $ 7,881
Change in valuation allowance                   5,175      2,324     (1,534)
Permanent differences                            (167)       600         (2)
State income taxes, net of tax benefit            302
Reversal of prior year federal income taxes    (1,031)
Other, net                                       (385)       227       (250)
                                              -------    -------    -------
         Total income tax expense (benefit)   $(1,031)   $(4,589)   $ 6,397
                                              =======    =======    =======


         In accordance with the Life Insurance Company Income Tax Act of 1959, a portion of the Insurance Subsidiaries' statutory income was not subject to current income taxation but was accumulated in an account designated Policyholders' Surplus. Under the Tax Reform Act of 1984, no further additions may be made to the Policyholders' Surplus Account for tax years ending after December 31, 1983. The balance in the account of approximating $2,400 at December 31, 1998 would result in a tax liability of $840 (at a 35% rate), only if distributed to shareholders or if the account balance exceeded a prescribed maximum. No income taxes have been provided on this account because, in management's opinion, the likelihood that these conditions will be met is remote. "Shareholders' Surplus" represents an accumulation of taxable income (net of tax thereon) plus the dividends-received deduction, tax-exempt interest, and certain other special deductions as provided by the Act. At December 31, 1998, the balance in the "Shareholders' Surplus" account amounted to approximately $3,500. There is no present intention to make distributions in excess of "Shareholders' Surplus".

Note O - Minority Interest in HealthAxis.com, Inc.

         As of December 31, 1998, 16,172,760 shares of HealthAxis common stock were issued and outstanding. Of this amount, 13,807,395 or approximately 85% were held by PAMCO and 2,365,365 or approximately 15% were held by HPS. The minority interest in HealthAxis represents HPS' approximate 15% of HealthAxis' equity.

The Series B Cumulative Preferred Stock, par value $1.00 per share (the Series B Preferred Stock), held by AOL as described in Note P is also treated as minority interest.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



Note P - HealthAxis.com, Inc. Series B Cumulative Convertible Preferred Stock

         During 1998, HealthAxis issued 625,529 shares of Series B to AOL at $4.40 per share for an aggregate purchase price of $2,750, less issuance costs amounting to $51, of which a portion of such net proceeds was used to pay amounts due to AOL under the IM Agreement.

         Holders of the Series B Preferred Stock will be entitled to cumulative dividends accruing from the date of issuance, as and if declared by the Board of Directors at the annual rate of $.13 per share. If all accrued dividends on the Series B Preferred Stock have not been paid or set apart for payment, no dividends or other distributions may be declared and paid or set apart for payment upon the Common Stock, Series A Preferred Stock or any other class of securities of HealthAxis having a dividend or distribution preference junior to the Series B Preferred Stock (the "Junior Stock"); and HealthAxis shall not repurchase, redeem or otherwise acquire any shares of its Common Stock, Series A Preferred Stock or any series of Junior Stock, other than the repurchase by HealthAxis of Common Stock from any HealthAxis employee upon the cessation of the employee's employment with HealthAxis. Holders of Series B Preferred Stock are not entitled to participate in any other dividends or other distributions (cash, stock or otherwise) declared or paid on or with respect to the Common Stock or any other class of stock of HealthAxis.

         Holders of the Series B Preferred Stock are entitled to vote on all matters as to which holders of Common Stock are entitled to vote. The holders of each share of Series B Preferred Stock entitles the holder to the number of votes equal to the nearest whole number of shares of Common Stock into which the holder's Series B Preferred Stock is convertible under the holder's optional conversion rights. Generally, the holders of Series B Preferred Stock shall vote together with the holders of Common Stock and the Series A Preferred Stock as one class.

         In the event of any dissolution, liquidation or winding up of the affairs of HealthAxis, after payment or provision for payment of the debts and other liabilities of HealthAxis, the holders of the Series B Preferred Stock shall be entitled to receive, out of the assets of HealthAxis legally available for distribution to its shareholders, the amount of approximately $4.40 in cash for each share of Series B Preferred Stock, plus an amount equal to all dividends accrued and unpaid on each such share up to the date fixed for distribution, before any distribution may be made to the holders of HealthAxis's Common Stock, Series A Preferred Stock or any series of Junior Stock.

         Holders of the Series B Preferred Stock have the option within six months after the later of the occurrence of a Trigger Event to redeem any or all of the shares of Series B Preferred Stock at a redemption price per share equal to the original issuance price plus an amount that would yield a total annualized return of 10%. As of December 31, 1998, HealthAxis has recorded $36 as an accretion to the stated value of the Series B Preferred Stock with a corresponding dividend charge to retained additional paid in capital.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         A "Trigger Event" means: (i) January 31, 2002, if by that date, HealthAxis has not consummated an underwritten public offering of newly issued Common Stock pursuant to a registration statement filed under the Securities Act, at a net offering price per share of Common Stock that represents a pre-offering market capitalization of not less than $150,000 and with aggregate proceeds of not less than $25,000, (ii) failure to renew by HealthAxis or a material breach by any party other than AOL or termination of the IM Agreement with AOL, (iii) the date of the occurrence of a liquidation of HealthAxis (as defined above) or (iv) March 31, 1999, if by that date, HealthAxis has not consummated an equity financing yielding aggregate gross proceeds to HealthAxis of not less than $10,500 at a price per share of at least $3.74 (a "Qualified Financing"). Item (iv) was amended as described in Note BB.

         Shares of Series B Preferred Stock are convertible at any time, at the option of the holder, into Common Stock at a price equal to the original issuance price ($4.40 per share) divided by the Conversion Price which is defined as the original issuance price adjusted for future issuances of common stock as defined in the preferred stock agreement.

         All of the outstanding shares of Series B Preferred Stock shall be converted into a number of shares of Common Stock at the Conversion Price (as defined above) upon the consummation of an underwritten public offering of the Common Stock of HealthAxis at a net offering price per share that represents a pre-offering market capitalization of not less than $200,000 and aggregate proceeds (net of underwriting commissions and discounts) to HealthAxis of not less than $25,000.

         In connection with AOL's purchase of the Series B Preferred Stock, HealthAxis and AOL entered into a Registration Rights Agreement ("Registration Agreement") which sets forth the rights of AOL in connection with the public offering of Common Stock acquired in connection with the conversion of Series B Preferred Stock or other shares of Common Stock acquired through the exercise of warrants granted to AOL.

         The Series B Preferred Stock is not subject to any sinking fund or other similar provisions. The holders of Series B Preferred Stock are not entitled to any preemptive rights.

         The Stock Purchase Agreement, dated November 13, 1998, related to AOL's purchase of the Series B Preferred Stock (the "Stock Purchase Agreement") provides that HealthAxis with certain exceptions as outlined in the agreement may not issue, sell, exchange or reserve or set aside for issuance any Common Stock, any other equity security of HealthAxis, or any convertible debt security or debt security with equity features or any option, warrant or right to subscribe for, or purchase any equity or debt security of HealthAxis unless HealthAxis offers to sell AOL its proportionate interest (as defined in the Stock Purchase Agreement) of such securities at a price and terms specified by HealthAxis, which offer is required to remain open for 30 days. These above-described rights granted to AOL do not apply to and terminate upon an underwritten public offering with a pre-offering market capitalization of $150,000 which results in aggregate net cash proceeds of not less than $25,000.

         HealthAxis and PAMCO also agreed that, provided AOL owned or possessed the right to acquire at least 1% of HealthAxis's outstanding Common Stock, HealthAxis would be precluded from certain transactions without the prior consent of AOL.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         In addition, the Stock Purchase Agreement provides that provided AOL owns or has the right to acquire more than 1% of the outstanding Common Stock of HealthAxis, neither HealthAxis or PAMCO, nor shall PAMCO permit HealthAxis or any of its other subsidiaries, without the prior written consent of AOL, to take any action or enter into any transaction which under the circumstances under which it was entered into, could reasonably be foreseen to prejudice the interest of HealthAxis in favor of PAMCO or any PAMCO subsidiary. Notwithstanding the foregoing, the prior consent of AOL shall not be required to engage in an equity offering generating proceeds of at least $10,500 at a price per share of at least $3.74 (as adjusted for stock splits, dividends recapitalizations and like occurrences) as described in the Certificate of Designation related to the Series B Preferred Stock. Item (iv) was amended as described in Note BB.

         The Stockholders' Agreement dated, November 13, 1998 (the "Stockholders' Agreement") between HealthAxis, AOL, HPS, PAMCO, PILIC and Messrs. Ashker and Clemens provides that in the event a Selling Group Stockholder, which includes all parties to the Stockholders' Agreement other than AOL and HealthAxis, intends to sell or transfer any shares of capital stock of HealthAxis, such Selling Group Stockholder shall give notice to AOL of the name and terms offered by the proposed purchaser and provide AOL with the right to purchase such shares at the same price offered by the proposed purchaser for a period of 30 days. If AOL does not elect to purchase such shares within 30 days, the Selling Group Stockholder may sell such shares to the proposed purchaser within 90 days on the same terms, including price, contained in the notice to AOL. If the sale is not effective within 90 days, additional notice to AOL is required. A purchaser of the shares held by any Selling Group Stockholder must agree to be bound by the terms of the Stockholders' Agreement as a condition to the transfer. If any Selling Group Stockholder receives any bona fide offer from a third party to purchase any shares of stock covered by the Stockholders' Agreement, such stockholder shall provide notice of such offer to AOL and shall not sell any stock of HealthAxis unless the terms of the offer are extended to AOL. See Note BB.

         If PAMCO or any affiliate of PAMCO that holds shares of HealthAxis ("PAMCO Group Holder') intends to engage in a "Change of Control Transaction," as defined in the Stockholders' Agreement such entity must provide AOL with 30 days prior written notice of such transaction and may not consummate such transaction unless the acquiror agrees to acquire all of the stock owned by AOL under the terms and procedures set forth in the Stockholders' Agreement.

The Stockholders' Agreement terminates upon: (i) an underwritten public offering by HealthAxis which generates net cash proceeds of $25,000 and has a pre-offering market capitalization of not less than $150,000; or (ii) with respect to a particular party to such agreement, upon the transfer of all of the stock owned by such stockholder.

See Note BB, subsequent events, for additional information.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



Note Q - Stockholders' Equity and Dividend Restrictions

         Series A Cumulative Convertable Preferred stock, $1 par value, entitles its holder to vote on an "as-converted" basis at a rate of four common votes per one share of Preferred Stock, to receive an annual cash dividend of $.25 per share, to convert after March 1995 into either common voting stock or Class A Common Stock on a share-for-share basis (each Class A Common Share has four votes) adjusted for future dilution and to receive $3.65 per share plus all accrued and unpaid dividends in the event of voluntary or involuntary liquidation and may be redeemed at the option of the Company on June 30, 1998, at the greater of (a) the current market price of the Class A Common Stock or the common stock or (b) $5.45 per share, plus in each case all accrued and unpaid dividends. Redemption payments shall be payable in up to three annual installments, with interest at the then-current prime rate. However, no redemption shall be made unless, immediately thereafter, the Company and all of its subsidiaries shall be in compliance with the applicable laws, rules and regulations relating to insurance companies in the various states in which a subsidiary of the Company may be licensed to do business. During the fourth quarter of 1998, 23,650 shares of Series A Cumulative Convertible Preferred stock were converted to common stock on a share-for-share basis.

         Series B Preferred Stock, $1 par value, is identical to the Series A Preferred stock except it has only one vote per share. During 1996 all of the outstanding Series B Preferred stock was converted into common stock on a share-for-share basis. See Note BB.

         Dividend restrictions: Dividends paid by the Company over and above the financial assets of PAMCO are dependent on the ability of PILIC and HealthAxis to pay dividends to PAMCO. The payment of dividends by PILIC is dependent upon a number of factors including earnings and financial condition, business needs and capital and surplus requirements as well as applicable regulatory restrictions. Under Pennsylvania law, PILIC is currently unable to pay dividends without the prior approval of the Pennsylvania Insurance Commissioner as a result of PILIC's statutory unassigned deficit of $20,139 which excludes common stock and additional paid-in capital amounts. Dividends paid by HealthAxis to PAMCO and HPS are subject to restrictions set forth in the Certificate of Designation related to HealthAxis' Series A and Series B Preferred Stock and subject to restrictions set for in HealthAxis' Certificate of Designation related to the Series C Preferred Stock once issued (see note). PAMCO, PILIC and HealthAxis individually neither has paid nor anticipates paying a cash dividend in the foreseeable future.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         At December 31, 1998, PILIC calculated its "Risk Based Capital" (RBC) utilizing a formula required by the NAIC. The results of this computation shown in the following table indicate that PILIC's adjusted capital of $5.3 million exceeded Regulatory Action Level but was below Company Action Level. PILIC's year end 1998 RBC calculation included approximately $4.8 million of RBC related to PILIC's one life group health and group life business 100% ceded to RCH effective January 1,1999. The RBC formula estimates RBC based on a variety of historical data including 1998 net earned premium. The effects of the reinsurance agreement between PILIC and RCH on PILIC's RBC calculation will not be realized until 1999. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurer's business. This formula is a primary measurement as to the adequacy of total capital and surplus of life insurance companies. Since PILIC failed to meet its RBC requirement as of December 31, 1998 it may be subject to regulatory action. Insurers failing to meet their RBC requirement may be subject to scrutiny by its domiciled insurance department and other insurance departments, which the insurer does business in, and, ultimately, rehabilitation or liquidation. Management believes that PILIC's surplus is adequate given its reduced level of business as measured by RBC once the Reinsurance Agreement with RCH takes full effect.

         The Pennsylvania Insurance Department, in which PILIC is domiciled, recognizes as net income and capital surplus (Stockholders' Equity) those amounts determined in conformity with statutory accounting principles. The amounts of statutory net income for the year ended and surplus as of December 31 were as follows:

                                                 1998       1997       1996
                                                 ----       ----       ----
PILIC (1)
     Net income (loss)                          $ (5,671)  $(10,385)  $  9,668
     Total capital and surplus                     4,807     11,408     13,971
     Adjusted capital and surplus                  5,281     11,968     14,838
     Company action level Risk Based Capital       6,938      9,303      6,569

PALHIC
     Net income (loss)                          $ (1,097)  $   (862)  $  1,631
     Total capital and surplus                       N/A      4,283      5,351
     Adjusted capital and surplus                    N/A      4,302      5,367
     Company action level Risk Based Capital         N/A      1,730         19


(1) PILIC's total capital and surplus, adjusted capital and surplus and company action level Risk Based Capital includes amounts for its subsidiaries including PALHIC in 1997 and 1996.

(2) PALHIC was sold to CRLC on December 31, 1998.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



Note R - Stock Options and Warrants

         Options: The Company has stock option plans which provide for the granting of options to directors and key employees of the Company and its subsidiaries and certain field representatives and agents.

         The Incentive Stock Option Plan for Employees authorized the granting of options for up to 650,000 shares of the Company's common stock to key managerial employees of the Company, which are exercisable for up to five years at a price not less than the fair market value of the shares on the date of grant. All options granted under the Incentive Stock Option Plan have been granted at 100% of the fair market value of the shares on the date of grant. The Incentive Stock Option Plan for Employees expired during 1996 and the Company adopted the 1996 Employee Incentive Stock Option Plan ("1996 Employee Plan"), which was amended in 1997 to increase the number of shares issuable thereunder from 950,000 shares to 1,250,000 shares of the Company's common stock to key employees of the Company and its subsidiaries and affiliates, exercisable for up to five years from the effective date of the grant at a price not less than the fair market value of the shares on the effective date of grant. All options granted under the 1996 Employee Plan have been granted at 100% of the fair market value of the shares on the effective date of the grant, with the exception of an option granted Mr. Clemens, which was granted at 110% of the fair market value.

         The Non-Qualified Stock Option Plan for Directors ("Directors' Plan") was amended in 1996 to increase the number of shares authorized for the issuance thereunder from 585,000 shares to 1,010,000 shares and to incorporate prior amendments. Options granted under the Directors' Plan are exercisable for up to ten years from the date of grant at a price of not less than the fair market value of the shares on the date of the grant. All options granted under the Directors' Plan have been granted at 100% of the fair market value of the shares on the date of grant. During 1997, pursuant to the Directors' Plan, the Company granted to each Director, with the exception of Mr. Clemens, an option to purchase 30,000 shares of the Company's common stock at an exercise price of $2.75 per share.

         Also during 1997, the Company approved the adoption of a Military Stock Option Plan and a 1997 Insurance Agent Stock Option Plan ("Agents Plan"), designed to replace and supercede all previous stock option plans for non-employee agents. Each Plan is administered by the Option Administration Committee. Options are granted at fair market value and subject to certain other vesting or performance conditions, and the Company has reserved 750,000 shares of the Company's common stock for issuance under each Plan. Options will be issued under each Plan only to insurance agents who are licensed to sell insurance by a life insurance subsidiary of the company, and are exercisable for up to five years from the effective date of the grant.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         In June 1998, HealthAxis adopted the 1998 Stock Option Plan (the "1998 Stock Option Plan") which provides for the award of options and stock purchase rights (collectively "Awards") to purchase HealthAxis common stock. Awards for an aggregate of 2,900,000 shares under the 1998 Stock Option Plan of which 1,956,500 shares have been granted as of December 31, 1998. Of which options to purchase 991,000, 309,000, 50,000 and 50,000 shares were granted to Mr. Ashker, Mr. Clemens, Mr. Beausang, Mr.Gillin respectively, and are immediately exercisable at a price of $1.77 per share having a term of 10 years. Options to purchase 556,500 shares of HealthAxis common stock awarded at $1.77 per share were awarded to officers and employees. These options have a term of five years and vest at a rate of 25% of the initial award on the grant date, 25% of the initial award on February 1, 1999 and the balance in quarterly installments thereafter. Options to purchase an additional 96,500 shares of Common Stock were granted to officers and employees at an exercise price of $4.00 per share. Such options have a term of five years and vest at a rate of 25% of the initial award on the grant date, 25% of the initial award on November 20, 1999 and the balance in quarterly installments thereafter.

         Stock Purchase Rights ("SPRs") may be granted either alone, in addition to, or in tandem with other awards granted under the 1998 Stock Option Plan. SPRs may not be granted at less than 85% the fair market value on the date of grant (or 100% of the fair market per share for ten percent shareholders) unless otherwise determined at the time of grant under the terms of the 1998 Stock Option Plan, the SPRs shall include a stock repurchase option exercisable by the Company if the employee is terminated, voluntarily or involuntarily, following the receipt of the restricted stock.

         The following table lists changes in outstanding stock options for all of PAMCO Option Plans:


                                                          Range of
                                           Number         Exercise           Weighted Average
                                         of Shares          Price             Exercise Price
                                         ---------        --------           ----------------
Outstanding, January 1, 1996
     Exercisable                            150,520      1.59 - 4.83              $3.35
     Not exercisable                         15,250      2.00 - 3.88               2.64
              Total outstanding             165,770      1.59 - 4.83               3.29

                 1996
Granted                                   1,138,350     3.52 - 12.25               9.18
Exercised                                    79,275      1.59 - 8.06               3.79
Canceled/expired                                  0         0.00                   0.00
Outstanding, December 31, 1996
     Exercisable                            356,217     8.38 - 12.25               6.70
     Not exercisable                        868,617     2.00 - 12.25               9.35
              Total outstanding           1,224,845     2.00 - 12.25               8.73

                 1997
Granted                                   1,197,000      2.47 - 5.00               4.03
Exercised                                    30,450      2.00 - 3.64               3.23
Canceled/expired                            113,000     2.00 - 10.00               9.43
Outstanding, December 31, 1997
     Exercisable                            943,972     2.38 - 12.25               5.99
     Not exercisable                      1,334,423     2.47 - 12.25               6.51
              Total outstanding           2,278,395     2.38 - 12.25               6.30

                 1998
Granted                                     167,500      4.44 - 6.00               4.97                  Weighted Average
Exercised                                    410258      3.13 - 7.00               4.04                    of Remaining
Canceled/expired                            278,195     3.52 - 11.00               9.85                  Contractual Life
Outstanding, December 31, 1998                                                                           ----------------
     Exercisable                            228,575      2.35 - 3.88               2.93                        6.7
     Exercisable                            206,733      4.00 - 5.00               4.95                        3.9
     Exercisable                            107,075      6.00 - 7.00               6.15                        2.6
     Exercisable                            210,000      8.06 - 8.76               8.72                        7.3
     Exercisable                            166,750         10.00                 10.30                        2.6
     Exercisable                             25,000         12.25                 12.25                        7.8
     Not exercisable                        160,000      2.35 - 3.88               2.67                        6.7
     Not exercisable                        412,559      4.00 - 5.00               4.82                        3.9
     Not exercisable                         66,500      6.00 - 7.00               6.38                        2.6
     Not exercisable                        174,250         10.00                 10.00                        2.6
              Total outstanding           1,757,442     2.38 - 12.25               6.14                        4.6

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         The following table lists options granted by HealthAxis under the 1998 Stock Plan:

                                                    Weighted
                                                     Average
                                       Number       Exercise   Weighted Average
                                     of Shares       Price        Fair Value
                                     ---------      --------   ----------------
Granted during 1998                   1,956,500       $1.88          $0.38

Outstanding, December 31, 1998
     Exercisable                      1,515,000       $1.77          $0.36
     Exercisable                         24,125       $4.00          $0.80
     Not exercisable                    345,000       $1.77          $0.36
     Not exercisable                     72,375       $4.00          $0.80
              Total outstanding       1,956,500       $1.88          $0.38

         The remaining weighted average contractual life for all options granted and outstanding is approximately 5 years.

         In addition, Mr. Clemens directly owns options to purchase 253,376 shares of the Company's Common Stock at $ .9091 per share expiring from time to time between November 1999 through December 2004. Mr. Clemens indirectly owns options to purchase 82,080 shares of the Company's common stock at $.9091 per share expiring from time to time between November 1999 and December 2004. Mr. Clemens disclaims beneficial ownership of all other options of any partnership in which Mr. Clemens directly or indirectly is a partner.

         In addition, a partnership of which Mr. Clemens is a partner owns options to purchase 1,000,000 shares of the Company's Common Stock at $ .9091 per share expiring from time to time between November 1999 through December 2004. Mr. Clemens also owns an option to purchase up to 550,000 shares of Series A Cumulative Convertible Preferred Stock at $3.64 per share (fair market value at date of grant) exercisable on or before March 31, 2003.

         The Stock Option Plan for Executives ("Executive Plan") was amended in 1996 and authorizes the granting of options to purchase up to 3,850,000 shares of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), which are exercisable for up to ten years from the effective date of grant at a price not less than the fair market value of the shares on the date of grant. Also in 1997, the Company granted Mr. Clemens an option to purchase shares of the Company's Series A Preferred Stock successively upon each exercise by Mr. Clemens of his existing option and each subsequently granted option to purchase shares of Series A Preferred Stock from time-to-time, limited in the aggregate to (i) that the number shares of Series A Preferred Stock which, when exercised, shall permit Mr. Clemens to acquire the right to vote not more than 55% of the shares of the Company's common stock owned, either directly or beneficially, by Mr. Clemens at such time, (ii) the shares of Series A Preferred Stock which are, as of the date of any such exercise, authorized and unissued; and (iii) an option to purchase more than 550,000 shares of Series A Preferred Stock in any six month period shall be prohibited except upon the occurrence of a "change of control" (within the meaning of the Securities Exchange Act of 1934, as amended).

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         Warrants: On June 6, 1996, the Company issued 100,000 stock purchase warrants to an unaffiliated party at $9.00 per share and are exercisable through June 6, 2001. The Company issued a warrant to an exclusive consultant of the Company to purchase 100,000 shares of the Company's Common Stock at the market price per share as of each of January 1, 1996, January 1, 1997, and January 1, 1998, provided PILIC has realized new annualized premium sales production of at least $35,000, $45,000, and $50,000, respectively, for each of these calendar years. PILIC has realized the annualized premium threshold for the years ending December 31, 1996 and 1997, and accordingly, the consultant is entitled to exercise 100,000 warrants at $7.375 per share for 1996, 100,000 at $14.00 per share for 1997 and 100,000 at $2.81 per share for 1998.

         During 1997 the Company issued warrants to two exclusive insurance agents, who are also directors of a subsidiary of PAMCO, for the purchase of 50,000 shares of the Company's common stock at $5.00 per share. These warrants become exercisable throughout 2001. The Company also issued a warrant exercisable at any time to an employee for the purchase of 25,000 shares of the Company's common stock at $4.00 per share.

         During 1998 the Company issued warrants to AOL and HPS as described in Notes F and I, respectively and to Lynx to purchase 400,000 shares of PAMCO common stock at an average price of $4.5160 for a three year period of time in accordance with the terms of a consulting agreement with Lynx to provide consulting services in regards to entering into online and internet commerce agreements and the subsequent development of the Company's capabilities and business. The warrants, valued at $663, have been accounted for as prepaid interactive marketing expense of $290 and other operating expenses, net of ceding allowance and deferred acquisition costs of $373.

         Effective January 1, 1996, the Company adopted the disclosure-only provisions of SFAS 123 "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for stock option and warrant grants, to employees and employee directors. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees'. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for shares issued under performance share plan is recorded based upon the current market value of the Company's stock at the end of each period. Had compensation cost for the Company's stock option grants been determined based on the fair value at the date of grants in accordance with the provisions of SFAS 123, the Company would have amortized the cost over the vesting period of the option which generally is five years for the 1996 Employee Plan and three years for the Directors Plan and 1998 Employee Plan. The Company's net income (loss) and net income (loss) per common share would have been reduced to the following pro forma amounts:

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



                                                          1998                1997                      1996
                                                          ----                ----                      ----
Net income (loss) applicable to common shares
     as reported                                        $(12,410)           $ (18,573)                $ 15,926
     pro forma                                          $(13,319)           $ (20,505)                $ 15,681

Net income (loss) applicable to common shares        Basic & Diluted      Basic & Diluted        Basic        Diluted
     as reported                                           $(1.20)           $ (1.84)            $ 1.66         $ 1.36
     pro forma                                             $(1.27)           $ (2.03)            $ 1.63         $ 1.34

         The fair value of the options and warrants granted are estimated on the date of grant using the Black-Scholes option-pricing model. The major assumptions used and the estimated fair value include no dividends paid, assumed forfeitures of 10% annually for non-vested options and warrants granted in 1996, and the following:

                                                             Expected        Expected          Risk Free         Weighted
                                                               Term            Stock           Interest           Average
                                                             In Years       Volatility           Rate           Fair Value
                                                             --------       ----------         ---------        ----------
For options granted in 1996
   1996 Employee Plan                                         1 - 5             73%          5.55% - 6.32%         $3.92
   Directors Plan                                               3               75%              6.32%             $4.64

For options granted in 1997
   1996 Employee Plan & Employee Warrant                        5               63%              5.50%             $1.42
   Directors Plan                                               5               63%              5.50%             $1.36
   Military Market Plan & Warrants                              5               63%              5.50%             $1.13

For options granted in 1998
   1996 Employee Plan & Warrants                              1 - 5          57% - 98%           4.48%             $3.74
   HealthAxis.com, Inc. 1998 Stock Plan                         5              100%              4.48%             $0.38



Note S - Litigation Settlement, Net of Expenses

        The Company received from the Loewen Group, Inc. and Loewen Group International, Inc. (collectively "Loewen") on April 1, 1996, $3,000 in cash and 718,519 shares of the common stock of Loewen Group to compensate the Company for damages sustained pursuant to a February 12, 1996 agreement between the Company and Loewen to settle certain litigation filed by the Company against Loewen. The settlement, net of legal expenses, was valued at $22,400. The impact on net income was approximately $14,600, which is net of approximately $7,800 of income taxes.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



        The Company sold the Loewen stock in 1996 and 1997 realizing a gain of $2,023 and $961, respectively.

Note T - Commitments and Contingencies

         Commitments: The Company has various agreements with AOL, CNet and Lycos containing future cash and other commitments described in notes F, G and H.

         The Company has an employment contract with Mr. Clemens for a five year term with an annual base salary of approximately $400.

         During 1998, the Company, through its subsidiary NIA, which was sold on December 31, 1998, leased property under a non-cancable lease within annual payments approximating $125.

         Risks Associated with the Year 2000: The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company is conducting an assessment of its own systems to determine whether its existing systems correctly define the Year 2000. The Company is conducting an analysis to determine the extent to which the systems of its suppliers, Distribution Partners, Carrier Partners and other business partners (insofar as they are material to the Company's business) are subject to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its operations, or the extent to which it would be vulnerable to the Internet partners or claims administrator's failure to remediate any Year 2000 issues on a timely basis. The failure of an Internet partner or claims administrator to convert systems on a timely basis in a manner that is compatible with the Company's systems could have a material adverse effect on the Company. The Company does not currently have a contingency plan in place in the event that it or any third party in which it engages in business is not Year 2000 compliant. In addition, policy purchases are made with credit cards, and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards due to the Year 2000 issues that are not rectified by their credit card vendors.

         Litigation: The Company is involved in litigation in the customary settlement of insurance claims. Management is of the opinion that neither the litigation nor these claims will have a material adverse effect on the results of operations or financial position of the Company.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         In the course of the on going monitoring and evaluation of HPS' performance under the HealthPlan Services agreement dated October 1997, the Company has determined that the level of service by HPS is below the minimum standard specified in the Agreement. Although the Company's claims management has not completed a full analysis of the claims processing accuracy of HPS, management believes that HPS has not met the minimum quality standards for dollar accuracy, procedure accuracy and technical accuracy; however, the Company's assessment of the potential transaction errors posted by HPS has not been completed. The preliminary analysis indicates that a substanial amount of over "payments", principally in the form of duplicate payments and payments outside policy parameters (such as pre-existing conditions and policy waiting periods) has occurred and that such overpayments are expected to exceed, perhaps by material amounts, the existence of "underpayments", or more appropriately, claims that have not yet been adjucated and/or paid. Although management believes that claims expense as reported in the accompanying financial statement accurately reflects all claims paid by HPS on behalf of the Company, the Company nonetheless believes, based on its analysis , as well as that of a third party claims adjudication, firm hired by the Company to investigate the matter, that actual claims expense may be over stated to the extent, if any, of overpayments of claims by HPS. As a result, the Company is currently in discussion with HPS concerning the resolution of the matter. The ultimate resolution of this matter may also have an impact on the amount of estimated reserves for future policy claims and amounts due from reinsurers. The potential effects, if any, on the financial statements cannot reasonably be determined.

         Government Legislation and Regulation: Unfavorable economic conditions have contributed to an increase in the number of insurance companies that are under regulatory supervision. This is expected to result in an increase in mandatory assessments by state guaranty funds of solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments, which are subject to statutory limits, can be partially recovered through a reduction in future premium taxes in some states. Although the Company is not able to reasonably estimate the potential effect on it of any such future assessments, such amounts charged against operations for 1998, 1997 and 1996 have not been material.

         The Company's business is subject to a changing legislative and regulatory environment. Some of the proposed changes include initiatives to restrict insurance pricing and the application of underwriting standards; reform health care; and restrict investment practices. Proposals on national health care reform have been under consideration that could significantly change the way healthcare is financed and provided. The effects on the Company of comprehensive healthcare reforms, which, if enacted, may have a material adverse impact upon the ability of the Company to profitably engage in the writing of accident and health insurance. Additionally, competition in the insurance industry may effect the Company's ability to reach critical mass while remaining competitive in agent compensation and product pricing. In response to these developments the Company entered into an outsourcing agreement described in Note Z and continually reviews agent compensation and product pricing.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



Note U - Employee Benefit Plans

         The Company sponsors a defined contribution retirement savings plan under section 401(k) of the Internal Revenue Code covering substantially all employees. Employees may contribute up to 15% of compensation, of which the Company will match 50% of the first 5%. All contributions are subject to limitations imposed by IRS regulations. Effective January 1, 1995, employees were given the option to invest the "employer match" portion of their contribution in common stock of the Company. At December 31, 1998 and 1997, the plan held 5,736 and 1,379 shares, of the Company's common stock, respectively.

         All employee contributions are immediately vested, and the Company contribution becomes 20% vested after two years of service. Thereafter, an additional 20% becomes vested for each year of service up to 6 years. Pension expense under this plan amounted to $21, $78 and $57 for 1998, 1997 and 1996, respectively.


Note V - Liability for Unpaid Claims and Claim Adjustment Expenses

         Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows.

                                                  1998        1997        1996
                                               --------    --------    --------
Liability at January 1 ....................    $ 31,109    $ 15,438    $ 10,105
     Less reinsurance recoverables ........      14,165       6,930       4,275
                                               --------    --------    --------
Net Balance at January 1 ..................      16,944       8,508       5,830

Provision (benefit) for unpaid losses:
     Current year .........................      70,610      41,528      23,858
     Prior years ..........................         897       3,272        (499)
                                               --------    --------    --------
Total incurred ............................      71,507      44,800      23,359

Payments made related to:
     Current year .........................      48,186      24,754      15,705
     Prior years ..........................      16,021      11,610       4,976
                                               --------    --------    --------
Total paid ................................      64,207      36,364      20,681

Net Balance at December 31 ................      24,244      16,944       8,508
     Plus reinsurance recoverables ........      18,237      14,165       6,930
                                               --------    --------    --------
Liabilty at December 31 ...................    $ 42,481    $ 31,109    $ 15,438
                                               ========    ========    ========

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         The 1998 and 1997 provision for prior year unpaid losses of $897 and $3,272, respectively, reflect higher than expected claim costs on the Company's managed care plans for business written during 1996 and 1997. The 1996 benefit for prior year unpaid losses of $499 reflects better than expected claim costs on the company's stop loss plans.

Note W- Reinsurance

         Effective December 31, 1998, the Company and PILIC, a subsidiary of PAMCO, signed an agreement to reinsure 100% of its group medical and group life inforce business and sell the Company's group medical marketing, sales distribution rights and all of the outstanding capital stock of PALHIC to CRLC (the "CRLC Agreement").

         Under the CRLC Agreement, PALHIC reinsured 100% of its business to PILIC, which in turn reinsured through a 100% coinsurance agreement all of the Company's group medical and group life business to Reassurance Company of Hannover ("RCH"). In addition, PILIC sold all of the outstanding shares of PALHIC and NIA to CRLC for an amount equal to PALHIC's capital and surplus. The Company transferred all rights and control regarding the Company's licensed insurance agents and entered into a non-compete and non-solicitation agreements with CRLC regarding the Company's licensed insurance agents with respect to the future sale of health insurance products for a three year period.

         Effective December 31, 1998 PILIC entered into a coinsurance agreement with the RCH whereby PILIC received a $10,000 ceding commission which consisted of a $5,000 non-refundable payment and a $5,000 payment contingent upon RCH's earning at least $10,000 in future profits from the ceded inforce business, plus 12% interest (the "guaranteed amount"). PILIC recognized the $10 million as ceding commission revenue net of transaction costs or $417 and PAMCO recognized a $5 million ceding commission liability because of the negative financial history of the business. As a result of the transaction, PILIC wrote-off unamortized deferred acquisition costs and restructuring costs aggregating $4.2 million.

         If RCH fails to earn the guaranteed amount within five years of the date of the closing of the CRLC transaction, PAMCO must repay RCH the lesser of the guaranteed amount less RCH's actual profits on the inforce business, or $5,000, plus 12% interest. In the unlikely event that future profits exceed the guaranteed amount, then PILIC is entitled to receive an additional payment from RCH equal to two-thirds of the policy fees collected during 1999 and one-third of the policy fees collected during 2000.

         As security for PAMCO's guarantee, PAMCO executed a security agreement in favor of RCH secured by the stock of PILIC. This agreement provides that RCH will take ownership of PILIC if the Company defaults on its guarantee to RCH. PAMCO provides various affirmative covenants regarding corporate existence; compliance with laws; furnishing various notices to RCH; inspection and audit rights and insurance coverage. Additionally, PAMCO provides certain negative covenants with regard to selling, assigning, leasing or otherwise disposing of PAMCO or PILIC assets; entering into agreements materially and adversely effecting PAMCO's or PILIC's ability to carry on business; entering into an agreement materially and adversely effecting PAMCO or PILIC ability to perform obligations under the Guaranty, the reinsurance agreement with RCH, the Stock Purchase Agreement and other related agreements. There also exist various provisions regarding PAMCO or PILIC incurring or creating indebtedness or declaring dividends.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         Under the CRLC Agreement, PILIC has the right to assume new business written by PILIC's agents for five years after the effective date of the CRLC Agreement. PILIC may assume up to 20% of the new business written by PILIC's agents during 1999 and up to 50% for the remaining four years via a new quota share reinsurance agreement with PALHIC. For the purpose of computing profit and loss of the reinsured business, CRLC, through PALHIC, will charge not more than 43% of first year premium and 28% of renewal premium, plus an administrative fee of 3%, which will be reduced to 2% if total policies under administration exceed $100 million of premium inforce. In its 1999 forecast, PILIC has not projected any such reinsurance with PALHIC.

         Pursuant to the terms of the CRLC Agreement, PILIC may also assume 50% of the new business sold through HealthAxis and directly underwritten by PALHIC commencing January 1, 1999 via a new quota share reinsurance agreement with PALHIC for a period of 3 years. For the purpose of computing profit and loss of the reinsured business, CRLC, through PALHIC, will charge not more than 28% of first year premium and 21% of renewal premium, plus an administrative fee of 3%. PALHIC will pay HealthAxis commissions of 15% of first year premium and 8% of renewal premium, plus all administrative fees until HealthAxis has recovered all payments made to initiate its Internet program. After such time, the fees will be subject to the quota share agreement between PALHIC and PILIC. CRLC will work to develop additional health insurance products for sale by HealthAxis and enter into comparable reinsurance agreements with PILIC. Such transactions are subject to regulatory approval. In its 1999 forecast, PILIC has not projected any such reinsurance with PALHIC.

         Reinsurance does not relieve the Company of its primary obligation to its policyholders and varies according to the age of the insured, type of risk and type of policy. Retention amounts for life insurance range up to $50 of coverage per individual life and for health insurance up to $85 per individual.

         During 1998, the Company had Quota Share Reinsurance and Excess of Loss Reinsurance on its group medical insurance with a group of reinsurers which were terminated by the Company effective December 31, 1998 in connection with the Company entering into reinsurance and other agreements with RCH and CRLC.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         Under the terms of Quota Share Reinsurance Agreements, the Company ceded 47.5% of the liability on its accident and health insurance business. The Company received ceding commissions of: 45.5% on all first year business, and 25.5% or 30.5% on renewal business, depending on product, in 1998; 45.5% on all first year business, and 25.5% to 30.5% on renewal business, depending on product in 1997; 41.5% on all first year business, and 26.5% to 30.5% on renewal business, depending on product, in 1996. The combined ceding commissions amounted to approximately 36.9%, 37% and 38.9% of ceded earned premium for 1998, 1997, and 1996, respectively.

         The Company's medical quota share and excess reinsurance agreements with Swiss Re were terminated effective December 31, 1997. Swiss Re's obligation to assume its proportionate share of medical paid losses incurred prior to January 1, 1998 remains in effect. The amount of reinsurance recoverable from Swiss Reis currently in dispute. Although the amount of loss, if any, cannot be determined with any certainty at this time, the Company believes that such amounts are due and collectible and has asserted its rights under the Reinsurance Contract.

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

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)




         A summary of insurance in-force, premium income, benefits and commission expense with respect to reinsurance operations is as follows:

                                                                    Ceded to         Assumed                        % of Amt.
                                                    Gross            Other          From Other         Net           Assumed
                                                   Amount          Companies        Companies         Amount         To Net
                                                   ------          ---------        ---------         ------         ------
Year ended December 31, 1998:
Life insurance in force                          $ 318,000          $ 55,000         $ 427,000     $ 690,000           61.9%
                                                 ---------          --------         ---------     ---------
Premium:
   Life insurance                                    7,896               225               833         8,504            9.8%
   Annuity                                              78                24                 -            54
   Accident and health                             105,447            49,667             5,279        61,059            8.6%
                                                 ---------          --------         ---------     ---------
                    Total                        $ 113,421          $ 49,916         $   6,112     $  69,617
                                                 ---------          --------         ---------     ---------
Benefits:
   Life insurance                                    5,791               173                89         5,707
   Annuity and other                                   353                 -                 -           353
   Accident and health                              92,710            49,603             4,402        47,509
                                                 ---------          --------         ---------     ---------
                    Total                        $  98,854          $ 49,776         $   4,491     $  53,569
                                                 ---------          --------         ---------     ---------

Commissions                                      $  14,385          $  8,848         $   1,771     $   7,308
                                                 ---------          --------         ---------     ---------

Year ended December 31, 1997:
Life insurance in force                          $ 446,300          $ 56,000         $ 528,000     $ 918,300           47.2%
                                                 ---------          --------         ---------     ---------
Premium:
   Life insurance                                    8,893               444               524         8,973            5.8%
   Annuity                                             137                29                 -           108
   Accident and health                              81,472            39,548             3,248        45,172            7.2%
                                                 ---------          --------         ---------     ---------
                    Total                        $  90,502          $ 40,021         $   3,772     $  54,253
                                                 ---------          --------         ---------     ---------
Benefits:
   Life insurance                                    6,065               584               631         6,112
   Annuity and other                                   711                 -                26           737
   Accident and health                              72,950            36,785             1,916        38,081
                                                 ---------          --------         ---------     ---------
                    Total                        $  79,726          $ 37,369         $   2,573     $  44,930
                                                 ---------          --------         ---------     ---------

Commissions                                      $  18,029          $ 12,571         $   1,077     $   6,535
                                                 ---------          --------         ---------     ---------

Year ended December 31, 1996:
Life insurance in force                          $ 495,000          $ 60,000         $ 417,000     $ 852,000           48.9%
                                                 ---------          --------         ---------     ---------
Premium:
   Life insurance                                   10,384            (1,888)              816        13,088            6.2%
   Annuity                                             108                15                 -            93
   Accident and health                              52,442            25,670             4,753        31,525           15.1%
                                                 ---------          --------         ---------     ---------
                    Total                        $  62,934          $ 23,797         $   5,569     $  44,706
                                                 ---------          --------         ---------     ---------
Benefits:
   Life insurance                                    4,244               424               576         4,396
   Annuity and other                                 1,128                 -                 9         1,137
   Accident and health                              34,414            18,190             2,739        18,963
                                                 ---------          --------         ---------     ---------
                    Total                        $  39,786          $ 18,614         $   3,324     $  24,496
                                                 ---------          --------         ---------     ---------

Commissions                                      $  13,365          $  8,241         $   1,503     $   6,627
                                                 ---------          --------         ---------     ---------

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



Note X - Related Party Transactions

         Legal fees to the law firm of a former director and general counsel and secretary of the Company in 1998, 1997 and 1996, approximated $332, $282 and $298, respectively.

         Consulting expenses paid to a shareholder of the Company and former Chief Executive Officer of REF amounted to $300 each in 1998, 1997 and 1996. The shareholder provided the Company with exclusive marketing, sales and product design services as part of a 36-month consulting agreement which expired December 1998.

         Computer software development and consulting expense paid to an entity controlled by a former employee of the Company in 1998 amounted to $1,759.

         Lynx beneficially owns 5.7% (including options) of the outstanding shares of PAMCO. The Manager of LCG, is also serving as the Chief Executive Officer and President of HealthAxis and a director of the Company. LCG is party to a consulting agreement with Provident whereby LCG provided various services during 1998 approximately$23 in fees and expenses as well as options to purchase 400,000 shares of PAMCO common stock.

Note Y - Reconciliation From Statutory Basis (Unaudited) To GAAP Basis

       The accompanying financial statements are prepared in conformity with GAAP which differs in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The Pennsylvania Department of Insurance permitted PILIC the following statutory accounting practices: (1) since 1989, the statutory carrying value of the home office at the value transferred from PAMCO to PILIC in 1988 in satisfaction of intercompany debt, less depreciation since that time; and (2) to continue PILIC's statutory reserve methodology which, up until January 1, 1996, had not considered the impact of policy provisions pertaining to increasing the face amount of pre-need life insurance for anticipated future Consumer Price Index increases. Starting in 1996 PILIC modified its statutory reserve methodology on 1996 issued business which now considers the impact of policy provisions pertaining to increasing the face amount of pre-need life insurance for anticipated future Consumer Price Index increases. Furthermore, PILIC increased reserves by $200 in 1998, 1997 and 1996 for 1995 and prior issues in recognition of the increasing face amount of pre-need life insurance for anticipated future Consumer Price Index increases. The potential effects of this permitted practice has not been determined but could be material to statutory surplus.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Note Z - HPS Outsourcing Agreement

         In October 1997 the Company and HealthPlan Services Corporation ("HPS") entered into a 5 year agreement under which the Company outsourced to HPS all of its health insurance policy issuance, billing, and claims, effective February 1998 for certain claim processing and February 1998 for all remaining outsourced functions (the "Outsourcing Agreement"). The Company's life and stop-loss operations are unaffected by the Agreement.

         The Company received $5,000 from HPS in the fourth quarter of 1997 as an inducement to enter into the Outsourcing Agreement which is accounted for as a loan payable discounted at a rate of 9.25% resulting in a reported liability of $3,865 which is being amortized over 5 years at the rate of $95,000 including principal and interest. As a result of entering into the Outsourcing Agreement in 1997 the Company incurred transition and related expenses approximating $3,134, including accelerated depreciation and amortization of goodwill.

Note AA - Changes in Web Alliance

         On March 29, 1999, the Company and AOL entered into the Second Amendment (the "Second Amendment") to the Amended and Restated Interactive Marketing Agreement with AOL, dated as of February 1, 1998, which provides that the Company will be the exclusive third-party direct marketer of managed-care and indemnity health insurance policies, dental insurance, vision insurance, prescription coverage, critical care insurance and long-term care insurance coverage and, subject to certain restrictions, the non-exclusive third party marketer of life and long-term disability (collectively, the "Products") for individuals and groups of less than fifty individuals in the United States via AOL's online service. The Second Amendment provides HealthAxis with access to CompuServe and Netscape Netcenter, which the Company believes will expand its marketing scope. The Second Amendment also provides for a four month "wind down" period in the event the Company elects not to exercise its option to renew its agreement with AOL for an additional term. In the event of nonrenewable, AOL has agreed to continue to market and support HealthAxis on a non-exclusive basis until May 31, 2000. In the event the Company elects to renew its agreement with AOL for a second term, the Second Amendment extends the renewal term from 24 to 28 months beginning on February 1, 2000 and ending on May 31, 2002. The Second Amendment also modifies the payment schedule due to AOL for the renewal term from a single payment of $33.5 million on February 1, 2000 to a payment schedule of:

                 $5.0 million due on February 1, 2000;
                 $5.9 million due on May 1, 2000;
                 $5.9 million due on August 1, 2000;
                 $8.4 million due on January , 2001; and
                 $8.4 million due on April 1, 2001.

         Additionally, the Second Amendment provides for certain modifications and enhancements with regard to the placement of the Company's impressions on AOL.

         AOL has verbally acknowledged that HealthAxis has met all of the requirements regarding the "official launch" as of March 29, 1999 and has agreed to amend the terms of the Series B Preferred Stock. See Note BB.

Note BB - Subsequent Events

         In connection with the issuance of Series C Preferred Stock (see Note D, P, and Q) HealthAxis has amended the terms of the Series A and Series B Preferred Stock to, among other things, provide for the preference of Series C Preferred Stock over the Series A Preferred Stock, to clarify the priorities of the Series A, B and C Preferred Stock in the event of a liquidation, to delete the dividend currently payable on the Series A and B Preferred Stock, to delete the optional redemption provision related to the Series A Preferred Stock, to revise the optional and mandatory conversion provisions applicable to the Series A and B Preferred Stock and to revise the definition of excluded Shares applicable to the Series A Preferred Stock.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)






Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         In December 1997, the Company's former independent accountants, Coopers & Lybrand, LLP, resigned. Their report on the financial statements for 1996 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified as to uncertainty, audit scope, or accounting principles. There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In February 1998, the Company engaged BDO Seidman, LLP, as its new independent auditors.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

                                                                                               Director or
                                                        Principal Occupation                    Executive       Year Term
            Name                 Age                     For Past Five Years                  Officer Since    Will Expire
            ----                 ---                     -------------------                  -------------    -----------

Michael Ashker                   46      Director;  President,  Chief Executive  Officer and       1998           1999
                                         Director of HealthAxis.com,  Inc. since March 1998;
                                         Managing  Director  of Lynx  Capital  Group LLC, an
                                         independent  investment advisor and fund management
                                         firm,  from September 1995 to February 1998;  Money
                                         Manager  for  Kidder  Peabody  & Co.  from  1991 to
                                         1995,  Bateman,  Eichler,  Hill and  Richards  from
                                         1988 to 1991,  and  Shearson/American  Express from
                                         1984 to 1988.

Alvin H. Clemens                 61      Director;   Chairman   of  the   Board   and  Chief       1989           1999
                                         Executive  Officer of the  Company  and  subsidiary
                                         companies  since  October 1989 and President of the
                                         Company and PILIC 1993 - 1996;  President  of Maine
                                         National  1989-1995;  Owner  and  Chairman  of  the
                                         Board of Maine National 1985 - 1989;  President and
                                         Director of Academy Life  Insurance Co. and Pension
                                         Life  Insurance  Co.  1970 -  1985;  Chairman/Chief
                                         Executive  Officer of Academy  Insurance Group Inc.
                                         1967 - 1985.

Harold M. Davis                  63      Director;  Chairman  of the Board of Realen  Homes,       1989           1999
                                         Inc. since 1968.

Francis L. Gillan III            44      Chief  Financial   Officer  and  Treasurer  of  the       1999            N/A
                                         Company and PILIC since January 1999;  Treasurer of
                                         PILIC  and  PALHIC  1998;  Controller  of PILIC and
                                         PALHIC 1996 - 1998;  Director of P&C  Planning  and
                                         Expense   Analysis,   Providian   Direct  Insurance
                                         1994-1996.  Assistant Controller,  Providian Direct
                                         Insurance  1986  -  1994,   Assistant  Director  of
                                         Financial  Planning and Analysis,  Providian Direct
                                         Insurance 1981  1986.

Henry G. Hager                   64      Director;  Partner  in the law  firm  of  Stradley,       1996           1999
                                         Ronon,  Stevens and Young since 1994; President and
                                         Chief   Executive    Officer   of   The   Insurance
                                         Federation of Pennsylvania since 1985.

George W. Karr, Jr.              61      Director;  Co-Chairman  of Karr  Barth  Associates,       1996           1999
                                         Inc. since 1998;  Chief  Executive  Officer of Karr
                                         Barth Associates 1984-1998.


                                                                                               Director or
                                                        Principal Occupation                    Executive       Year Term
            Name                 Age                     For Past Five Years                  Officer Since    Will Expire
            ----                 ---                     -------------------                  -------------    -----------


Edward W. LeBaron                69      Director;  Director  of  Lynx  Capital  Group,  LLC       1998           1999
                                         since  January  1997;  Partner  in the law  firm of
                                         Pillsbury  Madison  & Sutro  since  1997;  Attorney
                                         with  Pillsbury  Madison & Sutro  1989-1997;  Chief
                                         Executive  Officer  of  Pacific  Casino  Management
                                         1995-1996.

Douglas F. Manchester            56      Director;  Chairman of the Board Manchester Resorts       1998           1999
                                         & Affiliated Companies since 1970.

Theophile Joseph Mignatti,       63      Director;   Chairman   of   Mignatti   Construction       1998           1999
Jr.                                      Company since 1998;  President and Chief  Executive
                                         Officer of Mignatti Ventures since
                                         1989; President of Historic Venture
                                         Associates 1984-1989; President
                                         Mignatti Construction Company
                                         1966-1984.

P. Glenn Moyer                   63      Director;  Private  Practice  Attorney  since 1992;       1989           1999
                                         Director, Maine National 1985-1995;  Partner in the
                                         law firm of  Butera,  Beausang,  Moyer & Cohen from
                                         1968 through 1992.

Anthony R. Verdi                 50      Chief  Operating   Officer  of  the  Company  since       1990            N/A
                                         December   1997,   PILIC  and   PALHIC   1997-1998;
                                         President of PILIC since December  1998;  Treasurer
                                         and Chief Financial  Officer of the Company,  PILIC
                                         and   PALHIC   1990-1997;    Vice   President   and
                                         Controller  of  Inter-County  Hospitalization  Plan
                                         Inc.   1986-1990;   Assistant   Controller  Academy
                                         Insurance Group Inc. 1971-1986.


         During 1998, the Company's Board of Directors held eight (8) meetings. All Directors attended at least 75% of the aggregate meetings of the Board and the Committees on which they served.

         Messrs. Alvin H. Clemens, Francis L. Gillan III and Anthony R. Verdi are the executive officers of the Company. Mr. James O. Bowles served as an executive officer of the Company until December 31, 1998.

Committees of the Board of Directors

         The Company's Board of Directors has standing an Executive/Compensation/Nominating Committee and an Audit Committee.

         The Executive/Compensation/Nominating Committee, on which Messrs. Clemens, Ashker, Manchester and Moyer currently serve, is appointed to act when a meeting of the full Board of Directors is not feasible, administers the Company's compensation matters and also nominate directors and determine replacements for directors when membership on the Board of Directors ends prior to the expiration of a term. The Executive/Compensation/Nominating Committee held one (1) meeting during 1998.

         The Audit Committee is appointed to recommend the selection of the Company's auditors, review the scope and results of audits, review the adequacy of the Company's accounting, financial and operating systems and supervise special investigations. The Audit Committee held two (2) meetings in 1998. The Audit Committee is currently comprised of Messrs. Hager, Karr and Mignatti. Mr. Ashker serves as an alternate.

         The Option Administration Committee was established by the Board of Directors on July 16, 1996 and currently consists of Messrs. Clemens, Ashker, Hager, Karr, Moyer, and Verdi. Any options to be granted to Messrs., Clemens, or Verdi are subject to the approval of only Messrs. Ashker, Hager, Karr and Moyer, who are outside directors of the Company and as such are disinterested persons. The Option Administration Committee held no meetings during 1998.

Director Compensation

         Directors who are not employees of the Company are paid a fee of $1,000 for attendance at each meeting of the Board of Directors of the Company, with no fee being paid for attendance at meetings of any of the Companys subsidiaries, and $500 for attendance at each meeting of any committee of the Board. During 1998 the Company did not grant any options to Directors.

         Mr. John T. Gillin, a director through December 17, 1998, also serves as a consultant for the Company. The Company paid Mr. Gillin $ 143,484 in 1998 for his consulting services.

Item 11. Executive Compensation.

Employment and Other Agreements

         Effective February 19, 1997, the Company and Mr. Clemens entered into an employment agreement (Agreement) which replaced Mr. Clemens prior Employment Contract dated as of January 1, 1993. Pursuant to the Agreement, Mr. Clemens is employed as Chief Executive Officer of the Company for a five-year term ending December 31, 2002 (the Term), and unless otherwise terminated, the Term shall automatically be extended at the end of each year after December 31, 1997, in order that at all times, on each December 31st during the duration of the Agreement, there shall be an unexpired five-year term. Mr. Clemens was paid a base salary in 1998 of $417,453, plus an annual cost of living increase, and such additional incentive or bonus compensation as shall be deemed appropriate from time to time by the Board of Directors of the Company. The Agreement further provides for group life, health, disability, major medical, and other insurance coverages for Mr. Clemens and his family, and upon termination, provides termination benefits which include the provision of health insurance for Mr. Clemens and his spouse for life, a salary benefit of five times base salary in the event of Mr. Clemens death, disability, or termination without cause, and includes certain restrictions on Mr. Clemens competition and disclosure of confidential information.

         In addition, pursuant to an Agreement to grant options dated as of March 10, 1997 (the Option Contract), the Company agreed to grant Mr. Clemens an option to successively purchase up to 3,300,000 shares of the Companys Series A Cumulative Convertible Preferred Stock (Series A Preferred), which option or options will be granted upon any exercise by Mr. Clemens of any previously granted option to purchase Series A Preferred, and each subsequently granted option to purchase shares of Series A Preferred from time-to-time. The rights set forth in the Option Contract are limited as follows: (1) the number of shares of Series A Preferred Stock issuable upon each exercise of the Option Contract shall be limited by the number of Series A Preferred which shall, as of the date of any such exercise, be authorized and unissued; (2) the number of shares of Series A Preferred issuable upon the exercise of all of the Options granted to Mr. Clemens under the Option Contract and under a previously granted option to purchase 550,000 shares of Series A Preferred shall not in the aggregate exceed 3,850,000 shares of Series A Preferred; and (3) except upon the occurrence of a change in control (as defined in the Option Contract), Mr. Clemens shall not be permitted to exercise an option granted under the Option Contract (i) to purchase more than 550,000 shares of Series A Preferred in any six-month period, or (ii) to purchase shares which would result in Mr. Clemens controlling more than 55% of the outstanding voting rights for all classes of the Companys stock.

         Upon the occurrence of a change in control of the Company, Mr. Clemens shall have the right to immediately exercise all options (3,850,000) to purchase shares of Series A Preferred, and the Company will make a loan to him in an amount equal to the aggregate exercise price of all options to purchase shares of Series A Preferred which Mr. Clemens may then be entitled to exercise, plus an amount equal to all federal and state income taxes incurred by Mr. Clemens in connection with the exercise (the Loan). The Loan shall be unsecured, and shall bear interest at the then applicable federal short-term rate, but not less than six (6%) percent per annum, with interest and principal due and payable in full five (5) years from the date of the Loan.

         For this purpose a change of control shall mean the acquisition by any individual, entity or group or more of either the then outstanding shares of the Common Voting Stock of the Company, or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors.

         Mr. Bowles was employed as President pursuant to an Amended and Restated Employment Contract (the Employee Contract) dated as of November 7, 1996 for a term commencing as of October 1, 1996 through December 17, 1998, which provided for a base salary of $195,000, with an annual cost of living increase, and such additional incentive or bonus compensation and certain insurance and other fringe benefits as shall be deemed appropriate from time-to-time by the Executive Committee or the Board of Directors of the Company. The Employment Contract terminated on December 17, 1998. Mr. Bowles left the employment of the Company as part of the transactions with CRLC.

         The following three tables show information relating to the Chairman of the Board, President and Chief Executive Officer and the most highly compensated executive officers during the calendar years specified therein.

                           SUMMARY COMPENSATION TABLE

================================================================================================================================

                                                                                          Long-Term Compensation
                                                                                 ------------------------- ---------------------

                                  Annual Compensation                                     Awards       Payouts
--------------------------------------------------------------------------------------------------------------------------------

            (a)               (b)       (c)         (d)          (e)          (f)          (g)          (h)            (i)
                                                                          Restricted   Securities    Long Term
                                                             Other Annual    Stock     Underlying    Incentive      All Other
    Name and Principal                Salary       Bonus     Compensation  Award(s)      Options    Plan Payouts Compensation(3)
        Position(1)           Year      ($)         ($)          ($)          ($)          (#)          ($)            ($)
--------------------------------------------------------------------------------------------------------------------------------

Alvin H. Clemens,             1998    413,896                                        309,000 (2)                      17,714
Chairman of the Board and     1997    417,453     305,850                                                             18,288
CEO                           1996    386,662                                         50,000 (6)                      15,748
--------------------------------------------------------------------------------------------------------------------------------

Michael Ashker,               1998    61,226                    80,000               991,000 (2)
HealthAxis                    1997
President(7)                  1996
--------------------------------------------------------------------------------------------------------------------------------
James O. Bowles (4)           1998    196,050                   66,127                   (10,000)                     4,188
President                     1997    195,000                   64,945
                              1996    130,000                                            125,000
--------------------------------------------------------------------------------------------------------------------------------
William C. Fay III            1998    121,459     174,696                                                             4,000
Sr. Vice President            1997    125,625     177,386                                 50,000                      4,000
Sales                         1996    111,958     173,570                                160,000                      3,080
--------------------------------------------------------------------------------------------------------------------------------
Benedict Iacovetti (5)        1998    155,749                                            100,000
HealthAxis                    1997
Chief Financial Officer       1996
--------------------------------------------------------------------------------------------------------------------------------
Anthony R. Verdi,             1998    151,392                                                                         10,144
Chief Operating Officer       1997    151,335                                                                         9,295
                              1996    128,072                                         50,000 (6)                      10,406
================================================================================================================================

(1) Includes Chairman of the Board, President and Chief Executive Office the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000.
(2)   Includes an option to purchase HealthAxis shares.
(3) Includes for 1998, 1997 and 1996, respectively, (a) Company contributions to savings plan (Mr. Clemens $4,000, $4,000 and $3,750; Mr. Bowles $4,188; Mr. Fay $4,000, $4,000 and 3,080; Mr. Verdi $3,317, $3,595 and $3,150),
      and (b) automobile expense allowances (Mr. Clemens $11,280, $11,998 and $11,998; and Mr. Verdi $5,700, $5,700 and $7,256).
(4) Mr. Bowles ceased being President of the Company, PILIC and PALHIC on December 17, 1998 as a result of the transactions with CRLC.
(5) Mr. Iacovetti joined the Company on December 22, 1997 as Chief Financial Officer and Treasurer. He held this position through August 12, 1998, at which time he became Chief Financial Officer for HealthAxis through March 19, 1999.
(6) Grant reduced during 1998 to reflect election taken to reduce 50,000 shares to 25,000 shares at a price half the initial grant.
(7)   Mr. Ashker joined HealthAxis as President and CEO on April 1, 1998.

             Provident American Corporation and HealthAxis.com, Inc. Aggregate Option Exercises in 1998 and Year-End Values

------------------------------------------------------------------------------------------
                                                             Number of        Value of
                                  Shares                    Underlying       Unexercised
                                 Acquired       Value       Unexercised     In-the-Money
                                On Exercise   Realized        Options        Options at
Name                               (#)           ($)        At 12/31/98       12/31/98
------------------------------------------------------------------------------------------
(a)                                (b)           (c)            (d)              (e)
------------------------------------------------------------------------------------------
Alvin H. Clemens
Chairman of the Board, CEO
    Exercisable (1)                 0            $0            35,000          $62,500
    Unexercisable                                              15,000          $56,250
    Exercisable (HealthAxis)        0            $0           309,000         $811,527
    Unexercisable (HealthAxis)                                      0               $0

Michael Ashker
President  HealthAxis
    Exercisable (HealthAxis)        0            $0           991,000       $2,602,663
    Unexercisable (HealthAxis)                                      0               $0

James O. Bowles
Former President
    Exercisable                     0            $0            85,000          $56,250
    Unexercisable                                              30,000               $0

William C. Fay III
Sr. Vice President, Sales
    Exercisable                   35,000      $231,875         71,000         $191,250
    Unexercisable                                             104,000         $357,500

Benedict J. Iacovetti
HealthAxis  CFO
    Exercisable                     0            $0            20,000         $145,600
    Unexercisable                                              80,000         $582,400

Anthony R. Verdi
COO
    Exercisable                     0            $0            47,000         $249,500
    Unexercisable                                              25,000         $108,750

==========================================================================================

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

Provident American Corporation and HealthAxis.com, Inc.
Option Grants in 1998


======================================================================================================================
                                                                          Potential Realizable Value
                                                                           At Assumed Annual Rates
                  Number of          % of Total                           Of Stock Appreciation for
                  Securities          Options     Exercise                       Option Term
                  Options            Granted to     Price    Expiation                              Alternative to
Name              Granted            Employees     $/Share      Date           5%           10%       f & g (1)
----------------------------------------------------------------------------------------------------------------------
(a)               (b)                   (c)          (d)        (e)            (f)          (g)             (h)
----------------------------------------------------------------------------------------------------------------------
Alvin H. Clemens
Chairman and CEO                (2)
                        309,000 (3)    15.79%       $1.77     7/13/08       $151,107     $333,906          $11,124

Michael Ashker
President -             991,000 (3)    50.65%       $1.77     7/13/08       $484,617   $1,070,877         $356,676
HealthAxis

Anthony R. Verdi
COO                             (2)

======================================================================================================================

(1) Based on the Black-Scholes option pricing model assuming: 0% dividend yield, no adjustments for forfeitures and the following expected stock volatility, length of time for exercise and risk free interest rate:
      57.208%, five years and 4.5%, respectively.

(2) Election was taken in 1998 by officer, open to all 1996 Employee Stock Option Plan option recipients, to reduce previously granted shares by half at a price half the initial grant price. The previous grant was amended to reduce the number of options from 50,000 to 25,000 and reduce the exercise price from $10.00 to $5.00; the vesting provisions remain unchanged. The time remaining on the options on March 13, 1998 (the date of amendment) was approximately 8.5 years.

(3) Granted under the HealthAxis.com, Inc. 1998 Stock Plan to purchase HealthAxis common stock.

Stock Option Plans

         The Company maintains the stock option plans for executives, officers, employees or directors of the Company and its subsidiaries and affiliates. HealthAxis also maintains a stock option plan that includes grants to executives, directors, employees and consultants.

         The 1993 Incentive Stock Option Plan for Employees was discontinued, and effective July 16, 1996, the Companys Board of Directors adopted the 1996 Employee Incentive Stock Option Plan (1996 Employee Plan), which was approved by the Companys shareholders at the 1997 Annual Meeting of Shareholders. The 1996 Employee Plan was amended in 1997 to increase the number of shares issuable thereunder from 950,000 shares to 1,250,000 shares of the Companys common voting stock to key employees of the Company and its subsidiaries and affiliates, exercisable for up to five years from the effective date of the grant at a price not less than the fair market value of the shares on the effective date of grant. All options granted under the 1996 Employee Plan have been granted at 100% of the fair market value of the shares on the effective date of the grant, with the exception of an option granted Mr. Clemens, which was granted at 110% of the fair market value on the date of the grant. During 1998, the Company granted incentive stock options to purchase an aggregate of 167,500 shares of the Companys common stock at prices ranging from $4.4375 to $6.00 per share under the 1996 Employee Plan. During 1998 a total of 25,000 options were exercised under the 1993 Employee plan. On March 13, 1998 the employees owning options under the 1996 Employee Plan were given the right to reduce the grant by half in consideration of the reduction of the exercise price by one half. Of the total grants under the 1996 Employee plan for 1998, 115,000 were as a result of this election.

         The Non-Qualified Stock Option Plan for Directors (Directors Plan) was amended and restated effective as of July 16, 1996 in order to increase the number of shares authorized for the issuance thereunder by 356,500 shares and to incorporate prior amendments. Options granted under the Directors Plan are exercisable for up to ten years from the date of grant at a price of not less than the fair market value of the shares on the date of the grant. All options granted under the Directors Plan have been granted at 100% of the fair market value of the shares on the date of grant. During 1998, there were no grants under the Directors Plan. During 1998 no options were exercised under the Directors Plan.

         The Stock Option Plan for Executives (Executive Plan) was amended and restated effective December 11, 1996 and authorizes the granting of options to purchase up to 3,850,000 shares of the Companys Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock), which are exercisable for up to ten years from the effective date of grant at a price of not less than the fair market value of the shares on the date of grant. No options were granted under the Executive Plan during 1998.

         The HealthAxis.com, Inc. 1998 Stock Plan (1998 Stock Plan), as amended, was approved by the HealthAxis Board of Directors and shareholder on June 30, 1998 (and an amendment on October 15, 1998) and authorizes the granting of options to HealthAxis employees, directors, consultants and executives to purchase up to 2,900,000 shares of HealthAxis common stock, which are exercisable for either five or ten years from the effective date. During 1998 HealthAxis granted stock options to purchase an aggregate of 1,956,500 shares of the HealthAxis Class A stock at prices ranging from $1.77 to $4.00 per share.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

       The following table sets forth, as of March 16, 1999, the amount and percentage of the Company's outstanding common stock beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock; (ii) each director; (iii) each executive officer and (iv) all officers and directors of the Company as a group.

                                                                                                        Series A
                                                                                                 Cumulative Convertible
                                                           Common Stock                              Preferred Stock

                                               No. of Shares            Percent            No. of Shares             Percent
Name of                                        Beneficially               of               Beneficially                of
Beneficial Owner                                 Owned(1)              Class(2)               Owned(1)             Class(2)
----------------                                 --------              --------               --------             --------
Alvin H. Clemens                                 3,470,244(3)           26.6%               1,100,000(4)             99.4%
     907 Exeter Crest
     Villanova, PA 19085

Michael Ashker                                     962,200(5)            8.0%
     c/o HealthAxis.com, Inc.
     2500 DeKalb Pike
     Norristown, PA 19404

Richard E. Field                                   310,000(6)            2.6%
     134 Medinah Drive
     Blue Bell, PA 19422-3212

Harold M. Davis                                    165,000(7)            1.4%

Francis L. Gillan III                               10,000(8)             (9)

Henry G. Hager                                      55,000(7)             (9)

George W. Karr, Jr.                                 67,000(7)             (9)

Edward W. LeBaron                                   31,571(10)

Douglas F. Manchester                              357,143(11)           3.1%

Theophile J. Mignatti, Jr.                          30,000(12)            (9)

P. Glenn Moyer                                      49,000(7)             (9)

Anthony R. Verdi                                    76,600(13)            (9)                   5,500                 1.0%


ALL DIRECTORS AND OFFICERS
     AS A GROUP (27 PERSONS FOR
     COMMON STOCK AND 2 PERSONS
     FOR PREFERRED STOCK)                        5,751,716(14)          42.5%               1,106,600(4)             99.3%


(1)  Information furnished by directors and officers.

(2) Calculated as a percentage of outstanding shares plus each individuals options to purchase common shares (or all Directors and Officers as a Group).

(3) Includes options granted to Mr. Clemens to purchase an additional 291,376 shares of the Company's common stock at a price of $.91 per share granted pursuant to the Amended and Restated Stock Option Agreement dated as of February 27, 1989, includes 550,000 shares of Series A Cumulative Convertible Preferred Stock purchased by Mr. Clemens on March 31, 1993 and also includes 550,000 options at $3.64 per share to purchase Series A Cumulative Convertible Preferred Stock granted to Mr. Clemens pursuant to a Stock Option Agreement dated April 1, 1993. Includes options to purchase 25,000 shares of the Companys Common Stock at $8.75 per share and 10,000 shares of the Companys common stock at $6.00 per share. Mr. Clemens disclaims beneficial ownership of 616,200 shares of the Company's Common Stock given by him to The Mark Twain Trust in 1991 and 962,000 options to purchase additional shares of the Companys common stock owned by a partnership in which Mr. Clemens is a partner. Excludes shares of Series A Cumulative Convertible Preferred Stock, which may be issued under the Option Contract. See Item 11. Employment and Other Agreements. The Series A Cumulative Convertible Preferred Stock is voted on an as converted basis at the rate of 4 votes per share. Each share of Class A Common Stock is entitled to 4 votes and each share of common stock is entitled to 1 vote in connection with matters coming to a vote of the shareholders. Excludes the option to purchase 309,000 shares of HealthAxis Class A stock.

(4) Includes options granted to Mr. Clemens to purchase 550,000 shares of Series A Cumulative Convertible Preferred Stock at $3.64 per share. This does not include shares of Series A Cumulative Convertible Stock which may be issued under the Option Contract. See Item 11. Employment and Other Agreements.

(5) The information in regard to Mr. Ashker has been derived from filings with the Securities and Exchange Commission as of the Record Date. Mr. Ashker is presently serving as President, CEO and a director of one of the Companys subsidiaries, HealthAxis.com, Inc. Sole voting and dispositive power is claimed with regard to 61,000 shares and shared voting power is claimed with regard to 1,038,680 shares and shared dispositive power is claimed with regard to 1,467,120 shares. See also Certain Relationships and Related Transactions for a description of transactions between Mr. Ashker, Lynx Capital Group, LLC and the Company. Amendment No. 1 to Schedule 13D was filed on behalf of Mr. Ashker and others on November 11, 1998, indicating that Mr. Ashker beneficially owned less than ten percent (10%) of the Companys outstanding Common Stock as of such date. The Schedule 13D is also filed on behalf of Lynx Capital Group, LLC, a California limited liability company of which Mr. Ashker is the sole manager; Van Kasper & Company, a broker-dealer and California corporation; Lynx Private Partners, L.P. and Lynx Tech Fund, L.P., both investment limited partnerships of which Lynx Capital Group, LLC, serves as investment advisor; and Lynx Healthtech Fund, L.P., which Lynx Capital Group, LLC, serves as investment advisor and manager. Each of the above entities also claims beneficial ownership of various amounts of the Companys Common Stock. Excludes the option to purchase 991,000 shares of HealthAxis Class A stock.

(6) Includes warrants and options to purchase 300,000 shares of the Companys common stock.

(7)  Includes an option to purchase 45,000 shares of the Companys common stock.

(8)  Includes an option to purchase 10,000 shares of the Companys common stock.

(9)  Less than 1%.

(10) Includes 28,571 shares from a fund of 250,000 shares held in Lynx Private Equity Partners 1, LLC whose sole manager is Mr. LeBaron.

(11) Includes shares held in the name of Interhotel Co., Ltd., which is owned by Mr. Manchester.

(12) Includes 20,000 shares held in wifes name (deceased).

(13) Includes 5,500 shares of Series A Cumulative Convertible Preferred Stock. Includes an option to purchase 47,000 shares of the Company's common stock.

(14) Includes stock and options of all officers and directors to purchase an aggregate of 1,203,472 shares and 1,039,000 shares, respectively, and options granted to Mr. Clemens to (1) purchase an additional 291,376 shares of the Company's common stock at a price of $.91 per share granted pursuant to the Amended and Restated Stock Option Agreement dated as of February 27, 1989 and (2) purchase an additional 25,000 shares of the Companys common stock at $8.75 per share and 10,000 shares of the Companys common stock at $6.00 per share; includes 550,000 shares of Series A Cumulative Convertible Preferred Stock and also includes 550,000 options at $3.64 per share to purchase Series A Cumulative Convertible Preferred Stock granted to Mr. Clemens pursuant to a Stock Option Agreement dated as of April 1, 1993.


Item 13.  Certain Relationships and Related Transactions.

Notes Receivable - Officers and Directors

         The Company has loans receivable from related parties with: Mr. Alvin Clemens, Chairman of the Board, Chief Executive Officer and a shareholder of the Company, which is collateralized by 128,478 shares of the Companys common stock (Shares) owned by Mr. Clemens; Mr. John Gillin, a former Director and shareholder of the Company, which is collateralized by 10,000 shares and a stock option grant to purchase 30,000 shares, both owned by Mr. Gillin; and Mr. Richard Field, with whom the Company had a Marketing and Consulting Agreement in 1998, which is collateralized by 157,500 shares, a second mortgage on real estate, and unpaid amounts on the Marketing and Consulting Agreement, all owned by Mr. Field.

         Mr. Clemens loan is due in April 2000. Mr. Gillins loan was repaid in full during January 1999. Mr. Fields loan was repaid in full during February 1999.

         The following table details the loan receivable at December 31, 1998.

                                               Clemens     Gillin       Field
                                               -------     ------       -----
Amounts due at December 31, 1998
Loan principal                                $600,000    $140,900    $422,280
Accrued interest                                75,693      24,823      63,965
Balance due and highest outstanding balance
                                              $675,693    $165,723    $486,245

1998 Interest income                          $ 34,500    $  9,873    $ 30,087

Interest rate                                     5.33%       8.50%       9.50%

    Business transactions with related parties

         Lynx Capital Group, LLC LCG beneficially owns 5.7% (including options) of the outstanding shares of Provident. Michael Ashker, Manager of LCG, is also serving as the Chief Executive Officer and President of HealthAxis. Mr. Ashker is also a director of Provident. LCG is party to a consulting agreement with Provident whereby LCG provided various services with regard to the Company and in return the Company paid $23,000 in fees and expenses and options to purchase 400,000 shares of Provident common stock during 1998.

         Michael F. Beausang, Jr., Esquire, Secretary and General Counsel, Director of the HealthAxis and a former director of Provident, is a partner in the law firm of Butera, Beausang, Cohen & Brennan. Such law firm performs legal services for the Company for which the Company paid such law firm approximately $332,000 during 1998.

         For a description of the consulting services rendered by John T. Gillin, a former Director of the Company through December 17, 1998, see Item 11 Executive Compensation.

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

             Report of Previous Independent Accountants                      F-2

             Consolidated Financial Statements:

             Consolidated Balance Sheets -
                    December 31, 1998 and 1997                               F-3

             Consolidated Statements of Operations -
                    Years ended December 31, 1998, 1997 and 1996             F-4

             Consolidated Statements of Changes in
                    Stockholders' Equity -
                    Years ended December 31, 1998, 1997 and 1996             F-5

             Consolidated Statements of Cash Flow -
                    Years ended December 31, 1998, 1997 and 1996      F-6 to F-7

             Notes to Consolidated Financial Statements              F-8 to F-41

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

     (b) Reports on Form 8-K:

           December 23, 1998 - Item 5 - Other Events
                  Item 7 - Financial Statement and Exhibits

           December 31, 1998 - Item 2 - Acquisition or Disposition of Assets
                  Item 5 - Other Events
                  Item 7 - Financial Statements and Exhibits

              PROVIDENT AMERICAN CORPORATION (Parent Company Only)
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS


(Dollars in thousands)                                                   December 31,
Assets                                                              1998            1997
                                                                    ----            ----
Investment in subsidiaries *                                      $ 11,567        $ 11,158
Equipment, net                                                         560             526
Loans receivable from officer, director and stockholder              1,328           1,243
Cash                                                                                     2
Other assets                                                         1,710             788
                                                                  --------        --------
Total Assets                                                      $ 15,165        $ 13,717
                                                                  ========        ========

Liabilities and Stockholders' Equity
Liabilities
Accounts payable to subsidiaries *                                $  3,285        $  1,687
Accrued expenses                                                       944           1,463
Accrued federal income tax                                             444           1,518
Notes payable - other                                                3,865           4,040
Notes payable-bank                                                                   1,000
                                                                  --------        --------
Total Liabilities                                                    8,538           9,708
                                                                  --------        --------

Commitments and Contingencies:

Minority Interest-Healthaids Common Stock                            1,132

Stockholders' Equity
Preferred stock Series A                                               557             580
Preferred stock Series B
Common stock                                                         1,149           1,021
Additional paid-in capital                                          26,309          13,767
Net unrealized appreciation of stocks                                                   (3)
Net unrealized appreciation (depreciation) of bonds held by
 subsidiaries                                                          666             188
Retained earnings (deficit) (including undistributed net
 income (loss) of subsidiaries of $(28,161) and $(14,052))         (23,186)        (11,468)
Treasury stock, at cost                                                                (76)
                                                                  --------        --------
Total Stockholders' Equity                                           5,495           4,009
                                                                  --------        --------
Total Liabilities and Stockholders' Equity                        $ 15,165        $ 13,717
                                                                  ========        ========


*  Eliminated in consolidation.

         The condensed financial information should be read in conjunction with the Provident American Corporation and subsidiaries December 31, 1998 Consolidated Financial Statements and notes thereto.

              PROVIDENT AMERICAN CORPORATION (Parent Company Only)
                                   SCHEDULE II
                   CONDENSED FINANCIAL INFORMATION OF COMPANY
                            STATEMENTS OF OPERATIONS

                                                                                Years Ended December 31,
Revenue:                                                           1998               1997               1996
                                                                   ----               ----               ----
     Interest income                                           $       -           $      93           $     23
     Investment income                                                                    26                  -
     Litigation settlement                                                                 -              5,320
     Realized gain on investments                                                        950                699
     Other                                                            92                  93                 18
                                                               ---------           ---------           --------
                                                                      92               1,162              6,060
                                                               ---------           ---------           --------
Expenses:
     Depreciation                                                    189                 863                  -
     Operating and administrative                                    370               1,045                744
     Interest                                                        174                  35                 54
                                                               ---------           ---------           --------
                                                                     733               1,943                798
                                                               ---------           ---------           --------

Income (loss) before income taxes and undistributed
     income (loss) of subsidiaries                                  (641)               (781)             5,262

Provision for income taxes                                        (1,074)                   -             1,476
                                                               ---------           ---------           --------
Income (loss) after income taxes                                     432                (781)             3,786

Undistributed income (loss) of subsidiaries *                    (12,612)            (17,644)            12,334

Minority interest in net loss of subsidiary                          716

     Net income (loss)                                           (11,463)            (18,425)            16,120

Dividends declared on preferred stock                                254                 148                194
                                                               ---------           ---------           --------
     Net income (loss) applicable to common stock              $ (11,717)          $ (18,573)          $ 15,926
                                                               =========           =========           ========

*  Eliminated in consolidation.

         The condensed financial information should be read in conjunction with the Provident American Corporation and subsidiaries December 31, 1998 Consolidated Financial Statements and notes thereto.

              PROVIDENT AMERICAN CORPORATION (Parent Company Only)
                                   SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                            STATEMENTS OF CASH FLOWS


                                                                                         Years Ended December 31,
                                                                                 1998              1997              1996
Operating Activities
   Net income (loss)                                                          $ (12,156)        $ (18,425)         $ 16,120
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
      Undistributed (income) loss of subsidiaries *                              12,612            17,644           (12,334)
      Depreciation                                                                  189               863                 -
      Issuance of warrants                                                          880
      Net realized gain on investments                                                               (950)             (699)
      Common stock received from litigation settlement                                                  -            (4,320)
      Changes in assets and liabilities:
          Decrease in other assets                                                 (922)
          Other liabilities                                                        (519)              (38)               99
          Income taxes                                                              327             1,234               333
                                                                              ---------         ---------          --------
          Net cash from operating activities                                     (5,024)              328              (801)
                                                                              ---------         ---------          --------
Investing Activities
   Sale of investments                                                                              3,839             2,130
   Repayments of loans receivable                                                     3               250
   Loans to officer, director and shareholder                                       (88)           (1,032)             (461)
   Decrease in receivables                                                                             60                59
   Acquisition of equipment                                                        (223)             (680)                -
   Acquisition of businesses, net                                                                       -               (35)
   Other                                                                              -                 -                -
                                                                              ---------         ---------          --------
   Net cash from investing activities                                              (308)            2,437             1,693
                                                                              ---------         ---------          --------

Financing Activities
   Proceeds from notes payable - bank                                                               1,000                78
   Proceeds from notes payable - other                                           (1,176)            3,978                 -
   Repayment of notes payable - bank and other                                                       (200)             (708)
   Issuance of common stock                                                       3,336               835               800
   Dividends paid on preferred stock                                               (148)             (148)             (194)
   Capital contribution to subsidiary *                                          (3,000)           (8,000)                -
   Increase (decrease) in accounts payable subsidiaries *                         1,598              (228)             (869)
                                                                              ---------         ---------          --------
   Net cash from financing activities                                               610            (2,763)             (893)
                                                                              ---------         ---------          --------

Change in cash                                                                       (2)                2                (1)
Cash, beginning of year                                                               2                 -                 1
                                                                              ---------         ---------          --------
Cash, end of year                                                             $       0         $       2          $      -
                                                                              =========         =========          ========
Supplemental disclosure of cash information:
   Interest paid                                                              $       5         $       5          $     56
   Income taxes paid (refunded)                                               $  (1,128)        $  (1,128)         $  1,119

Non-cash investing activities:
   Issuance of common stock in connection with acquisition of businesses      $      -          $       -          $  1,879

Issuance of warrants                                                          $   4,469                 -                 -
                                                                              =========
Exercise of warrants for subscriptions                                        $   1,400                 -                 -
                                                                              =========
Increase in net assets in Healthaxis.com, Inc                                 $   4,210                 -                 -
                                                                              =========



         The condensed financial information should be read in conjunction with the Provident American Corporation and subsidiaries December 31, 1998 Consolidated Financial Statements and notes thereto.

                 PROVIDENT AMERICAN CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

----------------------------------------------------------------------------------------------------
                     COLUMN A        COLUMN B          COLUMN C          COLUMN D        COLUMN F
----------------------------------------------------------------------------------------------------
Years Ended          Segment     Deferred Policy     Future Policy       Unearned        Premium
December 31,                     Acquisition Cost      Benefits,         Premiums        Revenue
                                                    Losses, Claims
                                                       And Loss
                                                       Expenses
----------------------------------------------------------------------------------------------------
1996:            Individual Life
                 And Annuity         $  1,468          $ 44,782        $         -       $ 10,814

                 Group Life
                 And Health             1,672            15,469              1,356         33,892
----------------------------------------------------------------------------------------------------
                 Total               $  3,140          $ 60,251           $  1,356       $ 44,706
----------------------------------------------------------------------------------------------------
1997:            Individual Life
                 And Annuity         $  1,499          $ 46,418        $         -       $  6,520

                 Group Life
                 And Health                 -            29,884              2,022         47,733

----------------------------------------------------------------------------------------------------
                 Total               $  1,499          $ 76,302           $  2,022       $ 54,253
----------------------------------------------------------------------------------------------------
1998:            Individual Life
                 And Annuity         $  2,106          $ 47,575        $         -       $  6,754


                 Group Life
                 And Health                 -            42,323                  -         62,863
----------------------------------------------------------------------------------------------------
                 Total               $  2,106          $ 89,898        $         -       $ 69,617
----------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------
                     COLUMN A        COLUMN G           COLUMN H            COLUMN I           COLUMN J
--------------------------------------------------------------------------------------------------------------
Years Ended          Segment      Net Investment    Benefits, Claims,     Amortization     Other Operating
December 31,                        Income (1)         Losses And         Of Deferred          Expenses
                                                       Settlement            Policy
                                                        Expenses          Acquisition
                                                                             Costs
--------------------------------------------------------------------------------------------------------------
1996:            Individual Life
                 And Annuity          $  2,831          $ 10,528           $      170          $  3,682

                 Group Life
                 And Health                449            20,442                  414            16,394
------------------------------------------------------------------------------------------------------------------
                 Total                $  3,280          $ 30,970           $      584          $ 20,076
--------------------------------------------------------------------------------------------------------------
1997:            Individual Life
                 And Annuity          $  2,887          $  7,534          $        82          $  3,745

                 Group Life
                 And Health                600            40,192               10,861            22,630

--------------------------------------------------------------------------------------------------------------
                 Total                $  3,487          $ 47,726             $ 10,943          $ 26,375
--------------------------------------------------------------------------------------------------------------
1998:            Individual Life
                 And Annuity          $  1,992          $  7,163           $      577          $  2,994


                 Group Life
                 And Health              1,772            48,217                1,472            30,987
--------------------------------------------------------------------------------------------------------------
                 Total                $  3,764          $ 55,380             $  2,049          $ 33,972
---------------------------------------------------------------------------------------------------------------



(1) Investment income by segment is allocated based on liabilities for future policy benefits and policy claims.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                  PROVIDENT AMERICAN CORPORATION

                                  By:       /s/ ALVIN H. CLEMENS
                                        -------------------------------------
                                        Alvin H. Clemens, Chairman of
                                        the Board and Chief Executive Officer

March 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       /s/ ALVIN H. CLEMENS                                     March 26, 1999
------------------------------------------------
Alvin H. Clemens, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

       /s/ ANTHONY R. VERDI                                     March 26, 1999
------------------------------------------------
Anthony R. Verdi, Chief Operating Officer

       /s/ FRANCIS L. GILLAN III                                March 26, 1999
------------------------------------------------
Francis L. Gillan III, Chief Financial Officer,
Treasurer (Principal Financial and Accounting Officer)

       /s/ MICHAEL ASHKER                                       March 26, 1999
Michael Ashker, Director

       /s/ HAROLD M. DAVIS                                      March 29, 1999
-------------------------------------------------
Harold M. Davis, Director

          /s/ HENRY  G. HAGER                                   March 29, 1999
--------------------------------------------------
Henry G. Hager, Director

          /s/ GEORGE W. KARR                                    March 27, 1999
--------------------------------------------------
George W. Karr, Jr., Director

           /s/ EDWARD W. LEBARON                                March 26, 1999
-------------------------------------------
Edward W. LeBaron, Director

         /s/ DOUGLAS F. MANCHESTER                              March 28, 1999
---------------------------------------
Douglas F. Manchester, Director

         /s/ THEOPHILE J. MIGNATTI, JR.                         March 28, 1999
-----------------------------------------
Theophile J. Mignatti, Jr., Director

         /s/ P. GLENN MOYER                                     March 27, 1999
-------------------------------------------------
P. Glenn Moyer, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549












                              EXHIBITS TO FORM 10-K
                                ANNUAL REPORT OF
                         PROVIDENT AMERICAN CORPORATION
                   For the Fiscal Year Ended December 31, 1998












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

(10)(B)* Premium Production and Stock Option Agreement dated January 19, 1991 among Registrant, Provident Indemnity Life Insurance Company and Premarco, Inc. incorporated by reference to Exhibit
                    (10)(E) to Registrant's Annual Report on
                    Form 10-K for the year ended December
                    31, 1990.

 Exhibit                                                       Sequentially
 Number                   Description of Exhibits              Numbered Page
 ------                   -----------------------              -------------


(10)(C) Escrow Agreement dated January 1, 1991 between Network America Life Insurance Company, Provident Indemnity Life Insurance Company and Harleysville National Bank and Trust Company incorporated by reference to Exhibit
                    (10)(G) to Registrant's Annual Report on
                    Form 10-K for the year ended December
                    31, 1990.

(10)(D)* Registrant's 1983 Incentive Stock Option Plan and Management Contracts thereunder, incorporated by reference to Exhibit (10)(C)(17) to Registrant's Form 10 Registration Statement No. 0-13591, as amended.

(10)(E)*            Registrant's 1985 Non-Qualified Stock
                    Option Plan, incorporated by reference
                    to Exhibit (10)(C)(1) to Registrant's
                    Form 10 Registration Statement No.
                    0-13591, as amended.

(10)(F) Quota Share Reinsurance Agreement effective as of October 1, 1989 among Provident Indemnity Life Insurance Company, Continental Assurance Company, First Equicor Life Insurance Company, The Mercantile and General Reinsurance Company, Limited, The Manufacturers Life Insurance Company, Ltd. and Gerling Global Life Insurance Company incorporated by reference to Exhibit
                    (10)(L) to Registrant's Form S-1
                    Registration Statement No. 33-40842, as
                    amended.

(10)(G)*            Registrant's 1991 Executive Stock Option
                    Plan incorporated by reference to
                    Exhibit (10)(O) to Registrant's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1991.

(10)(H)*            Registrant's 401(k) Profit Sharing Plan
                    and Trust incorporated by reference to
                    Exhibit (10)(P) to Registrant's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1991.

(10)(I)* Amendment dated November 17, 1992 to Premium Production and Stock Option Agreement dated January 19, 1991 among Registrant, Provident Indemnity Life Insurance Company and Premarco, Inc., incorporated by reference to Exhibit
                    (10)(S) to Registrant's Annual Report on
                    Form 10-K for the year ended December
                    31, 1992.

 Exhibit                                                       Sequentially
 Number                   Description of Exhibits              Numbered Page
 ------                   -----------------------              -------------


(10(J)*             Amended and Restated Provident American
                    Corporation Incentive Stock Option Plan
                    for Field Representatives and Agents
                    dated January 1, 1991, incorporated by
                    reference to Exhibit (10)(T) to
                    Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1992.

(10)(K)* Third Amendment to the Amended and Restated Stock Option Agreement dated April 1, 1993 among Registrant, Provident Indemnity Life Insurance Company and Alvin H. Clemens, incorporated by reference to Exhibit
                    (10)(B) to Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

(10)(L)* Option Agreement dated as of April 1, 1993 granting Alvin H. Clemens the right to purchase 500,000 shares of Series A Preferred Stock, incorporated by reference to Exhibit (10)(C) to Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

(10)(M) Stock Purchase Agreement dated February 16, 1995 by and among Blue Alliance Mutual Insurance Company, Registrant and Provident Indemnity Life Insurance Company as to the sale of all of the outstanding stock of Maine National Life Insurance Company. Incorporated by reference to Exhibit (10)(W) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(10)(N)             Stock Purchase Agreement, dated January
                    2, 1995 among Maine National Life
                    Insurance Company, Provident Indemnity
                    Life Insurance Company and PAMCO Realty
                    Co., Inc. Incorporated by reference to
                    Exhibit (10)(X) to Registrant's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1994.

(10)(O)             Reinsurance Agreement, dated December
                    31, 1995 between Provident Indemnity
                    Life Insurance Company and London Life
                    Reinsurance Company. Incorporated by
                    reference to Exhibit (10)(Y) to
                    Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1995.

 Exhibit                                                       Sequentially
 Number                   Description of Exhibits              Numbered Page
 ------                   -----------------------              -------------


(10)(P) Warrant, dated November 1, 1995 granting Thomas A. Bruderman the right to purchase up to 50,000 shares of the common stock of Registrant. Incorporated by reference to Exhibit (10)(Z) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(10)(Q)*            Fourth Amendment to Registrant's
                    Incentive Stock Option Plan for Field
                    Representatives and Agents, effective
                    January 1, 1995. Incorporated by
                    reference to Exhibit (10)(CC) to
                    Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1995.

(10)(R) Settlement Agreement and Mutual General Release, effective February 12, 1996 among Registrant, Provident Indemnity Life Insurance Company, The Loewen Group Inc., and Loewen Group International, Inc. Incorporated by reference to Exhibit (10)(EE) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(10)(S)*            Registrant's Life and Health Insurance
                    Agent Non-Qualified Stock Option Plan,
                    effective January 2, 1996. Incorporated
                    by reference to Exhibit (10)(EE) to
                    Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1996.

(10)(T)* Employment Contract, dated April 1, 1996 among Registrant, Provident Indemnity Life Insurance Company and Edward Bolton. Incorporated by reference to Exhibit (10)(FF) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(10)(U)* Amended and Restated Employment Contract, dated November 7, 1996 among Registrant, NIA Corporation, Provident American Life & Health Insurance Company and James O. Bowles. Incorporated by reference to Exhibit (10)(GG) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(10)(V)* Employment Contract, dated February 19, 1997 among Registrant, Provident Indemnity Life Insurance Company, Provident American Life & Health Insurance Company and Alvin H. Clemens. Incorporated by reference to Exhibit
                    (10)(HH) to Registrant's Annual Report
                    on Form 10-K for the year ended December
                    31, 1996.

 Exhibit                                                       Sequentially
 Number                   Description of Exhibits              Numbered Page
 ------                   -----------------------              -------------


(10)(W) Promissory Note; Pledge and Security Agreement, dated April 8, 1996 between Registrant and Alvin H. Clemens. Incorporated by reference to Exhibit
                    (10)(II) to Registrant's Annual Report
                    on Form 10-K for the year ended December
                    31, 1996.

(10)(X)* Amendment and Restatement of the Registrant's Stock Option Plan for Directors, effective July 16, 1996. Incorporated by reference to Exhibit
                    (10)(JJ) to Registrant's Annual Report
                    on Form 10-K for the year ended December
                    31, 1996.

(10)(Y)*            Registrant's 1996 Employee Incentive
                    Stock Option Plan, effective July 16,
                    1996. Incorporated by reference to
                    Exhibit (10)(KK) to Registrant's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1996.

(10)(Z)*            Registrant's Amended and Restated Stock
                    Option Plan for Executives, dated
                    December 11, 1996. Incorporated by
                    reference to Exhibit (10)(LL) to
                    Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1996.

(10)(AA) Promissory Note with Amendments; Pledge and Security Agreement; and Escrow Agreement, dated April 2, 1996 between Registrant and John T. Gillin. Incorporated by reference to Exhibit
                    (10)(MM) to Registrant's Annual Report
                    on Form 10-K for the year ended December
                    31, 1996.

(10)(BB) Warrant for the Purchase of Shares of Common Stock, dated July 18, 1996 granting Ladenburg, Thalmann & Co. Inc. the right to purchase 100,000 shares of the common stock of Registrant. Incorporated by reference to Exhibit
                    (10)(OO) to Registrant's Annual Report
                    on Form 10-K for the year ended December
                    31, 1996.

(10)(CC)*           Marketing and Consulting Agreement,
                    dated June 18, 1996 between Provident
                    Indemnity Life Insurance Company and
                    Richard E. Field. Incorporated by
                    reference to Exhibit (10)(PP) to
                    Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1996.

 Exhibit                                                       Sequentially
 Number                   Description of Exhibits              Numbered Page
 ------                   -----------------------              -------------

(10)(DD)*           Stock Option/Warrant Agreement, dated
                    January 1, 1996 between Registrant and
                    Richard E. Field. Incorporated by
                    reference to Exhibit (10)(QQ) to
                    Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1996.

(10)(EE)            Amendment to Promissory Note, dated
                    April 8, 1997 between Registrant and
                    Alvin H. Clemens. Incorporated by
                    reference to Exhibit (10)(GG) to
                    Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1997.

(10)(FF) Promissory Note, dated July 28, 1997 between Registrant and Alvin H. Clemens. Incorporated by reference to Exhibit
                    (10)(HH) to Registrant's Annual Report
                    on Form 10-K for the year ended December
                    31, 1997.

(10)(GG)          Second Amendment to Promissory Note,
                    dated February 1, 1997; Third Amendment
                    to Promissory Note, dated April 30,
                    1997, between Registrant and John T.
                    Gillin. Incorporated by reference to
                    Exhibit (10)(II) to Registrant's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1997.

(10)(HH)            Services Agreement with Amendment to
                    Services Agreement, dated February 1,
                    1998 between Provident Indemnity Life
                    Insurance Company, Provident American
                    Life and Health Insurance Company,
                    HealthPlan Services Corporation and
                    HealthPlan Services, Inc. Incorporated
                    by reference to Exhibit (10)(JJ) to
                    Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1997.

(10)(II) Inducement Agreement, dated October 16, 1997 between Registrant and HealthPlan Services, Inc. Incorporated by reference to Exhibit (10)(KK) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 Exhibit                                                       Sequentially
 Number                   Description of Exhibits              Numbered Page
 ------                   -----------------------              -------------


(10)(JJ) The Provident and HealthPlan Services E-Commerce Agreement, dated May 29, 1998 and effective February 1, 1998 between Registrant, Insurion, Inc., Provident Health Services, Inc. and HealthPlan Services, Inc. Incorporated by reference to Exhibit (10)(LL) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(10)(KK) Amended and Restated Interactive Marketing Agreement, dated February 1, 1998 between Provident Health Services, Inc. and American Online, Inc. Incorporated by reference to Exhibit 1 to Registrant's Form 8-K/A dated June 8, 1998.

(10)(LL) MGU Stock Purchase Agreement, dated February 27, 1998 between Montgomery Management Corporation and HealthPlan Services, Inc. Incorporated by reference to Exhibit (10)(NN) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(10)(MM)            Lynx Capital Group, LLC Consulting
                    Agreement, dated March 31, 1998 between
                    Provident Indemnity Life Insurance
                    Company, Provident American Life and
                    Health Insurance Company and Lynx
                    Capital Group, LLC. Incorporated by
                    reference to Exhibit (10)(OO) to
                    Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1997.

(10)(NN)            Interactive Marketing Agreement between
                    Registrant's wholly owned subsidiary,
                    Provident Health Services, Inc. and
                    American Online, Inc., dated March 20,
                    1998. Incorporated by reference to
                    Exhibit 1 to Registrant's Form 8-K/A
                    dated June 12, 1998.

(10)(OO) Share Purchase Agreement dated November 13, 1998 between Registrant, Lynx Private Equity Partners I, LLC, James Burke, Craig Gitlitz and Interhotel Company Ltd. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated December 23, 1998.

 Exhibit                                                       Sequentially
 Number                   Description of Exhibits              Numbered Page
 ------                   -----------------------              -------------



(10)(PP) Agreement dated September 15, 1998 between Registrant's wholly owned subsidiaries, Provident Indemnity Life Insurance Company and Health Axis related to the Series A Convertible Preferred Shares. Incorporated by reference to Exhibit 10.5 to
                    Registrant's Form 8-K dated December 23,
                    1998.

(10)(QQ)            Certificate of Designations related to
                    the Series A Convertible Preferred Stock of Registrant's subsidiary, HealthAxis.com, Inc. Incorporated by reference to Exhibit
                    10.6 to Registrant's Form 8-K dated
                    December 23, 1998.

(10)(RR)            Certificate of Designations related to
                    the Series B convertible Preferred Stock of Registrant's subsidiary, HealthAxis.com, Inc. Incorporated by reference to Exhibit
                    10.7 to Registrant's Form 8-K dated
                    December 23, 1998.

(10)(SS) Stock Purchase Agreement, dated December 29, 1998, between Central Reserve Life Corporation, Registrant and Registrant's wholly owned subsidiary, Provident Indemnity Life Insurance Company. Incorporated by reference to Exhibit
                    99.1 to Registrant's Form 8-K dated
                    January 15, 1999.

(10)(TT)            Guarantee Agreement, dated December 29,
                    1998, by Registrant in favor of RCH as
                    agent on behalf of itself and CRCL.
                    Incorporated by reference to Exhibit
                    99.2 to Registrant's Form 8-K dated
                    January 15, 1999.

(10)(UU)            Stock Pledge Agreement dated, December
                    29, 1998, by Registrant in favor of RCH
                    as agent for itself and CRLC.
                    Incorporated by reference to Exhibit
                    99.3 to Registrant's Form 8-K dated
                    January 15, 1999.

(10)(VV)            Reinsurance Agreement among PILIC, RCH
                    and CRLC (effective date December 31,
                    1998). Incorporated by reference to
                    Exhibit 99.4 to Registrant's Form 8-K
                    dated January 15, 1999.

 Exhibit                                                       Sequentially
 Number                   Description of Exhibits              Numbered Page
 ------                   -----------------------              -------------


(10)(WW)            Reinsurance Agreement among PALHIC and
                    PILIC (effective date December 31,
                    1998). Incorporated by reference to
                    Exhibit 99.5 to Registrant's Form 8-K
                    dated January 15, 1999.

(10)(XX) Assignment and Assumption of Contracts dated December 31, 1998 among CRLC, Registrant, PILIC and Provident Health Services, Inc. Incorporated by reference to Exhibit 99.6 to Registrant's Form 8-K dated January 15, 1999.

(10)(YY)            Individual Medical Products Carrier
                    Partner Agreement, dated December 29,
                    1998, among and between HealthAxis.com,
                    Inc., PALHIC and CRLC. Incorporated by
                    reference to Exhibit 99.7 to
                    Registrant's Form 8-K dated January 15,
                    1999.

(10)(ZZ) First Amendment to the Amended and Restated Interactive Marketing Agreement between America Online, Inc. and Registrant's wholly owned subsidiaries, Provident Health Services, Inc. and HealthAxis.com, Inc. Incorporated by reference to Exhibit 10.2 to
                    Registrant's Form 8-K/A dated January
                    19, 1999.

(10)(AAA)           Promotion Agreement dated June 27, 1998
                    between Insurion, Inc. and CNET, Inc.
                    (This document has been redacted to
                    remove certain portions for which
                    confidential treatment has been
                    requested by the Company pursuant to
                    Rule 24b-2) and the First Amendment
                    thereto dated November 13, 1998.
                    Incorporated by reference to Exhibit
                    10.3 to Registrant's Form 8-K/A dated
                    January 19, 1999.

(10)(BBB) Amended and Restated Agreement dated November 13, 1998 between LYCOS, Inc. and Insurion, Inc. (This document has been redacted to remove certain portions for which confidential treatment has been requested by the Registrant pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10.4 to
                    Registrant's Form 8-K/A dated January
                    19, 1999.

(10)(CCC)           Revolving Promissory Note between
                    Registrant and PILIC dated July 1, 1998.

 Exhibit                                                       Sequentially
 Number                   Description of Exhibits              Numbered Page
 ------                   -----------------------              -------------

(10)(DDD)           Consulting Agreement between Registrant
                    and Robinson, Lerer & Montgomery, LLC
                    dated January 25, 1999.

(10)(EEE)           Second Amendment to Promissory Note
                    dated as of the 24th day of March 1999,
                    by and between Alvin H. Clemens and
                    Registrant.

(10)(FFF)           Second Amendment to Pledge And Security
                    Agreement dated as of the 24th day of
                    March 1999, by and between Alvin H.
                    Clemens and Registrant.

  (11)              Computation of Earnings Per Share.

  (16)              Letter re: change in certifying
                    accountant.

  (22)              Subsidiaries of Registrant.

(23)(A)             Consent of Current Independent
                    Accountants.

(23)(B)             Consent of Previous Independent
                    Accountants.

  (27)              Financial Data Schedule.


*        Indicates management contract or compensatory plan or arrangement.