Form 10-K/A
period 1998-12-31
PROVIDENT AMERICAN CORP
filed 1999-04-30
CIK 768892

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

                           Commission File No.0-13591


                         PROVIDENT AMERICAN CORPORATION
             (Exact name of registrant as specified in its charter)

            Pennsylvania                               23-2214195
     (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)

          2500 DeKalb Pike, Norristown, Pennsylvania           19401
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

         As of March 25, 1999, Registrant had 11,624,780 shares of Common Stock outstanding.


                     The Exhibit Index is located on Page 79

                         PROVIDENT AMERICAN CORPORATION

                                Table of Contents


                                                                          Page
  I.     Part I.                                                          ----


         Item 1.   Business                                               2-44
         Item 2.   Properties                                               44
         Item 3.   Legal Proceedings                                        44
         Item 4.   Submission of Matters to a Vote of Security Holders      44


  II. Part II.

         Item 5.   Market for Registrant's Common Equity
                       and Related Stockholder Matters                   45-49
         Item 6.   Selected Financial Data                                  50
         Item 7.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations     51-59
         Item 8.   Financial Statements and Supplementary Data              60
         Item 9.   Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                  61


  III. Part III.


         Item 10.  Directors and Executive Officers of the Registrant    62-64
         Item 11.  Executive Compensation                                65-71
         Item 12.  Security Ownership of Certain Beneficial
                       Owners and Management                             72-74
         Item 13.  Certain Relationships and Related Transactions        74-75


  IV. Part IV.

         Item 14.  Exhibits, Financial Statement Schedules

                       and Reports on Form 8-K                           76-77

  Exhibit Index                                                          79-89


  Preliminary Note

  This Amendment No. 1 amends in its entirety the Company's Annual Report on Form 10-K for the year ended December 31, 1998. No Exhibits except Exhibits 23(A) and 23(B) are being filed herewith.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

1998 Results compared to 1997 Results

         Net loss applicable to common stock was $12.4 million or ($1.20) per basic and diluted share for 1998 compared to net loss of $18.6 million or $1.84 per basic and diluted share for 1997. The Company's 1998 results continue to be unfavorably impacted by high health policy benefits, along with other operating expenses of $4.9 million, related to the start-up operations of HealthAxis. The 1998 results were favorably impacted by a net $3.0 million gain on the sale of subsidiaries and a $0.8 million ceding commission relating to the 100% ceding of the managed care business as described in the Financial Statements' Notes C and W, respectively, and later in this discussion of results of operations.

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

       Provident American Corporation and Subsidiaries
 Consolidated Statements of Changes in Stockholders' Equity



                                             Preferred Stock          Common Stock        Additional
                                            ------------------     ------------------      Paid-In
                                            Shares      Amount     Shares      Amount      Capital
                                            ------      ------     ------      ------      -------
(Dollars in thousands)
BALANCE, DECEMBER 31, 1995                  1,006      $ 1,006      9,260    $    926     $ 10,166
Comprehensive income:
     Net income (loss) 1996
     Other comprehensive income (loss)
Comprehensive income
Conversion of Series B Cumulative
     Preferred stock                         (426)        (426)       426          43          383
Retirement of treasury stock                                         (100)        (10)        (234)
Stock options and warrants exercised                                  204          20          625
Compensation expense on stock issuance                                 15           2          153
     and stock option grants
Issuance of common stock in connection                                274          27        1,852
    with acquisition of business
Cash dividends declared on preferred
    stock
                                              ---      -------     ------     -------      -------
BALANCE, DECEMBER 31, 1996                    580          580     10,079       1,008       12,945

Comprehensive income:
     Net income (loss) 1997
     Other comprehensive income (loss)
Comprehensive income
Stock options and warrants exercised                                   30           2           96
Compensation expense on stock issuance                                100          11          478
Compensation expense on stock option                                                           248
    grants
Cash dividends declared on preferred
    stock
                                              ---      -------     ------     -------      -------
BALANCE, DECEMBER 31, 1997                    580          580     10,209       1,021       13,767

Comprehensive income:
     Net income (loss) 1998
     Other comprehensive income (loss)
Comprehensive income
Issuance of common stock                                              410          41        1,616
Stock options and warrants exercised                                  882          89        2,991
Increase in net assets in                                                                    4,210
HealthAxs.com, Inc.
Warrants issued                                                                              4,469
Conversion of Preferred Stock                 (23)         (23)        24           2           21
Conversion of Treasury Stock                                          (36)         (4)         (72)
Cash dividends declared on preferred
    stock
                                              ---      -------     ------     -------      -------
BALANCE, DECEMBER 31, 1998                    557      $   557     11,489     $ 1,149      $27,002
                                              ===      =======     ======     =======      =======



                                                              Accumulated
                                                 Retained        Other         Treasury
                                                 Earnings    Comprehensive      Stock
                                                (Deficit)    Income (Loss)     (at cost)       Total
                                                ---------    --------------    ---------       -----
(Dollars in thousands)
BALANCE, DECEMBER 31, 1995                    $   (8,821)        $   467     $    (320)     $   3,424
Comprehensive income:
     Net income (loss) 1996                       16,120                                       16,120
     Other comprehensive income (loss)                                24                           24
                                                                                            ---------
Comprehensive income                                                                           16,144
                                                                                            ---------
Conversion of Series B Cumulative
     Preferred stock                                                                                0
Retirement of treasury stock                                                       244              0
Stock options and warrants exercised                                                              645
Compensation expense on stock issuance                                                            155
     and stock option grants
Issuance of common stock in connection                                                          1,879
     with acquisition of business
Cash dividends declared on preferred                (194)                                        (194)
     stock
                                               ---------         -------     -----------    ---------
BALANCE, DECEMBER 31, 1996                         7,105             491           (76)        22,053

Comprehensive income:
     Net income (loss) 1997                      (18,425)                                     (18,425)
     Other comprehensive income (loss)                              (306)                        (306)
                                                                                            ---------
Comprehensive income                                                                          (18,731)
                                                                                            ---------
Stock options and warrants exercised                                                               98
Compensation expense on stock issuance                                                            489
Compensation expense on stock option                                                              248
     grants
Cash dividends declared on preferred                (148)                                        (148)
     stock
                                               ---------         -------     -----------    ---------
BALANCE, DECEMBER 31, 1997                       (11,468)            185           (76)         4,009

Comprehensive income:
     Net income (loss) 1998                      (12,156)                                     (11,463)
     Other comprehensive income (loss)                               481                          481
                                                                                            ---------
Comprehensive income                                                                          (10,982)
                                                                                            ---------
Issuance of common stock                                                                        1,657
Stock options and warrants exercised                                                            3,080
Increase in net assets in                                                                       4,210
HealthAxs.com, Inc.
Warrants issued                                                                                 4,469
Conversion of Preferred Stock                                                                       0
Conversion of Treasury Stock                                                        76              0
Sale of Subsidiaries                                                                                0
Cash dividends declared on preferred                (255)                                        (255)
     stock
                                               ---------         -------     -----------    ---------
BALANCE, DECEMBER 31, 1998                     $ (23,879)        $   666     $       0      $   5,495
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
                                                    ========    ========

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         The Company and its subsidiaries have a net operating loss carryforward ("NOLs") approximating $19,100, of which $14.3 is available to offset future taxable income through 2013. Approximately $4,100 of the NOLs result from a 1989 acquisition and expire between 1999 and 2004 and are subject to annual limitations approximating $100, thereby significantly reducing their ultimate utilization. The NOLs included as deferred tax assets have been reduced to exclude the estimated amount of carryforwards that are unavailable due to certain limitations.

         The Company has established a valuation allowance for deferred tax assets reflecting uncertainty as to whether the deferred tax asset is fully realizable. The change in valuation allowance in 1998 amounting to $5,418 results primarily from the increase in NOLs.

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)






         The reconciliation of income tax expense (benefit) to the amount computed by applying the appropriate statutory income tax rate (35%) to income
(loss) before income taxes is as follows:

                                                  Years Ended December 31,
                                                1998       1997       1996
                                               ------     ------     ------
Amount computed at statutory rate             $(4,866)   $(7,740)   $ 7,881
Change in valuation allowance                   5,418      2,324     (1,534)
Permanent differences                            (167)       600         (2)
State income taxes, net of tax benefit                                  302
Reversal of prior year federal income taxes    (1,031)
Other, net                                       (385)       227       (250)
                                              -------    -------    -------
         Total income tax expense (benefit)   $(1,031)   $(4,589)   $ 6,397
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

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         In June 1998, HealthAxis adopted the 1998 Stock Option Plan (the "1998 Stock Option Plan") which provides for the award of options and stock purchase rights (collectively "Awards") to purchase HealthAxis common stock. Awards for an aggregate of 2,900,000 shares under the 1998 Stock Option Plan of which 1,956,500 shares have been granted as of December 31, 1998. Of which options to purchase 991,000, 309,000, 50,000 and 50,000 shares were granted to Mr. Ashker, Mr. Clemens, Mr. Beausang, Mr.Gillin respectively, and are immediately exercisable at a price of $1.77 per share having a term of 10 years. Options to purchase 460,000 shares of HealthAxis common stock awarded at $1.77 per share were awarded to officers and employees. These options have a term of five years and vest at a rate of 25% of the initial award on the grant date, 25% of the initial award on February 1, 1999 and the balance in quarterly installments thereafter. Options to purchase an additional 96,500 shares of Common Stock were granted to officers and employees at an exercise price of $4.00 per share. Such options have a term of five years and vest at a rate of 25% of the initial award on the grant date, 25% of the initial award on November 20, 1999 and the balance in quarterly installments thereafter.

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

         The remaining weighted average contractual life for all options granted and outstanding is approximately 9.5 years.

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

                 Provident American Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         Warrants: On June 6, 1996, the Company issued 100,000 stock purchase warrants to an unaffiliated party at $9.00 per share and are exercisable through June 6, 2001. The Company issued a warrant to an exclusive consultant of the Company to purchase 100,000 shares of the Company's Common Stock at the market price per share as of each of January 1, 1996, January 1, 1997, and January 1, 1998, provided PILIC has realized new annualized premium sales production of at least $35,000, $45,000, and $50,000, respectively, for each of these calendar years. PILIC has realized the annualized premium threshold for the years ending December 31, 1996, 1997 and 1998, and accordingly, the consultant is entitled to exercise 100,000 warrants at $7.375 per share for 1996, 100,000 at $14.00 per share for 1997 and 100,000 at $2.81 per share for 1998.

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

Option Modifications
--------------------

In connection with stock options granted on August 16, 1996 under the 1996 Employee Stock Option Plan, the Option Committee approved and the Board of Directors, on March 13, 1998, ratified the modification of these options by reducing the option exercise price from $10 to $5 per share, provided the employee elected to reduce the number of options granted by 50%. The grant of options under this plan is intended to motivate executives and key employees to increase stockholder value. A decline in the Company's stock price from August of 1996, the date of the initial grant of options, to March of 1998 reduced the value of options granted to employees and consequently the motivational value the options provided to the Company. In order to provide incentive to employees the Board allowed the option holders, at their election, to reduce the option exercise price by 50% and reduce the number of options granted by 50%. Mr. Clemens and Mr. Verdi elected to reduce the price and number of options previously granted to them. Mr. Clemens' options, which had an exercise price of $11 was reduced to $6. Options continue to vest 20% a year in accordance with the terms of the original option grant.

                                                                                                        Length of
                                                       Per Share         Per Share                     Original Term
                                     Number of        Market Price      Exercise Price                  Remaining at
                                      Options          At Time Of         At Time of    New Exercise      Date of
  Name                  Date        Repricing(1)      Repricing(2)       Repricing         Price         Repricing
  ----                  ----        ------------      ------------       ---------         -----         ---------
Alvin H. Clemens       3/13/98        25,000            $3.875             $11.00          $6.00         3.5 years
  Chairman

Anthony R. Verdi       3/13/98        25,000            $3.875             $10.00          $5.00         3.5 years
  Chief Operating
  Officer

(1) The original number of options granted was 50,000 of which 25,000 were cancelled and 25,000 were repriced as a result of the employee's election for both Mr. Clemens and Mr. Verdi.

(2) Closing price of the Company's common stock on March 13, 1998.


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

     (b) Reports on Form 8-K:

           December 23, 1998 - Item 5 - Other Events
                  Item 7 - Financial Statement and Exhibits

           December 31, 1998 - Item 2 - Acquisition or Disposition of Assets
                  Item 5 - Other Events
                  Item 7 - Financial Statements and Exhibits

              PROVIDENT AMERICAN CORPORATION (Parent Company Only)
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS


(Dollars in thousands)                                                   December 31,
Assets                                                              1998            1997
                                                                    ----            ----
Investment in subsidiaries *                                      $ 10,435        $ 11,158
Equipment, net                                                         560             526
Loans receivable from officer, director and stockholder              1,328           1,243
Cash                                                                                     2
Other assets                                                         1,710             788
                                                                  --------        --------
Total Assets                                                      $ 14,033        $ 13,717
                                                                  ========        ========

Liabilities and Stockholders' Equity
Liabilities
Accounts payable to subsidiaries *                                $  3,285        $  1,687
Accrued expenses                                                       944           1,463
Accrued federal income tax                                             444           1,518
Notes payable - other                                                3,865           4,040
Notes payable-bank                                                                   1,000
                                                                  --------        --------
Total Liabilities                                                    8,538           9,708
                                                                  --------        --------

Commitments and Contingencies:

Stockholders' Equity
Preferred stock Series A                                               557             580
Preferred stock Series B
Common stock                                                         1,149           1,021
Additional paid-in capital                                          27,002          13,767
Net unrealized appreciation of stocks                                                   (3)
Net unrealized appreciation (depreciation) of bonds held by
 subsidiaries                                                          666             188
Retained earnings (deficit) (including undistributed net
 income (loss) of subsidiaries of $(28,161) and $(14,052))         (23,879)        (11,468)
Treasury stock, at cost                                                                (76)
                                                                  --------        --------
Total Stockholders' Equity                                           5,495           4,009
                                                                  --------        --------
Total Liabilities and Stockholders' Equity                        $ 14,033        $ 13,717
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

              PROVIDENT AMERICAN CORPORATION (Parent Company Only)
                                   SCHEDULE II
                   CONDENSED FINANCIAL INFORMATION OF COMPANY
                            STATEMENTS OF OPERATIONS

                                                                                Years Ended December 31,
Revenue:                                                           1998               1997               1996
                                                                   ----               ----               ----
     Interest income                                           $       -           $      93           $     23
     Investment income                                                                    26                  -
     Litigation settlement                                                                 -              5,320
     Realized gain on investments                                                        950                699
     Other                                                            92                  93                 18
                                                               ---------           ---------           --------
                                                                      92               1,162              6,060
                                                               ---------           ---------           --------
Expenses:
     Depreciation                                                    189                 863                  -
     Operating and administrative                                  1,063               1,045                744
     Interest                                                        174                  35                 54
                                                               ---------           ---------           --------
                                                                   1,426               1,943                798
                                                               ---------           ---------           --------

Income (loss) before income taxes and undistributed
     income (loss) of subsidiaries                                (1,334)               (781)             5,262

Provision for income taxes                                        (1,074)                   -             1,476
                                                               ---------           ---------           --------
Income (loss) after income taxes                                    (260)               (781)             3,786

Undistributed income (loss) of subsidiaries *                    (11,896)            (17,644)            12,334

     Net income (loss)                                           (12,156)            (18,425)            16,120

Dividends declared on preferred stock                                254                 148                194
                                                               ---------           ---------           --------
     Net income (loss) applicable to common stock              $ (12,410)          $ (18,573)          $ 15,926
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

              PROVIDENT AMERICAN CORPORATION (Parent Company Only)
                                   SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                            STATEMENTS OF CASH FLOWS


                                                                                         Years Ended December 31,
                                                                                 1998              1997              1996

Operating Activities
   Net income (loss)                                                          $ (12,156)        $ (18,425)         $ 16,120
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
      Undistributed (income) loss of subsidiaries *                              11,896            17,644           (12,334)
      Depreciation                                                                  189               863                 -
      Issuance of warrants                                                          880
      Net realized gain on investments                                                               (950)             (699)
      Common stock received from litigation settlement                                                  -            (4,320)
      Changes in assets and liabilities:
          (Increase) decrease in other assets                                      (922)
          Other liabilities                                                        (519)              (38)               99
          Income taxes                                                              328             1,234               333
                                                                              ---------         ---------          --------
          Net cash from operating activities                                       (304)              328              (801)
                                                                              ---------         ---------          --------
Investing Activities
   Sale of investments                                                                              3,839             2,130
   Repayments of loans receivable                                                     3               250
   Loans to officer, director and shareholder                                       (88)           (1,032)             (461)
   Decrease in receivables                                                                             60                59
   Acquisition of equipment                                                        (223)             (680)                -
   Acquisition of businesses, net                                                                       -               (35)
   Other                                                                              -                 -                -
                                                                              ---------         ---------          --------
   Net cash from investing activities                                              (308)            2,437             1,693
                                                                              ---------         ---------          --------

Financing Activities
   Proceeds from notes payable - bank                                                               1,000                78
   Proceeds from notes payable - other                                           (1,176)            3,978                 -
   Repayment of notes payable - bank and other                                                       (200)             (708)
   Issuance of common stock                                                       3,336               835               800
   Dividends paid on preferred stock                                               (148)             (148)             (194)
   Capital contribution to subsidiary *                                          (3,000)           (8,000)                -
   Increase (decrease) in accounts payable subsidiaries *                         1,598              (228)             (869)
                                                                              ---------         ---------          --------
   Net cash from financing activities                                               610            (2,763)             (893)
                                                                              ---------         ---------          --------

Change in cash                                                                       (2)                2                (1)
Cash, beginning of year                                                               2                 -                 1
                                                                              ---------         ---------          --------
Cash, end of year                                                             $       0         $       2          $      -
                                                                              =========         =========          ========
Supplemental disclosure of cash information:
   Interest paid                                                              $       5         $       5          $     56
   Income taxes paid (refunded)                                               $  (1,128)        $  (1,128)         $  1,119

Non-cash investing activities:
   Issuance of common stock in connection with acquisition of businesses      $      -          $       -          $  1,879

Issuance of warrants                                                          $   4,469                 -                 -
                                                                              =========
Exercise of warrants for subscriptions                                        $   1,400                 -                 -
                                                                              =========
Increase in net assets in Healthaxis.com, Inc                                 $   4,210                 -                 -
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

April 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       /s/ ALVIN H. CLEMENS                                     April 27, 1999
------------------------------------------------
Alvin H. Clemens, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

       /s/ ANTHONY R. VERDI                                     April 27, 1999
------------------------------------------------
Anthony R. Verdi, Chief Operating Officer

       /s/ FRANCIS L. GILLAN III                                April 27, 1999
------------------------------------------------
Francis L. Gillan III, Chief Financial Officer,
Treasurer (Principal Financial and Accounting Officer)

       /s/ MICHAEL ASHKER                                       April 27, 1999
Michael Ashker, Director

       /s/ HAROLD M. DAVIS                                      April 28, 1999
-------------------------------------------------
Harold M. Davis, Director

          /s/ HENRY  G. HAGER                                   April 29, 1999
--------------------------------------------------
Henry G. Hager, Director

          /s/ GEORGE W. KARR                                    April 29, 1999
--------------------------------------------------
George W. Karr, Jr., Director

           /s/ EDWARD W. LEBARON                                April 28, 1999
-------------------------------------------
Edward W. LeBaron, Director

         /s/ DOUGLAS F. MANCHESTER                              April 28, 1999
---------------------------------------
Douglas F. Manchester, Director


-----------------------------------------
Theophile J. Mignatti, Jr., Director

         /s/ P. GLENN MOYER                                     April 28, 1999
-------------------------------------------------
P. Glenn Moyer, Director

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