Form 10-Q
period 1999-03-31
PROVIDENT AMERICAN CORP
filed 1999-05-17
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended. . . . . .March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from. . . . . . . to. . . . .

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,047,728 shares of common stock, par value $.10, outstanding as of May 10, 1999.

                               Page 1 of 35 Pages

                         PROVIDENT AMERICAN CORPORATION


                                      INDEX



                                                                     Page No.
                                                                     --------
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Statements of Operations                           3

         Consolidated Balance Sheets                                    4-5

         Consolidated Statements of Changes in Stockholders' Equity      6

         Consolidated Statements of Cash Flows                          7-8

         Notes to Condensed Consolidated Financial Statements          9-26

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                         27-33


Part II. OTHER INFORMATION

         Items  1- 5                                                    34

         Reports on Form 8-K                                            34

SIGNATURES                                                              35

Exhibit 11

Exhibit 27



                               Page 2 of 35 Pages

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

                 Provident American Corporation and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Dollars in thousands, except per share data)


                                                                                          3 Months Ended March 31,
                                                                                        1999                   1998
                                                                                      ----------             ----------
Revenue:
Premium: Accident and health, gross                                                     $ 25,472               $ 28,668
         Life and annuity, gross                                                           1,696                  2,477
                                                                                      ----------             ----------
         Total gross premium                                                              27,168                 31,145
                                                                                       ---------              ---------

         Accident and health reinsurance ceded                                            24,989                 11,699
         Life and annuity reinsurance ceded                                                  466                     50
                                                                                     -----------           ------------
         Total reinsurance ceded                                                          25,455                 11,749
                                                                                       ---------              ---------

         Net premium                                                                       1,713                 19,397

Net investment income                                                                        924                    919
Realized gain on the sale of subsidiary                                                    1,500                  4,000
Other revenue                                                                                296                    205
                                                                                     -----------            -----------
         Total revenue                                                                     4,433                 24,520
                                                                                      ----------              ---------

Benefits and expenses:
     Death and other policy benefits:
         Life                                                                              1,390                  1,113
         Accident and health, net of reinsurance                                             405                 12,096
         Annuity contracts and other considerations                                         (130)                    88
         Increase (decrease) in liability for future policy benefits                         477                     (2)
     Commissions, net of ceding allowance and deferred acquisition costs                     257                  2,792
     Other operating expenses, net of ceding allowance
         and deferred acquisition costs                                                    4,811                  5,261
     Amortization of deferred policy acquisition costs                                       119                    233
     Depreciation and amortization of goodwill                                               322                    226
                                                                                    ------------            -----------
         Total benefits and expenses                                                       7,651                 21,807
                                                                                     -----------              ---------

(Loss) income before taxes and minority interest                                          (3,218)                 2,714
Provision  for income taxes:
     Current                                                                                  15                     41
     Deferred                                                                                  0                      0
                                                                                  --------------           ------------
         Total income taxes                                                                   15                     41
                                                                                   -------------            -----------

Net (loss) income before minority interest                                                (3,233)                 2,673
Minority interest net loss of subsidiary                                                     366                      0
                                                                                    ------------           ------------
         Net (loss) income                                                                (2,867)                 2,673
                                                                                     ------------             ---------

Dividends on preferred stock                                                                 164                     37
                                                                                   -------------            -----------
         Net (loss) income applicable to common stock                                     (3,031)                 2,636
                                                                                    =============             =========
 (Loss) income per share of common stock
         Basic                                                                            ($0.26)             $    0.26
                                                                                    =============             =========
         Diluted                                                                          ($0.26)             $    0.22
                                                                                    =============             =========
Common shares and equivalents used in computing (loss) income per share
         Basic                                                                        11,614,000             10,173,000
         Diluted                                                                      11,614,000             11,787,000

                 See notes to consolidated financial statements.

                               Page 3 of 35 Pages

                 Provident American Corporation and Subsidiaries
                           Consolidated Balance Sheets
         (Dollars in thousands, except preferred and common stock data)


                                                                                     UNAUDITED
                                                                                   March 31, 1999       December 31, 1998
                                                                                   --------------       -----------------
Assets
Investments:
     Securities available for sale                                                   $   30,842           $   31,880
     Policy loans                                                                           567                  560
     Other invested assets                                                                  524                  529
                                                                                     ----------           ----------
                  Total Investments                                                      31,933               32,969

Cash and cash equivalents                                                                15,643               26,185
Amounts due from third party administrator                                                    0                6,849
Premiums due and uncollected                                                                884                1,167
Amounts due from reinsurers                                                              36,513               22,222
Loans receivable from officer, director and stockholder                                     634                1,328
Accrued investment income                                                                   324                  420
Prepaid interactive marketing expense                                                    11,773               11,655
Property and equipment, less accumulated depreciation of $3,421 and $3,099                7,764                7,950
Unamortized deferred policy acquisition costs                                             2,213                2,106
Other assets                                                                              2,943                3,838
                                                                                     ----------           ----------
                  Total Assets                                                       $  110,623           $  116,689
                                                                                     ==========           ==========





                           Continued on next page. See
                   notes to consolidated financial statements.

                               Page 4 of 35 Pages



                                     Provident American Corporation and Subsidiaries
                                         Consolidated Balance Sheets (Continued)
                             (Dollars in thousands, except preferred and common stock data)

                                                                                      UNAUDITED
                                                                                   March 31, 1999       December 31, 1998
                                                                                   --------------       -----------------
Liabilities and Stockholders' Equity
Future policy benefits:
     Life                                                                           $    42,815             $   42,546
     Annuity and other                                                                    4,836                  4,871
Policy claims                                                                            32,936                 42,481
Premiums received in advance and unearned                                                   (31)                   335
Amounts due to reinsurers                                                                   737                    501
Accounts payable                                                                            768                  2,107
Accrued commissions and expenses                                                          2,878                  2,384
Loans payable                                                                             1,267                  3,865
Federal income taxes                                                                      1,050                  1,222
Ceding commission liability                                                               5,150                  5,000
Other liabilities                                                                         2,179                  1,945
                                                                                      ---------              ---------
                  Total Liabilities                                                      94,584                107,257

Commitments and Contingencies:
Minority Interest in HealthAxis.com, Inc.:
     Minority interest in HealthAxis.com, Inc. common stock                                 867                  1,132
     HealthAxis.com, Inc. preferred stock - Cumulative preferred stock, par value $1:
     authorized 5,000,000 shares:
         Series B , issued 625,529                                                        2,934                  2,805
         Series C, issued 1,526,412 and 0                                                 7,719                      0

Stockholders' Equity
Preferred stock, par value $1:  authorized 20,000,000 shares:
     Series A Cumulative convertible, issued 580,250                                        557                    557
     Series B Cumulative convertible, none issued                                             0                      0
Common stock, par value $.10:  authorized 50,000,000, issued 11,787,546 and
11,488,911                                                                                1,179                  1,149
Common stock, Class A, par value $.10:  authorized 20,000,000, none issued                    0                      0
Additional paid-in capital                                                               29,375                 27,002
Accumulated other comprehensive income                                                      318                    666
Retained earnings                                                                       (26,910)               (23,879)
                                                                                      ---------              ---------

                  Total Stockholders' Equity                                              4,519                  5,495
                                                                                      ---------              ---------
                  Total Liabilities and Stockholders' Equity                          $ 110,623              $ 116,689
                                                                                      =========              =========



                  See notes to condensed financial statements.


                               Page 5 of 35 Pages

                 Provident American Corporation and Subsidiaries
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                                 (in thousands)

                                                                                               Accumulated
                               Preferred Stock       Common Stock    Additional    Retained       Other       Treasury
                                                                      Paid-In      Earnings   Comprehensive    Stock
                               Shares    Amount    Shares     Amount  Capital      (Deficit)   Income (Loss)  (at cost)   Total
                              -------   --------  -------    -------  -------      ---------  -------------- ----------  -------


BALANCE, DECEMBER 31, 1998      557     $ 557    11,489    $ 1,149    $ 27,002   $ (23,879)       $ 666       $   0       $ 5,495

Comprehensive income:
     Net income (loss)                                                              (2,867)                                (2,867)
     Other comprehensive
      income (loss)                                                                                (348)                     (348)
                                                                                                                          -------
Comprehensive income                                                                                                       (3,215)
                                                                                                                          -------
Issuance of common stock                            25          3         267                                                 270
Stock options and warrants
 exercised                                         274         27       1,481                                               1,508
Increase in net assets in
 HealthAxis.com, Inc.                                                     625                                                 625

Cash dividends declared on
 preferred stock                                                                      (164)                                  (164)
                               ----     -----   -------    -------    --------   ----------       -----       -----       -------

BALANCE, MARCH 31, 1999         557     $ 557    11,788    $ 1,179    $ 29,375   $ (26,910)       $ 318       $   0       $ 4,519
                              =====     =====   =======    =======    ========   ==========       =====       =====       =======




                 See notes to consolidated financial statements.


                               Page 6 of 35 Pages

                 Provident American Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)


                                                                                        3 Months Ended March 31,
                                                                                        1999                  1998
                                                                                      --------              ---------
Cash flows from operating activities
     Net income (loss)                                                                $ (2,867)             $   2,673
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Issuance of common stock per Employment Contract                                   90                      0
         Depreciation and amortization                                                   1,695                    229
         Net realized (gain) on sale of subsidiary                                      (1,500)                (4,000)
         Net loss in minority interest                                                    (366)                     0
         Decrease (increase) in:
              Premium due and uncollected, unearned
                premium and premium received in advance                                    (83)                (2,050)
              Prepaid interactive marketing expense                                     (1,500)                     0
              Due to/from reinsurers                                                   (14,055)                (4,756)
              Due from third party administrator                                         6,849                 (5,391)
              Deferred policy acquisition costs, net                                      (107)                (1,062)
              Accrued investment income                                                     96                     35
              Other assets, current and deferred income
                taxes and other liabilities                                             (1,434)                (1,050)
              Accrued commissions and expenses                                             494                   (986)
              Unearned ceding commissions                                                  150                      0
              Future policy benefits and claims                                         (9,312)                12,298
                                                                                     ---------               --------
     Net cash used in operating activities                                             (21,850)                (4,060)
                                                                                     ---------               --------

Cash flows from investing activities
     Purchases of bonds                                                                      0                 (1,676)
     Sale of bonds                                                                         512                  2,104
     Sale of subsidiaries                                                                    0                  4,000
     Maturity of investments and loans                                                      (2)                     0
     Repayments of loans receivable                                                          0                      3
     Loans to officer, director and shareholder                                            694                    (22)
     Purchases of property and equipment                                                  (136)                  (298)
                                                                                     ---------              ---------
     Net cash provided by investing activities                                           1,068                  4,111
                                                                                     ---------               --------



                            Continued on next page.
                 See notes to consolidated financial statements.

                               Page 7 of 35 Pages

                 Provident American Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)

                                                                                        3 Months Ended March 31,
                                                                                        1999                  1998
                                                                                     ---------            -----------
Cash flows from financing activities
     Withdrawals from contractholder deposit funds                                           0                   (589)
     Repayments of loans payable                                                          (198)                  (132)
     Issuance of common stock                                                                0                      4
     Issuance of HealthAxis preferred stock, net                                         8,807                      0
     Exercise of stock options                                                           1,666                      0
     Dividends paid on preferred and common stock                                          (35)                   (37)
                                                                                      --------               --------
     Net cash from financing activities                                                 10,240                   (755)
                                                                                      --------               --------

     Decrease in cash and cash equivalents                                             (10,542)                  (703)
     Cash and cash equivalents, beginning of period                                     26,185                 16,767
                                                                                      --------               --------
     Cash and cash equivalents, end of period                                         $ 15,643               $ 16,064
                                                                                      ========               ========

Supplemental disclosure of cash flow information:
     Interest paid                                                                    $    269               $     52

Non cash investing activities
     Sale of subsidiary                                                                  1,500                      0

Non-cash financing activities:
     Issuance of warrants                                                             $    724               $    990
     Exercise of options and warrants                                                 $  1,509               $      0
     Repayment of loans payable                                                       $ (2,400)                     0


                 See notes to consolidated financial statements.


                               Page 8 of 35 Pages

                 Provident American Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in thousands)

Note A - General

         The condensed consolidated financial statements have been prepared by Provident American Corporation and subsidiaries (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

         Certain prior year amounts have been reclassified to conform with the current presentation.

         Provident American Corporation ("PAMCO") is a Pennsylvania corporation organized in 1982 and regulated as an insurance holding company by the states in which its wholly owned insurance subsidiary is licensed. The operations of the Company are principally those of its majority-owned subsidiary HealthAxis.com, Inc. ("HealthAxis") and its insurance operations. PAMCO's insurance operations are conducted through its wholly owned life insurance company Provident Indemnity Life Insurance Company ("PILIC") and PILIC's subsidiaries which during 1996 through 1998 were Provident American Life and Health Insurance Company ("PALHIC"), Montgomery Management Corporation ("MMC") and NIA Corporation ("NIA"). Hereinafter, PAMCO and all of its subsidiaries are collectively referred to as the Company and PILIC and all of its subsidiaries are referred to as the Company's Insurance Operations. During 1998, the Company sold 80% of MMC's outstanding common stock and on December 31, 1998 sold 100% of the outstanding common stock of PALHIC and NIA. During the first quarter of 1999 the Company sold the remaining 20% of MMC's common stock.

Note B - Losses and Uncertainties

                               Page 9 of 35 Pages

         The Company has incurred costs to develop and enhance its technology, to create and introduce its website and to establish marketing, insurance carrier and claims administration relationships. As a result, the Company has incurred significant losses and expects to continue to incur losses on a quarterly basis at least through 2000. The Company currently intends to substantially increase its operating expenses as a result of its strategic alliances, to fund increased sales and marketing, to enhance its existing web site and to fund increased salaries and other costs. Consequently, the Company expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its Internet-based health and life insurance business.

         During 1999, HealthAxis completed a private placement offering of approximately $8,800 of HealthAxis Series C Preferred Stock (described in Note
F) and approximately $6,200 of HealthAxis common stock (described in Note J) solely to "accredited investors" (as defined in Rule 501 of Regulation D under the Securities Act). The net proceeds are anticipated to be used to fund amounts due under the Company's distribution agreements with America Online, Inc. ("AOL"), Lycos, Inc. ("Lycos"), CNet, Inc. ("CNet") and SNAP Inc. ("SNAP") through the end of fiscal 1999, and the balance is intended to be used by HealthAxis for its working capital and other general purposes. The Company believes that the net proceeds together with its current cash and cash equivalents will be sufficient to fund current operations and amounts due to AOL, Cnet, SNAP and Lycos during 1999. However, subsequent equity or debt financings may be necessary to enable the Company to continue to implement its current business strategies.

Note C - Changes in Web Alliances

         On April 14, 1999, the Company and CNet amended the Promotion Agreement dated June 14, 1998, as amended on November 13, 1998 (the "Amended Agreement") to, among other things, revise the current payment schedule and to add Snap! LLC ("Snap") as a party to the agreement, as CNet and Snap are now separate entities. The Amended Agreement extends the termination date of the initial term of the agreement to August 31, 2000; allocates the total number of monthly impressions between Snap and CNet; provides CNet and Snap with the ability to immediately terminate the Amended Agreement for nonpayment of fees due or to charge interest on all unpaid amounts at a rate of 1-1/2% per month; revises the exclusivity provisions of the Amended Agreement; and revises the payment schedule applicable to the optional term. The Amended Agreement also provides for the permanent placement of a Company banner on the Snap Health Insurance Center to be created within the Business and Money Channel on the Snap website and provides that HealthAxis and Snap shall work together to develop a co-branded site.

Note D - Prepaid Interactive Marketing Expense

         During 1999, HealthAxis made payments aggregating $1,500, which have been charged, to prepaid interactive marketing expense. These payments were made under the terms of the Second Amendment (the "Second Amendment") to the Amended and Restated Interactive Marketing Agreement with AOL and represent exclusivity and impression advertising costs of $600 and $900, respectively. Included in Other operating expenses, net of ceding allowance and deferred acquisition costs is amortization of prepaid interactive marketing expense of $1,380 consisting of exclusivity expense and impression advertising of $727 and $653, respectively for 1999.
                               Page 10 of 35 Pages

Note E - Minority Interest in HealthAxis.com, Inc.

         As of March 31, 1999 and December 31, 1998, 16,172,760 shares of HealthAxis common stock were issued and outstanding. Of this amount, 13,807,395 or approximately 85% were held by PAMCO and 2,365,365 or approximately 15% were held by HPS. The minority interest in HealthAxis represents HPS' approximate 15% of HealthAxis' equity. As described in Note J, the Company has agreed to purchase 1,415,000 shares of HealthAxis common stock from HPS. Outstanding shares of HealthAxis common exclude options and warrants to purchase HealthAxis common stock and HealthAxis convertible preferred stock convertible into HealthAxis common stock.

         The HealthAxis.com, Inc. cumulative preferred stock, par value $1 Series B ("HealthAxis Series B Preferred Stock) held by AOL as described in Note F and Series C ("HealthAxis Series C Preferred Stock") as described in Note G are also treated as minority interest.

Note F - HealthAxis.com, Inc. Series B Cumulative Convertible Preferred Stock

         During 1998, HealthAxis issued 625,529 shares of HealthAxis Series B Preferred Stock to AOL at $4.40 per share for an aggregate purchase price of $2,750, less issuance costs amounting to $51, of which a portion of such net proceeds was used to pay amounts due to AOL under the IM Agreement. The terms of the HealthAxis Series B Preferred Stock are as follows:

         Dividends. As of March 30, 1999, HealthAxis accrued $235 of unpaid dividends. Prior to March 30, 1999, holders of the Series B Preferred Stock were entitled to cumulative dividends accruing from the date of issuance, as and if declared by the HealthAxis board of directors out of funds legally available therefor, at the annual rate of $.13 per share (subject to equitable adjustment to reflect stock splits, stock dividends, stock combinations, recapitalizations and similar occurrences). Dividends on the HealthAxis Series B Preferred Stock are computed on the basis of the actual number of days lapsed for any period less than a full year. If all accrued dividends on the HealthAxis Series B Preferred Stock have not been paid or set apart for payment: (i) no dividends or other distributions may be declared and paid or set apart for payment upon the HealthAxis Common Stock, HealthAxis Series A Preferred Stock or any other class of securities of HealthAxis having a dividend or distribution preference junior to the HealthAxis Series B Preferred Stock (the "HealthAxis Series B Junior Stock"); and (ii) HealthAxis shall not repurchase, redeem or otherwise acquire any shares of its HealthAxis Common Stock, HealthAxis Series A Preferred Stock or any series of HealthAxis Series B Junior Stock, other than the repurchase by HealthAxis of HealthAxis Common Stock from any HealthAxis employee upon the cessation of the employee's employment with HealthAxis. Holders of HealthAxis Series B Preferred Stock are not entitled to participate in any other dividends or other distributions (cash, stock or otherwise) declared or paid on or with respect to the HealthAxis Common Stock or any other class of stock of HealthAxis.

                               Page 11 of 35 Pages

         Following March 30, 1999, holders of the HealthAxis Series B Preferred Stock are entitled to receive such dividends as declared by the Board of Directors of HealthAxis in its discretion, out of funds legally available for that purpose, provided that, such dividend if payable in cash shall be at least equal to $0.13 per share unless dividends per share in excess of $0.13 per share are paid to any other holder of capital stock of HealthAxis in which event the dividend payable to each holder of the HealthAxis Series B Preferred Stock shall equal $0.13 per share plus an amount equal to such holder's pro rata portion of any dividend declared by the Board of Directors of HealthAxis and payable to all other holders of capital stock in excess of $0.13 per share. Dividends on each share of HealthAxis Series B Preferred Stock, if and when declared, shall accrue from the applicable date of declaration so that if at any time accrued dividends upon the HealthAxis Series B Preferred Stock shall not have been paid, the amount and deficiency in such dividends shall be fully paid (but without interest) with respect to dividends which have been declared on the shares of the HealthAxis Series B Preferred Stock or the HealthAxis Series B Junior Stock and a sum sufficient for the payment thereof shall have been set apart for such payment, before any dividend shall be declared or paid or any other distribution ordered or made shares of HealthAxis Common Stock or any HealthAxis Series B Junior Stock, and before any sum or sums shall be set aside for or applied to the purchase or redemption of any shares of HealthAxis Common Stock or the HealthAxis Series B Junior Stock, other than the repurchase by HealthAxis of shares of HealthAxis Common Stock from any employee thereof upon cessation of their employment, which shall under all circumstances be permitted notwithstanding the foregoing.

         Liquidation. In the event of any dissolution, liquidation or winding up of the affairs of HealthAxis, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of HealthAxis, the holders of the HealthAxis Series B Preferred Stock shall be entitled to receive, out of the assets of HealthAxis legally available for distribution to its shareholders, the amount of approximately $4.40 in cash for each share of HealthAxis Series B Preferred Stock, plus an amount equal to all dividends accrued and unpaid on each such share up to the date fixed for distribution, before any distribution may be made to the holders of HealthAxis' HealthAxis Common Stock, or any series of HealthAxis Series B Junior Stock, including the HealthAxis Series A and HealthAxis Series C Preferred Stock. If, after payment or provision for payment of the debts and other liabilities of HealthAxis, the remaining net assets of HealthAxis are not sufficient to pay the holders of the HealthAxis Series B Preferred Stock the full amounts of their preference, the holders of HealthAxis Series B Preferred Stock would share ratably in any distribution of assets. After payment or provision for payment of the debts and other liabilities of HealthAxis and the full preference amount due to the holders of any HealthAxis Series A, HealthAxis Series B and HealthAxis Series C Preferred Stock, the holders of the HealthAxis Series B Preferred Stock, the HealthAxis Series C Preferred Stock, the HealthAxis Series A Preferred Stock and the HealthAxis Common Stock will be entitled to receive on a pro rata basis the remaining assets of HealthAxis available for distribution to its shareholders. The relative value of a share of HealthAxis Series A, B and C Preferred Stock for this purpose shall be determined on an "as converted" basis.

                               Page 12 of 35 Pages

         The consolidation or merger of HealthAxis with any corporation (other than a transaction where holders of HealthAxis' voting capital stock hold a majority of voting capital of the resulting entity), the sale of all or substantially all of HealthAxis' assets, the acquisition by any person or entity of a majority of the voting capital stock of HealthAxis, will be deemed a liquidation or winding up of HealthAxis.

         Optional Redemption. Holders of the HealthAxis Series B Preferred Stock have the option, exercisable upon request of the holders of 51% of the outstanding shares of HealthAxis Series B Preferred Stock within six months after the later of the occurrence of a Trigger Event (as defined below) or notice of a Trigger Event, to cause HealthAxis to redeem any or all of the shares of HealthAxis Series B Preferred Stock requested to be redeemed, at a redemption price per share equal to the original issuance price (subject to adjustment to reflect stock splits, stock dividends, stock contributions, recapitalizations and similar occurrences) plus an amount that would yield a total annualized return of 10% calculated daily and compounded annually from the later of either the original issuance date or the date on which the holder acquired the shares of HealthAxis Series B Preferred Stock through the date of redemption. Notice of the exercise of the optional redemption rights with respect to the HealthAxis Series B Preferred Stock must be given to HealthAxis pursuant to the notice of optional redemption provision contained in the Certificate of Designation related to the HealthAxis Series B Preferred Stock.

         A "Trigger Event" means: (i) January 31, 2002, if by that date, HealthAxis has not consummated an underwritten public offering of newly issued HealthAxis Common Stock pursuant to a registration statement filed under the Securities Act, at a net offering price per share of HealthAxis Common Stock that represents a pre-offering market capitalization of not less than $150.0 million and with aggregate proceeds of not less than $25.0 million, (ii) failure to renew by HealthAxis or a material breach by any party other than AOL or termination of the IM Agreement with AOL, (iii) the date of the occurrence of a liquidation of HealthAxis (as defined above), (iv) March 31, 1999, if by that date, HealthAxis has not consummated an equity financing yielding aggregate gross proceeds to HealthAxis of not less than $7.0 million at a price per share of at least $3.74 (a "Qualified Financing"), or (v) May 31, 1999, if by that date, HealthAxis has not consummated an equity financing yielding aggregate gross proceeds to HealthAxis of not less than $3.5 million at a price per share of at least $3.74 (a "Second Qualified Financing"). As described in Note G, HealthAxis completed an equity financing in the amount of $8,807 as of March 30, 1999 and as described in Note J HealthAxis completed an equity financing in the amount of $6,193 on May 11, 1999.

         Optional Conversion. Shares of HealthAxis Series B Preferred Stock are convertible at any time, at the option of the holder, into the number of fully paid nonassessable shares of HealthAxis Common Stock equal to the quotient obtained by dividing: (i) the original issuance price by; (ii) the Conversion Price (as defined below).

         The Conversion Price per share will initially be the original issuance price for the HealthAxis Series B Preferred Stock. The Conversion Price will be adjusted from time to time in the event: (i) HealthAxis issues, from the original issuance date through the date of a Second Qualified Financing, any shares of HealthAxis Common Stock, except for Excluded Stock (as defined below),

                               Page 13 of 35 Pages
without consideration or for a consideration per share less than the Conversion Price in effect immediately prior to that issuance; (ii) at any time after the Second Qualified Financing date, HealthAxis issues any shares of HealthAxis Common Stock, except for Excluded Stock (as defined below), without consideration or for a consideration per share less than the Conversion Price in effect immediately prior to that issuance; (iii) at any time after the original issuance date, the number of shares of HealthAxis Common Stock outstanding is changed by a stock dividend, stock split, combination or capital reorganization.

         Excluded Stock means HealthAxis Common Stock: (i) up to 2,900,000 issued to employees, directors and officers of and consultants to HealthAxis pursuant to agreements approved by the HealthAxis board of directors; (ii) issued upon conversion of HealthAxis Series A Preferred Stock and HealthAxis Series B Preferred Stock; (iii) issued by HealthAxis as a stock dividend or upon any subdivision, split-up or combination of shares of HealthAxis Common Stock; and (iv) issued in the Qualified Financing provided that the issuance price of the HealthAxis Common Stock is not less that 85% of the original issuance price.

         Whenever HealthAxis adjusts the Conversion Price, HealthAxis will mail a statement showing in detail the facts requiring the adjustment and the Conversion Price that will be in effect after the adjustment.

         Holders of the HealthAxis Series B Preferred Stock intending to exercise these conversion rights are required to give notice to HealthAxis in accordance with the notice requirements set forth in the Certificate of Designation. No fractional shares will be issued upon conversion, but any fractions will be adjusted in cash in an amount equal to the product of the price of one share of HealthAxis Common Stock as determined in good faith by the HealthAxis board of directors and the fractional interest.

         Mandatory Conversion. All of the outstanding shares of HealthAxis Series B Preferred Stock shall be converted into a number of shares of HealthAxis Common Stock at the Conversion Price (as defined herein) upon the earlier of: (i) the consummation of a underwritten public offering of the HealthAxis Common Stock of HealthAxis at a net offering price per share that represents a pre-offering market capitalization of not less than $200,000 and aggregate proceeds (net of underwriting commissions and discounts) to HealthAxis of not less than $25,000, or (ii) a Qualified Merger.

         Voting Rights. In addition to the voting rights offered by the applicable law, holders of the HealthAxis Series B Preferred Stock are entitled to vote on all matters as to which holders of HealthAxis Common Stock are entitled to vote. The holders of each share of HealthAxis Series B Preferred Stock entitles the holder to the number of votes equal to the nearest whole number of shares of HealthAxis Common Stock into which the holder's HealthAxis Series B Preferred Stock is convertible under the holder's optional conversion rights. Except as set forth below, the holders of HealthAxis Series B Preferred Stock shall vote together with the holders of HealthAxis Common Stock and the HealthAxis Series A and HealthAxis Series C Preferred Stock as one class.

         The affirmative vote, in person or by proxy, of the holders of a majority of the outstanding shares of the HealthAxis Series B Preferred Stock, voting as a single class, shall be necessary for HealthAxis to: (a) authorize, create, designate or establish any class or series of capital stock or other security or other instrument convertible into or exchangeable for any security

                               Page 14 of 35 Pages
ranking senior or on parity with the HealthAxis Series B Preferred Stock or reclassify any shares of HealthAxis Common Stock into shares having any preference or priority as to dividends or assets superior to any such preference or priority of the HealthAxis Series B Preferred Stock; (b) in any other manner amend or modify the powers, privileges, preferences, or rights or qualifications, limitations or restrictions of the HealthAxis Series B Preferred Stock as to materially adversely affect the holders of the HealthAxis Series B Preferred Stock; (c) amend the Amended and Restated Articles of Incorporation or Bylaws of HealthAxis so as to materially adversely affect the powers, preferences or rights or qualifications, limitations or restrictions, of the shares of HealthAxis Series B Preferred Stock; (d) consummate any consolidation or merger of HealthAxis (other than any merger or consolidation resulting in the holders of the capital stock of HealthAxis entitled to vote in the election of directors holding a majority of the capital stock of the surviving entity that is entitled to vote in the election of directors), or any person or entity becoming the holder of a majority of the capital stock of HealthAxis entitled to vote for the election of directors or any sale or disposition by HealthAxis of all or substantially all of its assets; (e) increase or decrease the total number of authorized shares of HealthAxis Series B Preferred Stock; (f) directly or indirectly pay or declare any dividend or make any distribution upon, or redeem or repurchase or otherwise acquire, any shares of capital stock or other securities of HealthAxis (other than the repurchase of HealthAxis Common Stock from employees upon termination or employment); (g) consummate any transaction whereby HealthAxis shall obtain control, directly or indirectly, of an insurance corporation; and (h) effect any change in or enter into any business other than the business conducted by HealthAxis on the original issuance date.

         Registration Rights. In connection with AOL's purchase of the HealthAxis Series B Preferred Stock, HealthAxis and AOL entered into a Registration Rights Agreement (the "AOL Registration Agreement"). The AOL Registration Agreement sets forth the rights of AOL or any successor, assignee or transferee (the "Investor") in connection with the public offering of HealthAxis Common Stock acquired in connection with the conversion of HealthAxis Series B Preferred Stock or other shares of HealthAxis Common Stock acquired through the exercise of warrants granted to AOL.

         At any time following the earlier of: (i) six months after HealthAxis' initial public offering, or (ii) November 13, 2001, HealthAxis is required to use its best efforts to effect up to two registrations under the Securities Act of HealthAxis Common Stock held by Investor or issuable to Investor upon exercise or exchange of any securities, including HealthAxis Series B Preferred Stock ("Registrable Shares") upon receipt of written notice from the Investor. HealthAxis shall not be obligated to use its best efforts to effect the registration of Registrable Shares during any period in which any other registration statement (other than on Form S-4 or S-8) pursuant to which authorized but unissued HealthAxis Common Stock or treasury shares ("Primary Shares") is to be sold has been filed or declared effective within the prior 90 days. Additionally, HealthAxis may delay the filing or effectiveness of any registration statement related to the Registrable Shares for a period of 90 days after the date of the Investor's demand if: (i) HealthAxis has plans to engage within 60 days in a firm commitment underwritten public offering of Primary Shares and the Investor would be afforded piggyback registration rights (as described below) in connection with such offering; or (ii) HealthAxis gives the Investor a certificate stating that in the good faith judgement of the HealthAxis board of directors, it would be seriously detrimental to HealthAxis for the registration statement to be filed and HealthAxis has not exercised this right more than once in any 12 month period. If the managing underwriter advises HealthAxis that the inclusion of all of the shares proposed to be included would interfere with the successful marketing of the Primary Shares, then the shares included in the registration will be as follows: (i) first, Registrable Shares held by the Investor; (ii) second, Primary Shares; and (iii) third, HealthAxis Common Stock which does not constitute Primary Shares or Registrable Shares ("Other Stock").

                               Page 15 of 35 Pages

         If HealthAxis intends to register Primary Shares, other than Registrable Shares, under the Securities Act, it will promptly give written notice to such effect to the Investor. Upon HealthAxis' receipt of written notice from the Investor which must be received by HealthAxis within 30 days after delivery of HealthAxis? notice to the Investor, HealthAxis will use its best efforts to include those Registrable Shares in such registration. If the managing underwriter advises HealthAxis that inclusions of all of the shares proposed to be included would interfere with the successful marketing of the Primary Shares, then the shares included in the registration will be as follows:
(i) first, Primary Shares; (ii) second, Registrable Shares held by the Investor; and (iii) third, Other Shares.

         Other. The HealthAxis Series B Preferred Stock is not subject to any sinking fund or other similar provisions. The holders of HealthAxis Series B Preferred Stock are entitled to certain preemptive rights, which are described in the Stock Purchase Agreement related to the HealthAxis Series B Preferred Stock.

Note G - HealthAxis.com, Inc. Series C Cumulative Convertible Preferred Stock

         On March 30, 1999, HealthAxis issued 1,526,412 shares of HealthAxis Series C Preferred Stock to a group of accredited investors at $5.77 per share for an aggregate purchase price of $8,807, less issuance costs amounting to $300 and the value of HealthAxis warrants issued to certain investors valued at $788. The terms of the HealthAxis Series C Preferred Stock are as follows:


         Dividends. Holders of the HealthAxis Series C Preferred Stock will be entitled to dividends accruing from the date of issue, if such dividends are declared by the HealthAxis board of directors out of funds legally available therefor. If any accrued dividends on the HealthAxis Series C Preferred Stock have not been paid or set apart for payment, no dividends or other distributions may be declared and paid or set apart for payment upon any HealthAxis Common Stock, no par value per share of HealthAxis (the "HealthAxis Common Stock"), or any series of preferred stock of HealthAxis (the "Preferred Stock") with a dividend preference junior to the HealthAxis Series C Preferred Stock (the "HealthAxis Series C Junior Stock"). In the event HealthAxis proposes to pay any dividend upon the shares of HealthAxis Common Stock or any class of HealthAxis Series C Junior Stock, dividends shall have been declared on the shares of HealthAxis Series C Preferred Stock and a sum paid to the holders thereof or a sum sufficient for the payment thereof shall have been set apart for such payment, which sum equals a dividend per share of HealthAxis Series C Preferred Stock which is not less than the proposed dividend per share to be paid on the HealthAxis Common Stock or such other HealthAxis Series C Junior Stock, as the case may be (determined, in the case of the HealthAxis Series C Preferred Stock, on an as converted basis). HealthAxis does not anticipate paying any dividends on its HealthAxis Series C Preferred Stock in the foreseeable future.

                               Page 16 of 35 Pages

         Liquidation. In the event of any distribution, liquidation or winding up of the affairs of HealthAxis, whether voluntary or otherwise, after payment or provisions for payment of the debts and other liabilities of HealthAxis and payment of all amounts owed to the holders of the HealthAxis Series B Preferred Stock, the holders of the HealthAxis Series C Preferred Stock shall be entitled to receive, out of the assets of HealthAxis legally available for distribution to its shareholders, an amount in cash equal to $5.77 ("HealthAxis Series C Offering Price") per share for each share of HealthAxis Series C Preferred Stock, plus an amount equal to all dividends accrued and unpaid, if any, on each such share up to the date fixed for distribution, before any distribution may be made to the holders of HealthAxis Common Stock, the HealthAxis Series A Preferred Stock or HealthAxis Series C Junior Stock.

         If after payment or provision for payment of the debts and other liabilities of HealthAxis, the full amount due to holders of the HealthAxis Series B Preferred Stock and distribution to the holders of the HealthAxis Series C and the HealthAxis Series A Preferred Stock the full amount of their preference, holders of the HealthAxis Series C Preferred Stock shall be entitled to share on a pro rata basis the remaining assets of HealthAxis available for distribution to shareholders with holders of the HealthAxis Common Stock and the HealthAxis Series A and HealthAxis Series B Preferred Stock. The relative value of a share of HealthAxis Series A, Series B and Series C Preferred Stock for this purpose shall be determined on an "as converted" basis.

         The consolidation or merger of HealthAxis with any corporation (other than a transaction where holders of HealthAxis' voting capital stock hold a majority of voting capital of the resulting entity), the sale of all or substantially all of HealthAxis' assets, the acquisition by any person or entity of a majority of the voting capital stock of HealthAxis, will be deemed a liquidation or winding up of HealthAxis.

         Redemption. The HealthAxis Series C Preferred Stock is not subject to any mandatory redemption, sinking fund or other similar provisions.

         Optional Conversion. Each share of HealthAxis Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of fully-paid and non-assessable shares of HealthAxis Common Stock equal to the quotient obtained by dividing: (i) the HealthAxis Series C Offering Price per share by; (ii) the HealthAxis Series C Conversion Price (as defined below). Each share of HealthAxis Series C Preferred Stock shall be converted immediately upon the consummation of an underwritten initial public offering of HealthAxis Common Stock at a net offering price per share that represents a pre-offering market capitalization of not less than $200,000 and aggregate proceeds (net of underwriting commissions and discounts) to HealthAxis of not less than $25,000 (a "HealthAxis Series C Qualified Financing").

                               Page 17 of 35 Pages

         The HealthAxis Series C Conversion Price on the HealthAxis Series C Preferred Stock shall be $5.77 per share subject to adjustment from time to time in the event of: (i) the issuance of HealthAxis Common Stock as a dividend or distribution on the HealthAxis Common Stock; (ii) the combination, subdivision or reclassification of the HealthAxis Common Stock; (iii) the distribution to all holders of HealthAxis Common Stock of evidences of HealthAxis' indebtedness or assets (including securities, but excluding cash dividends or distributions paid out of earned surplus); or (iv) the sale of HealthAxis Common Stock at a price per share, or the issuance of options, warrants or convertible securities with an exercise or conversion price per share, less than the then HealthAxis Series C Conversion Price, except for Excluded Shares. No fractional shares will be issued upon conversion, but any fractions will be adjusted in cash on the basis of the then current market price of the HealthAxis Common Stock. Payment of accumulated and unpaid dividends will be made upon conversion to the extent of legally available funds as prescribed by statute.

         Excluded Stock means: (i) up to 3,500,000 shares of HealthAxis Common Stock issued to employees, directors and officers of and consultants to HealthAxis pursuant to agreements approved by the HealthAxis board of directors; provided that, any shares of HealthAxis Common Stock, options or warrants issued after the date of filing of the Certificate of Designation for the HealthAxis Series C Preferred Stock must be issued at a price of not less than $4.00; (ii) shares of HealthAxis Common Stock issued upon conversion of any series of Preferred Stock; (iii) shares of HealthAxis Common Stock issued by HealthAxis as a stock dividend or upon any subdivision, split-up or combination of shares of HealthAxis Common Stock; (iv) shares of HealthAxis Common Stock issued as a stock dividend or stock split or upon any subdivision, split-up or combination of shares of HealthAxis Common Stock; or (v) shares of HealthAxis Common Stock issued pursuant to the market price protection provisions of the Stock Purchase Agreement related to the HealthAxis Series C Preferred Stock.

         Mandatory Conversion. All of the outstanding shares of HealthAxis Series C Preferred Stock will be converted into a number of shares of HealthAxis Common Stock at the Conversion Price upon the earlier of: (i) the consummation of a underwritten public offering of the HealthAxis Common Stock of HealthAxis at a net offering price per share that represents a pre-offering market capitalization of not less than $200,000 and aggregate proceeds (net of underwriting commissions and discounts) to HealthAxis of not less than $25,000 or (ii) a Qualified Merger. The term "Qualified Merger" shall mean an upstream merger of HealthAxis with PAMCO or the merger of HealthAxis with a wholly-owned subsidiary of PAMCO pursuant to which HealthAxis shall be the only operating subsidiary of PAMCO and PAMCO's only operations shall be within HealthAxis upon the following conditions:

                  (i) the merger is approved, in addition to such vote as may otherwise be required by applicable law, by a majority vote of holders of the HealthAxis Series B Preferred Stock and HealthAxis Series C Preferred Stock;

                               Page 18 of 35 Pages

                  (ii) HealthAxis receives a fairness opinion from an investment banking firm approved by a majority of the holders of the outstanding shares of the HealthAxis Series B Preferred Stock and HealthAxis Series C Preferred Stock, which approval shall not be unreasonably withheld, indicating that the merger is fair to the stockholders of HealthAxis, other than PAMCO and its subsidiaries, from a financial point of view;

                  (iii) the securities to be issued to holders of the Preferred Stock upon the completion of the merger shall be registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended ("Securities Act"), freely tradable and listed on a national securities exchange or quoted on the NASDAQ Stock Market; and

                  (iv) the resulting entity has a market capitalization of at least $200,000.

         Voting Rights. In addition to the voting rights offered by the applicable law, holders of the HealthAxis Series C Preferred Stock are entitled to vote on all matters as to which holders of HealthAxis Common Stock are entitled to vote. The holders of each share of HealthAxis Series C Preferred Stock entitles the holder to the number of votes equal to the nearest whole number of shares of HealthAxis Common Stock into which the holder's HealthAxis Series C Preferred Stock is convertible under the holder's optional conversion rights. Except as set forth below, the holders of HealthAxis Series C Preferred Stock shall vote together with the holders of HealthAxis Common Stock and the HealthAxis Series A and HealthAxis Series B Preferred Stock as one class.

         The affirmative vote, in person or by proxy, of the holders of a majority of the outstanding shares of the HealthAxis Series C Preferred Stock, voting as a single class, shall be necessary for HealthAxis to: (a) amend, repeal or modify any provisions of, or add any provision to, HealthAxis' Amended and Restated Articles of Incorporation if such action would alter or change the rights, preferences, privileges or powers of, or the restrictions provided for the benefit of, the HealthAxis Series C Preferred Stock so as to affect the HealthAxis Series C Preferred Stock adversely; (b) authorize, create or issue any additional shares of any class or series of Preferred Stock senior to or on parity with the HealthAxis Series C Preferred Stock, or authorize, create or issue shares of any class or series of stock or any bonds, debentures, notes or other obligations convertible into or exchangeable for, or having optional rights to purchase, any shares of stock senior to the HealthAxis Series C Preferred Stock or Parity Stock; (c) reclassify the shares of HealthAxis Common Stock or any other shares of any class or series of Preferred Stock into shares of Preferred Stock senior to or on parity with the HealthAxis Series C Preferred Stock; (d) increase the number of shares of HealthAxis Series C Preferred Stock;
(e) consummate any corporate transaction; (f) directly or indirectly pay or declare any dividend or make any distribution upon, or redeem, retire or repurchase or otherwise acquire, any shares of capital stock or other securities of HealthAxis other than the HealthAxis Series B Preferred Stock (other than the repurchase of HealthAxis Common Stock from employees upon termination or employment); or (g) consummate any transaction whereby HealthAxis shall obtain control, directly or indirectly, of an insurance corporation.

         The Stock Purchase Agreement related to the HealthAxis Series C Preferred Stock provides that as long as holders of the HealthAxis Series C Preferred Stock hold or have the right to acquire upon conversion at least 10%

                               Page 19 of 35 Pages
of the outstanding equity securities of HealthAxis, a majority of such HealthAxis Series C holders shall be entitled to nominate for election and HealthAxis will use its best efforts to support for election to the HealthAxis board of directors a nominee for director selected by the holders of the HealthAxis Series C Preferred Stock. If the board of directors of HealthAxis is increased to between eight and 14 members, the right of holders of the HealthAxis Series C Preferred Stock to nominate one director shall be increased to the right to elect two directors and if the board is increased to 15 or more members holders of the HealthAxis Series C Preferred Stock shall have the right to nominate three directors, subject to the limitations set forth in the Stock Purchase Agreement. In addition, PAMCO agreed to vote and to cause its subsidiaries to vote all shares of HealthAxis owned by them in favor of the HealthAxis Series C nominees.

         Registration Rights. When HealthAxis proposes to register any shares of HealthAxis Common Stock from authorized but unissued common shares or treasury shares under the Securities Act (other than on a Form S-4 or a Form S-8), HealthAxis is required to give notice to the holders of HealthAxis Series C Preferred Stock and the holders of HealthAxis Common Stock acquired upon the conversion of HealthAxis Series C Preferred Stock of the proposed registration and the right to include their shares of HealthAxis Common Stock received upon the conversion of the HealthAxis Series C Preferred Stock ("HealthAxis Series C Conversion Shares") in such registration (a "Piggyback Registration"), subject to certain conditions including the right of the underwriter of such offering to limit the number of HealthAxis Series C Conversion Shares sold by the holders if the underwriter advised HealthAxis and such holders in writing that the number of HealthAxis Series C Conversion Shares required to be included by such holders would interfere with the successful marketing of the shares offered. Such Piggyback Registration rights are subject to the priority rights granted to HealthPlan Services, Inc. ("HPS"), holders of the HealthAxis Series B Preferred Stock and certain warrant holders. Subject to rights granted to HPS, holders of the HealthAxis Series B Preferred Stock and certain warrant holders, the holders of at least 25% of the then outstanding shares of HealthAxis Series C Preferred Stock may also require HealthAxis to file up to two registration statements ("demand registrations") under the Securities Act with respect to the HealthAxis Common Stock acquired upon the conversion of the HealthAxis Series C Preferred Stock held by such holders desiring to participate, subject to certain conditions. Such demand may not be made earlier than: (i) 12 months from the closing of the offering of the HealthAxis Series C Preferred Stock or (ii) six months after HealthAxis' initial public offering. HealthAxis is required to pay all registration expenses (as defined in the Registration Rights Agreement to be executed in connection with this transaction), other than any underwriting discounts and commissions for any underwriter or broker-dealer acting on behalf of the holders of the HealthAxis Series C Conversion Shares.

         Other. The holders of HealthAxis Series C Preferred Stock are not entitled to any preemptive rights. Shares of HealthAxis Series C Preferred Stock offered hereby and the shares of the HealthAxis Common Stock issuable upon conversion will, when issued, be validly issued, fully paid and non-assessable shares of HealthAxis.

         In connection with the sale of the HealthAxis Series C Preferred Stock, HealthAxis amended the rights and preferences of HealthAxis Series A Preferred Stock and HealthAxis Series B Preferred Stock to, among other things, provide for the preference of HealthAxis Series C Preferred Stock over the HealthAxis Series A Preferred Stock, to clarify the priorities of the Series A, B and C Preferred Stock in the event of a liquidation, to delete the dividend currently

                               Page 20 of 35 Pages
payable on the HealthAxis Series A and B Preferred Stock, to delete the optional redemption provision related to the HealthAxis Series A Preferred Stock, to revise the optional and mandatory conversion provisions applicable to the HealthAxis Series A and B Preferred Stock and to revise the definition of excluded Shares applicable to the HealthAxis Series A Preferred Stock.

Note H - Reinsurance and Deferred Acquisition Cost Impact on Benefits and
         Expenses

         Accident and health policy benefits, commissions and other operating expenses are net of the following ceded reinsurance and deferred acquisition cost amounts:

                                                   3 Months Ended March 31,
                                                  1999                1998
                                               ---------           ----------
Accident and health benefits
Gross before reinsurance ceded                   $ 20,894            $ 19,259
Less reinsurance ceded                             20,489               7,163
Net of reinsurance                             ----------          ----------
                                               $      405            $ 12,096
                                               ==========          ==========

Commissions
Gross before reinsurance ceded                    $ 4,052           $   7,587
Less reinsurance ceded                              3,608               3,915
Less deferred acquisition costs                       187                 880
                                               ----------          ----------
                                               $      257            $  2,792
                                               ==========          ==========

Other operating expenses
Gross before reinsurance ceded                    $ 4,865            $  7,406
Less reinsurance ceded                                 15               1,729
Less deferred acquisition costs                        39                 416
Net                                            ----------           ---------
                                                $   4,811            $  5,261
                                               ==========           =========

         Effective December 31, 1998, the Company and PILIC signed an agreement to reinsure 100% of its group medical and group life inforce business and sell the Company's group medical marketing, sales distribution rights and all of the outstanding capital stock of PALHIC to Central Reserve Life Insurance Company ("CRLC") (the "CRLC Agreement").

                               Page 21 of 35 Pages

         Under the CRLC Agreement, PALHIC reinsured 100% of its business to PILIC, which in turn reinsured through a 100% coinsurance agreement, all of the Company's group medical and group life business to Reassurance Company of Hannover ("RCH"). In addition, PILIC sold all of the outstanding shares of PALHIC and NIA to CRLC for an amount equal to PALHIC's capital and surplus. The Company transferred all rights and control regarding the Company's licensed insurance agents and entered into a non-compete and non-solicitation agreements with CRLC regarding the Company's licensed insurance agents with respect to the future sale of health insurance products for a three year period.

         Effective December 31, 1998 PILIC entered into a coinsurance agreement with RCH whereby PILIC received a $10,000 ceding commission which consisted of a $5,000 non-refundable payment and a $5,000 payment contingent upon RCH's earning at least $10,000 in future profits from the ceded inforce business, plus 12% interest (the "guaranteed amount"). PILIC recognized the $10 million as ceding commission revenue net of transaction costs of $417 and PAMCO recognized a $5 million ceding commission liability because of the negative financial history of the business. As a result of the transaction, PILIC wrote-off unamortized deferred acquisition costs and restructuring costs aggregating $4.2 million.

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

         Under the CRLC Agreement, PILIC has the right to assume new business written by PILIC's agents for five years after the effective date of the CRLC Agreement. PILIC may assume up to 20% of the new business written by PILIC's agents during 1999 and up to 50% for the remaining four years via a new quota share reinsurance agreement with PALHIC. PILIC may also assume 50% of the new business sold through HealthAxis and directly underwritten by PALHIC commencing January 1, 1999 via a new quota share reinsurance agreement with PALHIC for a period of 3 years. PILIC does not anticipate assuming any business under these agreements in 1999.

                               Page 22 of 35 Pages

         Reinsurance does not relieve the Company of its primary obligation to its policyholders and varies according to the age of the insured, type of risk and type of policy. Retention amounts for life insurance range up to $50 of coverage per individual life and for health insurance up to $85 per individual.

         During 1998, the Company had Quota Share Reinsurance and Excess of Loss Reinsurance arrangements on its group medical insurance with a group of reinsurers which were terminated by the Company effective December 31, 1998 in connection with the reinsurance and other agreements with RCH and CRLC.

         Under the terms of Quota Share Reinsurance Agreements, the Company ceded 47.5% of the liability on its accident and health insurance business. The Company received ceding commissions of: 45.5% on all first year business, and 25.5% or 30.5% on renewal business, depending on product, in 1998. The combined ceding commissions amounted to approximately 36.9% of ceded earned premium for 12 months ended December 31, 1998.

         The Company's medical quota share and excess reinsurance agreements with Swiss Re were terminated effective December 31, 1997. Swiss Re's obligation to assume its proportionate share of medical paid losses incurred prior to January 1, 1998 remains in effect. The amount of reinsurance recoveries from Swiss Re is currently in dispute. Although the amount of loss, if any, cannot be determined with any certainty at this time, the Company believes that such amounts are due and collectible and has asserted its rights under the reinsurance contract.

During 1999 the Company has and will continue to cede 100% of the Company's small group and managed care business to RCH. During the first quarter the Company decided to cease its participation via assumption reinsurance of stop loss business administered by MMC. The Company has also determined not to assume any business from CRLC.

         In addition, the Company generally assumes 30% (up to $150 per individual) of the liability on its limited self-funded accident and health business, which consists generally of policies issued to limit the claims expenses of employers that self-insure group medical benefits with respect to any individual employee and in the aggregate.

                               Page 23 of 35 Pages

Note I - Settlement Agreement with HPS

         Sale of Montgomery Management: Effective March 31, 1999 the Company sold its remaining 20% of MMC common stock to HPS for a purchase price of $1,500, payment of which was made by a set off of a like amount against future service fees accounted for as a loan payable owed by the Company to HPS. The Company recognized a $1,500 pre-tax gain on the sale.

         In a previous agreement, in February 1998 the Company sold for $4,000 49% of MMC common stock along with a warrant to purchase an additional 31% of MMC's common stock for one dollar. Immediately prior to the sale MMC declared a dividend payable to its parent PILIC equal to its total equity. During the fourth quarter of 1998 the buyer exercised the warrant to purchase the additional 31% of MMC's Common Stock for $8. The Company recognized a $4,000 pre-tax gain on the sale of MMC in 1998. Effective with the sale in 1998 the Company includes MMC in the Company's consolidated financial statements on the equity basis.

         Commitment to pay outstanding HPS service fees to HPS: In conjunction with the sale of MMC described above, PAMCO entered into a settlement agreement to resolve a number of disputes that have arisen between the Company and HPS relative to HPS' performance of administrative services under the HPS Outsourcing Agreement of the now ceded block of Provident Health business. The companies agreed to settle all differences and claims related to the HPS Outsourcing Agreement and certain actions taken by HealthAxis regarding HealthAxis' obligations under certain agreements between the parties. Also in accordance with the terms of the settlement agreement, HPS exercised a warrant granted in 1998 in connection with the HPS E-Commerce Agreement, and purchased 100,000 shares of the common stock of PAMCO for a purchase price of $900. The purchase price was paid by a setoff of a like amount against the service fees owed by the Company to HPS. The remaining balance of the services fees owed to the Company by HPS in the amount of $1,267 shall be paid by the Company to HPS on or before June 30, 1999, whereupon the Company's obligation to pay service fees shall be terminated.

Note J - Subsequent Events

         HealthAxis issuance of common stock: On May 11, 1999, HealthAxis completed a private placement of 516,051 shares of HealthAxis Common Stock to a group of accredited investors at $12 per share for an aggregate purchase price of $6,193, less issuance costs estimated to be approximately $100. The net proceeds of approximately $6,100, will be used for working capital and other general corporate purposes, including marketing expenses, web site enhancements, salary expenses and advertising and promotional expenses of HealthAxis.

                               Page 24 of 35 Pages

         Investors purchasing HealthAxis Common Stock Offering (the "Offering") were provided with registration rights described herein. When HealthAxis proposes to register any shares of HealthAxis Common Stock from authorized but unissued HealthAxis common shares or treasury shares under the Securities Act (other than on a Form S-4 or a Form S-8), HealthAxis is required to give notice to the holders of HealthAxis Common Stock purchasing in the Offering, the proposed registration and the right to include their shares of Common Stock in such registration (a "Piggyback Registration"), subject to certain conditions including the right of the underwriter of such offering to limit the number of HealthAxis Common Stock sold by the holders if the underwriter advised HealthAxis and such holders in writing that the number of HealthAxis Common Stock required to be included by such holders would interfere with the successful marketing of the shares offered. Such Piggyback Registration rights are subject to the priority rights granted to HealthPlan Services, Inc. ("HPS"), holders of HealthAxis Series B Preferred Stock and HealthAxis Series C Preferred Stock and certain HealthAxis warrant holders. Subject to rights granted to HPS, holders HealthAxis Series B Preferred Stock and HealthAxis Series C Preferred Stock and certain HealthAxis warrant holders, the holders of at least 2% of the then outstanding shares of HealthAxis Common Stock purchased in the Offering may also require HealthAxis to file up to two registration statements ("demand registrations") under the Securities Act with respect to HealthAxis Common Stock acquired in the Offering held by such holders desiring to participate, subject to certain conditions. Such demand may not be made earlier than: (i) 12 months from the closing of the offering of the HealthAxis Series C Preferred Stock or
(ii) six months after the HealthAxis' initial public offering. HealthAxis is required to pay all registration expenses (as defined in the Registration Rights Agreement to be executed in connection with this transaction), other than any underwriting discounts and commissions for any underwriter or broker-dealer acting on behalf of the holders of HealthAxis Common Stock.

         As of May 11, 1999, 16,738,811 shares of HealthAxis common stock were issued and outstanding. Of this amount, 13,807,395 or approximately 83% were owned by PAMCO, 2,365,365 or approximately 14% were owned by HPS and the remaining approximate 3% were owned by a group of accredited investors and HealthAxis directors and employees. As a result of this issuance, the minority interest in HealthAxis will represent the approximate 17% of HealthAxis' common equity that is not owned by PAMCO.

         Stock Purchase Agreement to buy-back HealthAxis common stock from HPS:
On May 13, 1999 PAMCO entered into a Stock Purchase Agreement for the purchase of 1,415,000 shares of HealthAxis no par value common stock from HPS for $7,040 to close on or before June 30, 1999. If PAMCO does not close on or before June 30, 1999 then PAMCO will pay HPS a late fee of $100 to extend closing until July 30, 1999. If a closing does not occur by July 30, 1999, the purchase price per share shall increase by 8 1/2% per month until closing, of which all events must occur on or before November 1, 1999.

Note K - Investment Considerations

         In analyzing whether to make, or continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, a copy of which can be obtained from the Company.

                               Page 25 of 35 Pages

Note L - Forward-looking Statements

         The information contained in the Quarterly Report on form 10-Q for the quarter ended March 31, 1999 contains forward-looking statements (as such term is defined under Section 21E of the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends, management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

         Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors are discussed in the Company's Annual Report on Form on 10-K/A for the year ended December 31, 1998.


                               Page 26 of 35 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Net (loss) applicable to common stock was ($3.0) million or ($.26) per diluted share for the three months ended March 31, 1999 ("1999") compared to net income of $2.6 million or $0.22 per diluted share for three months ended March 31, 1998 ("1998"). The Company's 1999 results included a $1.5 million gain on the sale of the Company's remaining 20% of MMC's common stock, whereas 1998 results included a $4.0 million gain on the sale of 80% of MMC's common stock described in Note I.

         During 1998 the Company revised its strategy to focus predominately on HealthAxis, the Company's E-Commerce insurance marketing subsidiary. In early 1998 the Company determined that the Internet provided the opportunity to sell health and life insurance directly to consumers thereby reaching individuals at a cost potentially lower than traditional agency marketing channels. In light of the losses experienced in the Company's small group and managed care products and the need to devote capital and focus to HealthAxis, the Company entered into various agreements to sell PILIC's subsidiaries (MMC, PALHIC and NIA) and cede 100% of the group medical and group life business during 1998.

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

         Accident and health gross premium was $25.5 million for 1999 compared to $28.7 million for 1998. Accident and health ceded premium was $25.0 million for 1999 compared to $11.7 million for 1998. As a result of the transactions with CRLC and RCH, the Company has experienced a substantial decline in net earned premium in comparison to 1998 and prior years. The Company has and will continue to cede 100% of the Company's small group and managed care business to RCH. During the first quarter the Company decided to cease its participation via assumption reinsurance of stop loss business administered by MMC. The Company has also determined not to assume any business from CRLC. As a consequence of these decisions, the Company's net health premium is expected to decline to a nominal amount by the end of 1999.

         Life and annuity premium, gross of $1.7 million for 1999 declined from $2.5 million for 1998 due to reduced pre-need premium. Life and annuity reinsurance ceded of $0.5 million increased from $0.1 million in 1998 as a result of the transactions with CRLC and RCH.

         Realized gain on the sale of subsidiaries of $1.5 million in 1999 and $4.0 million in 1998 consisted of realized gains on the sale of 20% and 80%, respectively of MMC to HPS as described in Note I.

                               Page 27 of 35 Pages

         Accident and health policy benefits ratio net of reinsurance increased to 84% for 1999 compared to 71.3% for 1998 as a result of a change in the mix of business away from one life group medical to stop loss business. Although the Company believes policy claim liabilities for small group and managed care business as of December 31, 1998 are adequate, greater than anticipated claim experience could have a materially adverse impact on the Company's financial position and results of operations.

        Commissions, net of ceding allowance and deferred acquisition costs of $0.3 million for 1999 decreased from $2.8 million in 1998 as a result of the transactions with CRLC and RCH.

         Other operating expenses, net of ceding allowance and deferred acquisition costs of $4.8 million for 1999 decreased from $5.3 million in 1998 primarily due to lower expenses in the Company's insurance operations offset by higher expenses associated with HealthAxis. The Company anticipates that expenses will increase during 1999 as HealthAxis executes its business plan.

         Amortization of deferred policy acquisition costs of $0.1 million for 1999 related to the Company's life business whereas the $0.2 in 1998 included both managed care and life amortization of deferred policy acquisition costs.

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

         During 1999, the Company's liquidity requirements will be primarily created and met by HealthAxis and PAMCO through their issuance of debt and equity securities by the Company to outside parties. PILIC's liquidity requirements will be met by the sale of short and intermediate term interest bearing marketable securities and, to a lesser degree, individual life premiums, investment income and administrative fees. The primary uses of cash for HealthAxis will continue to be operating costs and payments to AOL, Lycos, Snap and CNet, while PILIC's primary uses will be claim payments and associated general expenses related to the 1998 claim run-off, which have been established as claim reserves.

                               Page 28 of 35 Pages

         Cash and investments carried at market value at March 31, 1999 amounted to $47.6 million. This included $30.8 million of bonds issued by the U.S. Government, government agencies, public utilities and other corporations, $1.1 million invested in policy loans and other invested assets and $15.6 million in cash and cash equivalents. Bonds are investment grade securities with fixed incomes ranging in maturity from one to 30 years. The gross average yield on fixed income bonds as of March 31, 1999 and December 31, 1998 was 6.9% and 6.3%, respectively. The Company's investment policy is to buy medium term U.S. government direct and agency bonds. All bonds are considered to be "available for sale". The Company and its subsidiaries do not invest in high-yield debt instruments, defined as securities below investment grade with interest rates or yields significantly above market rates nor does the Company invest in derivatives or hedging in financial instruments.

         Net cash used in operating activities of $21.9 million in 1999 reflects negative cash flow from the Company's claim payments and associated general expenses related to the 1998 claim run-off of group medical business, individual life lines, and the impact of HealthAxis' general expenses and payments to AOL.

         During 1999 HealthAxis made the final payment of $1.5 million to AOL under the initial term of Second Amendment to the Amended and Restated Interactive Marketing Agreement with AOL. During 1999, $1.4 million of amortization of prepaid interactive marketing expense as described in Note D has been included in depreciation and amortization.

         Amounts due from reinsurer increased primarily due to the 100% cession of group medical claims effective January 1, 1999 as described in Note H.

         In connection with the Company's outsourcing to HPS, the Company received premiums, net of commissions, HPS fees and certain out of pocket expenses monthly on or before the 15th of following month. The $6.8 million change in amounts due from third party administrator represented December 1998's net cash settlement collected from HPS in January 1999.

         Change in other assets, current and deferred income taxes and other liabilities of ($1.4) million related primarily to the payment of costs associated with the CRLC transactions.

         Future policy benefits and claims of $9.3 million in the current year in comparison to the prior year due to the 1998 claim run-off of group medical business.

         Non cash repayment of notes payable represents $1.5 million of consideration for the Company's sale of MMC common stock and for HPS' exercise of its warrant obtained in 1998 in connection with the HPS E-Commerce Agreement to purchase 100,000 shares of PAMCO common stock for $900 as described in Note I of the Notes to Financial Statements.

         The Company anticipates that it will fund surrenders and benefit payments along with other operating expenses by a significantly reduced level of premiums together with scheduled investment maturities and the liquidation of short and intermediate-term investments.

                               Page 29 of 35 Pages

         The statutory capital and surplus of PILIC was $4.3 million at March 31, 1999, which is $2.1 million below Company Action Level RBC as calculated at December 31, 1998. The statutory capital and surplus of PILIC, was $4.8 million at December 31, 1998. At December 31, 1998, PILIC calculated its "Risk Based Capital" utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate that PILIC's adjusted capital of $5.3 million exceeded Regulatory Action Level but was below Company Action Level. PILIC's year end 1998 RBC calculation included approximately $4.8 million of RBC related to PILIC's one life group health and group life business 100% ceded to RCH effective January 1, 1999. The RBC formula estimates RBC based on a variety of historical data including 1998 net earned premium. The effects of the reinsurance agreement between PILIC and RCH on PILIC's RBC calculation will not be realized until 1999. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurers business. This formula is a primary measurement as to the adequacy of total capital and surplus of life insurance companies. Since PILIC failed to meet its RBC requirement as of December 31, 1998 it may be subject to regulatory action. Insurers failing to meet their RBC requirement may be subject to scrutiny by its domiciled insurance department and other insurance departments, which the insurer does business in, and, ultimately, rehabilitation or liquidation. Several Departments of Insurance have requested that PILIC submit a Risk Based Capital Plan ("RBC Plan") because PILIC's adjusted capital of $5.3 million was below Company Action Level as of December 31, 1998. The goal of PILIC's RBC Plan is for PILIC's adjusted statutory capital and surplus level to exceed PILIC's Company Action Level RBC. PILIC has submitted its RBC Plan and is working on refining and executing its RBC Plan to achieve its objective.

         Administrative rules and legal restrictions of state insurance departments presently prevent payment of dividends by PILIC to PAMCO without regulatory approval. Payment of dividends paid by HealthAxis to PAMCO is subject to restrictions set for in the Certificate of Designation related to HealthAxis Series A, B and C Convertible Preferred Stock. PAMCO and PILIC are also restricted from paying dividends as described in Note H. PAMCO, PILIC and HealthAxis do not anticipate paying cash dividends in the foreseeable future.

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

                               Page 30 of 35 Pages

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

HealthAxis Expenditures and Commitments

         HealthAxis has entered into an Interactive Marketing Agreement with AOL and promotional agreements with Cnet, SNAP and Lycos. In connection with these agreements the Company has paid $13.7 million in cash and warrants as of March 31, 1999 and is required to pay additional amounts as described in Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 as described in Notes F, G, H and AA to the Company's Consolidated Financial Statements.

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

         In 1999, HealthAxis completed an offering of approximately $8,800 of HealthAxis Series C Preferred Stock (described in Note G) and approximately $6,200 of HealthAxis common stock (described in Note J) solely to "accredited investors" (as defined in Rule 501 of Regulation D under the Securities Act) of which $8,800 was received on March 30, 1999 and $6,200 was received on May 11, 1999. The net proceeds of both offerings are anticipated to be used to fund amounts due under the Company's distribution agreements with AOL, Lycos, Snap and CNet through the end of 1999 and the balance will be used by HealthAxis for its working capital and other general purposes. The Company believes that the net proceeds together with its current cash and cash equivalents will be sufficient to fund current operations and amounts due to AOL, Cnet, Snap and Lycos during 1999. However, subsequent equity or debt financings will be necessary to enable the Company to continue to implement its current business strategy.

                               Page 31 of 35 Pages

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

         To date, the Company has experienced very few Year 2000 problems with those problems centering on life administration processing. The cost of programming changes as of March 31, 1999 was less than $20,000. The Company is in the process of evaluating alternatives to its life administration Year 2000 issues including the modification of the life administration system at a cost yet to be estimated or the effective replacement of the system via outsourcing of the life system at an estimated incremental annual cost of approximately $300,000 per year and a one time conversion cost of approximately $300,000. The Company anticipates selecting a Year 2000 plan to address its life administration Year 2000 issues by the end of the second quarter of 1999. To date, the Company has replaced its general ledger and accounts payable accounting systems, which were not Year 2000 compliant, in January 1998 at a cost of approximately $180,000.

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

                               Page 32 of 35 Pages

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


                               Page 33 of 35 Pages

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

Item 6.         Exhibits and Reports on Form 8-K.

               (a)   Exhibits: Not applicable.

               (b)   Reports on Form 8-K:

                          (1) Item 5 regarding the Company's subsidiary, HealthAxis.com, Inc. completed the private placement of $8.8 million of HealthAxis Series C Preferred Stock filed on March 30, 1999.
                          (2) Item 5 regarding the Company's subsidiary, Health Axis.com, Inc. completed the private equity placement of $6.2 million of HealthAxis common stock filed on May 13, 1999.


                               Page 34 of 35 Pages

                                    Signature


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Provident American Corporation



                       By:   /s/ Alvin H. Clemens
                       -----------------------------------------------------
                       Alvin H. Clemens, Chairman of the Board of Directors, President and Chief Executive Officer



                       By:   /s/ Anthony R. Verdi
                       -----------------------------------------------------
                       Anthony R. Verdi, Chief Operating Officer



                       By:   /s/ Francis L. Gillan III
                       -----------------------------------------------------
                       Francis L. Gillan III, Chief Financial Officer and Treasurer








Date:  May 17, 1999