Form 10-Q
period 1999-06-30
PROVIDENT AMERICAN CORP
filed 1999-08-16
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                                 -------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ________________ to _________________

                         Commission file number 0-13591
                                                -------

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

                                    Yes X  No
                                       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,337,530 shares of common stock, par value $.10, outstanding as of August 6, 1999.

                               Page 1 of 31 Pages

                         PROVIDENT AMERICAN CORPORATION


                                      INDEX

                                                                       Page No.
Part I.  FINANCIAL INFORMATION                                         --------

Item 1.  Condensed Financial Statements

         Consolidated Statements of Operations                             3

         Consolidated Balance Sheets                                      4-5

         Consolidated Statements of Changes in Stockholders' Equity        6

         Consolidated Statements of Cash Flows                            7-8


         Notes to Condensed Consolidated Financial Statements            9-19


Item 2.  Management's Discussion and Analysis of Results

         of Operations and Financial Condition                           20-28

         Recent Sales of Unregistered Securities                          28



Part II. OTHER INFORMATION


         Items  1- 5                                                      30

         Reports on Form 8-K                                              30

SIGNATURES                                                                31


Exhibit 11

Exhibit 27

                               Page 2 of 31 Pages

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

                 Provident American Corporation and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                           3 Months Ended June 30,        6 Months Ended June 30,
                                                                             1999            1998           1999          1998
                                                                             ----            ----           ----          ----
Revenue:
Premium: Accident and health, gross                                      $   23,824      $  27,195       $  49,296      $  55,863
         Life and annuity, gross                                              1,675          2,099           3,371          4,576
                                                                         ----------      ---------       ---------      ---------
         Total gross premium                                                 25,499         29,294          52,667         60,439
                                                                         ----------      ---------       ---------      ---------

         Accident and health reinsurance ceded                               22,807         13,106          47,796         24,805
         Life and annuity reinsurance ceded                                     351             25             817             74
                                                                         ----------      ---------       ---------      ---------
         Total reinsurance ceded                                             23,158         13,131          48,613         24,879
                                                                         ----------      ---------       ---------      ---------

         Net premium                                                          2,341         16,163           4,054         35,560

Net investment income                                                           689            987           1,613          1,906
Realized gains (losses) on investments                                          (65)            13             (65)            13
Realized gain on the sale of subsidiary                                           0              0           1,500          4,000
Other revenue                                                                   221              5             517            128
                                                                         ----------      ---------       ---------      ---------
         Total revenue                                                        3,186         17,168           7,619         41,607
                                                                         ----------      ---------       ---------      ---------

Benefits and expenses:
     Death and other policy benefits:
         Life                                                                 1,340          1,372           2,730          2,485
         Accident and health, net of reinsurance                              2,167          9,781           2,572         21,876
         Annuity contracts and other considerations                             228             83              98            171
         Increase (decrease) in liability for future policy benefits           (178)          (522)            299           (524)
     Commissions,  net of ceding  allowance  and deferred  acquisition          447          2,586             704          5,323
         costs
     Other operating expenses, net of ceding allowance
         and deferred acquisition costs                                       5,819          5,249           8,885         10,359
     Interactive sales and marketing expense                                  4,690            486           6,435            611
     Amortization of deferred policy acquisition costs                          133            307             252            540
     Depreciation and amortization of goodwill                                  399            209             721            435
                                                                         ----------      ---------       ---------      ---------
         Total benefits and expenses                                         15,045         19,551          22,696         41,276
                                                                         ----------      ---------       ---------      ---------

Income (loss) before taxes and minority interest                            (11,859)        (2,382)        (15,077)           331
Provision (benefit) for income taxes:
     Current                                                                      3            (38)             18              3
     Deferred                                                                     0              0               0              0
                                                                         ----------      ---------       ---------      ---------
         Total income taxes                                                       3            (38)             18              3
                                                                         ----------      ---------       ---------      ---------

Net income (loss) before minority interest                                  (11,862)             0         (15,095)             0
Minority interest in net loss of subsidiary                                   1,358              0           1,724              0
                                                                         ----------      ---------       ---------      ---------
         Net income (loss)                                                  (10,504)        (2,344)        (13,371)           328
                                                                         ----------      ---------       ---------      ---------

Dividends on preferred stock                                                     35             37              69             74
                                                                         ----------      ---------       ---------      ---------
         Net income (loss) applicable to common stock                       (10,539)        (2,381)        (13,440)           254
                                                                         ==========      =========       =========      =========

Income (loss) per share of common stock

         Basic                                                           $    (0.88)    $    (0.20)      $   (1.14)     $    0.02
                                                                         ==========      =========       =========      =========
         Diluted                                                         $    (0.88)    $    (0.20)      $   (1.14)     $    0.02
                                                                         ==========      =========       =========      =========

Common  shares and  equivalents  used in computing  income  (loss) per share
         Basic                                                               12,039         11,990          11,797         11,699
         Diluted                                                             12,039         11,990          11,797         11,773

                 See notes to consolidated financial statements.

                               Page 3 of 31 Pages

                 Provident American Corporation and Subsidiaries
                           Consolidated Balance Sheets
         (Dollars in thousands, except preferred and common stock data)

                                                                                     UNAUDITED
                                                                                   June 30, 1999     December 31, 1998
                                                                                   -------------     -----------------
Assets
Investments:
     Securities available for sale                                                    $  24,790           $   31,880
     Policy loans                                                                           547                  560
     Other invested assets                                                                  521                  529
                                                                                      ---------           ----------
                  Total Investments                                                      25,858               32,969

Cash and cash equivalents                                                                12,534               26,185
Amounts due from third party administrator                                                    0                6,849
Premiums due and uncollected                                                                976                1,167
Amounts due from reinsurers                                                              36,687               22,222
Loans receivable from officer, director and stockholder                                     642                1,328
Accrued investment income                                                                   344                  420
Prepaid interactive marketing expense                                                     9,599               11,655
Property and equipment, less accumulated depreciation of $3,764 and $3,099                8,482                7,950
Unamortized deferred policy acquisition costs                                             2,205                2,106
Other assets                                                                              3,196                3,838
                                                                                      ---------           ----------

                  Total Assets                                                        $ 100,523           $  116,689


                             Continued on next page.
                 See notes to consolidated financial statements.

                               Page 4 of 31 Pages

                 Provident American Corporation and Subsidiaries
                     Consolidated Balance Sheets (Continued)
         (Dollars in thousands, except preferred and common stock data)

                                                                                     UNAUDITED
                                                                                   June 30, 1999     December 31, 1998
                                                                                   -------------     -----------------
Liabilities and Stockholders' Equity
Liabilities:
Future policy benefits:
     Life                                                                             $  43,009         $  42,546
     Annuity and other                                                                    4,467             4,871
Policy claims                                                                            27,113            42,481
Premiums received in advance and unearned                                                     0               335
Amounts due to reinsurers                                                                   307               501
Accounts payable                                                                            960             2,107
Accrued commissions and expenses                                                          3,210             2,384
Loans payable                                                                                 0             3,865
Federal income taxes                                                                        673             1,222
Ceding commission liability                                                               5,300             5,000
Other liabilities                                                                         2,061             1,945
                                                                                      ---------         ---------

                  Total Liabilities                                                      87,100           107,257

Commitments and Contingencies:
Minority Interest in HealthAxis.com, Inc.:
     Minority interest in HealthAxis.com, Inc. common stock                                 875             1,132
     HealthAxis.com, Inc. preferred stock - Cumulative preferred stock, par value $1: authorized 5,000,000 shares:
         Series B , issued 625,529                                                        2,804             2,805
         Series C, issued 1,526,412 and 0                                                 7,845                 0


Stockholders' Equity:
Preferred stock, par value $1:  authorized 20,000,000 shares:
     Series A Cumulative convertible, issued 550,000 and 556,600                            550               557
     Series B Cumulative convertible, none issued                                             0                 0
Common stock, par value $.10:  authorized 50,000,000, issued 12,204,728 and
11,488,911                                                                                1,220             1,149
Common stock, Class A, par value $.10:  authorized 20,000,000, none issued                    0                 0
Additional paid-in capital                                                               37,341            27,002
Accumulated other comprehensive income                                                      107               666
Retained earnings                                                                       (37,319)          (23,879)
                                                                                      ---------         ---------

                  Total Stockholders' Equity                                              1,899             5,495
                                                                                      ---------         ---------
                  Total Liabilities and Stockholders' Equity                          $ 100,523         $ 116,689

                  See notes to condensed financial statements.

                               Page 5 of 31 Pages

                 Provident American Corporation and Subsidiaries
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                                 (in thousands)

                                                   Preferred Stock           Common Stock       Additional       Retained
                                                                                                  Paid-In         Earnings
                                                 Shares       Amount      Shares      Amount      Capital        (Deficit)
                                                 ------       ------      ------      ------      -------        ---------
BALANCE, DECEMBER 31, 1998                          557        $ 557      11,489     $ 1,149      $ 27,002      $ (23,879)

Comprehensive income:
     Net income (loss)                                                                                            (13,371)
     Other comprehensive income (loss)

Comprehensive income

Issuance of common stock                                                      25           2           267
Stock options and warrants exercised                                         684          68         4,386
Increase in net assets in HealthAxis.com, Inc.                                                       5,680

Conversion of Preferred Stock                        (7)          (7)          7           1             6
Cash dividends declared on preferred stock                                                                            (69)
                                                  -----        -----     -------     -------      --------      ---------

BALANCE, JUNE 30, 1999                              550        $ 550      12,205     $ 1,220      $ 37,341      $ (37,319)
                                                  =====        =====     =======     =======      ========      =========


                                                     Accumulated
                                                        Other
                                                    Comprehensive
                                                    Income (Loss)      Total
                                                    -------------      -----

                                                        $ 666         $ 5,495
BALANCE, DECEMBER 31, 1998

Comprehensive income:                                                 (13,371)
     Net income (loss)                                   (559)           (559)
     Other comprehensive income (loss)                  -----         -------
                                                                      (13,930)
Comprehensive income                                                  -------
                                                                          269
Issuance of common stock                                                4,454
Stock options and warrants exercised                                    5,680
Increase in net assets in HealthAxis.com, Inc.
                                                                            0
Conversion of Preferred Stock                                             (69)
Cash dividends declared on preferred stock              -----        --------

                                                       $  107         $ 1,899
BALANCE, JUNE 30, 1999                                 ======         =======

                 See notes to consolidated financial statements.

                               Page 6 of 31 Pages

                 Provident American Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                                                                 6 Months Ended June 30,
                                                                                                 1999                1998
                                                                                                ------              ------
Cash flows from operating activities
     Net income (loss)                                                                        $ (13,371)          $      328
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                            5,708                  441
         Net realized (gain) on sale of subsidiary                                               (1,500)                 (13)
         Minority interest in net loss                                                           (1,724)              (4,000)
         Decrease (increase) in:
              Premium due and uncollected, unearned
                premium and premium received in advance                                            (144)                (870)
              Prepaid interactive marketing expense                                              (2,610)                   0
              Due to/from reinsurers                                                            (14,659)               3,236
              Due from third party administrator                                                  6,849               (7,117)
              Deferred policy acquisition costs, net                                                (99)              (2,445)
              Accrued investment income                                                              76                   48
              Other assets, current and deferred income
                taxes and other liabilities                                                          81               (3,475)
              Accrued commissions and expenses                                                     (322)              (3,973)
              Unearned ceding commissions and interest                                              300                    0
              Future policy benefits and claims                                                 (15,059)               2,445
                                                                                              ---------           ----------

     Net cash used in operating activities                                                      (36,474)             (15,395)
                                                                                              ---------           ----------

Cash flows from investing activities
     Purchases of bonds                                                                               0               (2,674)
     Purchases of equity securities                                                                   0                  (26)
     Sale of bonds                                                                                5,979                4,727
     Sale of equity securities                                                                        0                4,000
     Maturity of investments and loans                                                               21                    0
     Loans to officer, director and shareholder                                                     686                  (41)
     Purchases of property and equipment                                                         (1,147)                (772)
                                                                                              ---------           ----------
     Net cash provided by investing activities                                                    5,539                5,214
                                                                                              ---------           ----------

                             Continued on next page.
                 See notes to consolidated financial statements.

                               Page 7 of 31 Pages

                 Provident American Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)

                                                                                                  6 Months Ended June 30,
                                                                                                1999                1998
                                                                                               ------              ------
Cash flows from financing activities
     Withdrawals from contractholder deposit funds                                                 (250)             (590)
     Repayments of loans payable                                                                 (1,465)             (278)
     Issuance of convertible note                                                                     0             5,000
     Issuance of HealthAxis common stock                                                          6,281                 4
     Issuance of HealthAxis preferred stock, net                                                  8,123                 0
     Exercise of stock options                                                                    4,665                 0
     Dividends paid on preferred and common stock                                                   (70)              (74)
                                                                                              ---------          --------
     Net cash from financing activities                                                          17,284             4,062
                                                                                              ---------          --------

     Decrease in cash and cash equivalents                                                      (13,651)           (6,119)
     Cash and cash equivalents, beginning of period                                              26,185            16,767
                                                                                              ---------          --------
     Cash and cash equivalents, end of period                                                 $  12,534          $ 10,648
                                                                                              ---------          --------

Supplemental disclosure of cash flow information:
     Interest paid                                                                            $     453          $    102

Non-cash investing activities
     Sale of subsidiary                                                                       $   1,500                 0
     Capital lease obligations                                                                $     154                 0

Non-cash financing activities:

     Issuance of warrants                                                                     $     867          $    990
     Exercise of options and warrants                                                         $   1,513                 0
     Repayment of loans payable                                                               $  (2,400)                0

                 See notes to consolidated financial statements.

                               Page 8 of 31 Pages

                 Provident American Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in thousands)

Note A - General

         The condensed consolidated financial statements have been prepared by Provident American Corporation and subsidiaries (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

         Certain prior year amounts have been reclassified to conform with the current presentation.

         Provident American Corporation ("PAMCO") is a Pennsylvania corporation organized in 1982 and regulated as an insurance holding company by the states in which its wholly owned insurance company, Provident Indemnity Life Insurance Company ("PILIC"), is licensed. The operations of the Company are principally those of its majority-owned subsidiary HealthAxis.com, Inc.

("HealthAxis") and its Insurance Operations as defined below.

         HealthAxis was formed on March 26, 1998 to sell insurance products on the Internet. HealthAxis is a subsidiary of Provident American Corporation, which owns 73.8% of HealthAxis' capital stock. Health Plan Services ("HPS") and other accredited investors, own 12.2% and 14.0%, respectively, of the remaining capital stock. PAMCO and HealthAxis are currently in the process of negotiating the terms of a merger whereby HealthAxis will be merged with and into HealthAxis Acquisition Corp., a wholly-owned subsidiary of Provident, and PAMCO will be the surviving publicly-traded company, with HealthAxis being a wholly owned subsidiary. Management believes the merger will be completed during 1999. No assurances can be given as to the exchange ratio or other material terms of the proposed reorganization, whether or not the reorganization will be completed or, if completed, the timing thereof.

         The Company's Insurance Operations are conducted through its wholly owned life insurance subsidiary PILIC and PILIC's subsidiaries which during 1996 through 1998 were Provident American Life and Health Insurance Company ("PALHIC"), Montgomery Management Corporation ("MMC") and NIA Corporation ("NIA"). Hereinafter PILIC and all of its subsidiaries are referred to as the Company's Insurance Operations. During 1998, the Company sold 80% of MMC's outstanding common stock and on December 31, 1998 sold 100% of the outstanding common stock of PALHIC and NIA. During the first quarter of 1999 the Company sold the remaining 20% of MMC's common stock. As described in Note J, the Company is pursuing the reinsurance of PILIC's life and annuity inforce business and the sale of PILIC.


                               Page 9 of 31 Pages

Note B - Losses and Uncertainties

         The Company has incurred costs to develop and enhance its technology, to create and introduce its website and to establish marketing, insurance carrier and claims administration relationships. As a result, the Company has incurred significant losses and expects to continue to incur losses on a quarterly basis at least through 2000. The Company currently intends to substantially increase its operating expenses as a result of its strategic alliances, to fund increased interactive sales and marketing, to enhance its existing web site and to fund increased salaries and other costs. Consequently, the Company expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its Internet-based health and life insurance business.

         During 1999, HealthAxis completed a private placement offering of approximately $8,800 of HealthAxis Series C Preferred Stock on March 30, 1999 (described in Note H), approximately $6,200 of HealthAxis Common Stock (described in Note F) solely to "accredited investors" (as defined in Rule 501 of Regulation D under the Securities Act) on May 11, 1999, and approximately $4,000 of HealthAxis Series D Preferred Stock (described in Note M) on July 12, 1999. The net proceeds have been used to and are anticipated to be used to fund amounts due under the Company's distribution agreements with America Online, Inc. ("AOL"), Lycos, Inc. ("Lycos"), CNet, Inc. ("CNet") and Snap! LLC ("Snap") through the end of fiscal 1999, and the balance is intended to be used by HealthAxis for its working capital and other general purposes. The Company believes that the above net proceeds together with its current cash and cash equivalents will be sufficient to fund HealthAxis' current operations and amounts due to AOL, Lycos, CNet and Snap during 1999. However, subsequent equity or debt financings will be necessary to enable the Company to fund operations and continue to implement its current business strategies.

         The Company has incurred losses in its Insurance Operations during 1999 and in prior years and is pursuing the reinsurance of PILIC's life and annuity inforce business and the sale of PILIC as described in Note J. PAMCO anticipates the need to raise capital through the private sale of either debt or equity securities for working capital and other general corporate purposes including approximately $8,300 to purchase HealthAxis Common Stock as described in Note I and approximately $11,000 to $14,000 to reinsure and sell the Insurance Operations and retain the Company's home office and certain other assets as described in Note J, thereby completing the Company's transition from insurance underwriter to an internet insurance broker. No assurances can be given with regard to the success, terms or timing of the Company's efforts to obtain such funding. In the event PAMCO is unable to obtain funding and pay $7,040 by October 31, 1999 to HPS it will be in breach of its Stock Purchase Agreement with HPS and will be unable to sell its Insurance Operations or maintain sufficient statutory capital and surplus levels in PILIC needed to avoid regulatory intervention which may include oversight and, ultimately rehabilitation or liquidation of PILIC.

Note C - Changes in Web Alliances

         On April 14, 1999, the Company and CNet amended the Promotion Agreement dated June 14, 1998, as amended on November 13, 1998 (the "Amended Agreement") to, among other things, revise the current payment schedule, to remove Snap as a party to the agreement and enter into a separate agreement with Snap, as CNet and Snap are now separate entities. The Amended Agreement and the Snap

                               Page 10 of 31 Pages

Agreement extends the termination date of the initial term of the agreement to August 31, 2000; allocates the total number of monthly impressions between Snap and CNet; provides CNet and Snap with the ability to immediately terminate the Amended Agreement and Snap Agreement for nonpayment of fees due or to charge interest on all unpaid amounts at a rate of 1-1/2% per month; revises the exclusivity provisions of the Snap Agreement; and revises the payment schedule applicable to the optional term. The Snap Agreement also provides for the permanent placement of a Company banner on the Snap Health Insurance Center to be created within the Business and Money Channel on the Snap website and provides that HealthAxis and Snap shall work together to develop a co-branded site.

Note D - Prepaid Interactive Marketing Expense

         During 1999, HealthAxis made payments aggregating $2,610 to AOL, Lycos, CNet, and Snap, $2,360 of which have been charged, to prepaid interactive marketing expense and $250 of which reduced accrued expenses. Included in Interactive sales and marketing expense is amortization of prepaid interactive marketing expense of $4,990 consisting of exclusivity expense and impression advertising of $1,496 and $3,494, respectively for 1999.

Note E - HealthAxis Warrants Issued in Connection with Alliance Agreements

         During 1999, in connection with its amended Carrier Partner agreement with UICI, HealthAxis agreed to issue UICI a warrant to purchase 150,000 shares of HealthAxis Common Stock at an exercise price of $4.40 per share with a five-year term. This warrant has been valued at $505, recorded as prepaid alliance agreement expense included in other assets and will be expensed over the life of the agreement. In the event AOL exercises its redemption rights set forth in the Certificate of Designation related to the Series B Preferred Stock, UICI shall receive a warrant to purchase an additional 200,000 shares of HealthAxis' Common Stock at an exercise price of $3.00 per share.

         In May 1999, HealthAxis entered into a Strategic Alliance Agreement with First Health Group Corp. ("First Health"). In conjunction with this agreement, HealthAxis issued a warrant to First Health for 50,000 shares of HealthAxis Common Stock at $20.00 per share with a three-year term. Of that amount, warrants to purchase 10,000 shares are immediately exercisable, have been valued at $84 and recorded as prepaid alliance agreement expense included in other assets. The remaining warrants become exercisable at the rate of 10,000 warrants upon the signing of each sub-client agreement with each carrier, until the fourth carrier is signed. In addition, if the average daily closing price of HealthAxis' Common Stock is $50.00 per share for a period of 60 consecutive calendar days and if no sub-client agreement has been executed, 10,000 shares subject to this warrant which are not exercisable shall become exercisable in full.

                               Page 11 of 31 Pages

Note F - Minority Interest in HealthAxis.com, Inc.

         The Company has accounted for the portion of HealthAxis owned by outside parties as Minority Interest in HealthAxis. The chart below identifies the equity ownership of HealthAxis Common Stock and quantifies the Company's majority interest and the minority interest in HealthAxis Common Stock.

                                                        June 30, 1999                             December 31, 1998
                                                        -------------                             -----------------
                                                   Shares             Percentage            Shares              Percentage
                                                   ------             ----------            ------              ----------
PAMCO                                            13,807,395             82.5%              13,807,395              85.4%
Minority Interest                                 2,931,416             17.5%               2,365,365              14.6%
                                                 ----------            -----               -----------            -----
Total                                            16,738,811            100.0%              16,172,760             100.0%
                                                 ==========            =====               ==========             =====

         The aforementioned outstanding shares of HealthAxis Common Stock exclude options and warrants to purchase HealthAxis Common Stock and HealthAxis convertible preferred stock convertible into HealthAxis Common Stock. As described in Note I, the Company has agreed to purchase up to 1,415,000 shares of HealthAxis Common Stock from HPS currently included in minority interest.

         The Company has also accounted for the net proceeds of HealthAxis cumulative preferred stock, par value $1 Series B ("HealthAxis Series B Preferred Stock) held by AOL as described in Note G and Series C ("HealthAxis Series C Preferred Stock") as described in Note H as minority interest. The Company will account for the net proceeds of HealthAxis Series D Preferred Stock issued on July 12, 1999 as minority interest described in Note M.

         The Company has accounted for the 545,916 shares of HealthAxis cumulative preferred stock, par value $1 Series A ("Series A Preferred Stock") purchased by PILIC in 1998 for an aggregate consideration of $2,400, or $4.40 per share, as an investment in HealthAxis. The Series A Preferred Stock is convertible into HealthAxis Common Stock on a one for one basis, subject to adjustment. Each share of Series A Preferred Stock has the same voting rights as a share of HealthAxis Common Stock into which it is convertible and has certain preferences with respect to the payment of dividends and upon liquidation over HealthAxis Common Stock.

         On May 11, 1999, HealthAxis completed a private placement of 516,051 shares of HealthAxis Common Stock to a group of accredited investors at $12 per share for an aggregate purchase price of $6,193, less issuance costs of $2. The net proceeds of $6,191, will be used by HealthAxis for working capital and other general corporate purposes, including marketing expenses, web site enhancements, salary expenses and advertising and promotional expenses. Investors purchasing HealthAxis Common Stock were provided with registration rights described in the Company's Form 8-K filed on May 14, 1999.

Note G - HealthAxis.com, Inc. Series B Cumulative Convertible Preferred Stock

         During 1998, HealthAxis issued 625,529 shares of HealthAxis Series B Preferred Stock to AOL at $4.40 per share for an aggregate purchase price of $2,750, less issuance costs amounting to $51, of which a portion of such net proceeds was used to pay amounts due to AOL under the Interactive Marketing Agreement. The terms of the HealthAxis Series B Preferred Stock are described in the Company's Form 8-K filed on December 23, 1998.

                               Page 12 of 31 Pages

         Dividends. As of June 30, 1999, HealthAxis accrued $105 of unpaid dividends on Series B Preferred Stock. Prior to March 30, 1999, holders of the Series B Preferred Stock were entitled to cumulative dividends accruing from the date of issuance, as and if declared by the HealthAxis board of directors out of funds legally available therefor, at the annual rate of $.13 per share (subject to equitable adjustment to reflect stock splits, stock dividends, stock combinations, recapitalizations and similar occurrences).

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

         A "Trigger Event" means: (i) January 31, 2002, if by that date, HealthAxis has not consummated an underwritten public offering of newly issued HealthAxis Common Stock pursuant to a registration statement filed under the Securities Act, at a net offering price per share of HealthAxis Common Stock that represents a pre-offering market capitalization of not less than $150,000 and with aggregate proceeds of not less than $25,000, (ii) failure to renew by HealthAxis or a material breach by any party other than AOL or termination of the IM Agreement with AOL, (iii)the date of the occurrence of a liquidation of HealthAxis, (iv) March 31, 1999, if by that date, HealthAxis has not consummated an equity financing yielding aggregate gross proceeds to HealthAxis of not less than $7,000 at a price per share of at least $3.74 (a "Qualified Financing"), or
(v) May 31, 1999, if by that date, HealthAxis has not consummated an equity financing yielding aggregate gross proceeds to HealthAxis of not less than $3,500 at a price per share of at least $3.74 (a "Second Qualified Financing"). As described in Note H, HealthAxis completed an equity financing in the amount of $8,807 as of March 30, 1999 and as described in Note F HealthAxis completed an equity financing in the amount of $6,193 on May 11, 1999.

Note H - HealthAxis.com, Inc. Series C Cumulative Convertible Preferred Stock

         On March 30, 1999, HealthAxis issued 1,526,412 shares of HealthAxis Series C Preferred Stock to a group of accredited investors at $5.77 per share for an aggregate purchase price of $8,807, less issuance costs of $684 and the value of warrants to purchase HealthAxis common stock issued in connection with the issuance of HealthAxis Series C Preferred Stock to certain professional service firms valued at $278. The net proceeds of $8,123, will be used for working capital and other general corporate purposes, including marketing expenses, web site enhancements, salary expenses and advertising and promotional expenses of HealthAxis.

         The terms of the HealthAxis Series C Preferred Stock are described in the Company's Form 8-K filed on April 30, 1999.

                               Page 13 of 31 Pages

Note I - Stock Purchase Agreement to buy-back HealthAxis Common Stock from HPS

       On May 13, 1999 PAMCO entered into a stock purchase agreement ("HPS Stock Purchase Agreement") for the purchase of 1,415,000 shares of HealthAxis no par value common stock from HPS for $7,040 to close on or before June 30, 1999. The HPS Stock Purchase Agreement allows for closing to occur on or before October 31, 1999 with the purchase price per share increasing by 8 1/2% per month for the months of August, September and October until closing. The HPS Stock Purchase Agreement also allows PAMCO the option of purchasing fewer shares so long as the aggregate purchase price is not less than $7,040. PAMCO did not close the transaction on June 30, 1999 and paid HPS a late fee of $100 to extend closing in accordance with the HPS Stock Purchase Agreement.

Note J - Insurance Operations

         During the second quarter of 1999 the Company announced that it was pursuing the sale of its Insurance Operations which consists of PILIC and its life, health and annuity business. The Company is currently in discussions with outside parties regarding reinsurance and the sale of PILIC. The Company anticipates that the sale of PILIC will more likely than not result in a loss, the amount of which is not determinable at this time because the terms and conditions of such sale have not been determined.

         The Company anticipates that execution of the reinsurance agreements would be contingent upon PILIC's payment of its statutory basis policy reserves plus consideration at closing and would require regulatory approval. Furthermore, the Company anticipates that the sale of PILIC would be contingent upon a number of factors including completion of previously described reinsurance agreements, approvals of the Company`s Board of Directors, regulatory approval, Reassurance Company of Hannover ("RCH") approval to release PILIC's stock held in escrow as security for PAMCO's guarantee agreement with RCH and PAMCO's ability to secure sufficient liquidity to facilitate the transaction.

         With the sale of PILIC the Company anticipates that it will retain its main office and furniture and equipment currently owned by PILIC, the ceding commission liability to RCH and certain capital leases relating to furniture and equipment. It is possible that all or a portion of the HealthAxis Series A Preferred Stock owned by PILIC may be sold with or in conjunction with the sale of PILIC.

         No assurances can be given as to the Company's ability to enter into reinsurance and/or sale agreements or the material terms of such agreements, whether or not the transactions will be completed or, if completed, the timing thereof, receipt of required regulatory and contractual approvals and obtaining necessary cash financing. Accordingly, the Company also anticipates that the results of operations and the net assets or liabilities of the Insurance Operations will be reported as discontinued operations effective with the Company obtaining the necessary regulatory approvals for reinsurance and sale transactions.


                               Page 14 of 31 Pages

Note K - Reinsurance and Deferred Acquisition Cost Impact on Benefits and
         Expenses

         Accident and health policy benefits, commissions and other operating expenses are net of the following ceded reinsurance and deferred acquisition cost amounts:

                                             3 Months Ended June 30,                6 Months Ended June 30,
                                             1999                1998               1999                1998
                                             ----                ----               ----                ----
Accident and health benefits

Gross before reinsurance ceded              $18,501            $ 21,771           $ 34,958            $ 41,029
Less reinsurance ceded                       16,334              11,990             32,386              19,153
                                            -------            --------           --------            --------
Net of reinsurance                          $ 2,167            $  9,781           $  2,572            $ 21,876
                                            =======            ========           ========            ========


Commissions
Gross before reinsurance ceded              $ 3,598            $  7,352           $  7,650            $ 14,883
Less reinsurance ceded                        2,987               3,360              6,595               7,275
Less deferred acquisition costs                 164               1,406                351               2,285
                                            -------            --------           --------            --------
Net                                         $   447            $  2,586           $    704            $  5,323

Other operating expenses
Gross before reinsurance ceded              $ 5,840            $  6,866           $  8,960            $ 14,121
Less reinsurance ceded                           22               1,333                 37               3,062
Less deferred acquisition costs                  (1)                284                 38                 700
                                            -------            --------           --------            --------
Net                                         $ 5,819            $  5,249           $  8,885            $ 10,359
                                            =======            ========           ========            ========

         Effective December 31, 1998, the Company and PILIC signed an agreement to reinsure 100% of its group medical and group life inforce business and sell the Company's group medical marketing, sales distribution rights and all of the outstanding capital stock of PALHIC to Central Reserve Life Insurance Company ("CRLC") (the "CRLC Agreement").

         Under the CRLC Agreement, PALHIC reinsured 100% of its business to PILIC, which in turn reinsured through a 100% coinsurance agreement, all of the Company's group medical and group life business to RCH. In addition, PILIC sold all of the outstanding shares of PALHIC and NIA to CRLC for an amount equal to PALHIC's capital and surplus. The Company transferred all rights and control regarding the Company's licensed insurance agents and entered into a non-compete and non-solicitation agreements with CRLC regarding the Company's licensed insurance agents with respect to the future sale of health insurance products for a three year period.

         Effective December 31, 1998, PILIC entered into a coinsurance agreement with RCH whereby PILIC received a $10,000 ceding commission which consisted of a $5,000 non-refundable payment and a $5,000 payment contingent upon RCH's earning at least $10,000 in future profits from the ceded inforce business, plus 12% interest (the "guaranteed amount"). PILIC recognized the $10,000 as ceding commission revenue net of transaction costs of $417 and PAMCO recognized a $5,000 ceding commission liability because of the negative financial history of the business. As a result of the transaction, PILIC wrote-off unamortized deferred acquisition costs and restructuring costs aggregating $4,200.

                               Page 15 of 31 Pages

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

         As security for PAMCO's guarantee, PAMCO executed a security agreement in favor of RCH secured by the stock of PILIC. This agreement provides that RCH will take ownership of PILIC if the Company defaults on its guarantee to RCH. PAMCO provided various affirmative covenants regarding corporate existence; compliance with laws; furnishing various notices to RCH; inspection and audit rights and insurance coverage. Additionally, PAMCO provided certain negative covenants with regard to selling, assigning, leasing or otherwise disposing of PAMCO or PILIC assets; entering into agreements materially and adversely effecting PAMCO's or PILIC's ability to carry on business; entering into an agreement materially and adversely effecting PAMCO or PILIC ability to perform obligations under the Guaranty, the reinsurance agreement with RCH, the Stock Purchase Agreement and other related agreements. There also exist various provisions regarding PAMCO or PILIC incurring or creating indebtedness or declaring dividends.

         Under the CRLC Agreement, PILIC has the right to assume new business written by PILIC's agents for five years after the effective date of the CRLC Agreement. The Company has determined not to assume any business from CRLC.

         During the first quarter of 1999, the Company decided to cease its participation via assumption reinsurance of stop loss business administered by MMC.

         Reinsurance does not relieve the Company of its primary obligations to its policyholders and varies according to the age of the insured, type of risk and type of policy. Retention amounts for life insurance range up to $50 of coverage per individual life and for health insurance up to $85 per individual.

         During 1998, the Company had Quota Share Reinsurance and Excess of Loss Reinsurance arrangements on its group medical insurance with a group of reinsurers which were terminated by the Company effective December 31, 1998 in connection with the reinsurance and other agreements with RCH and CRLC.

         The Company's medical quota share and excess reinsurance agreements with Swiss Re were terminated effective December 31, 1997. Swiss Re's obligation to assume its proportionate share of medical paid losses incurred prior to January 1, 1998 remains in effect. The amount of reinsurance recoveries from Swiss Re is currently in dispute and Swiss Re has refused further payment. The Company has provided Swiss Re with a Notice of Default and has asserted its rights under the reinsurance contract. Nonetheless, The Company has recognized an allowance for uncollectability for a portion of the amounts due from Swiss Re.

         In addition, the Company generally assumes 30% (up to $150 per individual) of the liability on its limited self-funded accident and health business, which consists generally of policies issued to limit the claims expenses of employers that self-insure group medical benefits with respect to any individual employee and in the aggregate.

                               Page 16 of 31 Pages

Note L - Settlement Agreement with HPS

         Sale of Montgomery Management: Effective March 31, 1999 the Company sold its remaining 20% of MMC common stock to HPS for a purchase price of $1,500, payment of which was made by a set off of a like amount against future service fees, accounted for a loan payable, owed by the Company to HPS. The Company recognized a $1,500 pre-tax gain on the sale.

         In a previous agreement, in February 1998 the Company sold for $4,000 49% of MMC common stock along with a warrant to purchase an additional 31% of MMC's common stock for one dollar per share. Immediately prior to the sale MMC declared a dividend payable to its parent PILIC equal to its total equity. During the fourth quarter of 1998, the buyer exercised the warrant to purchase the additional 31% of MMC's Common Stock for $8. The Company recognized a $4,000 pre-tax gain on the sale of MMC in 1998. Effective with the sale in 1998, the Company includes MMC in the Company's consolidated financial statements on the equity basis.

         Commitment to pay outstanding HPS service fees to HPS: In conjunction with the sale of MMC described above, PAMCO entered into a settlement agreement to resolve a number of disputes that have arisen between the Company and HPS relative to HPS' performance of administrative services under the HPS Outsourcing Agreement of the now ceded block of Provident health business. The companies agreed to settle all differences and claims related to the HPS Outsourcing Agreement and certain actions taken by HealthAxis regarding HealthAxis' obligations under certain agreements between the parties. Also in accordance with the terms of the settlement agreement, HPS exercised a warrant granted in 1998 in connection with the HPS E-commerce Agreement, and purchased 100,000 shares of the common stock of PAMCO for a purchase price of $900. The purchase price was paid by a set off of a like amount against the service fees owed by the Company to HPS. The Company paid the remaining balance of the services fees owed to HPS in the amount of $1,267 to HPS on June 30, 1999, whereupon the Company's obligation to pay service fees was terminated.

Note M - Subsequent Events

         HealthAxis issuance of Series D Preferred Stock: On July 12, 1999, HealthAxis completed a private placement of 333,334 shares of HealthAxis Series D Preferred Stock to Intel Corp at $12 per share for an aggregate purchase price of $4,000, less issuance costs estimated to approximate $5. The net proceeds of approximately $3,995, will be used for working capital and other general corporate purposes, including marketing expenses, web site enhancements, salary expenses and advertising and promotional expenses of HealthAxis.

         In connection with the HealthAxis Series D Offering, HealthAxis' Amended and Restated Articles of Incorporation were amended to authorize an additional 500,000 shares of HealthAxis Preferred Stock.

         The terms of the HealthAxis Series D Preferred Stock are described in the Company's Form 8-K filed July 26, 1999.

                               Page 17 of 31 Pages

Note N - Selected HealthAxis Financial Data

The following selected financial data relates to the Company's majority owned subsidiary HealthAxis included in the Company's consolidated financial statements.

                                                                                UNAUDITED
                                                                              6 Months Ended                     12 Months Ended
                                                                     June 30, 1999         June 30, 1998        December 31, 1998
Statement of operations data:

    Commission and fee revenue                                        $     41               $      0                $      0
    Interest income                                                         97                      0                       0
                                                                      --------               --------                --------
    Total revenue                                                          139                      0                       0
                                                                      --------               --------                --------


    Total expenses                                                       9,996                    968                   4,790
                                                                      --------               --------                --------
    Net tax loss                                                      $ (9,858)              $   (968)               $ (4,790)
    Dividends on preferred stock                                           129                      0                     106
                                                                      --------               --------                --------
    Net loss applicable to common stock                               $ (9,987)              $   (968)               $ (4,896)


(Loss) per share of HealthAxis common stock, basic and diluted

                                                                      $  (0.61)              $  (0.07)               $  (0.35)

Weighted average common shares and equivalents used in
    computing (loss) per share                                          16,347                 13,125                  14,027


Balance sheet data:

    Total assets                                                      $ 21,368               $  7,237                $ 14,876
    Total liabilities                                                 $  3,321               $  7,127                $  1,919
    Redeemable preferred stock                                        $  2,804               $      0                $  2,735
    Total equity                                                      $ 15,243               $    110                $ 10,222

Note O - Investment Considerations

       In analyzing whether to make, or continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, a copy of which can be obtained from the Company.

                               Page 18 of 31 Pages

Note P - Forward-looking Statements

         The information contained in the Quarterly Report on form 10-Q for the quarter ended June 30, 1999 contains forward-looking statements (as such term is defined under Section 21E of the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends, management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

         Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors are discussed in the Company's Annual Report on Form on 10-K/A for the year ended December 31, 1998.



                               Page 19 of 31 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         During 1998 the Company revised its strategy to focus predominately on HealthAxis, the Company's e-commerce insurance marketing subsidiary. In early 1998 the Company determined that the Internet provided the opportunity to sell health and life insurance directly to consumers thereby reaching individuals at a cost potentially lower than traditional agency marketing channels. In light of the losses experienced in the Company's small group and managed care products and the need to focus on HealthAxis and deploy capital to it, the Company entered into various agreements to sell PILIC's subsidiaries (MMC, PALHIC and NIA) and cede 100% of the group medical and group life business during 1998.

         On December 31, 1998, the Company executed a series of transactions whereby PALHIC reinsured 100% of its business to PILIC, which in turn reinsured via a 100% co-insurance reinsurance agreement all of the Company's group medical and group life business to the RCH. In addition, PILIC sold PALHIC and NIA to CRLC, transferred all rights and control regarding the Company's agents and entered into non-compete and non-solicitation agreements regarding the Company's agents with respect to the future sale of health insurance products by agents for a 3-year period.

         During the second quarter of 1999 the Company announced that it was pursuing the sale of its Insurance Operations. As described in Note J of the Notes to Financial Statements, the Company is pursuing the reinsurance of PILIC's life and annuity inforce business and the sale of PILIC.

         HealthAxis is an Internet-based distributor of health insurance products. The Company has no knowledge of any other fully transaction-enabled direct distributor of individual and small group health insurance products. Currently HealthAxis markets individual coverage in 22 states, with nationwide coverage planned. HealthAxis anticipates offering a full range of health and life insurance products for individuals and small groups, including policies for prescription drugs, vision care, dental coverage, critical care, long-term care, long term disability and life insurance. HealthAxis is building a nationwide product portfolio through sourcing relationships with leading insurance companies ("Carrier Partners"), including the following: Aegon, WellPoint Health Networks, Fortis, UICI and Security Life, among others. The Company anticipates that HealthAxis will enter into additional agreements with other insurance companies. HealthAxis markets to consumers through its web site (www.HealthAxis.com) and through the following Internet services with which HealthAxis possesses exclusive marketing rights: AOL, Lycos, CNet and Snap.

         On December 3, 1998, HealthAxis commenced a launch of its operational web site with distribution principally via the AOL relationship. The Company expanded its online reach with the commencement of additional distribution on Lycos in May 1999 and CNet and Snap in June 1999.

         HealthAxis has experienced an increase in revenues during 1999 due to increased traffic and website enhancements. This revenue was attributable to the one Carrier Partner currently available on the site. As additional Carrier Partners and products become available on the site, the Company anticipates revenues to increase.

                               Page 20 of 31 Pages

         PAMCO and HealthAxis are currently in the process of negotiating the terms of a merger whereby HealthAxis will be merged with and into HealthAxis Acquisition Corp., a wholly-owned subsidiary of Provident, and PAMCO will be the surviving publicly-traded company, with HealthAxis being a wholly owned subsidiary. Management believes the merger will be completed during 1999. No assurances can be given as to the exchange ratio or other material terms of the proposed reorganization, whether or not the reorganization will be completed or, if completed, the timing thereof.

Results of Operations

         For the three months ended June 30, 1999 ("the current quarter") the net (loss) applicable to Common Stock was ($10.5 million) or ($0.88) per diluted share compared to net (loss) of ($2.4 million) or ($0.20) per diluted share for three months ended June 30, 1998 ("the same period last year"). The Company's net loss is the result of increased expenses in both HealthAxis and Insurance Operations.

         Accident and health gross premium was $23.8 million for the current quarter compared to $27.2 million for the same period last year. Accident and health ceded premium was $22.8 million for the current quarter compared to $13.1 million for the same period last year. As a result of the transactions with CRLC and RCH, the Company has experienced a substantial decline in net earned premium in comparison to 1998. Effective in 1999, the Company has ceded 100% of the Company's small group and managed care premium to RCH. During the first quarter, the Company also decided to cease its participation via assumption reinsurance of stop loss business administered by MMC. The Company has also determined not to assume any business from CRLC. As a consequence of these decisions, the Company's net health premium is expected to decline to a nominal amount by the end of 1999.

         Life and annuity premium, gross of $1.7 million for the current quarter declined from $2.0 million for the same period last year due to reduced pre-need premium. Life and annuity reinsurance ceded of $0.4 million increased from the same period last year as a result of the transactions with CRLC and RCH. As described in Note J of the Notes to Financial Statements, the Company is pursuing the reinsurance of its remaining life business, which, if effected, would effectively reduce future life net premiums to zero.

         Net investment income of $0.7 million in the current quarter decreased from $1.0 million in the same period last year as a result of reduced bond and short-term investment balances. The Company anticipates that investment income will continue to decline as the Company pays off remaining claim liabilities from one life group medical business. As described in Note J of the Notes to Financial Statements, the Company is pursuing the reinsurance of its remaining life business, which, if completed, would substantially reduce invested assets and, accordingly, substantially reduce future net investment income.

         Accident and health, net of reinsurance expense of $2.2 million in the current quarter decreased from $9.8 million in the same period last year as a result of the transactions with CRLC and RCH, offset by greater than anticipated claims experience on the Company's one life group medical business. Although the Company believes policy claim liabilities for small group and managed care business as of June 30, 1999 are adequate, greater than anticipated claim experience could have a materially adverse impact on the Company's financial position and results of operations.

                               Page 21 of 31 Pages

        Commissions, net of ceding allowance and deferred acquisition costs of $0.4 million in the current quarter decreased from $2.6 million in the same period last year as a result of the transactions with CRLC and RCH.

         Other operating expenses, net of ceding allowance and deferred acquisition costs of $5.8 million for the current quarter increased from $5.2 million in the same period last year primarily due to an allowance for Insurance Operations uncollectable receivables and higher expense associated with HealthAxis due primarily to employee and recruiting expenses related to software engineering, carrier integration, website enhancements, and general operations partially offset by lower expenses in the Company's Insurance Operations as a result of the transactions with CRLC and RCH. To support the HealthAxis business strategy, operating and development expenses will increase as more carriers and products are integrated and website enhancements are made.

         Interactive sales and marketing expense of $4.7 million for the current quarter increased from $0.5 million in the same period last year due primarily to the amortization of HealthAxis' interactive marketing agreements based on the number of impressions received by the website. Interactive marketing amortization was $3.6 million for the current quarter compared to $0.3 million in the same period last year due to an increase in impressions beginning with the launch of the website on December 3, 1998. In addition, HealthAxis employee and recruiting expense increased. The Company expects the impression amortization to increase as additional carriers and products are introduced to the website. The number of personnel and the amount spent on advertising through on-line and traditional advertising will also increase in order to promote the Company's Internet products.

         For the six months ended June 30, 1999 ("1999") the net (loss) applicable to common stock was ($13.4) million or ($1.14) per diluted share compared to net gain of $0.3 million or $0.02 per diluted share for six months ended June 30, 1998 ("1998"). The Company's results included gains on the sale of MMC's common stock in 1999 and 1998 of $1.5 million and $4.0 million, respectively as described in Note L of the Notes to Financial Statements.

         Accident and health gross premium was $49.3 million for 1999 compared to $55.9 million for 1998. Accident and health ceded premium was $47.8 million for 1999 compared to $24.8 million for 1998. As a result of the transactions with CRLC and RCH, the Company has experienced a substantial decline in net earned premium in comparison to 1998.

         Life and annuity premium, gross of $3.4 million for 1999 declined from $4.6 million for 1998 due to reduced pre-need premium. Life and annuity reinsurance ceded of $0.8 million increased from 1998 as a result of the transactions with CRLC and RCH.

         Realized gain on the sale of subsidiary of $1.5 million in 1999 and $4.0 million in 1998 consisted of realized gains on the sale of 20% and 80%, respectively, of MMC to HPS as described in Note L of the Notes to Financial Statements.

                               Page 22 of 31 Pages

         Accident and health, net of reinsurance expense of $2.6 million in 1999 decreased from $21.9 million in 1998 as a result of the transactions with CRLC and RCH offset by greater than anticipated claims experience on the Company's one life group medical business.

        Commissions, net of ceding allowance and deferred acquisition costs of $0.7 million for 1999 decreased from $5.3 million in 1998 as a result of the transactions with CRLC and RCH.

         Other operating expenses, net of ceding allowance and deferred acquisition costs of $8.9 million for 1999 decreased from $10.4 million in 1998 primarily due to lower expenses in the Company's Insurance Operations as a result of the transactions with CRLC and RCH partially offset by an allowance for Insurance Operations uncollectable receivables and $3.2 million of higher expense associated with HealthAxis due primarily to employee and recruiting expenses related to software engineering, carrier integration, website enhancements, and general operations.

         Interactive sales and marketing expense of $4.7 million for 1999 increased from $0.6 million in 1998 due primarily to the amortization of HealthAxis' interactive marketing agreements based on the number of impressions received by the website. Interactive marketing amortization was $5.0 million for 1999 compared to $0.3 million in 1998 due to an increase in impressions beginning with the launch of the website on December 3, 1998. In addition, HealthAxis employee and recruiting expense increased.

Liquidity and Capital Resources

         A major objective of the Company is to maintain sufficient liquidity to fund growth, fulfill statutory requirements and meet all cash requirements with cash and short term equivalents plus funds generated from operating cash flow.

         During 1998, the Company's liquidity requirements were primarily created and met by PILIC and PALHIC, along with the sale proceeds of MMC, PALHIC, and NIA. During 1998 the primary sources of cash for Insurance Operations were premiums, investment income and investment sales and maturities. During 1998 the primary uses of cash for Insurance Operations were benefit payments to insureds, operating costs including policy acquisition costs and investment purchases. The primary sources of cash for HealthAxis were funds from the issuance of debt and equity securities to outside parties and to PILIC. The primary uses of cash for HealthAxis were operating costs and payments to AOL, Lycos and CNet.

         During 1999, the Company's liquidity requirements will be primarily created and met by HealthAxis and PAMCO through the private placement of debt and equity securities along with the sale of short and intermediate term interest-bearing marketable securities in PILIC and, to a lesser degree, individual life premiums, investment income and commissions and administrative fees. The primary uses of cash for Insurance Operations are claim payments and associated general expenses related to the 1998 claim run-off, which have been established as claim reserves, and life benefit payments to insureds and life operating costs. The primary uses of cash for HealthAxis are operating costs and payments to AOL, Lycos, Snap and CNet.

                               Page 23 of 31 Pages

         Cash and investments carried at market value at June 30, 1999 amounted to $38.4 million. This included $24.8 million of bonds issued by the U.S. Government, government agencies, public utilities and other corporations, $1.1 million invested in policy loans and other invested assets and $12.5 million in cash and cash equivalents. Bonds are investment grade securities with fixed incomes ranging in maturity from one to 30 years. The gross average yield on fixed income bonds as of June 30, 1999 and December 31, 1998 was 6.3%. All bonds are considered to be "available for sale". The Company and its subsidiaries do not invest in high-yield debt instruments, defined as securities below investment grade with interest rates or yields significantly above market rates nor does the Company invest in derivatives or hedging in financial instruments.

         Net cash used in operating activities of $36.3 million in 1999 was primarily the result of claim payments to policyholders, in particular health claim payments related to the 1998 claim run-off of group medical business, interactive sales and marketing expenses related to HealthAxis and other operating expenses.

         During 1999 HealthAxis made the final payment of $1.5 million to AOL under the initial term of Second Amendment to the Amended and Restated Interactive Marketing Agreement with AOL. Additionally, HealthAxis paid $1.1 million to other Internet partners. Payments to Internet partners are included in prepaid interactive marketing expense.

         Amounts due from reinsurer decreased primarily due to the collection of amounts outstanding as of December 31, 1998 and an increase in the allowance for uncollectable amounts.

         In connection with the Company's outsourcing with HPS, the Company received premiums, net of commissions, HPS fees and certain out of pocket expenses monthly on or before the 15th of following month. The $6.8 million change in amounts due from third party administrator represented December 1998's net cash settlement collected from HPS in January 1999.

         Future policy benefits and claims of $35.5 million related primarily to the payment of claims incurred prior to 1999 for the Company's group medical and group life business. Premiums, claims and expenses incurred on or after January 1, 1999 are 100% ceded to RCH, but the Company retains the liability to pay the claims incurred prior to 1999.

         Non-cash repayment of notes payable represents $1.5 million of consideration for the Company's sale of MMC Common Stock and for HPS' exercise of its warrant obtained in 1998 in connection with the HPS E-Commerce Agreement to purchase 100,000 shares of PAMCO Common Stock for $900 as described in Note L of the Notes to Financial Statements. Non cash issuance of warrants relates to HealthAxis as described in Notes E and H of the Notes to Financial Statements.

                               Page 24 of 31 Pages

         The statutory capital and surplus of PILIC was $3.7 million at June 30, 1999, which is $3.3 million below Company Action Level Risk Based Capital ("RBC") and $0.2 million above Authorized Control Level RBC as calculated at December 31, 1998. The statutory capital and surplus of PILIC, was $4.8 million at December 31, 1998. At December 31, 1998, PILIC calculated its RBC utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate that PILIC's adjusted capital of $5.3 million exceeded Regulatory Action Level but was below Company Action Level as of December 31, 1998. The RBC formula estimates RBC based on a variety of historical data including 1998 net earned premium. Accordingly, PILIC's year end 1998 RBC calculation included approximately $4.8 million of RBC related to PILIC's one life group health and group life business 100% ceded to RCH effective January 1, 1999. PILIC's 1999 RBC calculation, once calculated for 1999, will be based on 1999 net written premium excluding the business 100% ceded to RCH. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurers business. This formula is a primary measurement as to the adequacy of total capital and surplus of life insurance companies. Since PILIC failed to meet its RBC requirement as of December 31, 1998 it is subject to regulatory action. Several Departments of Insurance have requested that PILIC submit a Risk Based Capital Plan ("RBC Plan") because PILIC's adjusted capital of $5.3 million was below Company Action Level as of December 31, 1998. The goal of PILIC's RBC Plan is for PILIC's adjusted statutory capital and surplus level to exceed PILIC's Company Action Level RBC. PILIC has submitted its RBC Plan and is working on refining and executing its RBC Plan to achieve its objective including the potential reinsurance of PILIC's life insurance inforce and the sale of PILIC as described in Note J of the Notes to Financial Statements. Insurers failing to meet their RBC requirement may be subject to scrutiny by its domiciled insurance department and other insurance departments, which the insurer does business in, and, ultimately, rehabilitation or liquidation.

         During 1999 PILIC did not meet certain minimum capital and surplus requirements in the states of Florida and Virginia and has been directed to cease writing new business in those states. Existing inforce policies in those states are not affected. The Company does not anticipate that this will have a material impact on the Company in light of the Company's plans to sell PILIC.

         Administrative rules and legal restrictions of state insurance departments presently prevent payment of dividends by PILIC to PAMCO without regulatory approval. Payment of dividends paid by HealthAxis to PAMCO is subject to restrictions set for in the Certificate of Designation related to HealthAxis Series A, B, C and D Convertible Preferred Stock. PAMCO and PILIC are also restricted from paying dividends as described in Note K of the Notes to Financial Statements. PAMCO, PILIC and HealthAxis do not anticipate paying cash dividends on Common Stock or on any class of HealthAxis preferred stock in the foreseeable future.

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

                               Page 25 of 31 Pages

         Higher interest rates, which have traditionally accompanied inflation, affect the Company's investment operation. The market value of the Company's fixed rate long-term investments decreases as interest rates increase.

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

Expenditures and Commitments

         PAMCO anticipates the need to raise capital in 1999 through private offerings of either debt or equity securities which will be used for working capital and other general corporate purposes including approximately $8.3 million to purchase shares of HealthAxis Common Stock as described in Note I of the Notes to Financial Statements and approximately $11,000 to $14 million currently estimated to reinsure PILIC's life and annuity inforce business and sell PILIC as described in Note J of the Notes to Financial Statements. No assurances can be given with regard to the success, terms or timing of the Company's efforts in obtaining such funding. In the event that PAMCO is unable to obtain funding and pay $7,040 by October 31, 1999 to HPS it will be in breach of its Stock Purchase Agreement with HPS and will be unable to sell its Insurance Operations or maintain sufficient statutory capital and surplus levels in PILIC needed to avoid regulatory intervention which may include oversight and, ultimately, rehabilitation or liquidation of PILIC.

         During the six months ended June 30, 1999, HealthAxis completed two private placement offerings which provided approximately $15.0 million of cash and in July 1999, completed an additional private placement which provided an additional $4.0 million of cash described in Notes F, H and M of the Notes to Financial Statements. The net proceeds of approximately $18.3 million are anticipated to be used to fund amounts due under the Company's distribution agreements with AOL, Lycos, CNet and Snap through the end of fiscal 1999, and the balance is intended to be used by HealthAxis for its working capital and other general purposes. The Company believes that the net proceeds together with its current cash and cash equivalents will be sufficient to fund HealthAxis' current operations and amounts due to AOL, Lycos, CNet and Snap during 1999. However, the Company believes that subsequent equity or debt financings will be necessary to enable HealthAxis to continue to fund operations and implement its current business strategies.

         The Company has no material commitments for capital expenditures at June 30, 1999 but expects such expenditures to total approximately $2.2 million in 1999. Such expenditures will primarily be for equipment, software, furniture and leasehold improvements. The Company has purchased $1.2 million of property and equipment during the six months ending June 30, 1999.

                               Page 26 of 31 Pages

         HealthAxis has entered into an Interactive Marketing Agreement with AOL and promotional agreements with CNet, Snap and Lycos. In connection with these agreements, the Company has paid $14.6 million in cash and warrants as of June 30, 1999 and is required to pay additional amounts as described in Notes F, G, H and AA to the Company's Consolidated Financial Statements for the year ended December 31, 1998.

         The Company does not anticipate paying cash dividends on Common Stock or on any series or class of HealthAxis stock in the foreseeable future.

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

         The Company utilizes various computer software programs, operating systems and vendors whose software programs and communication links ("Computer Systems") are used in the Company's Insurance Operations and HealthAxis. For the Company's Insurance Operations these Computer Systems include health insurance administration provided by HPS, life insurance administration, health claims discount repricing provided by First Health Group along with financial accounting and actuarial systems. For HealthAxis, these Computer Systems include the www.healthaxis.com web site, links to AOL along with the AOL online network, links to Lycos, CNET, Snap, Carrier Partners, HPS, First Health Group, along with HealthAxis' data warehouse. To the extent that the Company's Computer Systems contain source codes that are unable to appropriately interpret the Year 2000 then some level of modification, or even replacement of such applications may be necessary. The result of these Year 2000 issues may, if not corrected, have a significant negative impact on the Company's business.

         HealthAxis has established a task force to assess its systems to determine whether they correctly define the Year 2000 and to determine the extent to which the systems of its suppliers, Internet partners, Carrier Partners and other business partners (insofar as they are material to HealthAxis' business) are subject to the Year 2000 issue. The Company anticipates this assessment will be completed in August 1999. HealthAxis is currently unable to predict the extent to which the Year 2000 issue will affect its operations or the extent to which it would be vulnerable to Year 2000 issues affecting its business partners failure to remediate any Year 2000 issues on a timely basis. The failure of a business partner to convert systems on a timely basis, in a manner that is compatible with HealthAxis' systems, could have a material adverse effect on the Company. HealthAxis does not have a contingency plan in place in the event that it or any third party in which it engages in business is not Year 2000 compliant. In addition, policy purchases are made with credit cards, and HealthAxis' operations may be materially adversely affected to the extent its customers are unable to use credit cards due to the Year 2000 issues that are not rectified by credit card vendors.

         To date, the Company has eliminated its health administration system by outsourcing health administration and claims processing to HPS effective February 1998 and assigning responsibility of the oversight of HPS' health administration and claims processing along with the Company's former health agent and underwriting computer systems to CRLC effective December 31, 1998.

                               Page 27 of 31 Pages

         To date, the Company has experienced very few Year 2000 problems with those problems centering on life administration processing. The cost of programming changes as of June 30, 1999 was less than $132. As described in Note J of the Notes to Financial Statements, the Company is in the process of pursuing the reinsurance of its life insurance inforce and the sale of PILIC prior to year-end. If the Company does not sell its life inforce business it will need to pursue alternatives including the modification of its life administration system at a cost yet to be estimated or the effective replacement of the system by outsourcing the life system at an estimated incremental annual cost of approximately $300 per year and a one time conversion cost of approximately $300. There are also business and financial risks associated with the Company's Year 2000 exposure relating to its life administration system in that the Company may not be able to transfer the administration of the business to a Y2K compliant system prior to encountering Y2K problems.

         In the event that the Computer Systems of the Company or any of the Company's business partners fail or exhibit significant problems as a result of Year 2000 processing the Company's service to its customers could be disrupted for a significant amount of time and result in significant lost income to the Company.

         There are risks associated with the Company's Year 2000 exposure relating to some external vendors with whom the Company depends on material sales and service processing. Because the Company does not control these vendors or their resources, the Company can provide no assurance that such vendors will complete their respective Year 2000 solutions in time for the Company to fully test system interfaces with them. Although the Company is coordinating its efforts with vendors to minimize this impact of Year 2000 issues, the Company is currently unable to predict the extent to which Year 2000 issues will affect its operations, or the extent to which it would be vulnerable to the failure of its business partners or other, to remediate any Year 2000 issues on a timely basis.

         The Company has begun the process of developing a contingency plan to address possible Year 2000 risks to its Computer Systems. There can be no assurance that the Company will successfully implement its contingency plan or make all of its systems Year 2000 compliant. The Company does not have a contingency plan in place in the event any third party in which it engages in business is not Year 2000 compliant.

Recent Sales of Unregistered Securities

         The issuance of securities described below were made pursuant to exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sales did not involve a public offering. As a result, such securities are subject to restrictions on transfer. During the six months ended June 30, 1999, the Company entered into the following sales of unregistered securities of which all dollar amounts are in whole dollars:

         In March 1999 HealthAxis entered into an Amended and Restated Carrier Partner Agreement with UICI, pursuant to which HealthAxis issued a warrant to UICI to purchase 150,000 shares of HealthAxis common stock at $4.40 per share, with a five-year term. See in Note E to the Consolidated Financial Statements included herein for a further explanation.

                               Page 28 of 31 Pages

         In March 1999 HealthAxis completed a private placement of 1,526,412 shares of HealthAxis Series C Cumulative Convertible Preferred Stock to a group of accredited investors at $5.77 per share for an aggregate purchase price of $8,807,397, less issuance cost of $683,501. See Note H to the Consolidated Financial Statements included herein for a further explanation.

         In May 1999 HealthAxis entered into a Strategic Alliance Agreement with First Health, pursuant to which HealthAxis issued a warrant to First Health for 50,000 shares of HealthAxis common stock at $20.00 per share, with a three-year term. See in Note E to the Consolidated Financial Statements included herein for a further explanation.

         In May 1999 HealthAxis completed a private placement of 516,051 shares of HealthAxis common stock to a group of accredited investors at $12.00 per share for an aggregate purchase price of $6,193,000, less issuance cost of $2,000. See in Note F to the Consolidated Financial Statements included herein for a further explanation.

         In June 1999 HealthAxis issued a warrant to ING Barring, Inc. ("ING Barring") for 63,000 shares of HealthAxis common stock at $5.77 per share, with a five-year term commencing on March 30, 1999. This warrant was issued in settlement of its obligations pursuant to the engagement letter dated December 22, 1998 between ING Barring and HealthAxis and in connection with the settlement agreement and mutual release dated June 16, 1999.

         No commissions have been paid in connection with the above sales, except with regard to the HealthAxis Series C Preferred Stock. In connection therewith a placement fee of $300,000 was paid and warrants as described in the previous paragraph were issued.

                               Page 29 of 31 Pages

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

Item 6.         Exhibits and Reports on Form 8-K.

                (a) Exhibits: Not applicable.

                (b) Reports on Form 8-K:


                    (1) Item 5 regarding a settlement agreement between the Company, its two subsidiaries, Provident Indemnity Life Insurance Company and HealthAxis.com, Inc., HealthPlan Services, Inc., HealthPlan Services Corporation and Montgomery Management Corporation, filed on June 29, 1999.


                    (2) Item 5 regarding the Company's subsidiary, HealthAxis.com, Inc. completed the private equity placement of $4 million of HealthAxis Series D Preferred Stock filed on July 26, 1999.

                (c) Reports on Form 8-K/A:


                    (1) Additional Exhibits filed on May 14, 1999 not included with original Form 8-K filing dated April 30, 1999.

                    (2) Clarification amendment filed June 22, 1999 of the original filing dated May 13, 1999.

                               Page 30 of 31 Pages

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







Date:  August 16, 1999

                               Page 31 of 31 Pages