Form 10-Q/A
period 1999-06-30
PROVIDENT AMERICAN CORP
filed 1999-08-17
CIK 768892

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

                               Page 1 of 31 Pages

                         PROVIDENT AMERICAN CORPORATION


"The filing, on August 16, 1999, of the Company's Form 10-Q for the quarter ended June 30, 1999, was inadvertently filed by the Company's financial printer, in that it was not the final version. Accordingly, this Form 10-Q/A represents the final correct version and replaces in its entirety the Form 10-Q previously filed."


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

         The Company's Insurance Operations are conducted through its wholly owned life insurance subsidiary PILIC and PILIC's subsidiaries which during 1996 through 1998 were Provident American Life and Health Insurance Company ("PALHIC"), Montgomery Management Corporation ("MMC") and NIA Corporation ("NIA"). Hereinafter PILIC and all of its subsidiaries are referred to as the Company's Insurance Operations. During 1998, the Company sold 80% of MMC's outstanding common stock and on December 31, 1998 sold 100% of the outstanding common stock of PALHIC and NIA. During the first quarter of 1999 the Company sold the remaining 20% of MMC's common stock. As described in Note J, the Company has entered into a definitive agreement to sell PILIC.


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

         The Company has incurred losses in its Insurance Operations during 1999 and in prior years and is pursuing the reinsurance of PILIC's life and annuity inforce business and the sale of PILIC as described in Note J. PAMCO anticipates the need to raise capital through the private sale of either debt or equity securities for working capital and other general corporate purposes including approximately $8,300 to purchase HealthAxis Common Stock as described in Note I and $14,700 to sell the Insurance Operations and retain the Company's home office and 445,916 shares of HealthAxis Series A Preferred Stock as described in Note J, thereby completing the Company's transition from insurance underwriter to an internet insurance broker. No assurances can be given with regard to the success, terms or timing of the Company's efforts to obtain such funding. In the event PAMCO is unable to obtain funding and pay $7,040 by October 31, 1999 to HPS it will be in breach of its Stock Purchase Agreement with HPS and will be unable to sell its Insurance Operations or maintain sufficient statutory capital and surplus levels in PILIC needed to avoid regulatory intervention which may include oversight and, ultimately rehabilitation or liquidation of PILIC.

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

Note E - HealthAxis Warrants Issued in Connection with Alliance Agreements

         During 1999, in connection with its amended Carrier Partner agreement with UICI, HealthAxis agreed to issue UICI a warrant to purchase 150,000 shares of HealthAxis Common Stock at an exercise price of $4.40 per share with a five-year term. This warrant has been valued at $505, recorded as prepaid alliance agreement expense included in other assets and will be expensed over the life of the agreement beginning July 1, 1999. In the event AOL exercises its redemption rights set forth in the Certificate of Designation related to the Series B Preferred Stock, UICI shall receive a warrant to purchase an additional 200,000 shares of HealthAxis' Common Stock at an exercise price of $3.00 per share.

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

Note J - Insurance Operations

         On August 16, 1999, the Company entered into a definitive agreement to sell all of the outstanding shares of the common stock of PILIC to AHC Acquisition, Inc. ("AHC"), a newly formed Pennsylvania business corporation, which is owned by Alvin H. Clemens, the Company's Chairman of the Board of Directors. The agreement calls for PAMCO, at or prior to closing, to pay $14,700 to PILIC for the purchase of PILIC's home office building, the purchase of 545,915 shares of HealthAxis.com, Inc. Series A Preferred Stock and a capital contribution, if any. In addition, PAMCO will transfer to AHC 100,000 shares of Series A Convertible Preferred Stock of HealthAxis.com, Inc. in connection with the obligations assumed by AHC at the closing. The Company anticipates that upon the completion of the closing, PAMCO will not have any liability whatsoever with respect to the insurance, capital and surplus, and business operations of PILIC, except for the ceding commission liability with the Reassurance Company of Hanover ("RCH") in connection with the December 31, 1998 transactions with Ceres Group. The Company anticipates that the transaction will close as soon as practical after receiving appropriate approvals and financing. The Company further anticipates that the sale of PILIC will result in a loss, the amount of which is under evaluation at this time, and will be reported in Form 8-K.

         No assurances can be given as to whether or not the transactions will be completed or, if completed, the timing thereof, receipt of required regulatory and contractual approvals and obtaining necessary cash financing. Accordingly, the Company also anticipates that the results of operations and the net assets or liabilities of the Insurance Operations will be reported as discontinued operations effective with obtaining the necessary regulatory approvals.


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

         The terms of the HealthAxis Series D Preferred Stock are described in the Company's Form 8-K filed July 26, 1999.

                               Page 17 of 31 Pages

Note N - Selected HealthAxis Financial Data

The following table list selected financial data relates to regarding the Company's majority owned subsidiary HealthAxis included in the Company's consolidated financial statements. All amounts are in thousands.

                                                                                   UNAUDITED
                                                                                6 Months Ended                    12 Months Ended
                                                                    June 30, 1999         June 30, 1998          December 31, 1998
Statement of operations data:
    Commission and fee revenue                                        $    41                $    0                 $     0
    Interest income                                                        97                     0                       0
                                                                      -------                ------                 -------
    Total revenue                                                         138                     0                       0
                                                                      -------                ------                 -------

    Total expenses                                                      9,996                   968                   4,790
                                                                      -------                ------                 -------
    Net loss                                                          $(9,858)               $ (968)                $(4,790)
    Dividends on preferred stock                                          129                     0                     106
                                                                      -------                ------                 -------
    Net loss applicable to common stock                               $(9,987)               $ (968)                $(4,896)
                                                                      =======                ======                 =======

(Loss) per share of HealthAxis common stock, basic and diluted
                                                                      $ (0.61)               $(0.07)                $ (0.35)

Weighted average common shares and equivalents used in
    computing (loss) per share                                         16,347                 13,125                 14,027

Balance sheet data:
    Total assets                                                      $21,368                $ 7,237                $14,876
    Total liabilities                                                 $ 3,321                $ 7,127                $ 1,919
    Redeemable preferred stock                                        $ 2,804                $     0                $ 2,735
    Total equity                                                      $15,243                $   110                $10,222



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

         During the second quarter of 1999 the Company announced that it was pursuing the sale of its Insurance Operations. As described in Note J of the Notes to Financial Statements, the Company has entered into a definitive agreement to sell PILIC.

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

         Interactive sales and marketing expense of $4.7 million for the current quarter increased from $0.5 million in the same period last year due primarily to the amortization of HealthAxis' interactive marketing agreements based on the number of impressions received by the website. Interactive marketing amortization was $3.6 million for the current quarter. In addition, HealthAxis employee and recruiting expense increased. The Company expects the impression amortization to increase as additional carriers and products are introduced to the website. The number of personnel and the amount spent on advertising through on-line and traditional advertising will also increase in order to promote the Company's Internet products.

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

         Interactive sales and marketing expense of $6.4 million for 1999 increased from $0.6 million in 1998 due primarily to the amortization of HealthAxis' interactive marketing agreements based on the number of impressions received by the website. Interactive marketing amortization was $5.0 million for 1999. In addition, HealthAxis employee and recruiting expense increased.

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

         Future policy benefits and claims of $15.1 million related primarily to the payment of claims incurred prior to 1999 for the Company's group medical and group life business. Premiums, claims and expenses incurred on or after January 1, 1999 are 100% ceded to RCH, but the Company retains the liability to pay the claims incurred prior to 1999.

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

                               Page 24 of 31 Pages

         The statutory capital and surplus of PILIC was $3.7 million at June 30, 1999, which is $3.3 million below Company Action Level Risk Based Capital ("RBC") and $0.2 million above Authorized Control Level RBC as calculated at December 31, 1998. The statutory capital and surplus of PILIC, was $4.8 million at December 31, 1998. At December 31, 1998, PILIC calculated its RBC utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate that PILIC's adjusted capital of $5.3 million exceeded Regulatory Action Level but was below Company Action Level as of December 31, 1998. The RBC formula estimates RBC based on a variety of historical data including 1998 net earned premium. Accordingly, PILIC's year end 1998 RBC calculation included approximately $4.8 million of RBC related to PILIC's one life group health and group life business 100% ceded to RCH effective January 1, 1999. PILIC's 1999 RBC calculation, once calculated for 1999, will be based on 1999 net written premium excluding the business 100% ceded to RCH. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurers business. This formula is a primary measurement as to the adequacy of total capital and surplus of life insurance companies. Since PILIC failed to meet its RBC requirement as of December 31, 1998 it is subject to regulatory action. Several Departments of Insurance have requested that PILIC submit a Risk Based Capital Plan ("RBC Plan") because PILIC's adjusted capital of $5.3 million was below Company Action Level as of December 31, 1998. The goal of PILIC's RBC Plan is for PILIC's adjusted statutory capital and surplus level to exceed PILIC's Company Action Level RBC. PILIC has submitted its RBC Plan and is working on refining and executing its RBC Plan to achieve its objective including the potential reinsurance of PILIC's life insurance inforce and the sale of PILIC as described in Note J of the Notes to Financial Statements. Insurers failing to meet their RBC requirement may be subject to scrutiny by its domiciled insurance department and other insurance departments, which the insurer does business in, and, ultimately, rehabilitation or liquidation of PILIC.

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

Expenditures and Commitments

         PAMCO anticipates the need to raise capital in 1999 through private offerings of either debt or equity securities which will be used for working capital and other general corporate purposes including approximately $8.3 million to purchase shares of HealthAxis Common Stock as described in Note I of the Notes to Financial Statements and $14.7 million to sell PILIC as described in Note J of the Notes to Financial Statements. No assurances can be given with regard to the success, terms or timing of the Company's efforts in obtaining such funding. In the event that PAMCO is unable to obtain funding and pay $7,040 by October 31, 1999 to HPS it will be in breach of its Stock Purchase Agreement with HPS and will be unable to sell its Insurance Operations or maintain sufficient statutory capital and surplus levels in PILIC needed to avoid regulatory intervention which may include oversight and, ultimately, rehabilitation or liquidation of PILIC.

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