Form 10-Q
period 1999-09-30
PROVIDENT AMERICAN CORP
filed 1999-11-15
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended.......September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from....... to.......

                 Commission file number..................0-13591


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,944,393 shares of common stock, par value $.10, outstanding as of November 3, 1999.



                               Page 1 of 35 Pages

                         PROVIDENT AMERICAN CORPORATION

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Statements of Operations                             3

         Consolidated Balance Sheets                                      4-5

         Consolidated Statements of Changes in Stockholders' Equity        6

         Consolidated Statements of Cash Flows                            7-8


         Notes to Condensed Consolidated Financial Statements             9-22


Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                           23-32

         Recent Sales of Unregistered Securities                         32-33

Part II. OTHER INFORMATION

         Items 1- 5                                                       34

         Reports on Form 8-K                                              34

SIGNATURES                                                                35

Exhibit 11
Exhibit 27


                               Page 2 of 35 Pages

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

                 Provident American Corporation and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                         3 Months Ended September 30,   9 Months Ended September 30,
                                                                             1999            1998           1999           1998
                                                                             ----            ----           ----           ----
Revenue:
Premium: Accident and health, gross                                       $  21,772      $  28,229        $  71,068     $  84,092
         Life and annuity, gross                                              1,521          1,897            4,892         6,473
                                                                          ---------      ---------        ---------     ---------
         Total gross premium                                                 23,293         30,126           75,960        90,565
                                                                          ---------      ---------        ---------     ---------

         Accident and health reinsurance ceded                               21,007         12,740           68,803        37,545
         Life and annuity reinsurance ceded                                     328             76            1,145           150
                                                                          ---------      ---------        ---------     ---------

         Total reinsurance ceded                                             21,335         12,816           69,948        37,695
                                                                          ---------      ---------        ---------     ---------
                  Net premium                                                 1,958         17,310            6,012        52,870

Net investment income                                                           663            947            2,276         2,853
Realized gains (losses) on investments                                            -            251              (65)          264
Gain (loss) on the sale of subsidiaries                                      (9,528)             -           (8,028)        4,000
Other revenue                                                                   176              3              693            24
                                                                          ---------      ---------        ---------     ---------
         Total revenue                                                       (6,731)        18,511              888        60,011
                                                                          ---------      ---------        ---------     ---------

Benefits and expenses:
     Death and other policy benefits:
         Life                                                                 1,181            948            3,911         3,433
         Accident and health, net of reinsurance                              1,365          9,640            3,937        31,517
         Annuity contracts and other considerations                             225            188              323           359
         Increase (decrease) in liability for future policy benefits            (40)           714              259           190
     Commissions, net of ceding allowance and deferred acquisition              560          1,821            1,264         7,145
      costs
     Other operating expenses, net of ceding allowance
      and deferred acquisition costs                                          7,021          7,587           15,458        17,510
     Interactive sales and marketing expense                                  5,665            814           12,100         1,425
     Amortization of deferred policy acquisition costs                            -            608              252         1,148
     Interest expense                                                           296            221              744           549
     Depreciation and amortization of goodwill                                  552            251            1,273           685
                                                                          ---------      ---------        ---------     ---------
         Total benefits and expenses                                         16,825         22,792           39,521        63,961
                                                                          ---------      ---------        ---------     ---------

Income (loss) before taxes and minority interest                            (23,556)        (4,281)         (38,633)       (3,950)
Provision (benefit) for income taxes:
     Current                                                                      3           (952)              21          (949)
     Deferred                                                                     -              -                -             -
                                                                          ---------      ---------        ---------     ---------
         Total income taxes                                                       3           (952)              21          (949)
                                                                          ---------      ---------        ---------     ---------
Net income (loss) before minority interest                                  (23,559)        (3,329)         (38,654)       (3,001)
Minority interest in net loss of subsidiary                                    (463)             -           (2,188)            -
                                                                          ---------      ---------        ---------     ---------
         Net income (loss)                                                  (23,096)        (3,329)         (36,466)       (3,001)
                                                                          ---------      ---------        ---------     ---------
Dividends on preferred stock                                                      -             37               70           111
                                                                          ---------      ---------        ---------     ---------
         Net income (loss) applicable to common stock                       (23,096)        (3,366)         (36,536)       (3,112)
                                                                          =========      =========        =========     =========
Income (loss) per share of common stock
         Basic                                                            $   (1.85)     $   (0.33)       $   (3.04)    $   (0.31)
                                                                          ---------      ---------        ---------     ---------
         Diluted                                                          $   (1.85)     $   (0.33)       $   (3.04)    $   (0.31)
Common shares and equivalents used in computing income (loss) per share
         Basic                                                           12,462,000     10,169,000       12,021,000    10,131,000
         Diluted                                                         12,462,000     10,169,000       12,021,000    10,131,000

                 See notes to consolidated financial statements.


                               Page 3 of 35 Pages

                 Provident American Corporation and Subsidiaries
                           Consolidated Balance Sheets
         (Dollars in thousands, except preferred and common stock data)

                                                                                      UNAUDITED
                                                                                 September 30, 1999    December 31, 1998
                                                                                 ------------------    -----------------
Assets
Investments:
     Securities available for sale                                                    $       -            $  31,880
     Policy loans                                                                             -                  560
     Other invested assets                                                                    -                  529
                                                                                      ---------            ---------
                  Total Investments                                                           -               32,969

Cash and cash equivalents                                                                25,924               26,185
Amounts due from third party administrator                                                    -                6,849
Premiums due and uncollected                                                                  -                1,167
Amounts due from reinsurers                                                                   -               22,222
Loans receivable from officer, director and stockholder                                       -                1,328
Accrued investment income                                                                     -                  420
Prepaid interactive marketing expense                                                     5,527               11,655
Property and equipment, less accumulated depreciation of $3,764 and $3,099                7,720                7,950
Unamortized deferred policy acquisition costs                                                 -                2,106
Goodwill, less accumulated amortization of $108                                           7,673                    -
Other assets                                                                              1,434                3,838
Subsidiary assets available for sale                                                     76,970                    -
                                                                                      ---------            ---------

                  Total Assets                                                        $ 125,248            $ 116,689
                                                                                      =========            =========




                             Continued on next page.
                See notes to consolidated financial statements.




                               Page 4 of 35 Pages

                 Provident American Corporation and Subsidiaries
                     Consolidated Balance Sheets (Continued)
         (Dollars in thousands, except preferred and common stock data)

                                                                                      UNAUDITED
                                                                                 September 30, 1999     December 31, 1998
                                                                                 ------------------     -----------------
Liabilities and Stockholders' Equity
Liabilities:
Future policy benefits:
     Life                                                                             $       -            $  42,546
     Annuity and other                                                                        -                4,871
Policy claims                                                                                 -               42,481
Premiums received in advance and unearned                                                     -                  335
Amounts due to reinsurers                                                                     -                  501
Accounts payable                                                                          1,171                2,107
Accounts payable to subsidiary                                                            7,425                    -
Accrued commissions and expenses                                                          2,393                2,384
Loans payable                                                                                 -                3,865
Convertible debenture                                                                    24,528                    -
Federal income taxes                                                                        585                1,222
Ceding commission liability                                                               5,450                5,000
Deferred Loss on the sale of PILIC                                                        8,400                    -
Other liabilities                                                                         1,406                1,945
Subsidiary liabilities available for sale                                                76,970                    -
                                                                                      ---------            ---------

                  Total Liabilities                                                     128,328              107,257

Commitments and Contingencies:
Minority Interest in HealthAxis.com, Inc.:
     Minority interest in HealthAxis.com, Inc. common stock                                   -                1,132
     HealthAxis.com, Inc. preferred stock - Cumulative preferred stock, par value $1:
     authorized 5,000,000 shares:
         Series B, issued 625,529                                                         2,805                2,805
         Series C, issued 1,526,412 and 0                                                 7,845                    -
         Series D, issued  333,334 and 0                                                  3,960                    -

Stockholders' Equity:
Preferred stock, par value $1:  authorized 20,000,000 shares:
     Series A Cumulative convertible, issued 0 and 556,600                                    -                  557
     Series B Cumulative convertible, none issued                                             -                    -
Common stock, par value $.10:  authorized 50,000,000,
  issued 12,944,393 and 11,488,911                                                        1,294                1,149
Common stock, Class A, par value $.10:  authorized 20,000,000, none issued                    -                    -
Additional paid-in capital                                                               41,392               27,002
Accumulated other comprehensive income                                                       39                  666
Retained deficit                                                                        (60,415)             (23,879)
                                                                                      ---------            ---------

                  Total Stockholders' Equity                                            (17,690)               5,495
                                                                                      ---------            ---------
                  Total Liabilities and Stockholders' Equity                          $ 125,248            $ 116,689
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


                               Page 5 of 35 Pages

                 Provident American Corporation and Subsidiaries
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                                 (in thousands)


                                                   Preferred Stock           Common Stock        Additional
                                                                                                  Paid-In         Retained
                                                  Shares       Amount     Shares      Amount      Capital        (Deficit)
                                                  ------       ------     ------      ------      -------        ---------
BALANCE, DECEMBER 31, 1998                          557        $ 557      11,489     $ 1,149      $ 27,002      $ (23,879)

Comprehensive income:
   Net income (loss)                                                                                              (36,466)
   Other comprehensive income (loss)

Comprehensive income

Issuance of common stock                                                      25           2           267
Stock options and warrants exercised                                         873          87         5,589
Increase in net assets in HealthAxis.com, Inc.                                                       5,669

Warrants issued                                                                                      2,364
Conversion of Preferred Stock                      (557)        (557)        557          56           501
Cash dividends declared on preferred stock                                                                            (70)
                                                   ----        -----      ------     -------      --------      ---------
BALANCE, SEPTEMBER 30, 1999                           0        $   0      12,944     $ 1,294      $ 41,392      $ (60,415)



                                                   Accumulated
                                                      Other
                                                  Comprehensive
                                                  Income (Loss)      Total
                                                  -------------      -----
BALANCE, DECEMBER 31, 1998                            $ 666       $  5,495

Comprehensive income:
   Net income (loss)                                               (36,466)
   Other comprehensive income (loss)                   (627)
                                                                      (627)
                                                                  ---------
Comprehensive income                                               (37,093)
                                                                  ---------
Issuance of common stock                                               269
Stock options and warrants exercised                                 5,676
Increase in net assets in HealthAxis.com, Inc.                       5,669

Warrants issued                                                      2,364
Conversion of Preferred Stock                                            0
Cash dividends declared on preferred stock                             (70)
                                                      -----       --------
BALANCE, SEPTEMBER 30, 1999                           $  39       $(17,690)





                 See notes to consolidated financial statements.


                               Page 6 of 35 Pages

                 Provident American Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                                                       9 Months Ended September 30,
                                                                                        1999                   1998
                                                                                      --------               -------
Cash flows from operating activities
     Net income (loss)                                                                $(36,466)              $(3,000)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                   9,599                   693
         Net realized (gain) on sale of subsidiary                                      (1,500)                 (264)
         Minority interest in net loss                                                  (2,188)               (4,000)
         Decrease (increase) in:
              Property & equipment                                                       2,022                     -
              Premium due and uncollected, unearned
                premium and premium received in advance                                    (61)               (1,030)
              Prepaid interactive marketing expense                                     (3,620)                    -
              Due to/from reinsurers                                                   (12,079)                  437
              Due from third party administrator                                         6,849                (7,220)
              Deferred policy acquisition costs, net                                     2,106                (3,144)
              Accrued investment income                                                    191                   116
              Other assets, current and deferred income
                taxes and other liabilities                                                399                (2,933)
              Accrued commissions and expenses                                           1,267                (1,018)
              Unearned ceding commissions and interest                                     450                     -
              Deferred loss on the sale of PILIC                                         6,636                     -
              Future policy benefits and claims                                        (13,126)                2,091
                                                                                      --------               -------

     Net cash used in operating activities                                             (39,521)              (19,272)
                                                                                      --------               -------

Cash flows from investing activities
     Purchases of bonds                                                                      -                (2,674)
     Purchases of equity securities                                                          -                   (85)
     Sale of bonds                                                                       6,542                 5,943
     Sale of subsidiary                                                                      -                 4,000
     Sale of investment in real estate                                                       -                 1,154
     Maturity of investments and loans                                                      43                    27
     Loans to officer, director and shareholder                                          1,328                   (63)
     Purchase of HealthAxis stock                                                       (8,203)                    -
     Purchases of property and equipment                                                (1,654)               (1,747)
                                                                                      --------               -------
     Net cash provided by investing activities                                          (1,944)                6,555
                                                                                      --------               -------


                             Continued on next page.
                See notes to consolidated financial statements.


                               Page 7 of 35 Pages

                 Provident American Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)

                                                                                 9 Months Ended September 30,
                                                                                  1999                  1998
                                                                                -------               -------
Cash flows from financing activities
     Withdrawals from contractholder deposit funds                                 (400)                 (589)
     Repayments of loans payable                                                 (1,465)               (1,447)
     Issuance of convertible debenture                                           26,846                     -
     Issuance of common stock                                                         -                    92
     Issuance of convertible note                                                     -                 5,000
     Issuance of HealthAxis common stock                                          6,192                     -
     Issuance of HealthAxis preferred stock                                      12,171                     -
     Exercise of stock options                                                    6,168                     -
     Dividends paid on preferred and common stock                                   (70)                 (111)
                                                                                -------               -------
     Net cash from financing activities                                          49,442                 2,945
                                                                                -------               -------

     Increase (decrease) in cash and cash equivalents                             7,977                (9,772)
     Cash and cash equivalents, beginning of period                              26,185                16,767
                                                                                -------               -------
     Cash and cash equivalents, end of period                                   $34,162               $ 6,995
                                                                                -------               -------

Supplemental disclosure of cash flow information:
     Interest paid                                                              $   455               $   127

Non-cash investing activities
     Sale of subsidiaries                                                       $(9,476)                    -
     Capital lease obligations                                                      154                     -
     Income taxes (refunded), net                                                                     $(5,218)

Non-cash financing activities:
     Issuance of warrants                                                       $ 3,230               $ 1,135
     Exercise of options and warrants                                           $ 1,177                     -
     Repayment of loans payable                                                 $(2,400)                    -
     Issuance of HealthAxis.com, Inc. common stock                                    -               $ 5,107


                 See notes to consolidated financial statements.


                               Page 8 of 35 Pages

                 Provident American Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in thousands)

Note A - General

         The condensed consolidated financial statements have been prepared by Provident American Corporation and subsidiaries (the "Company" or "Provident") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

         Certain prior year amounts have been reclassified to conform with the current presentation.

         Provident American Corporation ("PAMCO") is a Pennsylvania corporation organized in 1982 and regulated as an insurance holding company by the states in which its wholly owned insurance company, Provident Indemnity Life Insurance Company ("PILIC"), is licensed. The operations of the Company are principally those of its majority-owned subsidiary HealthAxis.com, Inc. ("HealthAxis") and its Insurance Operations as defined herein.

         HealthAxis was formed on March 26, 1998 to sell insurance products on the Internet. HealthAxis is a subsidiary of Provident American Corporation, which owns 79.8% of HealthAxis' capital stock. PAMCO and HealthAxis were in the process of negotiating the terms of a merger whereby HealthAxis would be merged with and into HealthAxis Acquisition Corp., a wholly-owned subsidiary of Provident, and PAMCO would be the surviving publicly-traded company, with HealthAxis being a wholly owned subsidiary. On October 28, 1999 HealthAxis announced that discussions relating to the upstream merger with its parent have been put on hold pending the outcome of discussions with an undisclosed third party regarding a potential business combination. If the discussions result in a binding agreement regarding a business combination, it is expected that the transaction will be subject to various conditions and contingencies. In light of these recent developments Provident and HealthAxis have decided to suspend indefinitely their previously announced intention to merge until such time that both companies can reassess their strategic alternatives with greater clarity.


                               Page 9 of 35 Pages

         The Company's Insurance Operations are conducted through its wholly owned life insurance subsidiary PILIC and PILIC's subsidiaries which during 1996 through 1998 were Provident American Life and Health Insurance Company ("PALHIC"), Montgomery Management Corporation ("MMC") and NIA Corporation ("NIA"). Hereinafter PILIC and all of its subsidiaries are referred to as the Company's Insurance Operations. During 1998, the Company sold 80% of MMC's outstanding common stock and on December 31, 1998 sold 100% of the outstanding common stock of PALHIC and NIA. During the first quarter of 1999 the Company sold the remaining 20% of MMC's common stock. As described in Note K, the Company has entered into a definitive agreement to sell PILIC.

Note B - Losses and Uncertainties

         The Company has incurred costs to develop and enhance its technology, to create and introduce its website and to establish marketing, insurance carrier and claims administration relationships. As a result, the Company has incurred significant losses and expects to continue to incur losses on a quarterly and annual basis at least through the next 18 months. The Company currently intends to substantially increase its operating expenses as a result of its strategic alliances, to fund increased interactive sales and marketing, to enhance its existing web site and to fund increased salaries and other costs. Consequently, the Company expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its Internet-based health and life insurance business.

         During 1999, HealthAxis completed a private offering of approximately $8,800 of HealthAxis Series C Preferred Stock on March 30, 1999 (described in Note H), approximately $6,200 of HealthAxis Common Stock (described in Note F) on May 11, 1999, and approximately $4,000 of HealthAxis Series D Preferred Stock (described in Note I) on July 12, 1999. The net proceeds have been used to and are anticipated to be used to fund amounts due under HealthAxis' distribution agreements with America Online, Inc. ("AOL"), Lycos, Inc. ("Lycos"), CNet, Inc. ("CNet") and Snap! LLC ("Snap") and an Advertising Agreement with Yahoo! through the end of fiscal 1999 with the balance intended to be used by HealthAxis for its working capital and other general purposes. The Company believes that the above net proceeds together with its current cash and cash equivalents will be sufficient to fund HealthAxis' current operations through the first quarter of 2000. However, subsequent equity or debt financings will be necessary to enable the Company to fund amounts due to AOL in the event that HealthAxis elects to exercise its option to renew its agreement with AOL, payments to Lycos, CNet and Snap, future operations and continue to implement its current business strategies.

         The Company has incurred losses in its Insurance Operations during 1999 and in prior years and is pursuing the sale of PILIC as described in Note K. On September 15, 1999 the Company issued 2% Convertible Debentures ("Debentures") in the amount of $27,500 as described in Note J. The net proceeds have been used and are anticipated to be used for working capital and other general corporate purposes, including approximately $8,203 to purchase HealthAxis Common Stock as described in Note F, $14,700 to sell the Insurance Operations and retain the Company's home office and 445,916 shares of HealthAxis Series A Preferred Stock as described in Note K, thereby completing the Company's transition from insurance underwriter to an internet insurance agency.


                              Page 10 of 35 Pages

Note C - Changes in Web Alliances

         On April 14, 1999, the Company and CNet amended the Promotion Agreement dated June 14, 1998, as amended on November 13, 1998 (the "Amended Agreement") to, among other things, revise the current payment schedule, to remove Snap as a party to the agreement and enter into a separate agreement with Snap, as CNet and Snap are now separate entities. The Amended Agreement and the Snap Agreement extends the termination date of the initial term of the agreement to August 31, 2000; allocates the total number of monthly impressions between Snap and CNet; provides CNet and Snap with the ability to immediately terminate the Amended Agreement and Snap Agreement for nonpayment of fees due or to charge interest on all unpaid amounts at a rate of 1-1/2% per month; revises the exclusivity provisions of the Snap Agreement; and revises the payment schedule applicable to the optional term. Note D - Prepaid Interactive Marketing Expense

         During 1999, HealthAxis made payments aggregating $3,620 to AOL, Lycos, CNet, Snap and Yahoo!, $3,370 of which have been charged, to prepaid interactive marketing expense and $250 of which reduced accrued expenses. Included in Sales and marketing expense is amortization of prepaid interactive marketing expense of $9,367 consisting of exclusivity expense and impression advertising of $2,390 and $6,977, respectively for 1999.


Note E - HealthAxis Warrants Issued and Commitments in Connection with Alliance Agreements

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

         In July 1999, HealthAxis issued a warrant for 75,000 shares of HealthAxis Series D Preferred Stock at $14.50 per share with a five-year term in conjunction with a Strategic Alliance Agreement with Intel Corporation. Half of these warrants become exercisable in January 2000, with the remaining warrants becoming exercisable in July 2000.


                              Page 11 of 35 Pages

         HealthAxis has entered into an Interactive Marketing Agreement with AOL and promotional agreements with CNet, Snap and Lycos. In connection with these agreements HealthAxis has paid $15.5 million in cash and warrants as of September 30, 1999 and is required to pay additional amounts as described in Notes D, E, F and O to the Company's Consolidated Financial Statements for the period ended December 31, 1998.

         In August 1999, HealthAxis entered into an Advertising Agreement with Yahoo! for a campaign which began in September 1999 and ends on January 31st 2000. In connection with this agreement, the Company has paid, and recorded as prepaid marketing expense, $150 as of September 30, 1999 and is required to pay an additional $575 at a rate of $125 a month, with $75 due in January 2000.


Note F - Goodwill and Minority Interest in HealthAxis.com, Inc.

         The Company has accounted for the portion of HealthAxis owned by outside parties as Minority Interest in HealthAxis. The chart below identifies the equity ownership of HealthAxis Common Stock and quantifies the Company's majority interest and the minority interest in HealthAxis Common Stock.

                                         September 30, 1999                     December 31, 1998
                                   --------------------------------      --------------------------------
                                     Shares              Percentage        Shares              Percentage
                                   ----------            ----------      ----------            ----------
PAMCO                              15,222,395               90.9%        13,807,395                85.4%
Minority Interest                   1,516,416                9.1%         2,365,365                14.6%
                                   ----------              ------        ----------               ------
Total                              16,738,811              100.0%        16,172,760               100.0%
                                   ==========              ======        ==========               ======

         The aforementioned outstanding shares of HealthAxis Common Stock exclude options and warrants to purchase HealthAxis Common Stock and HealthAxis convertible preferred stock convertible into HealthAxis Common Stock.

         On May 11, 1999, HealthAxis completed a private placement of 516,051 shares of HealthAxis Common Stock to a group of accredited investors at $12 per share for an aggregate purchase price of $6,193, less issuance costs of $2. The net proceeds of $6,191, have and will be used by HealthAxis for working capital and other general corporate purposes, including marketing expenses, web site enhancements, salary expenses and advertising and promotional expenses. Investors purchasing HealthAxis Common Stock were provided with registration rights described in the Company's Form 8-K filed on May 14, 1999.

       On May 13, 1999, PAMCO entered into a Stock Purchase Agreement for the purchase of 1,415,000 shares of HealthAxis Common Stock from HealthPlan Services for $7,040 to close on or before June 30, 1999. PAMCO did not close on or before June 30, 1999 and paid HealthPlan Services a late fee of $100 to extend closing until July 30, 1999. If the closing did not occur by July 30, 1999, the Stock Purchase Agreement provided that the purchase price per share would increase by 8-1/2% per-month until closing, which closing was required to occur on or before November 1, 1999. PAMCO completed the purchase of these shares in November 1999 and paid an aggregate of $8,203 for such shares (including late fees). The Company has accounted for the excess of the purchase price over the reduction to minority interest as goodwill to be amortized straight-line over 3 years.


                              Page 12 of 35 Pages

         The Company has accounted for the 545,916 shares of HealthAxis cumulative preferred stock, par value $1 Series A ("Series A Preferred Stock") purchased by PILIC in 1998 for an aggregate consideration of $2,400, or $4.40 per share, as an investment in HealthAxis. The Series A Preferred Stock is convertible into HealthAxis Common Stock on a one for one basis, subject to adjustment. Each share of Series A Preferred Stock has the same voting rights as a share of HealthAxis Common Stock into which it is convertible and has certain preferences with respect to the payment of dividends and upon liquidation over HealthAxis Common Stock. See Note K regarding Series A Preferred Stock transferred in connection with the sale of PILIC.

         The Company has also accounted for the net proceeds of HealthAxis cumulative preferred stock, par value $1 Series B ("HealthAxis Series B Preferred Stock") as described in Note G, Series C ("HealthAxis Series C Preferred Stock") as described in Note H and Series D ("HealthAxis Series D Preferred Stock") as described in Note I as minority interest.

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

         Dividends. As of September 30, 1999, HealthAxis accrued $105 of unpaid dividends on Series B Preferred Stock. Prior to March 30, 1999, holders of the Series B Preferred Stock were entitled to cumulative dividends accruing from the date of issuance, as and if declared by the HealthAxis board of directors out of funds legally available therefor, at the annual rate of $.13 per share (subject to equitable adjustment to reflect stock splits, stock dividends, stock combinations, recapitalizations and similar occurrences).

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


                              Page 13 of 35 Pages

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

Note H - HealthAxis.com, Inc. Series C Cumulative Convertible Preferred Stock

         On March 30, 1999, HealthAxis issued 1,526,412 shares of HealthAxis Series C Preferred Stock to a group of accredited investors at $5.77 per share for an aggregate purchase price of $8,807, less issuance costs of $684 and the value of warrants to purchase HealthAxis common stock issued in connection with the issuance of HealthAxis Series C Preferred Stock to certain professional service firms valued at $278. The net proceeds of $8,123 have and will be used for working capital and other general corporate purposes, including marketing expenses, web site enhancements, salary expenses and advertising and promotional expenses of HealthAxis.

         The terms of the HealthAxis Series C Preferred Stock are described in the Company's Form 8-K filed on April 30, 1999.

Note I - HealthAxis.com, Inc. Series D Cumulative Convertible Preferred Stock

         On July 12, 1999, HealthAxis issued 333,334 shares of HealthAxis Series D Preferred Stock to Intel Corp at $12 per share for an aggregate purchase price of $4,000, less issuance costs of $40. The net proceeds of approximately $3,960, will be used for working capital and other general corporate purposes, including marketing expenses, web site enhancements, salary expenses and advertising and promotional expenses of HealthAxis.

         In connection with the HealthAxis Series D Offering, HealthAxis' Amended and Restated Articles of Incorporation were amended to authorize an additional 500,000 shares of HealthAxis Preferred Stock.

         The terms of the HealthAxis Series D Preferred Stock are described in the Company's Form 8-K filed July 26, 1999.


                              Page 14 of 35 Pages

Note J - Convertible Debentures

         On September 15, 1999 the Company issued 2% Convertible Debentures ("Debentures") in the amount of $27,500 due September 14, 2002. The Debentures bear interest at the rate of 2% per annum, payable in cash or equivalent value of the Company's Common Stock, semi annually on January 1 and July 1 (the "Interest Payment Date") of each year, beginning on January 1, 2000. Accrued, unpaid and past due amounts bear interest at the rate of 15% per annum (the "Default Rate"). Except with respect to overdue interest it is assumed that the Company will make all payments of interest in Common Stock, unless the Company notifies the holder in writing otherwise. The Debentures are convertible into the Company's Common Stock at a conversion price of $20.34 per share (the "Conversion Price"), which represented a 15% premium over the average of the closing price of $18.00 per share on September 13, 1999 and $17.375 per share on September 14, 1999. As part of the Transaction, the Company issued to the Purchasers warrants to purchase 202,802 shares of its Common Stock at an exercise price equal to the Conversion Price ($20.34 per share) (the "Warrants"). The Warrants have a term of five years, were valued at $2,317 and have been accounted for as a cost of issuing the Debentures. The cost of issuing the Debentures of $3,052 consisted of the value of the Warrants and other costs, which will be amortized over the anticipated life of the Debentures as interest expense.

         In a separate but related transaction Alvin H. Clemens, Chairman of the Company, among other things, has assigned to the Company options to purchase 202,802 shares of Common Stock. The net result of this assignment is that the number of Warrants issued to the purchasers of the Debentures is equal to the number of options retired by Mr. Clemens. Reference is made to Note N herein.

         The securities issued pursuant to this transaction are exempt from the registration requirements of the Securities Exchange Act of 1933 (the "Securities Act"), as provided under Rule 506 and under Section 4(2) of the Securities Act. As part of the transaction the Company executed a Registration Rights Agreement. The Company is required to file a Form S-3 Registration Statement to cover all Registrable Securities (as defined) to be made on a continuous basis pursuant to a "Shelf" registration statement under Rule 415 of the Securities Act. Subject to certain limitations the registration statement is to remain effective until four years from the date the registration statement is declared effective by the Securities and Exchange Commission. There is also a one time Underwritten Registration obligation. If at any time the Registrable Securities are not covered by an effective registration statement, and the Company files a registration statement relating to an offering of its equity securities, the Company is required to notify the holders of Registrable Securities of the filing and will use reasonable efforts to effect piggy-back registration of the Registrable Securities requested to be registered by the holder, subject to certain existing piggy-back rights. In the event the Company does not fulfill obligations under this agreement, it is subject to certain financial penalties.

         The terms of the transaction are described in the Company's Form 8-K filed on September 22, 1999.


                              Page 15 of 35 Pages

Note K - Sale of PILIC to AHC Acquisition Corporation

         On August 16, 1999 the Company entered into a definitive agreement (the "Stock Purchase Agreement") to sell its insurance subsidiary, PILIC, to Provident's Chairman, Alvin H. Clemens. Under the terms of the agreement, the Company will sell all of the issued and outstanding shares of the common stock of PILIC to AHC Acquisition, Inc. ("AHC"), a newly formed Pennsylvania business corporation, all of the stock of which is owned by Mr. Clemens. The transaction is subject to the approval of the boards of directors of all parties to the transaction (which has occurred), the shareholders of the Company, the Pennsylvania Department of Insurance, as well as the receipt by the Board of the Company of a fairness opinion. The First Amendment to Stock Purchase Agreement, executed on October 27, 1999, removed the requirement for the Company's shareholders to approve the transaction.

         The Board of Directors of the Company received the fairness opinion of Advest, Inc., a subsidiary of The Advest Group, Inc., dated October 20, 1999 (the "Fairness Opinion"). The Fairness Opinion cites the financial terms of the transaction, and notes that the PILIC shares proposed to be purchased by AHC will continue to be subject to the Stock Pledge Agreement dated December 29, 1998 by the Company in favor of Reassurance Company of Hannover. The Fairness Opinion further discusses the information which was reviewed in arriving at the Fairness Opinion, which includes a number of agreements between the Company and other persons, and various reports made by the Company on Forms 10-K and 10-Q for the calendar years 1997, 1998 and for the period ending June 30, 1999, together with statutory financial statements and related footnotes of PILIC for the years ended December 31, 1996, 1997, 1998, and the quarterly statement as of June 30, 1999. The Fairness Opinion concludes that the financial terms of the transaction are fair, from a financial point of view, to the Company and its shareholders.

         The terms of the Stock Purchase Agreement require the Company to purchase PILIC's home office building for $4.7 million and the Company to purchase 545,916 shares of HealthAxis Stock at a purchase price equal to $4.71 per share plus interest at the rate of 8% per annum thereon from the date of acquisition of such shares by PILIC through the date of such sale. The difference between the $14.7 million required payment amount and the sum of purchase price of the building and the HealthAxis Stock will be a capital contribution from the Company to PILIC to be paid at or before closing. In addition, the terms of the Stock Purchase Agreement require the Company to transfer 100,000 shares of the HealthAxis Stock to AHC together with registration rights previously granted to PILIC. The terms of the Stock Purchase Agreement further require the Company to assume all of PILIC's employees and related employee obligations and that PILIC shall have no employees at closing. The Company anticipates entering into an employee leasing arrangement with PILIC whereby PILIC will reimburse the Company for the Company's out of pocket employee costs related to services provided on PILIC's behalf. The Stock Purchase Agreement provides that any cost associated with the termination of certain executives along with certain taxes incurred by PILIC prior to the effective date in connection with any of the transactions contemplated in the Stock Purchase Agreement shall be borne by the Company. Pursuant to the Stock Purchase Agreement closing is to occur on or before December 31, 1999. The Stock Purchase Agreement further requires the Company to lease to PILIC office space, furniture and equipment for a period of up to one year at no cost.


                              Page 16 of 35 Pages

         The Stock Purchase Agreement includes various warranties, representations, covenants and conditions, including but not limited to certain non-compete and non-solicitation agreements with AHC regarding the future sale of health insurance products for a three-year period commencing on December 31, 1998 by licensed insurance agents of PILIC. Notwithstanding the foregoing, HealthAxis, and its affiliates (as defined therein) may freely solicit the sale of and distribute health and all other types of insurance products on behalf of any person or entity through Internet websites, or other means of electronic commerce, including but not limited to, sales of such products on behalf of PILIC or AHC pursuant to the Individual Medical Products Carrier Partner Agreement among PALHIC, and HealthAxis dated December 29, 1998 and the Carrier Partner Agreement among PALHIC and HealthAxis dated December 14, 1998.

         Upon the Company's fulfillment of its obligations to PILIC prior to the closing, together with the completion of the closing, the Company will have no liability with respect to PILIC's ongoing insurance business, capital and surplus, and business operations, except for the liability of the Company and its successors under the Company Guaranty Agreement with the Reassurance Company of Hannover ("RCH"), the Stock Pledge Agreement with RCH, the Provident American Life and Health Insurance Company ("PALHIC") Purchase Agreement together with the ceding commission liability recorded on the Company's books in connection with agreements with RCH and the Company's obligation to lease to PILIC office space, furniture and equipment.

         The Company has recorded a loss on the sale of subsidiary of $9,528 in connection with the sale of PILIC which includes a write-off of unamortized deferred policy acquisition costs, property and equipment, net of accumulated depreciation and certain other assets in the amount of $1,128 together with a deferred loss on the sale of PILIC liability from the sale of PILIC representing the required capital contribution and value of the Series A Preferred Stock transferred to AHC net of liabilities already recorded. The results of operations and the net assets or liabilities of the Insurance Operations will be reported as discontinued operations effective with obtaining the necessary regulatory approvals. The following table list assets and liabilities available for sale:

                                                                     UNAUDITED
Assets                                                            Sept. 30, 1999
Investments:                                                      --------------
   Securities available for sale                                      $24,136
   Policy loans                                                           558
   Other invested assets                                                  488
                                                                      -------
              Total Investments                                        25,182

Cash and cash equivalents                                               8,238
Accounts receivable from parent                                         7,425
Premiums due and uncollected                                              899
Amounts due from reinsurers                                            34,448
Accrued investment income                                                 229
Other assets                                                              549
                                                                      -------
              Total Assets                                            $76,970
                                                                      =======


                              Page 17 of 35 Pages

                                                                     UNAUDITED
                                                                  Sept. 30, 1999
Liabilities:                                                      --------------
Future policy benefits:
   Life                                                               $43,165
   Annuity and other                                                    4,273
Policy claims                                                          28,934
Other liabilities                                                         598
                                                                      -------
              Total Liabilities                                       $76,970
                                                                      =======


         No assurances can be given as to whether or not the transactions will be completed or the receipt of required regulatory approvals. If the Company does not receive all necessary required approvals, Stock Purchase Agreement and the sale of PILIC to AHC will be terminated.


Note L - Reinsurance and Deferred Acquisition Cost Impact on Benefits and
Expenses

         Accident and health policy benefits, commissions and other operating expenses are net of the following ceded reinsurance and deferred acquisition cost amounts:

                                                            3 Months Ended Sept. 30,              9 Months Ended Sept. 30,
                                                            1999                1998              1999                1998
                                                          -------             -------            -------             -------
Accident and health benefits
Gross before reinsurance ceded                            $21,227             $21,513            $56,185             $62,542
Less reinsurance ceded                                     19,862              11,872             52,248              31,025
                                                          -------             -------            -------             -------
Net of reinsurance                                        $ 1,365             $ 9,641            $ 3,937             $31,517
                                                          =======             =======            =======             =======

Commissions
Gross before reinsurance ceded                            $ 3,098             $ 1,895            $10,748             $16,778
Less reinsurance ceded                                      2,576                (766)             9,171               6,509
Less deferred acquisition costs                               (38)                839                313               3,124
                                                          -------             -------            -------             -------
Net                                                       $   560             $ 1,822            $ 1,264             $ 7,145
                                                          =======             =======            =======             =======

Other operating expenses
Gross before reinsurance ceded                            $ 7,040             $ 9,514            $15,552             $23,198
Less reinsurance ceded                                         19               1,458                 56               4,520
Less deferred acquisition costs                                 -                 468                 38               1,168
                                                          -------             -------            -------             -------
Net                                                       $ 7,021             $ 7,587            $15,458             $17,510
                                                          =======             =======            =======             =======

         Effective December 31, 1998, the Company and PILIC signed an agreement to reinsure 100% of its group medical and group life inforce business and sell the Company's group medical marketing, sales distribution rights and all of the outstanding capital stock of PALHIC to Central Reserve Life Insurance Company ("CRLC") (the "CRLC Agreement").


                              Page 18 of 35 Pages

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

         As security for PAMCO's guarantee, PAMCO executed a security agreement in favor of RCH secured by the stock of PILIC. This agreement provides that RCH will take ownership of PILIC if the Company defaults on its guarantee to RCH. PAMCO provided various affirmative covenants regarding corporate existence; compliance with laws; furnishing various notices to RCH; inspection and audit rights and insurance coverage. Additionally, PAMCO provided certain negative covenants with regard to selling, assigning, leasing or otherwise disposing of PAMCO or PILIC assets; entering into agreements materially and adversely effecting PAMCO's or PILIC's ability to carry on business; entering into an agreement materially and adversely effecting PAMCO or PILIC ability to perform obligations under the Guaranty, the reinsurance agreement with RCH, the Stock Purchase Agreement and other related agreements. There also exist various provisions regarding PAMCO or PILIC incurring or creating indebtedness or declaring dividends. As described in Note K, PAMCO's obligation to RCH remains after PILIC's sale.

         Under the CRLC Agreement, PILIC has the right to assume new business written by PILIC's agents for five years after the effective date of the CRLC Agreement. The Company has determined not to assume any business from CRLC.

         During the first quarter of 1999, the Company decided to cease its participation via assumption reinsurance of stop loss business administered by MMC.


                              Page 19 of 35 Pages

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

Note M - Settlement Agreement with HPS

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


                              Page 20 of 35 Pages

         Commitment to pay outstanding HPS service fees to HPS: In conjunction with the sale of MMC described above, PAMCO entered into a settlement agreement to resolve a number of disputes that had arisen between the Company and HPS relative to HPS' performance of administrative services under the HPS Outsourcing Agreement of the now ceded block of Provident health business. The companies agreed to settle all differences and claims related to the HPS Outsourcing Agreement and certain actions taken by HealthAxis regarding HealthAxis' obligations under certain agreements between the parties. Also in accordance with the terms of the settlement agreement, HPS exercised a warrant granted in 1998 in connection with the HPS E-commerce Agreement, and purchased 100,000 shares of the common stock of PAMCO for a purchase price of $900. The purchase price was paid by a set off of a like amount against the service fees owed by the Company to HPS. The Company paid the remaining balance of the services fees owed to HPS in the amount of $1,267 to HPS on June 30, 1999, whereupon the Company's obligation to pay service fees was terminated.

Note N -Letter Agreement between the Company and Alvin H. Clemens

         On September 9, 1999, the Company and Mr. Clemens, the Company's Chairman, entered into an agreement whereby Mr. Clemens agreed to convert his Series A Preferred Stock, amend his agreement to purchase 550,000 shares of the Company's Series A Preferred Stock in exchange for an option to purchase the Company's Common Stock, released all right, title and interest to options to purchase 202,802 shares of the Company's Common Stock and a 1997 agreement to grant options to Mr. Clemens to purchase shares of the Company's Series A Preferred Stock successively upon each exercise by Mr. Clemens of his existing option and each subsequently granted option to purchase shares of Series A Preferred Stock from time-to-time. The exercise prices of the options to purchase Common Stock range from $3.64 to $8.75 per share and have a weighted average price per share of $4.56. In consideration of the aforementioned the Company paid Mr. Clemens $650 which was accounted for as compensation expense.

Note O - Segment Information

         The Company's operating segments are: HealthAxis, Insurance Operations and PAMCO. PAMCO includes investment income, interest expense and general expenses relating to corporate operations not allocated to the other segments and amortization of goodwill. Allocations of investment income, interest expense and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, commissions and other income. Transactions between reportable operating segments are accounted for under respective agreements, which are generally at cost. Financial information by operating segment for revenues, income before federal income taxes and minority interests, and identifiable assets is summarized as follows:


                              Page 21 of 35 Pages

                                                            3 Months Ended Sept. 30,              9 Months Ended Sept. 30,
                                                           1999                1998              1999                1998
                                                         --------            -------           --------             -------
Revenues
HealthAxis                                               $     84            $     -           $    125             $     -
Insurance Operations                                       (6,844)            18,489                734              59,945
PAMCO                                                          29                 22                 29                  66
                                                         --------            -------           --------             -------
     Total                                               $ (6,731)           $18,511           $    888             $60,011
                                                         ========            =======           ========             =======

Pre-tax income
HealthAxis                                               $ (8,990)           $(2,207)           (18,847)            $(3,175)
Insurance Operations                                      (13,717)            (1,183)           (17,883)                554
PAMCO                                                        (849)              (891)            (1,903)             (1,329)
                                                         --------            -------           --------             -------
     Total                                               $(23,556)           $(4,281)          $(38,633)            $(3,950)
                                                         =========           =======           ========             =======


                                                                    September 30,1999          December 31, 1998
                                                                    -----------------          -----------------
Assets
HealthAxis                                                              $ 15,947                    $ 14,876
Insurance Operations                                                      76,970                      96,935
PAMCO                                                                     32,331                       4,878
                                                                        --------                    --------
     Total                                                              $125,248                    $116,689
                                                                        ========                    ========


Note P - Investment Considerations

         In analyzing whether to make, or continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, a copy of which can be obtained from the Company.

Note Q - Forward-looking Statements

         The information contained in the Quarterly Report on form 10-Q for the quarter ended September 30, 1999 contains forward-looking statements (as such term is defined under Section 21E of the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends, management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

       Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors are discussed in the Company's Annual Report on Form on 10-K/A for the year ended December 31, 1998.


                              Page 22 of 35 Pages

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

         During the second quarter of 1999 the Company announced that it was pursuing the sale of its Insurance Operations. As described in Note K of the Notes to Financial Statements, the Company has entered into a definitive agreement to sell PILIC.

         HealthAxis is an Internet-based distributor of health insurance products. The Company believes it is the first fully transaction-enabled direct distributor of individual and small group health insurance products. Currently HealthAxis markets individual coverage in 22 states and short term and student medical insurance in 43 states, with nationwide coverage planned. HealthAxis anticipates offering a full range of health and life insurance products for individuals and small groups, including policies for prescription drugs, vision care, dental coverage, critical care, long-term care, long term disability and life insurance. HealthAxis is building a nationwide product portfolio through sourcing relationships with leading insurance companies ("Carrier Partners"), including the following: Aetna, Aegon, WellPoint Health Networks, Fortis, UICI and Security Life, among others. The Company anticipates that HealthAxis will enter into additional agreements with other insurance companies. HealthAxis markets to consumers through its website (www.healthaxis.com), strategically selected Internet properties, Yahoo! and Snap and through the following with which HealthAxis possesses exclusive marketing rights: AOL, Lycos and CNet.

         On December 3, 1998, HealthAxis commenced a launch of its operational web site with distribution principally via the AOL relationship. The Company expanded its online reach with the commencement of additional distribution on Lycos in May 1999 and CNet and Snap in June 1999.


                              Page 23 of 35 Pages

         HealthAxis has experienced an increase in revenues during 1999 due to increased traffic, additional products and website enhancements. In August 1999, HealthAxis launched its second Carrier Partner, Fortis, adding two additional products to the website. The Company anticipates launching two additional Carrier Partners' products on its website during the fourth quarter of 1999. Additional Carrier Partners and the Company's initial offering of small group products are anticipated to be added during the first half of 2000. The Company expects to expand its Carrier Partner relationships to be able to offer a choice of carriers in each market. As additional Carrier Partners and products become available on the site, the Company anticipates revenues to increase.

         The Company had previously disclosed that it intended to engage in a business combination involving HealthAxis by the end of fiscal 1999. PAMCO and HealthAxis were in the process of negotiating the terms of a merger whereby HealthAxis would be merged with and into HealthAxis Acquisition Corp., a wholly-owned subsidiary of Provident, and PAMCO would be the surviving publicly-traded company, with HealthAxis being a wholly owned subsidiary. On October 28, 1999 HealthAxis announced that discussions relating to the upstream merger with its parent have been put on hold pending the outcome of discussions with an undisclosed third party regarding a potential business combination. If the discussions result in a binding agreement regarding a business combination, it is expected that the transaction will be subject to various conditions and contingencies. In light of these recent developments Provident and HealthAxis have decided to suspend indefinitely their previously announced intention to merge until such time that both companies can reassess their strategic alternatives with greater clarity.

Results of Operations

         For the three months ended September 30, 1999 ("the current quarter") the net (loss) applicable to Common Stock was ($23.1 million) or ($1.85) per diluted share compared to a net (loss) of ($3.4 million) or ($0.33) per diluted share for three months ended September 30, 1998 ("the same period last year"). The Company's net loss was the result of a realized loss on the sale of PILIC of $9.5 million as described in Note K of the Notes to Financial Statements and increased expenses in both HealthAxis and the Insurance Operations.

         After the closing on the sale of PILIC, the Company will no longer have premium revenue, death and other policy benefits, commissions, net of ceding allowance and deferred acquisition costs and amortization of deferred acquisition costs. The Company will experience a reduction in net investment income and other operating expenses, net of ceding allowances and deferred acquisition costs.

         Accident and health gross premium was $21.8 million for the current quarter compared to $28.3 million for the same period last year. Accident and health ceded premium was $21 million for the current quarter compared to $12.7 million for the same period last year. As a result of the transactions with CRLC and RCH, the Company experienced a substantial decline in net earned premium in comparison to 1998. Effective in 1999, the Company has ceded 100% of the Company's small group and managed care premium to RCH. During the first quarter, the Company also decided to cease its participation via assumption reinsurance of stop loss business administered by MMC. The Company has also determined not to assume any business from CRLC.


                              Page 24 of 35 Pages

         Life and annuity premium, gross of $1.5 million for the current quarter declined from $1.9 million for the same period last year due to reduced pre-need premium. Life and annuity reinsurance ceded of $0.3 million increased from the same period last year as a result of the transactions with CRLC and RCH.

         Net investment income of $0.7 million in the current quarter decreased from $0.9 million in the same period last year as a result of reduced bond and short-term investment balances.

         Accident and health, net of reinsurance expense of $1.4 million in the current quarter decreased from $9.6 million in the same period last year as a result of the transactions with CRLC and RCH, offset by greater than anticipated claims experience on the Company's one life group medical business.

        Commissions, net of ceding allowance and deferred acquisition costs of $0.6 million in the current quarter decreased from $1.8 million in the same period last year as a result of the transactions with CRLC and RCH.

         Other operating expenses, net of ceding allowance and deferred acquisition costs of $7.0 million for the current quarter decreased from $7.6 million in the same period last year primarily due to lower expenses in the Company's Insurance Operations as a result of the transactions with CRLC and RCH partially offset by an allowance for the Insurance Operations uncollectable receivables and $2.2 million of higher expense associated with HealthAxis due primarily to employee and recruiting expenses related to software engineering, carrier integration, website enhancements, and general operations. To support the HealthAxis business strategy, operating and development expenses will increase as more carriers and products are integrated and website enhancements are made.

         Interactive sales and marketing expense of $5.7 million for the current quarter increased from $0.8 million in the same period last year due primarily to the amortization of HealthAxis' interactive marketing agreements based on the number of impressions received by the website. Interactive marketing amortization was $4.4 million for the current quarter. During the third quarter, HealthAxis purchased impressions for $0.3 million from strategically selected Internet properties. In addition, HealthAxis employee and recruiting expense increased. The Company expects the impression amortization to increase as additional carriers and products are introduced to the website. The number of personnel and the amount spent on advertising through on-line and traditional advertising will also increase in order to promote the HealthAxis' Internet products.

         For the nine months ended September 30, 1999 ("1999") the net (loss) applicable to common stock was ($36.5) million or ($3.04) per diluted share compared to net (loss) of ($3.1) million or ($0.31) per diluted share for nine months ended September 30, 1998 ("1998"). The Company's net loss was the result of a realized loss on the sale of PILIC as described in Note K of the Notes to Financial Statements and increased expenses in both HealthAxis and the Insurance Operations. The Company's results also included gains on the sale of MMC's common stock in 1999 and 1998 as described in Note L of the Notes to the Financial Statements.


                              Page 25 of 35 Pages

         Accident and health gross premium was $71.1 million for 1999 compared to $84.1 million for 1998. Accident and health ceded premium was $68.8 million for 1999 compared to $37.6 million for 1998. As a result of the transactions with CRLC and RCH, the Company experienced a substantial decline in net earned premium in comparison to 1998.

         Life and annuity premium, gross of $4.9 million for 1999 declined from $6.5 million for 1998 due to reduced pre-need premium. Life and annuity reinsurance ceded of $1.1 million increased from 1998 as a result of the transactions with CRLC and RCH.

         Realized loss on the sale of subsidiary in 1999 consisted of a $9.5 million loss on the sale of PILIC less a $1.5 million gain on the sale of MMC as described in Notes K and L, respectively, of the Notes to Financial Statements.

         Accident and health, net of reinsurance expense of $3.9 million in 1999 decreased from $31.5 million in 1998 as a result of the transactions with CRLC and RCH offset by greater than anticipated claims experience on the Company's one life group medical business.

         Commissions, net of ceding allowance and deferred acquisition costs of $1.3 million for 1999 decreased from $7.1 million in 1998 as a result of the transactions with CRLC and RCH.

         Other operating expenses, net of ceding allowance and deferred acquisition costs of $15.5 million for 1999 decreased from $17.5 million in 1998 primarily due to lower expenses in the Company's Insurance Operations as a result of the transactions with CRLC and RCH partially offset by an allowance for the Insurance Operations uncollectable receivables and $5.5 million of higher expense associated with HealthAxis due primarily to employee and recruiting expenses related to software engineering, carrier integration, website enhancements, and general operations.

         Interactive sales and marketing expense of $12.1 million for 1999 increased from $1.4 million in 1998 due primarily to the amortization of HealthAxis' interactive marketing agreements based on the number of impressions received by the website. Interactive marketing amortization was $9.4 million for 1999 and $0.8 million in 1998. In addition, HealthAxis employee and recruiting expense increased.

Liquidity and Capital Resources

         A major objective of the Company is to maintain sufficient liquidity to fund growth, fulfill statutory requirements and meet all cash requirements with cash and short term equivalents plus funds generated from operating cash flow.


                              Page 26 of 35 Pages

         During 1998, the Company's liquidity requirements were primarily created and met by PILIC and PALHIC, along with the sale proceeds of MMC, PALHIC, and NIA. During 1998 the primary sources of cash for the Insurance Operations were premiums, investment income and investment sales and maturities. During 1998 the primary uses of cash for the Insurance Operations were benefit payments to insureds, operating costs including policy acquisition costs and investment purchases. The primary sources of cash for HealthAxis were funds from the issuance of debt and equity securities to outside parties and to PILIC. The primary uses of cash for HealthAxis were operating costs and payments to AOL, Lycos, Snap and CNet.

         During 1999, the Company's liquidity requirements will be primarily created and met by HealthAxis and PAMCO through the private placement of debt and equity securities along with the sale of short and intermediate term interest-bearing marketable securities in PILIC and, to a lesser degree, individual life premiums, investment income and commissions and administrative fees. The primary uses of cash for the Insurance Operations were claim payments and associated general expenses related to the 1998 claim run-off, which have been established as claim reserves, and life benefit payments to insureds and life operating costs. The primary uses of cash for HealthAxis are operating costs and payments to AOL, Lycos, Snap and CNet.

         Cash and investments carried at market value at September 30, 1999 amounted to $59.3 million. This included $24.1 million of bonds issued by the U.S. Government, government agencies, public utilities and other corporations, $1.0 million invested in policy loans and other invested assets and $34.2 million in cash and cash equivalents. Bonds are investment grade securities with fixed incomes ranging in maturity from one to 30 years. The gross average yield on fixed income bonds as of September 30, 1999 and December 31, 1998 was 6.4% and 6.3%, respectively. All bonds are considered to be "available for sale". The Company and its subsidiaries do not invest in high-yield debt instruments, defined as securities below investment grade with interest rates or yields significantly above market rates nor does the Company invest in derivatives or hedging in financial instruments.

         Net cash used in operating activities of $39.5 million in 1999 was primarily the result of claim payments to policyholders, in particular health claim payments related to the 1998 claim run-off of group medical business, interactive sales and marketing expenses related to HealthAxis and other operating expenses.

         During 1999 HealthAxis made the final payment of $1.5 million to AOL under the initial term of Second Amendment to the Amended and Restated Interactive Marketing Agreement with AOL. Additionally, HealthAxis paid $2.1 million to other Internet partners. Payments to Internet partners are included in prepaid interactive marketing expense.

         Amounts due from reinsurers increased primarily due to delays in the collection of amounts due under PILIC's 1998 Quota Share arrangements.

         In connection with the Company's outsourcing with HPS, the Company received premiums, net of commissions, HPS fees and certain out of pocket expenses monthly on or before the 15th of the following month. The $6.8 million change in amounts due from a third party administrator represented December 1998's net cash settlement collected from HPS in January 1999.


                              Page 27 of 35 Pages

         Future policy benefits and claims of $13.1 million related primarily to the payment of claims incurred prior to 1999 for the Company's group medical and group life business. Premiums, claims and expenses incurred on or after January 1, 1999 are 100% ceded to RCH, but the Company retains the liability to pay the claims incurred prior to 1999.

         Non-cash repayment of notes payable represented $1.5 million of consideration for the Company's sale of MMC Common Stock and for HPS' exercise of its warrant obtained in 1998 in connection with the HPS E-Commerce Agreement to purchase 100,000 shares of PAMCO Common Stock for $900 as described in Note K of the Notes to Financial Statements. Non cash issuance of warrants relates to HealthAxis as described in Notes E, H and J of the Notes to Financial Statements.

         The statutory capital and surplus of PILIC was $3.5 million at September 30, 1999, which is $3.5 million below Company Action Level Risk Based Capital ("RBC") but above Authorized Control Level RBC as calculated at December 31, 1998. The statutory capital and surplus of PILIC, was $4.8 million at December 31, 1998. At December 31, 1998, PILIC calculated its RBC utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate that PILIC's adjusted capital of $5.3 million exceeded Regulatory Action Level but was below Company Action Level as of December 31, 1998. The RBC formula estimates RBC based on a variety of historical data including 1998 net earned premium. Accordingly, PILIC's year end 1998 RBC calculation included approximately $4.8 million of RBC related to PILIC's one life group health and group life business 100% ceded to RCH effective January 1, 1999. PILIC's 1999 RBC calculation, once calculated for 1999, will be based on 1999 net written premium excluding the business 100% ceded to RCH. In concept, Risk Based Capital standards are designed to measure the acceptable amounts of capital an insurer should have based on inherent and specific risks of the insurers business. This formula is a primary measurement as to the adequacy of total capital and surplus of life insurance companies. Since PILIC failed to meet its RBC requirement as of December 31, 1998 it is subject to regulatory action. Several Departments of Insurance have requested that PILIC submit a Risk Based Capital Plan ("RBC Plan") because PILIC's adjusted capital of $5.3 million was below Company Action Level as of December 31, 1998. The goal of PILIC's RBC Plan is for PILIC's adjusted statutory capital and surplus level to exceed PILIC's Company Action Level RBC. PILIC has requested regulatory approval for the sale of 545,915 shares of HealthAxis.com, Inc. Series A Preferred Stock owned by PILIC for $2.8 and a capital contribution from PAMCO in the amount of $7.2 million as described in Note K. The Company anticipates that upon the completion of the sale of PILIC to AHC, the Company will not have any liability with respect to the ongoing insurance, capital and surplus, and business operations of PILIC. The Company also anticipates that upon the completion of the closing that the statutory capital and surplus of PILIC will exceed PILIC's Company Action Level RBC at December 31, 1999. Insurers failing to meet their RBC requirement may be subject to scrutiny by its domiciled insurance department and other insurance departments, which the insurer does business in, and, ultimately, the rehabilitation or liquidation of PILIC.

         During 1999 PILIC did not meet certain minimum capital and surplus requirements in the states of Florida, Virginia and South Carolina and has been directed to cease writing new business in those states. Existing inforce policies in those states are not affected. The Company does not anticipate that this will have a material impact on the Company in light of the Company's plans to sell PILIC.


                               Page 28 of 35 Pages

         Administrative rules and legal restrictions of state insurance departments presently prevent payment of dividends by PILIC to PAMCO without regulatory approval. Payment of dividends paid by HealthAxis to PAMCO is subject to restrictions set for in the Certificate of Designation related to HealthAxis Series A, B, C and D Convertible Preferred Stock. PAMCO and PILIC are also restricted from paying dividends as described in Note L of the Notes to Financial Statements. PAMCO, PILIC and HealthAxis do not anticipate paying cash dividends on Common Stock or on any class of HealthAxis preferred stock in the foreseeable future.

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

         Inflation has significantly increased the cost of health care. The adequacy of premium rates in relation to the level of health claims is constantly monitored and, where appropriate, premium rates on such policies, when appropriate, are increased as policy benefits increase. Failure to make such increases commensurate with health care cost increases may result in a loss from the Insurance Operations.

         The Company's pre-need products include periodic adjustments to the face amount of the policy for increases in the consumer price index.

Expenditures and Commitments

         During September 1999 PAMCO paid HPS $7,638 to purchase 1,415,000 shares of HealthAxis common stock as described in Note F. PAMCO has agreed to pay HPS an additional $375 to complete the transaction. In consideration for PILIC's release of claims against HPS in the amount of $190 owed from HPS to PILIC, PAMCO agreed to pay PILIC $190. PAMCO anticipates both payments will occur in 1999.

         As described in Note K of the Notes to Financial Statements, PAMCO entered into a definitive agreement to sell all of the outstanding shares of the common stock of PILIC to AHC Acquisition, Inc. ("AHC"), a newly formed Pennsylvania business corporation, which is owned by Alvin H. Clemens, the Company's Chairman of the Board of Directors. The Agreement calls for PAMCO, at or prior to closing, to pay $14,700 to PILIC for the purchase of PILIC's home office building, the purchase of 545,915 shares of HealthAxis.com, Inc. Series A Preferred Stock and a capital contribution. In addition, PAMCO will transfer to AHC 100,000 of Series A Convertible Preferred Stock of HealthAxis.com, Inc. in connection with the obligations assumed by AHC at the closing. PAMCO anticipates using a portion of the net proceeds from the issuance of convertible debentures described in Note J of the Notes to Financial Statements to fund its obligations to PILIC and AHC.


                              Page 29 of 35 Pages

         During the nine months ended September 30, 1999, HealthAxis completed three private placement offerings, which provided approximately $18.4 million of cash as described in Notes F, H and I of the Notes to Financial Statements. The net proceeds have been and are anticipated to be used to fund amounts due under the Company's distribution agreements with AOL, Lycos, Cnet, Snap and Yahoo! through the end of fiscal 1999, and the balance is intended to be used by HealthAxis for its working capital and other general purposes. The Company believes that the above net proceeds together with its current cash and cash equivalents will be sufficient to fund HealthAxis' current operations through the first quarter of 2000. However, subsequent equity or debt financings will be necessary to enable the Company to fund amounts due to AOL in the event that HealthAxis elects to exercise its option to renew its agreement with AOL, payments to Lycos, CNet and Snap, future operations and continue to implement its current business strategies.

         The Company has no material commitments for capital expenditures at September 30, 1999 but expects such expenditures to total approximately $2.2 million in 1999. Such expenditures will primarily be for equipment, software, furniture and building improvements. The Company purchased $1.6 million of property and equipment during the nine months ended September 30, 1999.

         HealthAxis has entered into an Interactive Marketing Agreement with AOL and promotional agreements with CNet, Snap and Lycos. In connection with these agreements, the Company has paid $15.5 million in cash and warrants as of September 30, 1999 and is required to pay additional amounts as described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 in Notes F, G, H and AA to the Company's Consolidated Financial Statements for the year ended December 31, 1998.

         In August 1999, HealthAxis entered into an Advertising Agreement with Yahoo!. In connection with this agreement, the Company has paid $150 as of September 30, 1999 and is required to pay an additional $575 as described in Note E to the Company's Consolidated Financial Statements for the period ending September 30, 1999.

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


                               Page 30 of 35 Pages

         The Company utilizes various computer software programs, operating systems and vendors whose software programs and communication links ("Computer Systems") are used in the Company's Insurance Operations and HealthAxis. For the Company's Insurance Operations these Computer Systems include health insurance administration provided by HPS, life insurance administration, health claims discount repricing provided by First Health Group along with financial accounting and actuarial systems. For HealthAxis, these Computer Systems include the www.healthaxis.com web site, links to AOL along with the AOL online network, links to Lycos, CNET, Snap, Yahoo!, Carrier Partners, HPS, First Health Group, along with HealthAxis' data warehouse. To the extent that the Company's Computer Systems contain source codes that are unable to appropriately interpret the Year 2000 then some level of modification, or even replacement of such applications may be necessary. The result of these Year 2000 issues may, if not corrected, have a significant negative impact on the Company's business.

         HealthAxis has established a task force to assess its systems to determine whether they correctly define the Year 2000 and to determine the extent to which the systems of its suppliers, Internet partners, Carrier Partners and other business partners (insofar as they are material to HealthAxis' business) are subject to the Year 2000 issue. Although HealthAxis completed this assessment in November 1999 and has performed remedial procedures, the Company is currently unable to predict the extent to which the Year 2000 issue will affect its operations or the extent to which it would be vulnerable to Year 2000 issues affecting its business partners failure to remediate any Year 2000 issues on a timely basis. The failure of a business partner to convert systems on a timely basis, in a manner that is compatible with HealthAxis' systems, could have a material adverse effect on the Company. HealthAxis does not have a contingency plan in place in the event that it or any third party in which it engages in business is not Year 2000 compliant. In addition, policy purchases are made with credit cards, and HealthAxis' operations may be materially adversely affected to the extent its customers are unable to use credit cards due to the Year 2000 issues that are not rectified by the credit card issuers

         To date, the Company has eliminated its health administration system by outsourcing health administration and claims processing to HPS effective February 1998 and assigning responsibility of the oversight of HPS' health administration and claims processing along with the Company's former health agent and underwriting computer systems to CRLC effective December 31, 1998.

         To date, the Company has experienced very few Year 2000 problems with those problems centering on life administration processing. The cost of programming changes as of September 30, 1999 was less than $132. As described in Note K of the Notes to Financial Statements, the Company is in the process of pursuing the reinsurance of its life insurance inforce and the sale of PILIC prior to year-end. If the Company does not sell its life inforce business it will need to pursue alternatives including the modification of its life administration system at a cost yet to be estimated or the effective replacement of the system by outsourcing the life system at an estimated incremental annual cost of approximately $300 per year and a one time conversion cost of approximately $300. There are also business and financial risks associated with the Company's Year 2000 exposure relating to its life administration system in that the Company may not be able to transfer the administration of the business to a Y2K compliant system prior to encountering Y2K problems.


                               Page 31 of 35 Pages

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

Recent Sales of Unregistered Securities

         The issuance of securities described below were made pursuant to exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sales did not involve a public offering. As a result, such securities are subject to restrictions on transfer. During the nine months ended September 30, 1999, the Company entered into the following sales of unregistered securities of which all dollar amounts are in whole dollars:

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

         In May 1999 HealthAxis entered into a Strategic Alliance Agreement with First Health Group Corp. ("First Health"), pursuant to which HealthAxis issued a warrant to First Health for 50,000 shares of HealthAxis common stock at $20.00 per share, with a three-year term. See in Note E to the Consolidated Financial Statements included herein for a further explanation.


                               Page 32 of 35 Pages

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

         In July 1999 HealthAxis completed a private placement of 333,334 shares of HealthAxis Series D Preferred Stock issued to Intel Corp at $12 per share for an aggregate purchase price of $4,000. See in Note I to the Consolidated Financial Statements included herein for a further explanation.

         In September 1999 PAMCO completed a private placement of Convertible Debentures in the amount of $27,500,000 due September 14, 2002. See in Note J to the Consolidated Financial Statements included herein for a further explanation.


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

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits:

               (1) First Amendment To Stock Purchase Agreement between the
                   Company and ACH Acquisition, Inc. dated October 27, 1999

           (b) Reports on Form 8-K:

               (1) Item 5 regarding a Stock Purchase Agreement to sell
                   Provident Indemnity Life Insurance Company by the Company to AHC Acquisition, Inc., filed August 27, 1999.

               (2) Item 5 regarding the $27.5 million private placement
                   completed by the Company, filed September 22, 1999.



                               Page 34 of 35 Pages

                                    Signature


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                       Provident American Corporation



                       By: /s/ Michael Ashker
                       ---------------------------------------------------------
                       Michael Ashker, President and Chief Executive Officer



                       By: /s/ Francis L. Gillan III
                       ---------------------------------------------------------
                       Francis L. Gillan III, Chief Financial Officer, Principal Accounting Officer and Treasurer






Date:  November 15, 1999


                              Page 35 of 35 Pages