Form 10-Q/A
period 1999-09-30
HEALTHAXIS INC
filed 2000-02-09
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended. . . . . . . . . . . . . . .September 30, 1999

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    For the transition period from. . . . . . . . . . . to. . . . . . . . .

      Commission file number. . . . . . . . . . . . . . . . . . . . 0-13591


                                 HealthAxis Inc.
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                         23-2214195
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

               2500 DeKalb Pike, East Norriton, Pennsylvania 19401
                    (Address of principal executive offices)
                                   (Zip Code)

       Registrant's telephone number, including area code: (610) 279-2500

                         Provident American Corporation
                2500 DeKalb Pike, Norristown, Pennsylvania 19401

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

                               Page 1 of 36 Pages

                                 HEALTHAXIS INC.

The Company is amending its Form 10-Q filed on November 15, 1999 to adopt discontinued operations presentation for the Company's Insurance Operations sold on November 30, 1999 and other subsequent events as described in Notes K and R to the financial statements herein.

                                      INDEX

                                                                                      Page No.
                                                                                      --------
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Statements of Operations                                           3

         Consolidated Balance Sheets                                                    4-5

         Consolidated Statements of Changes in Stockholders' Equity                      6

         Consolidated Statements of Cash Flows                                          7-8

         Notes to Condensed Consolidated Financial Statements                          9-25

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                                         26-33

         Recent Sales of Unregistered Securities                                       33-34

Part II. OTHER INFORMATION

         Items 1- 5                                                                     35

         Reports on Form 8-K                                                            35

SIGNATURES                                                                              36

Exhibit 11

Exhibit 27


                               Page 2 of 36 Pages

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

                        HealthAxis Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
             (Dollars in thousands, except share and per share data)

                                                                       3 Months Ended September 30,     9 Months Ended September 30,
                                                                             1999            1998            1999           1998
                                                                       --------------    -------------  -------------- -------------
Revenue:
     Interactive commission and fee revenue                              $       84     $        -       $      125     $        -
     Interest and other revenue                                                 136             22              240             66
                                                                         ----------     ----------       ----------     ----------
         Total revenue                                                          220             22              365             66

Expenses:
     Operating and development                                                2,550            201            4,580            273
     Sales and marketing                                                      5,665            814           12,100          1,425
     General and administrative                                               1,637          1,907            3,762          2,402
     Amortization of Goodwill                                                   108              -              108              -
     Interest expense                                                           304            198              565            470
                                                                         ----------     ----------       ----------     ----------
         Total expenses                                                      10,264          3,120           21,115          4,570
                                                                         ----------     ----------       ----------     ----------
     Net loss before taxes and minority interest                            (10,044)        (3,098)         (20,750)        (4,504)

Provision (benefit) for income taxes:                                             -              -                -              -
                                                                         ----------     ----------       ----------     ----------
     Net loss before minority interest                                      (10,044)        (3,098)         (20,750)        (4,504)
                                                                         ----------     ----------       ----------     ----------
Minority interest in net loss of subsidiary                                    (463)             -           (2,188)             -
                                                                         ----------     ----------       ----------     ----------
     Net loss in continuing operations                                       (9,581)        (3,098)         (18,562)        (4,504)
                                                                         ----------     ----------       ----------     ----------
     Net gain (loss) in discontinued operations                             (13,515)          (231)         (17,904)         1,503
                                                                         ----------     ----------       ----------     ----------
     Net loss                                                               (23,096)        (3,329)         (36,466)        (3,001)
                                                                         ----------     ----------       ----------     ----------
Dividends on preferred stock                                                      -             37               70            111
                                                                         ----------     ----------       ----------     ----------
     Net loss per share of common stock                                     (23,096)        (3,366)         (36,536)        (3,112)
                                                                         ==========     ==========       ==========     ==========
Loss per share of common stock (basic and diluted)
         Continuing operations                                           $    (0.77)    $    (0.31)      $    (1.55)    $    (0.46)
         Discontinued operations                                         $    (1.08)    $    (0.02)      $    (1.49)    $     0.15
                                                                         -----------    -----------      ----------     ----------
         Continuing and discontinued operations                          $    (1.85)    $    (0.33)      $    (3.04)    $    (0.31)
                                                                         ===========    ===========      ==========     ==========
Weighted  average common shares and equivalents used in computing loss per share
         Basic                                                           12,462,000     10,169,000       12,021,000     10,131,000
         Diluted                                                         12,462,000     10,169,000       12,021,000     10,131,000

                 See notes to consolidated financial statements.

                               Page 3 of 36 Pages

                        HealthAxis Inc. and Subsidiaries
                           Consolidated Balance Sheets
         (Dollars in thousands, except preferred and common stock data)

                                                                                     UNAUDITED
                                                                                 September 30, 1999     December 31, 1998
                                                                                 ------------------     -----------------
Assets
------
Investments:
     Securities available for sale                                                    $       -            $  31,880
     Policy loans                                                                             -                  560
     Other invested assets                                                                    -                  529
                                                                                      ---------            ---------
                  Total Investments                                                           -               32,969

Cash and cash equivalents                                                                25,924               26,185
Amounts due from third party administrator                                                    -                6,849
Premiums due and uncollected                                                                  -                1,167
Amounts due from reinsurers                                                                   -               22,222
Loans receivable from officer, director and stockholder                                       -                1,328
Accrued investment income                                                                     -                  420
Prepaid interactive marketing expense                                                     5,658               11,655
Property and equipment, less accumulated depreciation of $3,764 and $3,099                7,720                7,950
Unamortized deferred policy acquisition costs                                                 -                2,106
Goodwill, less accumulated amortization of $108                                           7,673                    -
Other assets                                                                              1,303                3,838
Subsidiary assets available for sale                                                     76,970                    -
                                                                                      ---------            ---------
                  Total Assets                                                        $ 125,248            $ 116,689
                                                                                      =========            =========



                             Continued on next page.
                 See notes to consolidated financial statements.

                               Page 4 of 36 Pages

                        HealthAxis Inc. and Subsidiaries
                     Consolidated Balance Sheets (Continued)
         (Dollars in thousands, except preferred and common stock data)

                                                                                      UNAUDITED
                                                                                 September 30, 1999     December 31, 1998
                                                                                 ------------------     -----------------
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
Future policy benefits:
     Life                                                                             $       -              $  42,546
     Annuity and other                                                                        -                  4,871
Policy claims                                                                                 -                 42,481
Premiums received in advance and unearned                                                     -                    335
Amounts due to reinsurers                                                                     -                    501
Accounts payable                                                                          1,171                  2,107
Amounts due to PILIC upon sale                                                            7,425
Accrued commissions and expenses                                                          2,393                  2,384
Loans payable                                                                                 -                  3,865
Convertible Debenture                                                                    24,528                      -
Federal income taxes                                                                        585                  1,222
Ceding commission liability                                                               5,450                  5,000
Deferred Loss on the sale of PILIC                                                        8,400                      -
Other liabilities                                                                         1,406                  1,945
Subsidiary liabilities available for sale                                                76,970                      -
                                                                                      ---------              ---------
                  Total Liabilities                                                     128,328                107,257

Commitments and Contingencies:
Minority Interest in HealthAxis.com, Inc.:
     Minority interest in HealthAxis.com, Inc. common stock                                   -                  1,132
     HealthAxis.com, Inc. preferred stock - Cumulative preferred stock, par value $1:
     authorized 5,000,000 shares:
         Series B, issued 625,529                                                         2,805                  2,805
         Series C, issued 1,526,412 and 0                                                 7,845                      -
         Series D, issued  333,334 and 0                                                  3,960                      -

Stockholders' Equity:
Preferred stock, par value $1:  authorized 20,000,000 shares:
     Series A Cumulative convertible, issued 0 and 556,600                                    -                    557
     Series B Cumulative convertible, none issued                                             -                      -
Common stock, par value $.10: authorized 50,000,000, issued 12,944,393 and
  11,488,911                                                                              1,294                  1,149
Common stock, Class A, par value $.10: authorized 20,000,000, none issued                     -                      -
Additional paid-in capital                                                               41,392                 27,002
Accumulated other comprehensive income                                                       39                    666
Retained deficit                                                                        (60,415)               (23,879)
                                                                                      ---------              ---------
                  Total Stockholders' Equity                                            (17,690)                 5,495
                                                                                      ---------              ---------
                  Total Liabilities and Stockholders' Equity                          $ 125,248              $ 116,689
                                                                                      =========              =========

                  See notes to condensed financial statements.

                               Page 5 of 36 Pages

                        HealthAxis Inc. and Subsidiaries
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                                 (in thousands)

                                                                                                 Additional
                                                   Preferred Stock           Common Stock         Paid-In        Retained
                                                 Shares       Amount      Shares      Amount      Capital        (Deficit)
                                                 ------       ------      ------      ------     ----------      ---------
BALANCE, DECEMBER 31, 1998                         557        $ 557       11,489     $ 1,149      $ 27,002      $ (23,879)

Comprehensive income:
     Net income (loss)                                                                                            (36,466)
     Other comprehensive income (loss)

Comprehensive income

Issuance of common stock                                                      25           2           267
Stock options and warrants exercised                                         873          87         5,589
Increase in net assets in HealthAxis.com, Inc.                                                       5,669
Warrants issued                                                                                      2,364
Conversion of Preferred Stock                     (557)        (557)         557          56           501
Cash dividends declared on preferred stock                                                                            (70)
                                                 -----        -----       ------     -------      --------      ---------
BALANCE, SEPTEMBER 30, 1999                          0        $   0       12,944     $ 1,294      $ 41,392      $ (60,415)
                                                 =====        =====       ======     =======      ========      ==========



[RESTUB]

                                                  Accumulated
                                                     Other
                                                 Comprehensive
                                                 Income (Loss)      Total
                                                 -------------     -------
BALANCE, DECEMBER 31, 1998                           $ 666        $  5,495

Comprehensive income:
     Net income (loss)                                             (36,466)
     Other comprehensive income (loss)                (627)           (627)
                                                                  --------
Comprehensive income                                               (37,093)
                                                                  --------
Issuance of common stock                                               269
Stock options and warrants exercised                                 5,676
Increase in net assets in HealthAxis.com, Inc.                       5,669
Warrants issued                                                      2,364
Conversion of Preferred Stock                                            0
Cash dividends declared on preferred stock                             (70)
                                                     -----        --------
BALANCE, SEPTEMBER 30, 1999                          $  39        $(17,690)
                                                     =====        ========


                 See notes to consolidated financial statements.

                               Page 6 of 36 Pages

                        HealthAxis Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                                                9 Months Ended September 30,
                                                                                  1999                1998
                                                                             --------------       -------------
Cash flows from operating activities
     Net loss                                                                 $ (36,466)            $ (3,000)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Deferred loss on the sale of PILIC                                       8,400                    -
         Depreciation and amortization                                           10,305                  693
         Net realized (gain) on sale of subsidiary                               (1,500)                (264)
         Minority interest in net loss                                           (2,188)              (4,000)
         Shares issued for services                                                 269                    -
         Deferred income taxes                                                      (35)                   -
         Write off of deferred policy acquisition costs                           2,106                    -
         Write off of property and equipment                                      1,159                    -
         Decrease (increase) in:
              Premium due and uncollected, unearned
                Premium and premium received in advance                             (67)              (1,030)
              Prepaid interactive marketing expense                              (3,239)                   -
              Due to/from reinsurers                                            (12,727)                 437
              Due from third party administrator                                  6,849               (7,220)
              Deferred policy acquisition costs, net                                  -               (3,144)
              Accrued investment income                                             191                  116
              Other assets, current and deferred income
                Taxes and other liabilities                                         978               (2,933)
              Accrued interest income and expense                                   450               (1,018)
              Future policy benefits and claims                                 (13,126)               2,091
                                                                              ---------             --------
     Net cash used in operating activities                                      (38,641)             (19,272)
                                                                              ---------             --------
Cash flows from investing activities
     Purchases of bonds                                                               -               (2,674)
     Purchases of equity securities                                                   -                  (85)
     Sale of bonds                                                                6,542                5,943
     Sale of subsidiary                                                               -                4,000
     Sale of investment in real estate                                                -                1,154
     Maturity of investments and loans                                               43                   27
     Loans to officer, director and shareholder                                   1,328                  (63)
     Purchases of property and equipment                                         (1,826)              (1,747)
                                                                              ---------             --------
     Net cash provided by investing activities                                    6,087                6,555
                                                                              ---------             --------

                             Continued on next page.
                 See notes to consolidated financial statements.

                               Page 7 of 36 Pages

                        HealthAxis Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)

                                                                                     9 Months Ended September 30,
                                                                                      1999                  1998
                                                                                 --------------        -------------
Cash flows from financing activities
     Withdrawals from contractholder deposit funds                                     (400)                 (589)
     Repayments of loans payable                                                     (1,465)               (1,447)
     Purchase of HealthAxis stock                                                    (8,203)                    -
     Issuance of convertible debenture                                               27,500                     -
     Costs related to issuance of convertible debenture                                (655)                    -
     Issuance of common stock                                                             -                    92
     Issuance of convertible note                                                         -                 5,000
     Issuance of HealthAxis common stock                                              6,191                     -
     Issuance of HealthAxis preferred stock                                          12,083                     -
     Exercise of stock options                                                        5,550                     -
     Dividends paid on preferred and common stock                                       (70)                 (111)
                                                                                   --------              --------
     Net cash from financing activities                                              40,531                 2,945
                                                                                   --------              --------
     Increase (decrease) in cash and cash equivalents                                 7,977                (9,772)
     Cash and cash equivalents, beginning of period                                  26,185                16,767
                                                                                   --------              --------
     Cash and cash equivalents, end of period                                      $ 34,162              $  6,995
                                                                                   ========              ========
Supplemental disclosure of cash flow information:
     Interest paid                                                                 $    455              $    127

Non-cash investing activities
     Sale of subsidiaries                                                          $ (9,476)                    -
     Capital lease obligations                                                     $    154                     -
     Income taxes (refunded), net                                                                        $ (5,218)

Non-cash financing activities:
     Issuance of warrants                                                          $  3,230              $  1,135
     Exercise of options and warrants                                              $    900                     -
     Repayment of loans payable                                                    $ (2,400)                    -
     Conversion of Preferred Stock to Common Stock                                 $    557                     -
     Issuance of HealthAxis.com, Inc. common stock                                        -              $  5,107

                 See notes to consolidated financial statements.

                               Page 8 of 36 Pages

                        HealthAxis Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in thousands)

Note A - General

         The condensed consolidated financial statements have been prepared by HealthAxis Inc. (formerly Provident American Corporation) and subsidiaries (the "Company" or "HAI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

         HealthAxis Inc. ("HAI") is a Pennsylvania corporation organized in 1982 and regulated as an insurance holding company by the states in which its wholly owned insurance company, Provident Indemnity Life Insurance Company ("PILIC"), is licensed. The operations of the Company are principally those of its majority-owned subsidiary HealthAxis.com, Inc. ("HealthAxis") and its Insurance Operations as defined herein.

         HealthAxis was formed on March 26, 1998 to sell insurance products on the Internet. HealthAxis is a subsidiary of HAI, which as of September 30, 1999 owned 79.8% of HealthAxis' capital stock. HAI and HealthAxis were in the process of negotiating the terms of a merger whereby HealthAxis would be merged with and into HealthAxis Acquisition Corp., a wholly-owned subsidiary of Provident, and HAI would be the surviving publicly-traded company, with HealthAxis being a wholly owned subsidiary. On October 28, 1999 HealthAxis announced that discussions relating to the upstream merger with its parent have been put on hold pending the outcome of discussions with an undisclosed third party regarding a potential business combination. On December 7, 1999 HealthAxis announced that HealthAxis and Insurdata Incorporated, a subsidiary of UICI ("UICI") (NYSE: UCI) had signed a definitive agreement to merge the two companies and in a separate announcement HAI announced plans to move forward with its original plan to merge with HealthAxis. On January 26, 2000, HAI and HealthAxis entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which the Company will acquire all of the outstanding shares of HealthAxis it does not currently own through the merger of HealthAxis with a wholly-owned subsidiary of the Company. Upon consummation of the reorganization transactions, HealthAxis shareholders will receive 1.127 shares of the Company's common stock for each share of HealthAxis common stock outstanding. See Note R.

                               Page 9 of 36 Pages

         The Company's Insurance Operations were conducted through its wholly owned life insurance subsidiary PILIC and PILIC's subsidiaries which during 1996 through 1998 were Provident American Life and Health Insurance Company ("PALHIC"), Montgomery Management Corporation ("MMC") and NIA Corporation ("NIA"). Hereinafter PILIC and all of its subsidiaries are referred to as the Company's Insurance Operations. During 1998, the Company sold 80% of MMC's outstanding common stock and on December 31, 1998 sold 100% of the outstanding common stock of PALHIC and NIA. During the first quarter of 1999 the Company sold the remaining 20% of MMC's common stock. As described in Note K, the Company entered into a definitive agreement to sell PILIC which was sold on November 30, 1999.

         Certain prior year amounts have been reclassified to conform with the current presentation. The results of operations of PILIC and the Insurance Operations are reported as discontinued operations.

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

         During 1999, HealthAxis completed a private offering of approximately $8,800 of HealthAxis Series C Preferred Stock on March 30, 1999 (described in Note H), approximately $6,200 of HealthAxis Common Stock (described in Note F) on May 11, 1999, and approximately $4,000 of HealthAxis Series D Preferred Stock (described in Note I) on July 12, 1999. On December 7, 1999 HealthAxis completed a private placement which provided approximately $55 million of cash as described in Note R. The net proceeds have been used to and are anticipated to be used to fund amounts due under HealthAxis' distribution agreements with America Online, Inc. ("AOL"), Lycos, Inc. ("Lycos"), CNet, Inc. ("CNet") and Snap! LLC ("Snap") and an Advertising Agreement with Yahoo! through the end of fiscal 1999 with the balance intended to be used by HealthAxis for its working capital and other general purposes. See Note D - Prepaid Interactive Marketing Expense. The Company believes that the above net proceeds together with its current cash and cash equivalents will be sufficient to fund HealthAxis' current operations through first quarter of 2001. However, subsequent equity or debt financings will be necessary to enable the Company to fund amounts due to AOL in the event that HealthAxis elects to exercise its option to renew its agreement with AOL, payments to Lycos, CNet and Snap, future operations and continue to implement its current business strategies.


                              Page 10 of 36 Pages

         On September 15, 1999 the Company issued 2% Convertible Debentures ("Debentures") in the amount of $27,500 as described in Note J. The net proceeds have been used and are anticipated to be used for working capital and other general corporate purposes, including approximately $8,203 to purchase HealthAxis Common Stock as described in Note F, $14,700 to sell the Insurance Operations and retain the Company's home office and 445,916 shares of HealthAxis Series A Preferred Stock as described in Note K, thereby completing the Company's transition from insurance underwriter to an internet insurance agency, and $2,000 to purchase 133,333 shares of HealthAxis common stock as described in Note R.

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

                              Page 11 of 36 Pages

         In July 1999, HealthAxis issued a warrant for 75,000 shares of HealthAxis Series D Preferred Stock at $14.50 per share with a five-year term. Half of these warrants become exercisable in January 2000, with the remaining warrants becoming exercisable in July 2000.

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

                                            September 30, 1999                          December 31, 1998
                                            ------------------                          -----------------
                                       Shares              Percentage              Shares              Percentage
                                       ------              ----------              ------              ----------
HAI                                  15,222,395               90.9%              13,807,395                85.4%
Minority Interest                     1,516,416                9.1%               2,365,365                14.6%
                                     ----------              ------              ----------               ------
Total                                16,738,811              100.0%              16,172,760               100.0%
                                     ==========              ======              ==========               ======

         The aforementioned outstanding shares of HealthAxis Common Stock exclude options and warrants to purchase HealthAxis Common Stock and HealthAxis convertible preferred stock convertible into HealthAxis Common Stock. The aforementioned also excludes the transactions described in Note R - Subsequent Events.

         On May 11, 1999, HealthAxis completed a private placement of 516,051 shares of HealthAxis Common Stock to a group of accredited investors at $12 per share for an aggregate purchase price of $6,193, less issuance costs of $2. The net proceeds of $6,191, have been used by HealthAxis for working capital and other general corporate purposes, including marketing expenses, web site enhancements, salary expenses and advertising and promotional expenses. Investors purchasing HealthAxis Common Stock were provided with registration rights described in the Company's Form 8-K filed on May 14, 1999.

                              Page 12 of 36 Pages

       On May 13, 1999, HAI entered into a Stock Purchase Agreement for the purchase of 1,415,000 shares of HealthAxis Common Stock from HealthPlan Services Inc. ("HPS") for $7,040 to close on or before June 30, 1999. HAI did not close on or before June 30, 1999 and paid HPS a late fee of $100 to extend closing until July 30, 1999. If the closing did not occur by July 30, 1999, the Stock Purchase Agreement provided that the purchase price per share would increase by 8-1/2% per-month until closing, which closing was required to occur on or before November 1, 1999. HAI completed the purchase of these shares in November 1999 and will pay an aggregate of $8,203 for such shares (including late fees). The Company has accounted for the purchase of the minority interest in accordance with Accounting Principles Board Opinion 16 ("APB"), "Business Combinations". As a result, $7,781 has been recorded as goodwill to be amortized over 3 years.

         The Company has accounted for the 545,916 shares of HealthAxis cumulative preferred stock, par value $1 Series A ("Series A Preferred Stock") purchased by PILIC in 1998 for an aggregate consideration of $2,400, or $4.40 per share, as an investment in HealthAxis. The Series A Preferred Stock is convertible into HealthAxis Common Stock on a one for one basis, subject to adjustment. Each share of Series A Preferred Stock has the same voting rights as a share of HealthAxis Common Stock into which it is convertible and has certain preferences with respect to the payment of dividends and upon liquidation over HealthAxis Common Stock. As described in Note K, 100,000 shares of HealthAxis Series A Preferred Stock were transferred to AHC on November 30, 1999 in connection with the sale of PILIC and will be accounted for as minority interest subsequent to the transfer.

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

                              Page 13 of 36 Pages

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

Note H - HealthAxis.com, Inc. Series C Cumulative Convertible Preferred Stock

         On March 30, 1999, HealthAxis issued 1,526,412 shares of HealthAxis Series C Preferred Stock to a group of accredited investors at $5.77 per share for an aggregate purchase price of $8,807, less issuance costs of $684 and the value of warrants to purchase HealthAxis common stock issued in connection with the issuance of HealthAxis Series C Preferred Stock to certain professional service firms valued at $278. The net proceeds of $8,123 were used for working capital and other general corporate purposes, including marketing expenses, web site enhancements, salary expenses and advertising and promotional expenses of HealthAxis.

         The terms of the HealthAxis Series C Preferred Stock are described in the Company's Form 8-K filed on April 30, 1999.

                              Page 14 of 36 Pages

Note I - HealthAxis.com, Inc. Series D Cumulative Convertible Preferred Stock

         On July 12, 1999, HealthAxis issued 333,334 shares of HealthAxis Series D Preferred Stock to Intel Corp at $12 per share for an aggregate purchase price of $4,000, less issuance costs of $40. The net proceeds of approximately $3,960 were used for working capital and other general corporate purposes, including marketing expenses, web site enhancements, salary expenses and advertising and promotional expenses of HealthAxis.

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

                              Page 15 of 36 Pages

         The securities issued pursuant to this transaction are exempt from the registration requirements of the Securities Exchange Act of 1933 (the "Securities Act"), as provided under Rule 506 and under Section 4(2) of the Securities Act. As part of the transaction the Company executed a Registration Rights Agreement. The Company is required to file a Form S-3 Registration Statement to cover all Registrable Securities as defined in the registration rights agreement to be made on a continuous basis pursuant to a "Shelf" registration statement under Rule 415 of the Securities Act. Subject to certain limitations the registration statement is to remain effective until four years from the date the registration statement is declared effective by the Securities and Exchange Commission. There is also a one time Underwritten Registration obligation. If at any time the Registrable Securities are not covered by an effective registration statement, and the Company files a registration statement relating to an offering of its equity securities, the Company is required to notify the holders of Registrable Securities of the filing and will use reasonable efforts to effect piggy-back registration of the Registrable Securities requested to be registered by the holder, subject to certain existing piggy-back rights. In the event the Company does not fulfill obligations under this agreement, it is subject to certain financial penalties.

         The terms of the transaction are described in the Company's Form 8-K filed on September 22, 1999.

Note K - Sale of PILIC to AHC Acquisition Corporation

         On August 16, 1999 the Company entered into a definitive agreement (the "Stock Purchase Agreement") to sell its insurance subsidiary, PILIC, to Provident's Chairman, Alvin H. Clemens. Under the terms of the Stock Purchase Agreement, the Company sold all of the issued and outstanding shares of the common stock of PILIC to AHC Acquisition, Inc. ("AHC"), a newly formed Pennsylvania business corporation, all of the stock of which is owned by Mr. Clemens. The First Amendment to Stock Purchase Agreement, executed on October 27, 1999, removed the requirement for the Company's shareholders to approve the transaction. The sale of PILIC was completed on November 30, 1999 in accordance with the terms of the Stock Purchase Agreement and the First Amendment to the Stock Purchase Agreement.

         The Board of Directors of the Company received a fairness opinion of Advest, Inc., a subsidiary of The Advest Group, Inc., dated October 20, 1999 (the "Fairness Opinion"). The Fairness Opinion cites the financial terms of the transaction, and notes that the PILIC shares to be purchased by AHC will continue to be subject to the Stock Pledge Agreement dated December 29, 1998 by the Company in favor of Reassurance Company of Hannover. The Fairness Opinion further discusses the information which was reviewed in arriving at the Fairness Opinion, which includes a number of agreements between the Company and other persons, and various reports made by the Company on Forms 10-K and 10-Q for the calendar years 1997, 1998 and for the period ending June 30, 1999, together with statutory financial statements and related footnotes of PILIC for the years ended December 31, 1996, 1997, 1998, and the quarterly statement as of June 30, 1999. The Fairness Opinion concludes that the financial terms of the transaction are fair, from a financial point of view, to the Company and its shareholders.

                              Page 16 of 36 Pages

         On November 30, 1999 in accordance with the terms of the Stock Purchase Agreement the Company purchased PILIC's home office building for $4.7 million and the Company purchased 545,916 shares of HealthAxis Stock at a purchase price equal to $4.71 per share plus interest at the rate of 8% per annum thereon from the date of acquisition of such shares by PILIC through November 30, 1999 together with a capital contribution from the Company to PILIC. Also in accordance with the terms of the Stock Purchase Agreement the Company transferred on November 30, 1999 100,000 shares of the HealthAxis Stock to AHC together with registration rights previously granted to PILIC. Further in accordance with the terms of the Stock Purchase Agreement the Company assumed all of PILIC's employees and related employee obligations. The Stock Purchase Agreement provides that any cost associated with the termination of certain executives along with certain taxes incurred by PILIC prior to the effective date in connection with any of the transactions contemplated in the Stock Purchase Agreement shall be borne by the Company.

         In accordance with the terms of the Stock Purchase Agreement the Company entered into an employee and facility leasing arrangement with PILIC whereby PILIC will reimburse the Company for the Company's out of pocket employee costs related to services provided on PILIC's behalf. The employee and facility leasing arrangement further requires the Company to lease to PILIC office space, furniture and equipment for a period of up to one year at no cost. The employee and facility leasing arrangement was executed on November 30, 1999.

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

         On November 15, 1999 the Commonwealth of Pennsylvania's Department of Insurance (`the Department") approved HAI's sale of PILIC to AHC. The Department's approval was contingent upon the following conditions: (1) AHC shall provide copies of the closing documents within five business days of the closing, (2) AHC or PILIC shall provide an accounting for reinsurance relative to the preneed, final expense and other life insurance business of PILIC within five days after the consummation of agreements for the reinsurance, and (3) PILIC shall settle all inter-company receivable and payable balances with the Company within thirty days from closing. On November 19, 1999 the Pennsylvania Department of Insurance approved HAI's capital contribution to PILIC as required under the Stock Purchase Agreement.

                              Page 17 of 36 Pages

         With the completion of the closing, the Company has no liability with respect to PILIC's ongoing insurance business, capital and surplus, and business operations, except for the liability of the Company and its successors under the Company Guaranty Agreement with the Reassurance Company of Hannover ("RCH"), the Stock Pledge Agreement with RCH, the Provident American Life and Health Insurance Company ("PALHIC") Purchase Agreement together with the ceding commission liability recorded on the Company's books in connection with agreements with RCH and the Company's obligation to lease to PILIC office space, furniture and equipment.

         The results of operations of the Insurance Operations are reported as discontinued operations. The Company has recorded a loss on the sale of subsidiary of $7,343 in connection with the sale of PILIC which includes a write-off of unamortized deferred policy acquisition costs, property and equipment, net of accumulated depreciation and certain other assets in the amount of $1,128 together with a deferred loss on the sale of PILIC liability from the sale of PILIC representing HAI's November 30, 1999 capital contribution to PILIC and the value of the Series A Preferred Stock transferred to AHC.




                              Page 18 of 36 Pages

         Anticipated losses resulting from PILIC's Insurance Operations for the period October 1, 1999 through November 30, 1999 have been accrued. The Company's realized loss on the sale of PILIC will be adjusted to compensate for any difference in PILIC's actual operating results for the period October 1, 1999 through November 30, 1999.

         The results of discontinued operations follows:

                                                                     3 Months Ended September 30,   9 Months Ended September 30,
                                                                          1999           1998            1999             1998
                                                                          ----           ----            ----             ----
Revenue:
Premium, net of reinsurance                                              $ 1,958      $  17,310       $   6,012      $  52,870
Net investment income                                                        527            925           2,036          2,787
Realized gains (losses) on investments                                         -            251             (65)           264
Gain on the sale of subsidiary                                                 -              -           1,500          4,000
Other revenue                                                                 92              3             568             24
                                                                         -------      ---------       ---------      ---------
         Total revenue                                                     2,577         18,489          10,051         59,945
                                                                         -------      ---------       ---------      --------
Benefits and expenses:
     Death and other policy benefits:
         Life                                                              1,181            948           3,911          3,433
         Accident and health, net of reinsurance                           1,365          9,640           3,937         31,517
         Annuity contracts and other considerations                          225            188             323            359
         Increase (decrease) in liability for future policy benefits         (40)           714             259            190
     Commissions, net of ceding allowance and deferred acquisition costs     560          1,821           1,264          7,145
     Other operating expenses, net of ceding allowance
         And deferred acquisition costs                                    3,278          5,730           8,280         15,520
     Accrued loss from discontinued operations for the period
         October 1, 1999 through November 30, 1999                         2,185              -           2,185              -
     Amortization of deferred policy acquisition costs                         -            608             252          1,148
     Interest Expense                                                         (8)            23             180             79
                                                                         -------      ---------       ---------      ---------
         Total benefits and expenses                                       8,746         19,672          20,591         59,391
                                                                         -------      ---------       ---------      ---------
Income (loss) before taxes and minority interest                          (6,169)        (1,183)        (10,054)          (554)
Provision (benefit) for income taxes:
     Current                                                                   3           (952)             21           (949)
     Deferred                                                                  -              -               -              -
                                                                         -------      ---------       ---------      ---------
         Total income taxes                                                    3           (952)             21           (949)
                                                                         -------      ---------       ---------      ---------
Net gain (loss) in discontinued operations                                (6,172)          (231)        (10,033)        (1,503)

                              Page 19 of 36 Pages

         The following table list assets and liabilities available for sale:

                                                                   UNAUDITED
Assets                                                          Sept. 30, 1999
------                                                          --------------
Investments:
     Securities available for sale                                  $ 24,136
     Policy loans                                                        558
     Other invested assets                                               488
                                                                    --------
                  Total Investments                                   25,182

Cash and cash equivalents                                              8,238
Accounts receivable from parent                                        7,425
Premiums due and uncollected                                             899
Amounts due from reinsurers                                           34,448
Accrued investment income                                                229
Other assets                                                             549
                                                                    --------
                  Total Assets                                      $ 76,970
                                                                    ========

                                                                   UNAUDITED
                                                                Sept. 30, 1999
                                                                --------------
Liabilities:
Future policy benefits:
     Life                                                           $ 43,165
     Annuity and other                                                 4,273
Policy claims                                                         28,934
Other liabilities                                                        598
                                                                    --------
                  Total Liabilities                                 $ 76,970
                                                                    ========

         Also see Note R.

Note L - Ceding Commission Liability


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

                              Page 20 of 36 Pages

         Effective December 31, 1998, PILIC entered into a coinsurance agreement with RCH whereby PILIC received a $10,000 ceding commission which consisted of a $5,000 non-refundable payment and a $5,000 payment contingent upon RCH's earning at least $10,000 in future profits from the ceded inforce business, plus 12% interest (the "guaranteed amount"). PILIC recognized the $10,000 as ceding commission revenue net of transaction costs of $417 and HAI recognized a $5,000 ceding commission liability because of the negative financial history of the business. As a result of the transaction, PILIC wrote-off unamortized deferred acquisition costs and restructuring costs aggregating $4,200.

         If RCH fails to earn the guaranteed amount within five years of the date of the closing of the CRLC transaction, HAI must repay RCH the lesser of the guaranteed amount less RCH's actual profits on the inforce business, or $5,000, plus 12% interest. In the unlikely event that future profits exceed the guaranteed amount, then PILIC is entitled to receive an additional payment from RCH equal to two-thirds of the policy fees collected during 1999 and one-third of the policy fees collected during 2000.

         As security for HAI's guarantee, HAI executed a security agreement in favor of RCH secured by the stock of PILIC. This agreement provides that RCH will take ownership of PILIC if the Company defaults on its guarantee to RCH. HAI provided various affirmative covenants regarding corporate existence; compliance with laws; furnishing various notices to RCH; inspection and audit rights and insurance coverage. Additionally, HAI provided certain negative covenants with regard to selling, assigning, leasing or otherwise disposing of HAI or PILIC assets; entering into agreements materially and adversely effecting HAI's or PILIC's ability to carry on business; entering into an agreement materially and adversely effecting HAI or PILIC ability to perform obligations under the Guaranty, the reinsurance agreement with RCH, the Stock Purchase Agreement and other related agreements. There also exist various provisions regarding HAI or PILIC incurring or creating indebtedness or declaring dividends. As described in Note K, HAI's obligation to RCH remains after PILIC's sale.

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

         The realized gains related to MMC are included in discontinued operations.

                              Page 21 of 36 Pages

         Commitment to pay outstanding HPS service fees to HPS: In conjunction with the sale of MMC described above, HAI entered into a settlement agreement to resolve a number of disputes that had arisen between the Company and HPS relative to HPS' performance of administrative services under the HPS Outsourcing Agreement of the now ceded block of Provident health business. The companies agreed to settle all differences and claims related to the HPS Outsourcing Agreement and certain actions taken by HealthAxis regarding HealthAxis' obligations under certain agreements between the parties. Also in accordance with the terms of the settlement agreement, HPS exercised a warrant granted in 1998 in connection with the HPS E-commerce Agreement, and purchased 100,000 shares of the common stock of HAI for a purchase price of $900. The purchase price was paid by a set off of a like amount against the service fees owed by the Company to HPS. The Company paid the remaining balance of the services fees owed to HPS in the amount of $1,267 to HPS on June 30, 1999, whereupon the Company's obligation to pay service fees was terminated.

Note N -Letter Agreement between the Company and Alvin H. Clemens

         On September 9, 1999, the Company and Mr. Clemens, the Company's Chairman, entered into an agreement whereby Mr. Clemens agreed to convert his Series A Preferred Stock into Common Stock of the Company, amend his agreement to purchase 550,000 shares of the Company's Series A Preferred Stock in exchange for an option to purchase the Company's Common Stock, released all right, title and interest to options to purchase 202,802 shares of the Company's Common Stock and a 1997 agreement to grant options to Mr. Clemens to purchase shares of the Company's Series A Preferred Stock successively upon each exercise by Mr. Clemens of his existing option and each subsequently granted option to purchase shares of Series A Preferred Stock from time-to-time. The exercise prices of the options to purchase Common Stock range from $3.64 to $8.75 per share and have a weighted average price per share of $4.56. In consideration of the aforementioned the Company paid Mr. Clemens $650 which was accounted for as compensation expense.

Note O - Segment Information

         The Company's operating segments are HealthAxis and HAI. HAI includes investment income, interest expense and general expenses relating to corporate operations not allocated to the other segments and amortization of goodwill. Allocations of investment income, interest expense and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, commissions and other income. Transactions between reportable operating segments are accounted for under respective agreements, which are generally at cost. Financial information by operating segment for revenues, income before federal income taxes and minority interests, and identifiable assets is summarized as follows:

                              Page 22 of 36 Pages


                                              3 Months Ended Sept. 30,               9 Months Ended Sept. 30,
                                              1999                1998               1999                1998
                                           ---------           ---------          ---------            --------
Revenues
--------
HealthAxis                                 $      84           $       -          $     125            $      -
HAI                                              136                  22                240                  66
                                           ---------           ---------          ---------            --------
     Total                                 $    (220)          $      22          $     365            $     66
                                           =========           =========          =========            ========

Pre-tax income
--------------
HealthAxis                                 $  (8,990)          $  (2,207)         $ (18,847)           $ (3,175)
HAI                                           (1,054)               (891)            (1,903)             (1,329)
                                           ---------           ---------          ---------            --------
     Total                                 $ (10,044)          $  (3,098)         $ (20,750)           $ (4,504)
                                           =========           =========          =========            ========

                                                       September 30,1999            December 31, 1998
                                                       -----------------            -----------------
Assets
------
HealthAxis                                                  $  15,947                   $  14,876
Insurance Operations                                           76,970                      96,935
HAI                                                            32,331                       4,878
                                                            ---------                   ---------
     Total                                                  $ 125,248                   $ 116,689
                                                            =========                   =========

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

                              Page 23 of 36 Pages

Note R - Subsequent Events

         Sale of PILIC: On November 30, 1999 HAI completed the sale of PILIC in accordance with the terms of the Stock Purchase Agreement and the First Amendment to the Stock Purchase Agreement as described in Note K. The results of PILIC's Insurance Operations for the period October 1, 1999 through November 30, 1999 will be included in the Company's 1999 year end statement of operations as discontinued operations. On November 30, 1999 HAI used $14,700 of the net proceeds from the issuance of convertible debentures described in Note J to fund its obligations to PILIC and AHC as described in Note K. All assets and liabilities available for sale were sold on November 30, 1999.

         HealthAxis issuance of Common Stock: On December 7, 1999, HealthAxis completed a private placement of 3,846,003 shares of HealthAxis Common Stock to a group of accredited investors and HAI at $15 per share for an aggregate purchase price of approximately $57,690 less issuance costs estimated to approximate $2,843. HAI purchased 133,333 shares in the transaction. The net proceeds will be used for HealthAxis' working capital and other general corporate purposes, including marketing.

         The terms of the HealthAxis common stock issued are described in the Company's Form 8-K filed December 8, 1999.

         Merger of Insurdata into HealthAxis.com: On December 7, 1999, HealthAxis and Insurdata Incorporated, a subsidiary of UICI (NYSE: UCI) announced the signing of a definitive agreement to merge the two companies. The combined entity will retain the HealthAxis.com name. Under the terms of the transaction, Insurdata's shareholders will receive approximately 50 percent of the newly combined company, on a pre-funding basis. The transaction was consummated on January 7, 2000.

         Michael Ashker, chief executive officer of HealthAxis will remain CEO of the combined entity. Dennis Maloney, chief executive officer of Insurdata, will become chief operating officer of the new HealthAxis.com. The Board of Directors will consist of seven members, three from UICI and four from HAI. The new company's headquarters will remain in the Philadelphia area with significant operations in Dallas as well as eight other locations throughout the United States and abroad. The combined company will employ over 350 IT professionals with substantial health plan sales and administration experience. Although the consumer and business-to-business services will be marketed separately, all other corporate functions will be consolidated, including technology, finance/accounting, human resources, legal, and sales.

         HealthAxis will continue to market its online insurance retail marketplace to individuals and small businesses through www.healthaxis.com. Insurdata's proprietary solutions group, to be renamed HealthAxis Application Solutions Group will provide proprietary Web-enabled enrollment, administration and claims processing applications to healthcare payers, including insurance companies, third-party administrators and large self-funded groups. These solutions enable clients to both reduce plan administration costs and improve service to plan members. All of Insurdata's workflow and business software applications are built around an Application Service Provider (ASP) model.

         The combined company will serve both consumers and payers with an integrated Web-based platform. HealthAxis will offer carriers a comprehensive suite of Web-enabled software solutions for marketing, sales, and plan administration. For consumers and small businesses, HealthAxis will offer an enhanced set of products and services based on its ability to seamlessly connect carriers and purchasers through its proprietary Web platform.

                              Page 24 of 36 Pages

         The terms of the Merger of Insurdata into HealthAxis are described in the Company's Form 8-K filed December 8, 1999.

         HAI Merger with HealthAxis: On December 7, 1999, HAI announced plans to move forward with its original plan to merge with its subsidiary, HealthAxis. On January 26, 2000, HAI and HealthAxis entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which the Company will acquire all of the outstanding shares of HealthAxis it does not currently own through the merger of HealthAxis with a wholly-owned subsidiary of the Company. Upon consummation of the reorganization transactions, HealthAxis shareholders will receive 1.127 shares of the Company's common stock for each share of HealthAxis common stock outstanding.

         The terms of the HAI Merger with HealthAxis are contained in the Agreement and Plan of Reorganization and Agreement and Plan of Merger described in the Company's Form 8-K filed February 2, 2000.

         Name and Trading Symbol Change: On January 27, 2000, the Company filed an amendment to its Amended and Restated Articles of Incorporation changing its name from Provident American Corporation to HealthAxis Inc. The Company also announced that effective February 1, 2000, its common stock will trade on the NASDAQ National Market under the symbol "HAXS".



                              Page 25 of 36 Pages

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

         On August 16, 1999 the Company entered into an agreement to sell PILIC which was completed on November 30, 1999. The Company's Insurance Operations are reported as discontinued operations as described in Note K of the Notes to Financial Statements. Accordingly the Company's revenue and expense as presented in the Company's statement of operations includes HAI and predominantly HealthAxis and excludes the Insurance Operations. All revenue and expense related to the Insurance Operations are combined into the net gain (loss) in discontinued operations line in the statement of operations and is described in further detail in Note K of the Notes to Financial Statements. PILIC's net gain or loss from its operations for that period will not affect the Company's net gain or loss but will be offset by adjustments to the realized loss on the sale of PILIC as recorded at September 30, 1999 in accordance with the terms of the Stock Purchase Agreement. On November 30, 1999 HAI used $14,700 of the net proceeds from the issuance of convertible debentures described in Note J to Financial Statements to fund its obligations to PILIC and AHC as described in Note K to Financial Statements. All assets and liabilities available for sale were sold on November 30, 1999.

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

                              Page 26 of 36 Pages

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

         The Company had previously disclosed that it intended to engage in a business combination involving HealthAxis by the end of fiscal 1999. HAI and HealthAxis were in the process of negotiating the terms of a merger whereby HealthAxis would be merged with and into HealthAxis Acquisition Corp., a wholly-owned subsidiary of Provident, and HAI would be the surviving publicly-traded company, with HealthAxis being a wholly owned subsidiary. On October 28, 1999 HealthAxis announced that discussions relating to the upstream merger with its parent have been put on hold pending the outcome of discussions with an undisclosed third party regarding a potential business combination. On December 7, 1999 HealthAxis announced that HealthAxis and Insurdata Incorporated, a subsidiary of UICI had signed a definitive agreement to merge the two companies and HAI announced plans to move forward with its original plan to merge with HealthAxis. On December 7, 1999, HAI announced plans to move forward with its original plan to merge with its subsidiary, HealthAxis. On January 26, 2000, HAI and HealthAxis entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which the Company will acquire all of the outstanding shares of HealthAxis it does not currently own through the merger of HealthAxis with a wholly-owned subsidiary of the Company. Upon consummation of the reorganization transactions, HealthAxis shareholders will receive 1.127 shares of the Company's common stock for each share of HealthAxis common stock outstanding. Also see Note R of the Notes to Financial Statements.

         On January 27, 2000, the Company filed an amendment to its Amended and Restated Articles of Incorporation changing its name from Provident American Corporation to HealthAxis Inc. The Company also announced that effective February 1, 2000, its common stock will trade on the NASDAQ National Market under the symbol "HAXS".

Results of Operations

         For the three months ended September 30, 1999 ("the current quarter") the net (loss) applicable to Common Stock was ($23.1 million) or ($1.85) per diluted share compared to a net (loss) of ($3.4 million) or ($0.33) per diluted share for three months ended September 30, 1998 ("the same period last year"). The Company's net loss was the result of a realized loss on the sale of PILIC of $7.3 million as described in Note K of the Notes to Financial Statements and increased expenses in both HealthAxis and the discontinued Insurance Operations.

                              Page 27 of 36 Pages

         Interactive commission and fee revenue of $0.1 million for the current quarter is primarily attributable to commissions and administrative fees earned on individual health insurance policies sold on HealthAxis' website.

         Operating and development expenses of $2.6 million for the current quarter increased from $0.2 million in the same period last year primarily due to higher expense associated with HealthAxis due primarily to employee and recruiting expenses related to software engineering, carrier integration, website enhancements, and general operations. To support the HealthAxis business strategy, operating and development expenses will increase as more carriers and products are integrated and website enhancements are made.

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

         For the nine months ended September 30, 1999 ("1999") the net (loss) applicable to common stock was ($36.5) million or ($3.04) per diluted share compared to net (loss) of ($3.1) million or ($0.31) per diluted share for nine months ended September 30, 1998 ("1998"). The Company's net loss was the result of a realized loss on the sale of PILIC as described in Note K of the Notes to Financial Statements and increased expenses in both HealthAxis and the discontinued Insurance Operations.

         Interactive commission and fee revenue of $0.1 million for 1999 is primarily attributable to commissions and administrative fees earned on individual health insurance policies sold on HealthAxis' website.

         Operating and development expenses of $4.6 million for 1999 increased from $0.3 million in 1998 primarily due to higher expense associated with HealthAxis due primarily to employee and recruiting expenses related to software engineering, carrier integration, website enhancements, and general operations.

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

                              Page 28 of 36 Pages

         General and Administrative Expenses of $3.9 million for 1999 increased from $2.4 million in 1998 due primarily to employee and recruiting expenses relating to the increase in personnel as HealthAxis increased its administrative and executive staffs. The increase was also due to professional fees and overhead expenses. General and administrative expenses include executive management, accounting, legal, and human resource personnel and expenditures for applicable overhead costs.

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

         During 1999, the Company's liquidity requirements will be primarily created and met by HealthAxis and HAI through the private placement of debt and equity securities. The primary uses of cash for HealthAxis are operating costs and payments to AOL, Lycos, Snap and CNet.

         Cash and cash equivalents amounted to $25.9 million of which $14.7 million was paid to PILIC on November 30, 1999 at the closing of the sale of PILIC as described in Note K of the Notes to Financial Statements. Included in subsidiary assets available for sale are the cash and investments of PILIC sold on November 30, 1999.

         Net cash used in operating activities of $39.5 million in 1999 was primarily the result of claim payments to policyholders, in particular health claim payments related to the 1998 claim run-off of group medical business, interactive sales and marketing expenses related to HealthAxis and other operating expenses. The Company does not anticipate that future cash used or provided from operations will include amounts related to the Company's Insurance Operations sold effective November 30, 1999 as described in Notes K and R to the Financial Statements.

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

                              Page 29 of 36 Pages

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

         Non-cash repayment of notes payable represented $1.5 million of consideration for the Company's sale of MMC Common Stock and for HPS' exercise of its warrant obtained in 1998 in connection with the HPS E-Commerce Agreement to purchase 100,000 shares of HAI Common Stock for $900 as described in Note M of the Notes to Financial Statements. Non cash issuance of warrants relates to HealthAxis as described in Notes E, H and J of the Notes to Financial Statements.

         The statutory capital and surplus of PILIC was $3.5 million at September 30, 1999, which is $3.5 million below Company Action Level Risk Based Capital ("RBC") but above Authorized Control Level RBC as calculated at December 31, 1998. The statutory capital and surplus of PILIC, was $4.8 million at December 31, 1998. At December 31, 1998, PILIC calculated its RBC utilizing a formula required by the National Association of Insurance Commissioners. The results of this computation indicate that PILIC's adjusted capital of $5.3 million exceeded Regulatory Action Level but was below Company Action Level as of December 31, 1998. This formula is a primary measurement as to the adequacy of total capital and surplus of life insurance companies. Since PILIC failed to meet its RBC requirement as of December 31, 1998 it is subject to regulatory action. Several Departments of Insurance have requested that PILIC submit a Risk Based Capital Plan ("RBC Plan") because PILIC's adjusted capital of $5.3 million was below Company Action Level as of December 31, 1998. Effective with HAI's sale of PILIC to AHC the Company no longer has any interest or liability with respect to the ongoing insurance, capital and surplus, and business operations of PILIC.

         Payment of dividends paid by HealthAxis to HAI is subject to restrictions set for in the Certificate of Designation related to HealthAxis Series A, B, C and D Convertible Preferred Stock. HAI is also restricted from paying dividends as described in Note L of the Notes to Financial Statements. HAI and HealthAxis do not anticipate paying cash dividends on Common Stock or on any class of HealthAxis preferred stock in the foreseeable future.

Impact of Inflation

         Higher interest rates, which have traditionally accompanied inflation, affect the Company's short-term investment revenue.

         Inflation has significantly increased the cost of health care. The adequacy of premium rates in relation to the level of health claims is constantly monitored and, where appropriate, premium rates on such policies, when appropriate, are increased as policy benefits increase. Failure to make such increases commensurate with health care cost increases may result in a loss to HealthAxis' insurance carriers. Implementation by HealthAxis' insurance carriers of changes in premium rates may affect HealthAxis commission revenue and may increase HealthAxis operating and development expense.

                              Page 30 of 36 Pages

Expenditures and Commitments

         During September 1999 HAI paid HPS $7,638 to purchase 1,415,000 shares of HealthAxis common stock as described in Note F. HAI has agreed to pay HPS an additional $375 to complete the transaction. In consideration for PILIC's release of claims against HPS in the amount of $190 owed from HPS to PILIC, HAI agreed to pay PILIC $190. HAI anticipates both payments will occur in 1999.

         As described in Note K of the Notes to Financial Statements, HAI entered into a definitive agreement to sell all of the outstanding shares of the common stock of PILIC to AHC Acquisition, Inc. ("AHC"), a newly formed Pennsylvania business corporation, which is owned by Alvin H. Clemens, the Company's Chairman of the Board of Directors. On November 30, 1999 HAI used $14.7 million of the net proceeds from the issuance of convertible debentures described in Note J of the Notes to Financial Statements to fund its obligations to PILIC and AHC as described in Note K of the Notes to Financial Statements and on December 7, 1999 purchased 133,333 shares of HealthAxis Common Stock as described in Note R of the Notes to Financial Statements.

         During the nine months ended September 30, 1999, HealthAxis completed three private placement offerings, which provided approximately $18.4 million of cash as described in Notes F, H and I of the Notes to Financial Statements. On December 7, 1999 HealthAxis completed a private placement which provided approximately $55 million of cash as described in Note R of the Footnotes to Financial Statements. The net proceeds have been and are anticipated to be used to fund amounts due under the Company's distribution agreements with AOL, Lycos, Cnet, Snap and Yahoo! through the end of fiscal 1999, and the balance is intended to be used by HealthAxis for its working capital and other general purposes. The Company believes that the above net proceeds together with its current cash and cash equivalents will be sufficient to fund HealthAxis' current operations through the first quarter of 2001. However, subsequent equity or debt financings will be necessary to enable the Company to fund amounts due to AOL in the event that HealthAxis elects to exercise its option to renew its agreement with AOL, payments to Lycos, CNet and Snap, future operations and continue to implement its current business strategies.

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

                              Page 31 of 36 Pages

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

         HealthAxis has established a task force to assess its systems to determine whether they correctly define the Year 2000 and to determine the extent to which the systems of its suppliers, Internet partners, Carrier Partners and other business partners (insofar as they are material to HealthAxis' business) are subject to the Year 2000 issue. Although HealthAxis completed this assessment in November 1999 and has performed remedial procedures, the Company is currently unable to predict the extent to which the Year 2000 issue will affect its operations or the extent to which it would be vulnerable to Year 2000 issues affecting its business partners failure to remediate any Year 2000 issues on a timely basis. The failure of a business partner to convert systems on a timely basis, in a manner that is compatible with HealthAxis' systems, could have a material adverse effect on the Company. HealthAxis does not have a contingency plan in place in the event that it or any third party in which it engages in business is not Year 2000 compliant. In addition, policy purchases are made with credit cards, and HealthAxis' operations may be materially adversely affected to the extent its customers are unable to use credit cards due to the Year 2000 issues that are not rectified by the credit card issuers

         To date, the Company has experienced very few Year 2000 problems with those problems centering on life administration processing. The cost of programming changes as of September 30, 1999 was less than $132. As described in Note K of the Notes to Financial Statements, the Company sold PILIC on November 30, 1999.

                              Page 32 of 36 Pages

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

                              Page 33 of 36 Pages

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

         In September 1999 HAI completed a private placement of Convertible Debentures in the amount of $27,500,000 due September 14, 2002. See in Note J to the Consolidated Financial Statements included herein for a further explanation.

         In December 1999 HealthAxis completed a private placement of 3,846,003 shares of HealthAxis common stock to a group of accredited investors and HAI at $15.00 per share for an aggregate purchase price of $57,690,045, less issuance cost of $2,843. See in Note R to the Consolidated Financial Statements included herein for a further explanation.



                              Page 34 of 36 Pages

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.
------          -----------------

                Not applicable.

Item 2.         Change in Securities.
------          --------------------

                Not applicable.

Item 3.         Defaults Upon Senior Securities.
------          -------------------------------

                Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders.
------          ---------------------------------------------------

                Not applicable.

Item 5.         Other Information.
------          -----------------

                Not applicable.

Item 6.         Exhibits and Reports on Form 8-K.
------          --------------------------------

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

                   (3) Item 5 regarding the $57.6 million private placement
                       completed by HealthAxis, HealthAxis.com merger with Insurdata Incorporated and HealthAxis Inc. merger plans with HealthAxis filed December 8, 1999.

                              Page 35 of 36 Pages

                                    Signature


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                      HealthAxis Inc.



                      By:   /s/ Michael Ashker
                      ---------------------------------------------------------
                      Michael Ashker, President and Chief Executive Officer


                      By:   /s/ Anthony R. Verdi
                      ---------------------------------------------------------
                      Anthony R. Verdi, Chief Operating Officer


                      By:   /s/ Francis L. Gillan III
                      ---------------------------------------------------------
                      Francis L. Gillan III, Chief Financial Officer, Principal Accounting Officer and Treasurer






Date:  February 8, 2000


                              Page 36 of 36 Pages