Form 10-K
period 1999-12-31
HEALTHAXIS INC
filed 2000-03-30
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-13591

                                 HEALTHAXIS INC.
             (Exact name of Registrant as specified in its charter)


                                                 2500 DeKalb Pike
         Pennsylvania                    East Norriton, Pennsylvania 19401              23-2214195
--------------------------------       ------------------------------------       ----------------------
(State or other jurisdiction of           (Address of principal executive            (I.R.S. Employer
 incorporation or organization)             offices including zip code)           Identification Number)

                                 (610) 279-2500
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
--------------------------------------------------------------------------------
        None                                            None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                                 Title of Class


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                      ----    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 20, 2000 as reported on the NASDAQ National Market System, was approximately $144,535,904. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 20, 2000, the Registrant had 13,087,618 shares of Common Stock outstanding.

                     The Exhibit Index is located on Page 81

                                 HealthAxis Inc.

                                Table of Contents

                                                                                      Page
                                                                                      ----
PART I....................................................................................
 Item 1.   Business...................................................................1-47
 Item 2.   Properties...................................................................48
 Item 3.   Legal Proceedings............................................................48
 Item 4.   Submission of Matters to a Vote of Security Holders..........................48

PART II...................................................................................
 Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....49-52
 Item 6.   Selected Financial Data...................................................53-54
 Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...............................................55-60
 Item 7a.  Quantitative and Qualitative Disclosures about Market Risk...................60
 Item 8.   Financial Statements and Supplementary Data..................................61
 Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................62
Part III.............................................................................
 Item 10.  Directors and Executive Officers of the Registrant........................63-65
 Item 11.  Executive Compensation....................................................66-73
 Item 12.  Security Ownership of Certain Beneficial Owners and Management............74-76
 Item 13.  Certain Relationships and Related Transactions............................76-78

Part IV.................................................................................
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............79

EXHIBIT INDEX...........................................................................81

                                     PART I

Item 1. Description of Business

                                   THE COMPANY

General

         HealthAxis Inc. ("HAI"), formerly Provident American Corporation, is a Pennsylvania corporation organized in 1982. Until November 30, 1999, HAI was regulated as an insurance holding company by the states in which its formerly wholly owned insurance subsidiary, Provident Indemnity Life Insurance Company ("PILIC"), was licensed. Currently, the operations of HAI and its subsidiaries (the "Company") are principally those of its subsidiary, HealthAxis.com, Inc. ("HealthAxis").

         HealthAxis was formed on March 26, 1998 to sell insurance products on the Internet. As of December 31, 1999 and March 14, 2000, HAI owned 66.9% and 34.8%, respectively of HealthAxis' common and preferred stock. During 1999, HealthAxis expanded from 15 to 105 employees, entered into carrier partner agreements with nationally recognized insurance companies to sell their products on its website, commenced interactive marketing of its website through agreements with Internet portals, expanded and enhanced its website and raised capital through several private placements of its securities.


Sale of PILIC

         In light of the need to devote capital and focus to HealthAxis and the continued losses experienced in the Company's group medical products, the Company entered into various agreements to sell PILIC's subsidiaries, together with its group medical and life insurance business, during 1998 and to sell PILIC itself during 1999 (the "Discontinued Insurance Operations").

         On August 16, 1999, HAI entered into a stock purchase agreement with AHC Acquisition, Inc., a company owned by Alvin H. Clemens, the Chairman of HealthAxis and HAI, which provided for the sale of PILIC to AHC Acquisition, Inc. for an aggregate payment of $14.7 million. This transaction was completed on November 30, 1999. In accordance with the terms of the stock purchase agreement, HAI:

o purchased the Company's headquarters located at 2500 DeKalb Pike from PILIC for $4.7 million;

o agreed to exercise its option to purchase 545,916 shares of HealthAxis Series A preferred stock from PILIC for $2.8 million; and

o made a $7.2 million capital contribution from HAI to PILIC in order to elminiate a statutory deficiency.

         HAI made the $2.8 million payment for the shares of HealthAxis Series A preferred stock pursuant to the option agreement between HAI and PILIC. The payment equates to a $4.71 price per share plus interest at the rate of 8% per annum thereon from the date of acquisition of these shares by PILIC through November 30, 1999, the date of exercise. The $4.71 price represented the price per share originally paid by PILIC for these shares. HAI agreed to make a $7.2 million capital contribution to PILIC to comply with insurance regulations that required PILIC to maintain adequate capital to meet its liabilities, including pay-out obligations under existing insurance policies. Also, in accordance with the terms of the stock purchase agreement, and in order to compensate AHC Acquisition, Inc. for assuming PILIC's liabilities, HAI transferred 100,000 shares of the HealthAxis Series A preferred stock, and the associated registration rights previously granted to PILIC, to AHC Acquisition, Inc. HAI recognized a $10.3 million loss on the sale of PILIC which included a write-off of assets relating to the amount of $2.7 million together with HAI's November 30, 1999 capital contribution to PILIC in the amount of $7.2 million and the value of the HealthAxis Series A preferred stock transferred to AHC Acquisition, Inc. in the amount of $0.4 million. The terms of the sale of PILIC to AHC Acquisition, Inc. were approved by the Insurance Department of the Commonwealth of Pennsylvania, the regulatory agency that oversees insurance company operations in Pennsylvania. The sale of PILIC was also approved by the disinterested members of the board of directors of HAI with Mr. Clemens abstaining from voting on this matter.


Financial Highlights

         The following are the financial highlights for the Company.

                                                                      Years ended December 31,
                                                        ----------------------------------------------------
                                                           1999                  1998                 1997
                                                        ----------           ------------         ----------
                                                                       (Dollars in thousands)
Total revenue.................................          $     291            $       -           $       -
Net loss in continuing operations.............          $ (28,216)           $  (5,408)          $  (1,731)
Net loss in discontinued operations...........          $ (18,315)           $  (6,748)          $ (16,694)
Net loss applicable to common stock...........          $ (46,601)           $ (12,410)          $ (18,573)
Total assets..................................          $  79,602            $  24,568           $  12,333

         The Company's Insurance Operations are presented as discontinued operations. The Company's revenues and net loss in continuing operations are primarily that of HAI and HealthAxis. The Company's financial results prior to January 7, 2000 exclude Insurdata Incorporated ("Insurdata") which merged with HealthAxis on January 6, 2000.

Recent Developments

         HAI changed its name from Provident American Corporation to HealthAxis Inc. and its symbol on the NASDAQ National Market from "PAMC" to "HAXS" effective February 1, 2000.

         On December 7, 1999 HealthAxis and Insurdata, a provider of Internet based software applications and services for insurance payers which include insurance companies and other entities responsible for the processing and payment of insurance claims, signed a definitive agreement to merge the two companies. Insurdata was a subsidiary of UICI. As a result of this merger, Insurdata became HealthAxis' application solutions group. The companies completed the merger on January 6, 2000. See "Description of the Business of HealthAxis - Historical Development and Insurdata Merger."

         On January 26, 2000, HAI and HealthAxis entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which HAI will acquire all of the outstanding shares of HealthAxis it does not currently own through the merger of HealthAxis with a wholly owned subsidiary of HAI. This transaction is referred to as the reorganization. In connection with this reorganization, on February 11, 2000, HAI filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to seek shareholder approval of the reorganization and register the HAI common stock to be issued to the HealthAxis shareholders.

                           FORWARD LOOKING STATEMENTS

         All statements and information herein, other than statements of historical fact, are forward looking statements that are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Many phases of the Company's operations are subject to influences outside its control. Any one, or any combination of factors described under "Risk Factors" or in other sections of this document could have a material adverse effect on the Company's results of operations.


                                  RISK FACTORS

         Shareholders should consider carefully the risks associated with the ownership of HAI's common stock. These risks are described in detail below. Shareholders should consider carefully these risk factors, together with all other information in this Annual Report on Form 10-K.

Business Related Risks

HealthAxis' consumer services group has not had any profits in the past and may not be profitable in the future.

         Since its inception, HealthAxis' consumer services group has incurred significant losses and expects to continue to incur losses on a quarterly and annual basis for the foreseeable future. As of December 31, 1999, the consumer services group had an accumulated deficit of approximately $35.3 million. The consumer services group currently intends:

         o to increase substantially its operating expenses to enhance its website and technology;

         o  to fund increased sales efforts and marketing;

         o  to establish additional insurance carrier relationships; and

         o  to fund increased salaries and other operating costs.

         To the extent that these expenses precede or are not subsequently followed by increased revenues, HealthAxis may be unable to achieve or maintain profitability on a quarterly or annual basis in the future. HealthAxis expects negative cash flow from operations to continue for the foreseeable future. See
Note 3 to the Notes to the Consolidated Financial Statements included herein.

HealthAxis' consumer services group has a limited operating history so it is difficult to predict its future performance.

         HealthAxis was incorporated in March 1998 and began selling a limited line of health insurance products over the Internet in December 1998. The limited operating history of the HealthAxis consumer services group makes it difficult to evaluate HealthAxis' future prospects. Furthermore, HealthAxis' prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. HealthAxis may be unsuccessful in addressing these risks. If HealthAxis is not successful in developing the consumer services group and expanding the application solutions group, HealthAxis may never attain profitable operations.

If the healthcare industry does not accept HealthAxis' new information technology, or acceptance occurs at a slower pace than anticipated by HealthAxis, HealthAxis' profits may be negatively impacted.

         HealthAxis believes that the claims and administration segment of the healthcare industry has historically under invested in information technology and existing technological platforms have failed to address the unique needs of the healthcare industry. If the conversion from traditional paper methods to electronic information exchange does not continue to occur or this conversion occurs at levels below those currently anticipated by HealthAxis, HealthAxis would be unable to sell a sufficient amount of its products and services to increase revenues and generate net income. In fact, electronic information exchange and transaction processing by the industry is still developing. In addition, even if industry participants convert to electronic information exchange, they may not elect to use HealthAxis' applications and services.

Competition from entities with longer operating histories and greater financial resources than HealthAxis may have a material adverse effect on its business.

         Although HealthAxis believes it is the first direct distributor of health insurance, which permits customers to purchase and administer insurance policies over the Internet, other competitors have established similar websites. HealthAxis' principal online competitors are Intuit's InsureMarket (www.insuremarket.com), Quotesmith (www.quotesmith.com), Insweb (www.insweb.com) and ehealthinsurance.com (www.ehealthinsurance.com). In addition, in the area of health insurance sales, HealthAxis will compete with large insurance and financial service companies with established insurance agent networks as well as with independent insurance agents and brokers. Substantially all of HealthAxis' potential competitors have longer operating histories, significantly greater financial, marketing and other resources, greater name recognition and significantly larger existing customer bases than HealthAxis. These competitors may be able to respond more quickly to changes in consumer preferences and to devote greater resources to the development, promotion and sale of their products or to claims processing services than HealthAxis. In addition, UICI significantly increased its ownership interest in HealthAxis as a result of the Insurdata merger. Although the existence of UICI as a major shareholder may deter other insurance companies from offering their products over the HealthAxis website in the future, HealthAxis believes UICI's share ownership has not been an impediment to entering into agreements with new insurance companies to date.

         The application solutions group's potential competitors in the healthcare technology area include specialty healthcare information technology companies, software vendors and large data processing and information companies. HealthAxis believes that application solutions group's major competitors include Healtheon/WebMD, RIMS, Erisco, El Dorado, TXEN, a division of Nichols Research Corp., and Amisys Managed Care Systems, Inc., a division of HBOC. The application solutions group also competes with the internal information resources and systems of certain of its prospective and existing clients. These competitors could develop or offer superior functionality with respect to specific or overall applications. Potential and current clients may prefer other features of competitive products or pricing could erode as competition becomes more intense. Some of the application solutions group's current and potential competitors are larger, better capitalized and have greater financial and operating resources than HealthAxis. In addition, current and potential competitors, including providers of information technology to other segments of the healthcare industry, may establish joint marketing arrangements or other relationships with new competitors that emerge. See "Description of the Business of HealthAxis -- Competition."

If HealthAxis is unable to continue to secure the additional financing necessary to sustain and expand its business, its business will not succeed.

         HealthAxis expects that it will be required to raise additional funds over the long-term to sustain and expand its sales, marketing and development activities. HealthAxis will have to do this in light of the emergence of several well-financed competitors and the ongoing technological enhancements which are necessary in order for HealthAxis to remain competitive.

         HealthAxis' current funding commitments for its Internet marketing agreements will be approximately $5.0 million in 2000. Although HealthAxis believes that the funds previously raised during fiscal 1999 will be sufficient to fund HealthAxis' operations through fiscal 2000, unforeseen events may render these funds insufficient. As a result, HealthAxis may need to seek external debt and/or equity financing. Adequate funds on terms acceptable to HealthAxis, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing shareholders. The inability to obtain sufficient funds from operations or external sources would jeopardize future operations.

Errors in the applications solutions could detract from the reliability and quality of the application solutions group's information systems, which in turn, would have an adverse effect on HealthAxis' business.

         The claims and administration segment of the healthcare industry demands a high level of reliability and quality from its information systems. Although the application solutions group devotes substantial resources to meeting these demands, its application solutions may, from time to time, contain undetected errors. These errors may result in loss of data, a reduction in the ability to process transactions, or loss of, or delay in, market acceptance of its application solutions. Many of the application solutions group's service agreements contain performance standards, and the application solutions group's inability to meet these standards could result in the early termination of these agreements as well as financial penalties. Because of the importance of the application solutions group's application solutions, errors or delays would have a negative impact on HealthAxis' business.

         HealthAxis has attempted to limit contractually and through insurance coverage its damages arising from negligent acts, errors, mistakes or omissions in rendering its services; however, these contractual protections could be unenforceable or insufficient to protect HealthAxis from liability for damages in connection with the successful assertion of one or more large lawsuits.

HealthAxis may be unable to protect its proprietary technology.

         HealthAxis' success depends to a significant extent on its ability to protect the proprietary and confidential aspects of its software applications and the tradenames associated with them. HealthAxis relies upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and various security measures to protect these proprietary rights. HealthAxis' software applications are not patented and existing copyright laws offer only limited practical protection. These legal protections afforded to HealthAxis or precautions taken by HealthAxis may be inadequate to prevent misappropriation of its technology or the tradenames associated with them. Any infringement or misappropriation of HealthAxis' proprietary software applications or the related tradenames could have the effect of allowing competitors to use its proprietary information to compete against HealthAxis. In addition, these limited protections do not prevent independent third-party development of functionally equivalent or superior technologies, products or services.

HealthAxis may be subject to trademark and service mark infringement claims.

         As competing healthcare information systems increase in complexity and overall capabilities and the functionality of these systems further overlap, HealthAxis could be subject to claims that its technology infringes on the proprietary rights of third parties. These claims, even if without merit, could subject HealthAxis to costly litigation and could direct the time and attention of its technical and management teams. Further, if a court determined that HealthAxis infringed on the intellectual property rights of a third party, HealthAxis could be required to:

         o  develop non-infringing technology or tradenames,

         o  obtain a license to the intellectual property,

         o stop selling the applications or using names that contain the infringing intellectual property, or

         o  pay substantial damages awards.

HealthAxis may be unable to develop non-infringing technology or tradenames or to obtain a license on commercially reasonable terms. Any of the above listed potential court-ordered requirements would adversely impact HealthAxis' profits.

         In December 1998, a third party notified Insurdata that it believed Insurdata had infringed upon a common law trademark held by such party through its use of the name "Insur-Web" because a similar name is currently being utilized by the third party. In addition, HealthAxis was notified by the U. S. Patent and Trademark Office that it had preliminarily denied registration of the service marks "HealthAxis" and "HealthAxis.com" on the basis of potential confusion with an allegedly similar registered service mark. HealthAxis is attempting to overcome the U.S. Patent and Trademark Office's preliminary denial by negotiating a consent with the party holding the similar mark. This party has verbally agreed to HealthAxis' registration of these marks. Until HealthAxis reaches a final agreement with this party and the U.S. Patent and Trademark Office approves this agreement, HealthAxis can not provide any assurance as to whether it will be successful in overcoming the U.S. Patent and Trademark Office's denial. See "Description of the Business of HealthAxis -- Intellectual Property and Technology."

A catastrophic loss at HealthAxis' data center or a data center of HealthAxis' key business partners could cause significant interruptions and loss of revenues.

         The application solutions group's principal computer equipment and application systems are maintained in North Richland Hills, Texas. Although HealthAxis' application solutions group maintains back-up systems in order to continue operations, interruption or loss of HealthAxis' transaction processing capabilities even for a period of time could result in a reduction in revenues. The consumer services group and certain key business partners maintain critical computer operations at a single facility. In the event of a catastrophic loss at this facility, resulting in destruction of HealthAxis' computer operations, HealthAxis would experience a significant interruption of its business until an alternative site is established. Further, contractual limitations relating to those losses or available insurance may be insufficient to compensate HealthAxis for losses due to HealthAxis' inability to provide services to its clients. See "Description of the Business of HealthAxis -- Intellectual Property and Technology."

HealthAxis' failure to meet certain performance standards described in its service agreements could have a negative effect on its business.

         Many of HealthAxis' service agreements contain performance standards and the failure by HealthAxis to meet these standards could result in the termination of these agreements as well as financial penalties, which could have a negative effect on HealthAxis' revenues. If HealthAxis' network infrastructure is unable to support the variety and number of transactions and users anticipated, or if HealthAxis is unable to maintain performance standards, HealthAxis' business would be negatively effected.

The loss of one or more of the application solutions group's large clients would have a detrimental effect on HealthAxis' financial condition.

         HealthAxis expects that a small number of clients, including UICI and its subsidiaries, will continue to account for a substantial portion of the application solutions group's total revenues for the foreseeable future. The loss of one or more of these significant clients, or the failure of the application solutions group to generate anticipated revenue from these clients, would have a detrimental effect on HealthAxis' financial condition. See "Description of the Business of HealthAxis -- Application Solutions Group's Clients" and "Description of the Business of HealthAxis -- Relationship with UICI."

         UICI, a major shareholder of HealthAxis, and its subsidiaries constitute, in the aggregate, the application solutions group's largest client. UICI and its subsidiaries accounted for approximately 60% of the Insurdata's revenues in 1999. A portion of the revenue from UICI in the past was for year 2000 services which were completed during 1999. However, UICI and its subsidiaries are expected to remain HealthAxis' largest client for the foreseeable future. To the extent UICI or its subsidiaries experience financial difficulties, the financial performance of HealthAxis may be negatively impacted. In addition, if UICI sells additional shares of its HAI stock following completion of the merger, the value of the HAI stock could be reduced. See "--Description of the Business of HealthAxis - Application Solutions Group's Clients" and "Description of the Business of HealthAxis - Relationship with UICI."

HealthAxis' operations outside of the United States may subject it to additional risks.

         HealthAxis conducts operations related to the conversion of insurance claims information to electronic form in Jamaica through Satellite Image Systems (Jamaica) Limited, a Jamaican subsidiary of HealthAxis Imaging Services, LLC, which is a wholly owned subsidiary of HealthAxis. Foreign operations generally involve greater risks than do operations based solely in the United States. Foreign economies differ favorably or unfavorably from the United States' economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country's currency and real property. In addition, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Many of these risks are more pronounced for activities in developing countries, such as Jamaica. HealthAxis' management has limited experience in the area of foreign operations.

Internet Related Risks

HealthAxis' future revenues depend upon whether consumers will accept the Internet as a medium for health insurance sales.

         HealthAxis has limited experience in the online insurance sales business. Online purchases of health insurance policies is a relatively new development, and it is unclear whether the market will accept the Internet as a medium for insurance sales.

         HealthAxis' future success will depend in part on its ability to significantly increase revenues, which will require the development and widespread acceptance of the Internet as a medium for insurance sales. Consumers who are willing to purchase relatively simple, low cost and low risk items such as compact discs, flowers, books and groceries over the Internet may not be willing to purchase complicated and higher cost items such as health and related insurance policies in the same manner. Further, consumers who buy other items on the Internet may prefer to discuss insurance decisions with an insurance agent in person instead of buying insurance through the Internet. Finally, consumers may be unwilling to divulge highly personal medical information through the Internet. See "Description of the Business of HealthAxis -- Privacy Policy."

HealthAxis' products may not be attractive to enough customers to generate significant revenues.

         HealthAxis' products, application process, pricing and Internet based claims processing may not be attractive to a sufficient number of users to generate significant revenues to sustain profitable operations. In addition, HealthAxis may be unable to anticipate, monitor and successfully respond to rapidly changing technology and consumer preferences so as to continually attract and retain a sufficient number of customers. HealthAxis may also be unable to develop and implement competitively priced products that allow it to attract, retain and expand its customer base. See "Description of the Business of HealthAxis -- The Health Insurance Industry."

HealthAxis depends upon technology licensed from third parties for the success of its operations.

         HealthAxis relies upon a variety of technology that it licenses from third parties, including its database and Internet server software, which is used in HealthAxis' website to perform key functions, and the application solutions group's mainframe servers. These third-party technology licenses may not continue to be available to HealthAxis on commercially reasonable terms. The loss of or inability of HealthAxis to maintain or obtain upgrades to any of these technology licenses could result in delays in completing its proprietary software enhancements and new development until equivalent technology could be identified, licensed or developed, and integrated. See "Description of the Business of HealthAxis -- Intellectual Property and Technology."

Insurance Industry Related Risks

HealthAxis' success depends in part on its ability to develop new products which respond to changes in the insurance industry.

         HealthAxis' success will depend in part upon its ability to develop and provide new products that meet consumers' changing health insurance needs and changes in government requirements. During recent years, the health insurance industry has experienced substantial changes, primarily caused by healthcare legislation, originally at the state level, and more recently at the federal level. The introduction of managed care organizations has also affected the health insurance industry. Additionally, over the past several years the rapid growth of health maintenance organizations and preferred provider organizations and the organization of healthcare providers in new ways such as physician hospital organizations, has dramatically changed health insurance sales. HealthAxis' future success will depend, in part, on its ability to effectively enhance its current products and claims processing capabilities and to develop new products in the changing healthcare environment on a timely and cost-effective basis.

Insurance regulations may increase HealthAxis' costs to maintain compliance.

         The insurance industry is one of the most highly regulated fields. As a result, HealthAxis is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. State laws also regulate product marketing and advertising on the Internet. Compliance with future rules and regulations could increase HealthAxis' operating costs. The insurance products offered by HealthAxis must be approved by HealthAxis' carrier partners in the various states in which those products are offered. The carrier partners are also subject to extensive supervision and regulation at the state level. HealthAxis could be adversely affected if its carrier partners are unable to obtain approval for the products which HealthAxis plans to offer on its website or are otherwise adversely affected by actions taken by state regulatory authorities against any carrier partner.

         Under the Health Insurance Portability and Accountability Act of 1996, the Secretary of Health and Human Services is required to adopt national standards for health information transactions and the data elements used in those transactions. In addition, the Secretary is required to adopt safeguards to ensure the integrity and confidentiality of health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, imprisonment. HealthAxis' proprietary applications are designed to enable compliance with current insurance regulations; however, these regulations could change or new regulations could be adopted, which could require HealthAxis to expend additional financial and managerial resources in order to comply with any revised or new regulations. The adoption of new standards could negatively affect the means by which HealthAxis processes transactions or the availability to and use of claims data by HealthAxis in providing its services. See "Description of the Business of HealthAxis -- Regulation."

         HealthAxis also faces regulatory risk because most of the laws and regulations governing insurance agents contemplate or assume paper-based transactions and do not currently address the delivery of required disclosures or other documents through electronic communications. Additionally, many states have not yet enacted laws or regulation which specifically allow for electronic signatures instead of traditional signatures. Until these laws and regulations are revised to clarify their applicability to electronic commerce, offering of insurance products and services through the Internet or other means of electronic commerce will be subject to uncertainty as to compliance with these laws and regulations. HealthAxis' policies and procedures may not be deemed acceptable by any regulatory body examining its activities in light of these potentially different laws and regulations.

Investment Related Risks

UICI may make decisions which some shareholders do not consider to be in their best interest.

         Upon completion of the reorganization with HAI, UICI will own 43.2% of HAI's outstanding common stock and will have the ability to vote 21.1% of HAI's outstanding common stock. As a result, UICI may have sufficient voting power to influence the outcome of all corporate matters submitted to the vote of shareholders, including:

         o  the election of directors;

         o  changes in the size and composition of the Board of Directors;

         o  mergers;

         o  tender offers; and

         o  open-market purchase programs.

The open-market purchase programs could give shareholders of HealthAxis the opportunity to realize a premium over the then-prevailing market price for their shares. In addition, the concentration of ownership in UICI could have the effect of delaying or preventing a change in control of HAI and may affect the market price of the common stock. See "Description of the Business of HealthAxis -- Relationship with HAI and UICI."

         In connection with the reorganization with HAI, it is intended that UICI, HealthAxis, HealthAxis Acquisition Corp, HAI and Messrs. Ashker and Clemens will enter into a shareholders' agreement which will provide that HAI and UICI will each select three nominees for election as directors and will mutually select three additional nominees. All parties to the agreement will agree to vote all HAI shares owned by them in favor of these nominees.

Two of HAI's officers and directors are also large shareholders and may influence the outcome of matters requiring shareholder approval.

         Alvin H. Clemens, the Chairman of HAI and HealthAxis is also HAI's largest shareholder. As of December 31, 1999, Mr. Clemens owned, either directly or indirectly, 2,499,500 shares (including options) or 18.2% of HAI common stock. These share ownership numbers exclude shares for which Mr. Clemens disclaims beneficial ownership and includes 683,534 shares that Mr. Clemens has the right to acquire pursuant to exercisable options. In addition, in connection with the sale of a HAI subsidiary, HAI transferred 100,000 shares of Series A preferred stock of HealthAxis acquired from a HAI subsidiary to AHC Acquisition, Inc., a company owned by Mr. Clemens. Accordingly, Mr. Clemens through his ownership interest in HAI and in AHC Acquisition, Inc. could influence the outcome of any matter requiring shareholder approval of HealthAxis, if these matters were deemed by the shareholders of HAI to be in their best interests. See "Item 13 -- Certain Relationships with Related Transactions."

         In addition, Michael Ashker, a director and the President and Chief Executive Officer of HealthAxis and HAI, beneficially owns 718,076 shares of HAI's common stock, including options. In an amended Schedule 13D, dated November 15, 1999, filed by Mr. Ashker, Lynx Capital Group, LLC, Van Kasper & Company, Lynx Tech Fund, L.P., Lynx Healthtech Fund, LLC, Kenneth Brown, Deidre Holt and Edward W. LeBaron, Jr., Mr. Ashker reported sole voting and dispositive power with respect to 394,776 shares of HAI common stock and shared voting and dispositive power with respect to 323,300 shares. Mr. Ashker was the sole manager of Lynx Capital Group, LLC, which acts as an investment advisor to and general partner of Lynx Tech Fund, L.P., which is an investment limited partnership. Mr. LeBaron is currently serving on the Board of Directors of HAI and HealthAxis. Mr. LeBaron reported sole voting and dispositive power with respect to 38,571 shares of HAI common stock. Pursuant to a consulting agreement between HAI and Lynx Capital Group, LLC, Lynx Capital Group, LLC was granted currently exercisable warrants to purchase 400,000 shares of HAI's common stock. Of this amount, Lynx Capital Group, LLC transferred warrants to purchase 300,000 shares of HAI common stock to Mr. Ashker. Mr. Ashker has also been granted options to purchase 991,000 shares of HealthAxis common stock, at an exercise price of $1.77, all of which are currently exercisable. Mr. Ashker was also awarded options to purchase 145,000 shares of HealthAxis common stock at an exercise price of $5.77 which are exercisable over a two year period commencing in April, 1999, options to purchase 55,000 shares of HealthAxis common stock at an exercise price of $12.00 which are exercisable over a two year period commencing in November, 1999 and options to purchase 100,000 shares of HealthAxis common stock at an exercise price of $15.00 which are exercisable over a two year period commencing in February, 2000. See "Item 13 - Certain Relationships and Related Transactions."

         In addition, Messrs. Ashker and Clemens, by virtue of their positions as trustees of certain voting trusts, have shared voting power with the other trustees over 25.4% of HealthAxis' outstanding capital stock. Accordingly, through their share ownership and positions on the board of directors of HAI,

Messrs. Ashker and Clemens could influence the outcome of matters requiring HealthAxis or HAI shareholder approval.

Potential conflicts of interest could arise because some people serve as directors, officers or employees of either HAI or UICI and HealthAxis.

         Various conflicts of interest between HealthAxis and HAI could arise because persons serving as directors, officers and employees of both HealthAxis and HAI may have conflicting duties to each. Alvin H. Clemens, the Chairman of HealthAxis, also serves as HAI's Chairman. Michael Ashker, the President, Chief Executive Officer and director of HealthAxis, is President and Chief Executive Officer and a director of HAI. An affiliate of Mr. Ashker is serving on HAI's board of directors and on HealthAxis' board. Ownership interests of HealthAxis' directors and officers in HAI common stock could also create, or appear to create, potential conflicts of interest when these directors and officers are faced with decisions that could have different implications for HealthAxis and for HAI. This is also true with respect to Gregory T. Mutz, Chief Executive Officer of UICI, and Patrick J. McLaughlin, who are directors of HealthAxis and its largest shareholder, UICI. These individuals will become directors of HAI in connection with the merger. Mr. Mutz is also the Chief Executive Officer of UICI. See "Description of the Business of HealthAxis -- Relationship with HAI and UICI."

Potential conflicts of interest may arise between HealthAxis and UICI regarding the products and services provided by HealthAxis.

         Conflicts of interest may arise between HealthAxis and UICI in a number of areas relating to their past and ongoing relationships, including the nature, quality and pricing of services rendered by HealthAxis to UICI and its subsidiaries or by UICI and its subsidiaries to HealthAxis, sales or distributions by UICI of all or any portion of its ownership interest in HealthAxis, or UICI's ability to effect the management and affairs of HealthAxis. UICI and HealthAxis may be able to resolve any potential conflict, however, if resolved, HealthAxis may not receive a more favorable resolution than if it were dealing with an unaffiliated party. See "Description of the Business of HealthAxis -- Relationship with HAI and UICI."

None of the HealthAxis intercompany agreements are subject to arm's-length negotiations.

         Because HealthAxis was a majority-owned subsidiary of HAI, none of the intercompany agreements, including the registration rights agreement transferred to AHC Acquisition Corp., resulted from arm's-length negotiations. These agreements may include terms and conditions that may be more or less favorable to HealthAxis than terms contained in similar agreements negotiated with third parties. See "Description of the Business of HealthAxis -- Relationship with HAI and UICI."

         As a result of UICI's control of Insurdata prior to the merger of Insurdata and HealthAxis, none of the terms of Insurdata's contracts with UICI and its subsidiaries, including the outsourcing agreement entered into between Insurdata and UICI, were subject to arm's-length negotiations between the parties. As a result, these agreements include terms and conditions that may be less favorable to HealthAxis than terms contained in agreements negotiated with third parties. See "Description of the Business of HealthAxis -- Relationship with HAI and UICI."

HAI does not pay cash dividends and does not intend to pay cash dividends in the future.

         HAI has not paid a cash dividend on its common stock since its inception in 1982 and is restricted from declaring and paying dividends by the provisions of a guarantee agreement entered into in connection with a reinsurance agreement between Reassurance Company of Hanover and HAI's former wholly-owned subsidiary, Provident Indemnity Life Insurance Company. HAI currently intends to retain all earnings to finance the expansion of its business and does not anticipate paying cash dividends in the foreseeable future. In the future, HAI's ability to pay dividends will be dependent upon the ability of its subsidiary, HealthAxis, to pay dividends to HAI. HealthAxis currently intends to retain future earnings, if any, to fund the development and growth of its business. Any future determination to pay cash dividends on its common stock or preferred stock will be at the discretion of the board of directors and will be dependent upon HealthAxis' financial condition, operating results, capital requirements and other such factors as the board of directors deems relevant. In the past, HAI paid cash dividends on its Series A preferred stock at the rate of $0.0636363 per share, per quarter from 1993 to June 30, 1999.

Certain provisions of Pennsylvania law and provisions of HAI's amended and restated articles of incorporation could have an anti-takeover effect and limit the possibility of HAI shareholders disposing of their shares at a premium price.

         Certain provisions of Pennsylvania law and HAI's proposed amended and restated articles of incorporation could make it more difficult for a third party to acquire, or could discourage a third party from attempting to acquire control of the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of HAI common stock. HAI's board of directors is not aware of any attempts to take control of HAI and has not proposed amended and restated articles of incorporation with the intent that the increase in authorized shares be used as an anti-takeover device. However, the increase in the authorized capital stock of HAI may prevent or discourage a third party from acquiring control of HAI. These take-over attempts or merger proposals often include an offer to acquire shares of the target company at a higher price than generally available. HAI's board of directors may issue these additional shares of common stock or preferred stock without any additional shareholder approval. If the increase in the authorized shares or the issuance of the authorized shares discourages take-over attempts, shareholders may not have the opportunity to take advantage of these premium prices.


                    DESCRIPTION OF THE BUSINESS OF HEALTHAXIS

General

         HealthAxis is a leading online insurance provider of fully integrated, end-to-end solutions for health insurance distribution and administration which utilize the Internet. HealthAxis serves both consumers and insurance companies that underwrite policies, independent entities that administer claims processing and payment, Blue Cross/Blue Shield plans, and self-insured employers. These entities which are responsible for the processing and payment of insurance claims are referred to as payers in the insurance industry and in this document. HealthAxis' consumer services group is an online retailer of health insurance products and related consumer services. HealthAxis' application solutions group offers a platform of Internet based software applications and services to payers designed to enhance the efficiency and effectiveness of the claims administration, benefits enrollment, benefits maintenance and conversion of insurance claims information to electronic form involved in the administration of health insurance. The application solutions group also provides the administrative backbone for the consumer services group thereby creating a full service, Internet based insurance agency.

         Through its consumer-oriented website, www.healthaxis.com, HealthAxis offers consumers access to educational materials, personal profiling tools, instant quotes, and the ability to purchase health insurance entirely within the online environment. The HealthAxis website guides a consumer through every step in the health insurance purchase process, from education and price quotation through enrollment and post sale service. HealthAxis believes that no other insurance website currently matches HealthAxis' ability to cover all pre- and post-sale activities completely online. HealthAxis believes that its consumer-focused online distribution service enhances both the decision-making and purchasing experience, by giving prospective customers relevant, personalized and real-time information along with the convenience of shopping online 24 hours a day, seven days a week. HealthAxis believes its website provides a superior decision-making and purchasing experience to those currently available through either the traditional distribution system or online competitors.

         HealthAxis does not underwrite insurance, but functions strictly as an online insurance agency. By selling directly to consumers via the Internet, HealthAxis can significantly reduce the cost of product distribution as compared to the traditional agent-based distribution system. HealthAxis targets the individual and small group health insurance markets through its website, www.healthaxis.com. (References in this document to consumers or customers refer to individuals as well as small groups served by the website.) HealthAxis' website is accessible directly, or through one of the Internet portals with which HealthAxis entered into an agreement. HealthAxis will target the large group market with ancillary insurance products by cross-selling into the application solutions group's client base of large group employers.

         HealthAxis' consumer services group has entered into carrier partner agreements with 12 insurance companies, including Aetna US HealthCare, Aegon, UICI, US Life, WellPoint Health Network Inc. and Fortis Health. HealthAxis has also entered into a national marketing alliance with the National Blue Cross and Blue Shield Association. The insurance companies which have entered into agreements with HealthAxis are referred to as carrier partners. These carrier partners have agreed to distribute health insurance products online through the HealthAxis website. HealthAxis' network of carrier partners provides products in all 50 states and the District of Columbia, including medical, individual medical, small group medical, dental, vision, life, prescription drug and disability insurance. Individual medical from WellPoint, major medical from Celtic and Ceres Group, small group medical from Aetna, dental/vision from Security Life, short term medical and student medical plans from Fortis, and a prescription drug benefit card plan offered by Aegon are currently available for purchase on the HealthAxis website. HealthAxis intends to regularly add new plans and new carriers to its website. HealthAxis' objective is to offer its customers a choice of carriers in each market.

         HealthAxis' application solutions group provides integrated proprietary software applications that address the workflow and processing inefficiencies embedded in the healthcare insurance industry. The software enables carriers, independent entities that administer claims processing and payment and large group employers to reduce costs and improve customer service through the use of online benefits enrollment and administration services. These software applications increase the efficiency of a client's operations by eliminating paper-based processes and improving the client's ability to capture, process and share data with plan members and other industry participants within the healthcare system. These products, in conjunction with the HealthAxis' online distribution capabilities, create an Internet based insurance agency which provides all the services of a traditional insurance agency without assuming any underwriting risk.

         The application solutions group offers the suite of proprietary integrated workflow and business software applications described below. The application solutions group suite of software applications includes Insur-Web, Insur-Image, Insur-Voice, Insur-Enroll, Insur-Admin and Insur-Claim.

         In addition, the application solutions group offers the following products and services:

         Systems Integration and Technology Management Services which provide clients with cost-effective design, development and implementation of technical solutions for healthcare organizations and consist of four primary offerings: information technology planning, multi-vendor system integration, application software maintenance and workflow automation.

         Imaging and Electronic Data Capture Services which provide outsourcing services to efficiently convert paper healthcare claims into electronic transactions. Additionally, HealthAxis provides mailroom services to sort incoming healthcare claim forms prior to imaging.

         Web Based Image Storage and Retrieval which provides claims image retrieval services via the Internet from a standard desktop personal computer using a web browser.

         The application solutions group's clients include large insurance carriers, Blue Cross and Blue Shield organizations, independent entities that administer claims processing and payment, self-funded employers, and other industry participants. The application solutions group also offers systems integration, technology management and data capture services to these same customer client groups.

         The application solutions group has over 20 years of experience building software applications and developing systems for the healthcare payer industry. The application solutions group's current client base represents approximately 800,000 insured lives (excluding covered dependents) enrolled under the proprietary software applications and approximately 2,000,000 claims per month through the data capture services. Prior to its merger into HealthAxis, Insurdata (now HealthAxis' application solutions group) generated approximately $38.2 million in revenues for the year ended December 31, 1998 and approximately $42.9 million in revenues for the year ended December 31, 1999.

Historical Development and Insurdata Merger

         HAI incorporated HealthAxis in March 1998 for the purpose of selling insurance products on the Internet. The health insurance expertise supplied by HAI based upon its 100 years of experience as an underwriter of individual health insurance policies was critical in the initial stages of HealthAxis' development as an online insurance agency. HAI also provided capital resources as well as the initial products sold on the HealthAxis website. During 1998 and 1999, HealthAxis entered into marketing agreements with several Internet portals in order to build HealthAxis brand awareness. During 1999, HealthAxis expanded from 15 to 105 employees, entered into carrier partner agreements with nationally recognized insurance companies to sell products on its website, commenced interactive marketing of its website through agreements with Internet portals, expanded and enhanced its website and raised capital through several private placements of its securities.

         In December 1998, HealthAxis initiated online insurance distribution through America Online and the World Wide Web though the "soft launch" of one of HAI's products in 18 states. The objective of the soft launch was to provide a controlled environment through which HealthAxis could minimize service problems in the delivery of insurance products.

         During 1998, the board of directors of HAI made a strategic decision to sell its insurance underwriting business and focus its capital and managerial resources on e-commerce sales of insurance through HealthAxis. In pursuit of this goal, between December 1998 and November 1999, HAI sold its traditional insurance businesses in a series of unrelated transactions, including the sale of PILIC to AHC Acquisition, Inc. As a result of these sales, at the end of 1999, HealthAxis was HAI's only operating subsidiary. During 1999, HealthAxis continued to focus on expanding the geographic scope and diversity of the products offered on its website through its carrier partner agreements with nationally recognized insurance companies. Throughout 1999, HealthAxis continued to integrate new carrier partner products on its website and make additional technological enhancements to its website.

         HealthAxis determined that, despite its efforts to hire information technology employees, it needed to outsource certain aspects of the carrier integration process to Insurdata Incorporated, a subsidiary of UICI, in order to rapidly integrate carrier partners on its website. HealthAxis' relationship with Insurdata highlighted HealthAxis' need to upgrade its technical capabilities in order to capitalize on the competitive advantage created by rapidly integrating new carrier partners on its website. In August of 1999, HealthAxis began negotiations with Insurdata to merge Insurdata into HealthAxis. HealthAxis' reasons for pursuing the merger with Insurdata included the following:

         o Acquire technical expertise. Insurdata had over 300 software engineers with substantial experience in the workflows applicable to the health insurance industry's business processes. HealthAxis' management believed its technological leadership in the healthcare payor segment of the insurance industry would be invaluable to HealthAxis' growth.

         o Accelerate carrier partner integration process. Management believed Insurdata's technological expertise and staff of information technology professionals were critical to the acceleration of the carrier partner integration process.

         o Increased Revenues. Insurdata's revenues were $42.9 million in 1999.

         o Enhance attraction of products and services to insurance payers. Management believed that the addition of the ability to offer an end-to-end Internet based set of services to insurance payers was more attractive to insurance industry participants than solely distribution services.

         o Improve ability to raise capital. Management believed that an established revenue base, seasoned management and significantly greater technological resources would improve HealthAxis' ability to raise capital.

         On December 6, 1999, HealthAxis, Insurdata, HAI and UICI entered into an agreement and plan of merger which set forth the terms and conditions under which Insurdata was merged with and into HealthAxis. As part of this merger, Insurdata became HealthAxis' applications solutions group. The companies completed the merger on January 7, 2000. As a condition to the merger, UICI required HealthAxis to raise at least $55 million in additional capital in order for HealthAxis to implement its business plan.

         Since its inception, HealthAxis has funded its operations through capital contributions from HAI and the sale of its common and preferred stock or debt convertible into common stock in a series of private placements. On December 7, 1999, HealthAxis completed a $57.7 million private placement of 3,846,003 shares of its common stock at $15.00 per share to accredited investors, including the purchase of 133,333 shares of HealthAxis common stock by HAI. This $57.7 million private placement was a condition to the completion of the Insurdata merger.

         The table below identifies the equity ownership of HealthAxis common and preferred stock before and after the merger of Insurdata. The table excludes options and warrants to purchase HealthAxis stock.

                                  March 14, 2000                            December 31, 1999
                                  --------------                            -----------------
                             Shares              Percentage              Shares              Percentage
                             ------              ----------              ------              ----------
HAI                        15,801,644               34.8%              15,801,644               66.9%
UICI                       17,810,229               39.2%                 866,551                3.7%
AHC Acquisition (1)           100,000                0.2%                 100,000                0.4%
Michael Ashker                      -                  -                        -                  -
Minority Interest          11,714,199               25.8%               6,850,310               29.0%
                           ----------              ------              ----------              ------
Total                      45,426,072              100.0%              23,618,505              100.0%
                           ==========              ======              ==========              ======

(1) AHC Acquisition Inc. is owned by Alvin, H. Clemens who is the Chairman of HAI and HealthAxis.

         As a result of the merger with Insurdata and the December 7, 1999 private placement effected as a condition to the merger, UICI became the largest shareholder of HealthAxis holding 43.6% of HealthAxis' capital stock and HAI's ownership of HealthAxis was reduced to 34.8%. In March 2000, HealthAxis announced that UICI privately placed 2 million shares of its HealthAxis common stock with a single institutional investor. UICI executed the sale to raise cash due to its previously announced unanticipated losses in its unrelated credit card operation. HealthAxis understands that UICI will seek alternatives, other than the sale of additional shares of its HealthAxis stock, to meet future cash needs. However, UICI may be required to sell additional HealthAxis shares in the future. Any sale of a significant amount of HealthAxis shares by UICI could have negative impact on the market price of HAI shares. UICI currently owns 39.1% of HealthAxis.

         Additionally, in connection with the Insurdata merger, UICI entered into two voting trust agreements. These agreements grant voting power over a portion of the HealthAxis common stock held by UICI to the trustees who are also directors of HAI and HealthAxis. Pursuant to the terms of certain voting trust agreements, UICI only has voting control over 19.1% of HealthAxis' outstanding equity securities. In connection with the Insurdata merger HAI, UICI, HealthAxis and Michael Ashker, President and Chief Executive of HealthAxis entered into a shareholders' agreement. Under the terms of the shareholders' agreement, the board of directors of HAI will consist of up to nine members. UICI and HAI may each independently nominate three nominees to the board, and, the remaining three directors will be nominated by mutual agreement of HAI (acting by the vote of a majority of the members of the board who were not nominated by or agreed to by UICI) and UICI. This provision of the shareholders' agreement will terminate with respect to UICI when UICI owns less than 20% of the HAI common stock on a fully diluted basis. In connection with the reorganization, this agreement will be terminated and the parties to this agreement as well as Alvin Clemens and HealthAxis Acquisition, Inc. will enter into a similar agreement.

Health Insurance Industry

         The health insurance industry represents one of the largest segments of the U.S. economy. In 1995, the last year for which industry figures are available, the Health Insurance Association of America reported that total premium revenues for commercial insurers, Blue Cross and Blue Shield plans, self-insured plans and HMOs equaled approximately $321 billion. The Health Insurance Association of America projected a growth rate of 5% to 7% for 1996 and 1997. These insurance payers collectively provided health insurance coverage to over 185 million Americans in 1995. The remainder of the population was either uninsured (roughly 44 million persons) or covered by a government program such as Medicare or Medicaid.

         The method of distributing health insurance varies by market segment. HealthAxis plans to employ a captive sales force to market its products to large and mid-sized employer groups by targeting the company human resource departments of these entities. The human resources staff is then responsible for enrolling the group members in the appropriate plans. Small group (generally 100 lives and fewer) and individual plans are sold primarily through independent agents directly to the consumer/small group decision maker. The traditional system serving individuals and small groups consists of a hierarchy of master general agents, general agents and agents, each of whom creates incremental cost as product flows downstream from the underwriter to the consumer. Agents represent the principal point of interaction with the consumer and are responsible for closing sales. Agents solicit prospects at the local level and help consumers select a policy. This highly labor-intensive system of distribution has existed since the emergence of insurance as a mass market product. HealthAxis believes that the expenses associated with this distribution system represents approximately 20% of the total cost of an individual health insurance product, creating a disintermediation opportunity.

         HealthAxis believes that agents, in addition to generating significant selling costs for insurers, often create a shopping experience that is less than ideal for the buyer. Based upon its research, HealthAxis believes prospective consumers view meetings with agents as inconvenient and dislike sales pressure that is perceived to accompany these meetings. Agents represent the "sellers" (i.e. insurance carriers) and not the "purchaser" of the insurance product. HealthAxis' goal is to position itself as the customer's "trusted advisor."

         HealthAxis believes the Internet can be a significant force in transforming the distribution and marketing of health insurance in the small group and individual retail markets by reducing distribution costs and improving the shopping experience. The type of labor intensive, high-cost distribution system that is currently utilized in the health insurance industry is highly vulnerable to the disintermediation of agents from the sales process. HealthAxis also believes that insurance, as an information-based product, is better suited to Internet distribution than physical products such as books and furniture, items for which the "packing and shipping" components can entirely offset the efficiency of online sales. The Internet offers consumers the ability to "shop" for insurance in an environment that offers 24 hours a day/seven days a week availability, information access, and the ability to control the pace of the buying process, without agent pressure.

         HealthAxis believes that the rapid growth of the Internet has helped to accelerate the development of the market opportunity in Internet insurance distribution. Rapid increases in the number of websites, number of web users, access to the web, and dollar amounts of transactions conducted via the web illustrate the significance of the web as both a center of commerce as well as a mass medium. According to the Emarketer, an Internet market research firm, the number of U.S. online users was approximately 58 million in 1999 and is estimated to increase to approximately 88 million in 2002. The increase in web users is attributable to a number of factors, including the decreasing cost and wider availability of both personal computers and online access as well as an increase in the types of goods, services and content available through the Internet. Emarketer estimates the total value of goods and services purchased over the Internet will grow from $38.9 billion in 1998 to $654.4 billion in 2003.

         Plan Administration. Healthcare plan administration involves providers, payers, managed care organizations, reinsurance carriers, preferred provider organizations, medical and dental claim review staffs, employers and employees. Unlike other insurance types, healthcare insurance administration results in extensive interaction between the consumer and the insurance carrier due to the high number of claims submitted. Each of these participants must be able to share, process and access data in order to perform their respective roles in the healthcare system. However, the fragmentation within the healthcare industry complicates this task.

         It is estimated that over $250 billion each year is wasted through redundant procedures and excessive administrative costs. As the overall healthcare industry has increased in size and complexity, the burden of gathering, processing and managing the approximately 4.6 billion claims generated each year has led to significant administrative bureaucracies, inefficiencies and, consequently, increasing costs. This burden, coupled with the fact that the industry has historically under-invested in information technology, has placed increasing strains on the profitability of the overall industry as pricing pressures and other competitive factors have compressed margins. Recent industry reports conclude that the health insurance industry is 10 to 15 years behind other transaction intensive industries, such as the airline and banking industries, in its use of information technology. This failure to effectively utilize currently available technology is reflected in the higher transaction processing costs incurred within the health insurance industry. HealthAxis believes that the estimated cost to process a healthcare claim can range from $8.00 to $18.50, versus less than $1.00 for a banking transaction.

         HealthAxis believes that the healthcare industry has historically under-invested in information technology due to the limited suitability of existing technological platforms in addressing the needs of the industry. The high degree of interaction and the large volume of transactions among healthcare providers, insurers and managed care companies, independent entities that administer claims processing and payment, employers and employees does not lend itself to the traditional client-server or mainframe environments. These systems, which are designed to operate with dedicated networks, are generally not suited for interfacing among a number of unrelated, external users on a cost effective basis. HealthAxis believes the Internet, which facilitates the rapid deployment of information and provides for cost-effective access to an unlimited number of users, represents the next phase in the evolution of healthcare information technology. Due to the transaction-intense nature of healthcare insurance, HealthAxis believes the online consumer will demand Internet access to healthcare eligibility information, claims status and provider information.

The HealthAxis Solution

         HealthAxis provides a comprehensive set of technology-based solutions for the health insurance industry. The HealthAxis solution addresses both the consumer's needs for a more cost-efficient and information-rich purchase experience and the payer community's need to achieve cost efficiencies in their operations. HealthAxis provides fully integrated insurance distribution and administration solutions which utilize the Internet, serving both consumers and insurance payers. HealthAxis is composed of the consumer services group and the application solutions group.

                                [GRAPHIC OMITTED]

         The consumer services group is an online retailer of health insurance products and related consumer services. The consumer services group targets both the individual and small group insurance markets through its website, www.healthaxis.com. The HealthAxis website provides a fully integrated transaction platform for the sale of health insurance over the Internet. HealthAxis believes its website provides a superior decision-making and purchasing experience to those currently available through either the traditional agent-based distribution system or online competitors. The HealthAxis website guides a consumer through every step in the health insurance purchase process from education and price quotation through enrollment and post sale service. HealthAxis believes that no other insurance website currently matches HealthAxis' ability to cover all pre-and post-sale activities.

         HealthAxis' application solutions group provides integrated proprietary software applications that utilize the Internet to address the workflow and processing inefficiencies embedded in the healthcare insurance industry. The software enables carriers, independent entities that administer claims processing and payment and large group employers to reduce costs and improve customer service through the use of online benefits enrollment and administration services. These software applications increase the efficiency of a client's operations by eliminating paper-based processes and improving the client's ability to capture, process and share data with plan members and other industry participants within the healthcare system, including providers, payers, managed care organizations, agents, reinsurance carriers, employees and employers. In addition, the application solutions group offers these customers related systems integration, technology management and data capture services to these same customer groups.

The HealthAxis Strategy

         HealthAxis' strategy consists of six principal components:

         o  Build HealthAxis Brand Awareness.

         o  Expand Sales Force to Capitalize on Leading Technology.

         o  Provide High Levels of Value and Service to Consumers.

         o Accelerate Carrier Partner Integration by Utilizing Technical Expertise of the Application Solutions Group's Staff.

         o Cross-Sell Payor Services to Carrier Partners and Consumer Services to Existing Application Solutions Group Client Base.

         o  Develop Multiple Distribution Channels.

         Build HealthAxis Brand Awareness. HealthAxis intends to expend resources to build a recognizable, national brand. During 1998 and 1999, HealthAxis established portal relationships with America Online Inc. ("AOL"), Lycos, Inc. ("Lycos"), Snap! LLC ("Snap!"), CNet Inc. ("CNet") and Yahoo! Inc. ("Yahoo"). HealthAxis intends to continue to build awareness of its brand through online marketing by renewing existing agreements, renegotiating agreements with existing portal partners or creating new portal relationships. HealthAxis intends to diversify its marketing approach to include TV, radio, print, direct mail, and the use of public relations to develop brand awareness.

         Expand Sales Force to Capitalize on Leading Technology. The application solutions group has established product leadership through its software applications: Insur-Web, Insur-Enroll and Insur-Image. HealthAxis is committed to capitalizing on its product strength by expanding its sales force in order to increase the market share of these products.

         Provide High Levels of Value and Service to Consumers. A key element of HealthAxis' strategy is to offer a customer-focused environment on its website that provides the consumer with access to relevant, timely product information and an array of interactive profiling tools to provide a customized, user-friendly purchasing experience.

         Accelerate Carrier Partner Integration by Utilizing Technical Expertise of the Application Solutions Group's Staff. A key synergy between the consumer services group and the application solutions group is the applicability of the application solutions group's technical expertise to the carrier partner integration process. The application solutions group's technical staff, with over 300 professionals and over 20 years of experience working with health insurance payers, is expected to support and expedite the carrier partner integration process.

         Cross-Sell Payer Services to Carrier Partners and Consumer Services to Existing Application Solutions Group Client Base. HealthAxis intends to cross-sell its distribution services to the application solutions group's existing client base of large employer groups to provide these clients' employees with access to ancillary health insurance products not offered by the employer including vision care, disability coverage and long term care insurance with integrated, web-enabled product distribution. Concurrently, the application solutions group intends to cross-sell its proprietary software services to the consumer services group's existing carrier partners. Certain of the carrier partners are among the largest payers in the United States and represent a potential source of revenues for the application solutions group's administration services.

         Develop Multiple Distribution Channels. HealthAxis will have the ability to sell to a variety of health insurance consumers, including individuals, small groups, and large groups. Individual and small groups comprise the principal target market of the consumer services group's website. The consumer services group can utilize the application solutions group's client relationships to sell ancillary insurance products, including disability plans, life insurance, critical care coverage and vision care to large group employers.

Revenue Model

         HealthAxis derives a variety of recurring revenue streams from its various business activities. Both the consumer services group and application solutions group feature a transaction-driven revenue model.

         Consumer Services Group Revenues. The consumer services group generates revenues from both commissions from the sale of insurance policies and volume-based marketing assessments. HealthAxis charges its carrier partners a commission, which is levied as a percentage of the dollar amount of premiums sold through HealthAxis for each carrier partner's products. Due to the efficiency of the online channel, HealthAxis believes it can charge a commission that is lower than that assessed by traditional agents, resulting in cost savings to both the insurer and the consumer. The commission fee is the principal source of revenue for the consumer services group. In addition, carrier partners are charged a carrier marketing assessment fee based upon actual premium revenue of the particular product line. The concept behind the carrier marketing assessment fee is to charge the carrier partner an amount similar to what it would allocate to advertising/marketing the same product through traditional agent distribution channels. Carrier marketing assessment revenues vary among the portfolio of carrier partners based upon a variety of factors. While this amount varies by carrier, HealthAxis believes that the industry average is between 2-4% of premiums.

         HealthAxis executes the complete sale of insurance policies rather than generating referrals or leads to insurance agents. Instead of collecting a one-time referral fee, the consumer services group earns monthly revenues for the duration of each policy that is sold through HealthAxis. Further, by remaining the main point of contact for the consumers, HealthAxis will benefit as policies are renewed.

         Application Solutions Group Revenues. The application solutions group generates transaction-based revenues through multi-year or annually renewable contracts with its clients for its proprietary applications. These contracts generally include an up-front payment intended to recoup certain start-up costs incurred by the application solutions group in serving new clients. Typically, these costs are associated with converting the client's existing system, training and other costs incurred to tailor a specific solution for a client. The principal revenue obtained from these contracts is a per-transaction fee, the unit of measure which varies based upon the particular application solution. Some applications are priced on a per-employee per-month or on a per-member (including dependents) per-month basis while others are on a per-image and per-transaction basis. The application solutions group charges its clients for its systems integration and technology services on a time and materials basis. The application solutions group charges its clients for its data capture services, where it converts the client's data from a paper based format to an electronic format, on a per-claim basis.

Products

         HealthAxis provides a comprehensive product set with solutions for both consumers and payers. HealthAxis is capable of providing software services across both the administration and distribution segments of the health insurance market. The following describes the products offered by both HealthAxis' consumer services group and application solutions group.

Consumer Services Group

         HealthAxis' website is located at www.healthaxis.com. HealthAxis believes its website provides a superior retail experience when compared to those currently available either through the traditional distribution system or online competitors. The website can be accessed directly or through one of HealthAxis' portal marketing partners.

         www.healthaxis.com presents a consumer with the following:

         o  Access to insurance information and personal profiling tools;

         o Opportunity to buy online from among a choice of products from leading health insurance providers;

         o Affordable products priced to reflect the efficiencies of Internet based distribution;

         o Informed assistance from licensed professionals through chat, phone or e-mail; and

         o Ongoing customer service through plan and policy information maintained in the customer's personal space.

         HealthAxis launched its service in December 1998 through America Online Inc. This launch involved a single carrier with product distribution in 18 states. The soft launch phase was designed to aid HealthAxis in understanding both the marketplace and the capabilities of its platform. In August 1999, HealthAxis officially launched its website with the addition of its second carrier partner, which expanded HealthAxis' geographic scope to include 38 states and the District of Columbia. HealthAxis offered individual major medical, small group major medical, short-term medical, student medical, dental, vision, and prescription plans, with at least one product available in each of the 50 states and the District of Columbia as of March 27, 2000. Products of additional carrier partners are anticipated to be added during 2000. HealthAxis is licensed in 50 states and the District of Columbia either directly or through its agency employees or wholly owned subsidiaries. See "Description of Business of HealthAxis -- Regulation."

         Product Set. HealthAxis intends to offer a full range of health and related insurance products. HealthAxis' objective is to provide "one stop shopping" for health insurance products. HealthAxis' goal is to offer consumers and small businesses a choice of products from among a selection of quality insurance providers. HealthAxis' insurance product portfolio will include the following:

o  Individual Medical    o  Critical Care          o  College Student Medical
o  Small Group Medical   o  Long-Term Disability   o  Senior Medical
o  Prescription          o  Long-Term Care         o  Senior Life
o  Vision                o  Term Life              o  Other health related products
o  Dental                o  Short-Term Medical

         As of January 31, 2000, HealthAxis had entered into agreements with 12 carrier partners plus a national marketing agreement with the Blue Cross and Blue Shield Association. In addition to its current carrier partner relationships, HealthAxis continues to work towards implementing additional relationships to enhance the depth and breadth of the product portfolio.

         Relevant Information and Customized Advice. HealthAxis believes consumer education is an important component of establishing a relationship with the prospective customer. Consumers can use www.healthaxis.com to gather information about insurance products, the application and underwriting process, and which products are relevant to his or her needs and budget. Resources are available both online and via the customer care center, which can be reached by telephone, live "chat", or e-mail. HealthAxis is building an extensive personalization capability that will enable users to self-profile their health insurance needs. Such online profiling tools will provide an important level of customization to the buyer's shopping experience.

         Quotes. HealthAxis provides instant quotes on available plans. Plan quotes are returned in seconds. The consumer can proceed either directly from his or her quote to an application to purchase the desired policy or to other areas of the website to gather more plan information.

         Application Process. HealthAxis allows a customer to apply for policies online, without traditional paper applications. For each of the products HealthAxis sells, it creates, in conjunction with its carrier partners, an online version of the product's application form. HealthAxis believes the online form provides both a convenience to its consumers and a cost savings to its carrier partners. All of HealthAxis' online applications can be saved so that the consumer may store partially completed forms in a password-protected area for subsequent use. HealthAxis includes in its online forms an array of context-sensitive information to help guide the consumer through the application process. This context-based help is complemented by the availability of licensed insurance professionals via live "chat", e-mail, and a toll free telephone number. Upon completion of an application form, a consumer simply clicks the "send" button to submit the application to HealthAxis, which automatically forwards it to the appropriate carrier partner. A consumer then receives an instant message that confirms receipt of the application.

         Customer Care Center. HealthAxis operates a customer care center in its East Norriton headquarters in order to provide consumers a variety of customer support options, including online "live chat" and telephone assistance. The customer care center staff is composed predominantly of fully licensed insurance professionals. HealthAxis believes these professionals play an important role in ensuring both customer satisfaction and sales conversion.

         As fully licensed insurance professionals, the customer care center staff can assist applicants through the entire purchase process, including:

         o  evaluating the customer's insurance needs;

         o  evaluating insurance plans; and

         o  completing and submitting an application.

The customer care center staff is trained in both insurance and technology to assist customers with product issues, processing questions and technical matters including web browser difficulties. HealthAxis' customer service representatives are available seven days a week.

         Underwriting. HealthAxis does not engage in insurance underwriting. HealthAxis' role is to provide an online platform that connects the applicants and the insurance underwriters. HealthAxis believes its primary function once an application has been submitted is to serve as the conduit for communications between the applicant and the carrier partner. In most cases, applications submitted by customers are electronically transmitted to the appropriate carrier partner or to the carrier partner through its designated independent entity that administers claims processing and payment.

         Insurance products vary in the extent of review required for each applicant. For example, products like dental insurance, vision care, and short-term medical coverage are typically issued without underwriting. Non-underwritten products lend themselves to rapid online fulfillment, given the lack of review required to issue the policy. Other products, like medical insurance, long-term care, or life insurance require underwriting. In such instances, the underwriting process itself is substantially similar to the traditional system. Carrier partner representatives receive the application electronically from HealthAxis' web servers. Upon receipt, the underwriters review the application and contact the applicant, if necessary, to conduct further inquiry. Each carrier partner adheres to its own underwriting standards with respect to the issuance and rating of policies. HealthAxis attempts to select carrier partners for which efficient product fulfillment is a high priority.

         Policy Issuance Process. Once a policy is underwritten, the new HealthAxis policyholder is mailed a plastic identification card with an accompanying welcome letter. The letter directs the policyholder to his or her HealthAxis personal space, a fully secure, online, password protected environment, where HealthAxis has deposited an electronic copy of the policy certificate. The carrier partner is not required to mail physical materials to the applicant beyond any plastic identification card that may be attached to the product. All materials formerly delivered in paper form are now delivered electronically to the applicant through the personal space. The electronic materials include plan information, the doctor/hospital network directory, and other materials. HealthAxis' ability to transform the costly paper flow historically associated with the policy issuance to an efficient electronic document flow represents a cost savings for the carrier partner.

         Post-sale Customer Care. HealthAxis provides each customer with online access to his or her policy information, billing data, claims history and claims status reports. These records are viewable on www.healthaxis.com via the customer's personal space, within which a customer can not only view information, but also maintain and update his or her personal data.

         HealthAxis believes that delivering post-sale services in an online format provides both a convenience to customers and a cost savings to insurers. Under the traditional agent-based system, the customer would be required to call either the agent who sold the product or the underwriter's customer service center. In contrast, a HealthAxis customer can conveniently access his or her plan information 24 hours a day/seven days a week without initiating a conversation with a sales agent. Concurrently, the carrier partners benefit from reduced customer service expenses, because policyholder records can be automatically updated without manual intervention by the carrier partner's staff. HealthAxis believes that its ability to deliver post-sale service to its customers is unique within the online insurance space.

         Billing Process. A consumer can select from payment methods, including credit card or an automatic debit from a bank account. The website is fully enabled to process both credit card and monthly bank account debit transactions.

Application Solutions Group

         HealthAxis' application solutions group is a provider of proprietary applications that address the specific workflow and processing needs of the administration segment of the healthcare insurance industry in an efficient and cost-effective manner. The application solutions group, through its proprietary enrollment and plan administration applications, provides Internet enrollment and online access to claims and eligibility data. The application solutions group's services include proprietary workflow and Internet-enabled business applications that enhance transaction processing and promote the flow of information among constituent users, including providers, payers, managed care and case management organizations, reinsurance carriers, agents, preferred provider organizations, medical and dental claim review staffs, employers and employees. In addition, the application solutions group offers related systems integration, technology infrastructure management and data capture services.

------------------------------------------------------------------------------

                            Data Capture Services
------------------------------------------------------------------------------

------------------------------------------------------------------------------

           Workflow and Business
        Administration Applications                  Systems Integration

 Insur-Web, Insur-Image, Insur-Voice,                Custom Applications
 Insur-Enroll, Insur-Admin, Insur-Claims

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                    Technology Infrastructure Management
------------------------------------------------------------------------------


         Proprietary Applications. The application solutions group offers the suite of proprietary workflow and business applications described below. These products are offered to HealthAxis' clients on a per-employee per-month basis, where the client pays the application solutions group a monthly fee for each enrollee it administers. HealthAxis typically enters into multi-year contracts with clients to whom it supplies these services.

Workflow Applications

         Insur-Web. Insur-Web is the application solutions group's web-enabling technology that provides an Internet gateway to the application solutions group's other proprietary business applications. By enabling the application solutions group's business applications to work via the Internet, the application solutions group allows its clients to provide direct access to systems and data within a secure environment; thereby lowering transaction costs and shortening cycle times for their constituent users. In addition to password protection, Insur-Web employs firewalls, logging tools, encryption technology and virus detection software packages that are designed to prevent unauthorized access to the extranet. Insur-Web can serve as the gateway to the application solutions group's proprietary applications or to the client's legacy systems. This product was released in 1999.

         Insur-Image. Insur-Image is a seamless scanning, optical character recognition and data verification workflow system specifically engineered for claims processing that enables payers to create a paperless environment. HealthAxis uses Insur-Image claim forms to capture, in digital form, claims, attachments and related correspondence. Insur-Image contains a form identification process that automatically identifies the type of claim form and routes it to the appropriate next step in the workflow process, thereby eliminating the need for manual pre-sorting. The image is then processed by an optical character recognition/intelligent character recognition engine. The engine extracts the data from the claim image, thereby minimizing the need for manual data entry. Insur-Image then applies a data verification technology known as Sorted Character Image Verification, to increase data accuracy and measure quality. Insur-Image provides long-term archival image storage. Management believes that the speed and accuracy of its Insur-Image application gives HealthAxis a competitive advantage in the industry. Insur-Image can be used in conjunction with HealthAxis' Insur-Claims system, or can be integrated with an organization's existing claims processing system. This system has been in service for more than five years.

         Insur-Voice. Insur-Voice is a scaleable, flexible, interactive voice response system that provides employees, providers and employers 24-hour a day access to information thereby improving service while reducing customer service costs. Insur-Voice reduces administrative costs by automating the processing of customer inquiries through the use of a menu-driven telephone interface. Using Insur-Voice, the application solutions group's clients can provide a variety of services including interactive enrollment, benefit modification, automated access to provider directories, preferred provider organization pricing, automated eligibility verification and claim status reporting. Insur-Voice can be integrated with the application solutions group's other proprietary application solutions or can be integrated into the client's existing system. This product has been in operation for more than five years.

Business Administration Applications

         Insur-Enroll. Insur-Enroll is an Internet and interactive voice response enabled enrollment and eligibility function. Insur-Enroll provides 24-hour interactive enrollment, eligibility and life event management capabilities. Insur-Enroll supports an unlimited number of benefit plans including health, dental, life, vision and accident and disability, and medical and dependent care flexible spending accounts. Using employee specific demographic information, Insur-Enroll automatically computes coverage levels and pre- and post-tax deductions. A least-cost routing feature allows Insur-Enroll to forward customized forms and confirmation statements to employees automatically through e-mail, fax or regular mail. HealthAxis believes that less than 10% of plan enrollments are executed using the Internet and that this number is expected to increase to over 60% within the next several years. HealthAxis believes that the utilization of the Internet for enrollment services presents a significant cost saving opportunity to insurers, benefit administrators, independent entities that administer claims processing and payment, consultants, self-administered groups and employers, and a significant market opportunity for the application solutions group. The solution was successfully deployed in 1999.

         Insur-Admin. Insur-Admin is a comprehensive benefits administration system that features enrollment, group and individual billing and premium collection and reconciliation for independent entities that administer claims processing and payment, insurers, self-administered groups, health plan network managers and healthcare purchasing cooperatives. Insur-Admin accommodates both interactive and batch enrollment into a wide spectrum of coverages. It allows organizations to track an infinite number of divisions, subdivisions, locations, health classifications and work groupings. Insur-Admin interfaces with a plastic card production system thereby reducing the time required to produce identification cards. A billing function included in Insur-Admin manages individual and group billing and premium collection and reconciliation including the ability to service multi-employer groups that have joined together to negotiate insurance rates. Insur-Admin manages all aspects of Consolidated Omnibus Budget Reconciliation Act, including calculating and collecting Consolidated Omnibus Budget Reconciliation Act premiums, tracking qualifying events and issuing rights and qualification letters and billing coupon books. The system performs Health Insurance Portability and Accountability Act compliance activities, including capturing prior coverage credit days and issuing Health Insurance Portability and Accountability Act certificates upon termination of coverage. Insur-Admin also manages medical and dependent care flexible savings accounts. By integrating Insur-Admin with the application solutions group's Insur-Web, Insur-Image and Insur-Voice applications, clients achieve enhanced workflow efficiencies. Insur-Admin can be implemented in a stand-alone mode, or can be integrated with the application solutions group's claim payment systems. This system has been in service for more than five years.

         Insur-Claims. Insur-Claims is a comprehensive claims processing system for health, dental, vision, short-term disability, executive reimbursement and medical and dependent care flexible spending accounts. A rules-based approach allows Insur-Claims to be fully customized, which allows the system to handle complex benefit structures and provider reimbursement arrangements. Insur-Claims also includes auto adjudication and preferred provider organization repricing functions, which further increases the efficiency of the system. Insur-Claims is utilized by independent entities that administer claims processing and payment, insurers and self-administered groups. Insur-Claims also facilitates utilization management, including pre-certifications, referrals and authorizations, re-bundling and unbundling edits, and 1099 and tax processing. Insur-Claims also accepts electronic data interchange or "EDI" transactions. Insur-Claims can be integrated with the application solutions group's Insur-Web and Insur-Voice applications to provide on-demand access to benefit coverage information such as enrollment and claim status, either through the Internet or over the telephone. This system, combined with Insur-Voice, also enhances the ability of customer service representatives to assist consumers by automatically routing and displaying customer-specific data to a customer service representative upon receipt of a phone call. This system has been in operation for more than five years.

         HealthAxis retains physical and operational control of its proprietary applications which allows the application solutions group to cost-effectively perform application system maintenance and upgrades as all clients utilize the same version of each application. In addition to reducing the costs associated with tracking and distributing application versions, the application solutions group does not incur expenses associated with supporting multiple versions of the same application. Management believes that this approach also reduces the administrative burden on the client, thereby increasing overall client satisfaction.

         Systems Integration and Technology Management. Through its systems integration and technology management services, the application solutions group provides cost-effective design, development and implementation of technical solutions for payers. These services can be supplied independently or as a complete package pursuant to which the application solutions group assumes complete responsibility for the client's information technology operation as is, and, where appropriate, converts the client to the application solutions group's systems. These services are provided to HealthAxis' clients on a time and materials basis. The application solutions group's systems integration services consist of four primary offerings:

         o Information technology planning. The application solutions group's information technology planning services match systems requirements with the clients' long-term business needs to establish the application, data and technology framework.

         o Multi-vendor system integration. Through its multi-vendor systems integration services, the application solutions group delivers solutions composed of custom and packaged software, hardware and communications technologies. This service encompasses defining user and architecture requirements and performing systems design, vendor management, integration testing and implementation.

         o Application software maintenance. The application solutions group offers a variety of management functions in connection with its application software maintenance services, including the management of the client's application software portfolio of legacy and newly-developed systems. The application solutions group's application management services include consulting and implementation of application enhancements, corrective and adaptive maintenance and application support, including training. In situations in which a third-party application software package is a suitable alternative to custom development, the application solutions group undertakes a suitability analysis, evaluates and selects an application package, performs modifications, implements the solution and trains users.

         o Workflow automation. The application solutions group's workflow automation services provide consulting and solution integration focused on improving productivity by automating data capture and shortening processing times. The application solutions group utilizes both its proprietary workflow solutions and custom solutions within its workflow automation services. The application solutions group also offers systems operations for MVS mainframe processors, UNIX and NT server environments, network management for voice, data and e-mail systems (including on LAN environments) and comprehensive client support through its help desk functions.

         The application solutions group applies strong management practices to the systems delivery process through its proprietary Insur-Method software development and systems integration life cycle methodology. Insur-Method is a standardized set of methods and techniques utilized to ensure successful delivery of projects in a timely and cost effective manner and in accordance with client specifications. Insur-Method encompasses all phases of project development from planning, including business analysis and, where applicable, business process reengineering, to development, including programming, to implementation, including technology integration. Insur-Method also encompasses project management through a detailed budgeting process. The application solutions group also utilizes Insur-Method in its applications maintenance services to manage application upgrades, track service levels and measure programmer productivity and maintenance costs. These services are provided exclusively to the healthcare administration industry and are generally provided in connection with one of the proprietary applications. By focusing on healthcare administration, HealthAxis believes it can bring greater value to clients.

         Imaging and Electronic Data Capture. The application solutions group performs imaging or data capture outsourcing services to efficiently convert paper transactions in the form of healthcare claims into electronic transactions. As a complement to its imaging services, the application solutions group also provides mailroom services pursuant to which the application solutions group receives and sorts incoming healthcare claim forms prior to imaging. Processing paper based claims is inherently inefficient and time-consuming. Paper claim forms undergo several processes from the time they are received and sorted in the payor's mailroom to the time the relevant data is captured and entered into the payor's system. These cumbersome processes, coupled with the high volume of claims processed by typical payers, results in a significant and expensive administrative burden on payers.

         The application solutions group utilizes a combination of advanced technology and strong management practices in favorable labor markets in the rural U.S. and Jamaica to efficiently capture and convert large volumes of claims. The resulting data is downloaded to the client's internal claims adjudication database or, for those clients utilizing the application solutions group's claim processing solutions, to the application solutions group's data center for adjudication and payment. HealthAxis offers these services to its clients on a per claim or per image basis.

         Web Based Image Storage and Retrieval. In tandem with claims data capture, the application solutions group provides claims image retrieval services via the Internet. This service features multi-level search capabilities for locating claim images, as well as the ability to dynamically assign claims to various work queues. All claim types are supported including dental X-rays. Image retrieval can be done from standard desktop personal computer using a web browser.

         The application solutions group's imaging and electronic data capture services are provided on a per image basis. The application solutions group provides these services pursuant to multi-year or annually renewable contracts. Claims capture is a vital component of efficient healthcare administration. This service complements all other products and services. In addition, it provides a good entry point with new carrier clients and provides cost efficiencies.

Technology Development

         The application solutions group has an internal technology unit led by the Chief Technology Officer. This unit is designed to support the application solutions group's operating units and their clients through continuing research, development, evaluation and implementation of new technologies. The application solutions group uses a team approach throughout the development phase of new products and product enhancements which involves the active participation of the application solutions group's other business units in the early stages of development. This early involvement is essential to the development and successful implementation of effective technology solutions.

         In addition to project specific tasks, the application solutions group's technology unit continues to enhance the application solutions group's proprietary applications and to develop and test new solutions, including the testing and analysis of applications available in the market. The application solutions group's advanced technology unit is involved in research and development in six core technology areas: web services, workflow, transaction processing, database services, indexing services and communication.

Carrier Partners

         HealthAxis seeks to form alliances with nationally recognized insurance carriers committed to developing the lower cost electronic channel as an important means of distributing healthcare insurance products. Because HealthAxis does not engage in underwriting, HealthAxis relies exclusively on its carrier partners, the insurance providers from which HealthAxis sources its products, in order to be able to offer products to individual and small group consumers. All insurance plans sold on www.healthaxis.com are underwritten by HealthAxis' carrier partners, and not by HealthAxis.

         As of December 31, 1999, HealthAxis had signed agreements with 12 carrier partners. The carrier partner portfolio covers important medical insurance categories, including individual medical, small group medical, dental, vision, disability, term life, prescription drug, and more. HealthAxis has signed most of its carrier partners to exclusive agreements. Under the carrier partner agreements, HealthAxis becomes the sole online distribution intermediary able to build electronic linkages into the carrier partner's systems. These exclusivity provisions generally apply for one to two years from the launch of the product(s) on the website. HealthAxis continues to market to new insurance carriers to increase the product selection available on its website.

         HealthAxis' current portfolio of carrier partners appears in the table below:

                           HealthAxis Carrier Partners
                            (as of December 31, 1999)

Carrier Partner                AM Best Rating(1)            State Availability          Products/Services
-------------------            --------------------------   -------------------------   ------------------------------
1.  Aegon                      NR-5(2)                      49 states                   Discount PCS Plan *
                                                                                        Accidental Death &
                                                                                        Dismemberment
                                                                                        Medicare Supplemental

2.  Aetna/US HealthCare        A-                           50 states (small group)     Small Group Medical *
                                                            3 states (individual)       Individual Medical


3.  Ameritas                   A+                           49 states                   10 year and 20 year Term Life
                                                                                        Group Dental


4.  Blue Cross of              A                            7 states                    Individual Medical*
    CA/WellPoint                                                                        Small Group Medical


5.  Celtic Life Insurance      A-                           35 states                   Major Medical *
    Co.


6.  Ceres Group (Provident     B                            24 states                   Major Medical *
    American Life & Health                                                              Small Group Medical
    Insurance Company)


7.  Fortis Health              A+                           44 states                   Short-term Medical*
                                                                                        Student Medical*
                                                                                        Long-term Care


8.  HPA/Clarendon              A++                          35 states                   Flexible Term Medical


9.  Life Insurance Company     A                            50 states                   Accidental Death and
    of North America (a                                                                 Dismemberment
    CIGNA Company)                                                                      First Diagnosis Cancer


10. Security Life              B+                           41 states                   Individual Dental/Vision *
                                                                                        Group Dental/Vision
                                                                                        Fully insured PCS


11. UICI Midwest Life          A                            38 states                   Individual Medical


12. US Life/American           A+                           50 states                   Group Dental/Vision
     General                                                                            Short-term Disability
                                                                                        Long-term Disability
                                                                                        Group Term Life

------------------------------
(1) AM Best Company Inc. is an independent third-party that rates insurance companies.
(2) AM Best "NR-5" rating can be assigned to a company for which AM Best prepares standard financial reports, but are not to be formally evaluated for the purpose of assigning rating opinions at HealthAxis' request.

* Indicates products currently available on the HealthAxis website, however, these products may not be available in all the carrier partners' available states.

         As of March 27, 2000, HealthAxis offers products of the Ceres Group, Blue Cross of CA/WellPoint, Aetna, Celtic, Security Life, Fortis Health and Aegon through its website. The products offered include major individual medical insurance, small group medical, short-term medical insurance, a student medical insurance product and a prescription plan. HealthAxis has at least one product available in each of 50 states and the District of Columbia. HealthAxis intends to expand its products to all 50 states during the second quarter of 2000.


         The two principal steps in establishing a carrier partner relationship are carrier partner development and carrier partner integration. Carrier partner development is the sales process involved in identifying potential carrier partners and entering into a carrier partner agreement. Carrier partner integration is the process by which a newly signed carrier partner links its legacy systems to HealthAxis' web servers for the purpose of distributing products through HealthAxis' website.

         Carrier Partner Development. HealthAxis employs stringent value criteria in selecting new Carrier Partners. HealthAxis looks for the following characteristics:

         o Do consumers need the product?
         o Does the carrier partner's products fill a gap in HealthAxis' present product portfolio, either in terms of product type or geography?
         o Does the product represent a potentially significant revenue source?
         o Is the product competitive in its features and price?
         o Is the carrier partner committed to e-commerce?
         o Is the carrier partner willing to provide product priced for the lower cost of the Internet channel?
         o Is the carrier partner capable of working with HealthAxis to create the electronic connection between HealthAxis' servers and the carrier partner's systems?

         Carrier Partner Integration. The carrier partner integration process is the key to building a robust product portfolio. A product cannot be sold on HealthAxis' website until the integration team has embedded the carrier's plan including the plan description, rating engines, provider network information and application forms, into the website. The complexity of health insurance underwriting workflows requires a carrier integration staff that has expertise in both technology and insurance in order to be able to efficiently execute their tasks. The consumer services group anticipates that it will be able to leverage the application solutions group's workflow application experience to expedite the carrier partner integration process.

         Carrier partner integration is a multi-step process that takes two to six months to complete. The HealthAxis integration team generates both functional and technical specification documents. Once the requirements are understood, the HealthAxis team begins the programming activities that will execute the newly designed, electronic workflows. Because each carrier utilizes different workflows and means of handling data, HealthAxis believes the application solutions group's substantial experience in the healthcare industry can be invaluable in resolving complex programming problems.

Application Solutions Group Clients

         As of January 7, 2000, HealthAxis' application solutions group had a total of 37 clients, which include insurance carriers, independent entities that administer claims processing and payment, Blue Cross/Blue Shield organizations and self-administered employers. Contracts with these payers are for a multi-year (generally three year) term with annual renewals thereafter.

         The application solutions group's business model of offering its proprietary applications on a transaction basis, plus the difficulty of migrating to a new system, makes it administratively and economically burdensome for such clients to switch to a competitor. As a result of this model and a generally high level of client satisfaction, HealthAxis' application solutions group has enjoyed long-term client relationships. See "Risk Factors - Business Related Risks - The loss of one or more of the application solutions group's large clients would have a detrimental affect on HealthAxis' financial condition."


         As a result of the parent-subsidiary relationship between the application solutions group (formerly, Insurdata) and UICI, the applications solutions group has historically derived a large percentage of its revenues from UICI and its subsidiaries. UICI and its subsidiaries accounted for approximately 60% of Insurdata's total revenues for the year ended December 31, 1999. A portion of the application solutions group's revenue from UICI in the past was for Year 2000 services which have been substantially completed. UICI and its subsidiaries are currently the application solutions group's primary client for its system integration and technology management services. HealthAxis believes that the percentage of the application solutions group's revenues attributable to UICI and its subsidiaries will decline as HealthAxis' marketing efforts continue to expand HealthAxis' base of external clients. See "Risk Factors -- Business Related Risks -- The loss of one or more of the application solutions group's large clients would have a detrimental affect on HealthAxis' financial condition" and "Risk Factors -- Investment Related Risks -- UICI may make decisions which some shareholders do not consider to be in their best interest."


         In addition to UICI and its subsidiaries, two clients, Continental Casualty Company and National Capital Administrative Services, have historically accounted for a substantial portion of the application solutions group's revenue. Continental Casualty Company accounted for approximately 8% of revenues in 1998 and 4% of revenues in 1999. National Capital Administrative Services accounted for 11% of the application solutions group's revenues in 1998. In 1999, the National Capital Administrative Services account was de-centralized into multiple, separately contracted smaller entities. None of those smaller entities generated revenues which were individually significant.

Sales and Marketing

Consumer Services Group

         The primary target markets are the small group and the individual market. Within the individual market, the targeted consumers are individuals who are not covered by a corporate sponsored health plan. Potential individual consumers include people who are self-employed individuals, part-time employees, full-time independent contractors or other individuals who rely upon self-provided health insurance coverage. Within the small group market, HealthAxis intends to focus its marketing efforts on groups of 25 or less, including small office and home office-based individuals. The average size of a group sale should increase over time. The cost-savings resulting from buying direct can be substantial when experienced by multiple employees even for very small groups.

         The consumer services group intends to utilize the application solutions group's large employer relationships to market ancillary health insurance products such as vision care and disability plans to members of large groups. HealthAxis believes this type of worksite marketing program represents an economical means of acquiring new consumers. The application solutions group's presence in worksites gives the consumer services group a unique marketing advantage relative to stand-alone health insurance retailers lacking this ready access to the large group workplace.

         HealthAxis believes its ability to create and continue to strengthen its brand identity is critical to achieving widespread acceptance, particularly in light of the competitive nature of HealthAxis' business. Promoting and positioning its brand identity will depend largely on the success of HealthAxis' marketing efforts and the ability of HealthAxis to provide high quality insurance products and services. In order to promote its brand identity, HealthAxis will need to increase its marketing efforts and its financial commitment to create and maintain brand awareness and loyalty among Internet users.

         Strategic Alliances. HealthAxis' portal marketing partners were the focus of HealthAxis' marketing efforts in 1999. HealthAxis' marketing effort in 2000 will feature a more diversified marketing approach and will include radio, print, TV, outdoor, and direct mail. In addition, HealthAxis has initiated a significant business development effort designed to build retailing partnerships with a multitude of online and offline companies that share the consumer services group's target audiences. In addition, HealthAxis has also entered into a targeted marketing agreement with Yahoo! Inc. See " -- Marketing Agreements" for a description of this agreement.

         Life Event Marketing. HealthAxis' market research indicates that the purchase of health insurance is generally associated with a variety of identifiable life events. These events represent situations in which a potential consumer may recognize a heightened need for insurance and include, among other things, change in job, graduation from college, marriage, birth of a child, divorce, relocation, starting a new business and discontinuing operations of an existing business. These life events generally require the establishment of new financial and healthcare relationships. Identifying these events and targeting individuals experiencing such events are important elements of HealthAxis' marketing strategy.

         Direct Marketing. HealthAxis plans to use direct marketing techniques to target new and existing customers with promotions. HealthAxis plans to e-mail to potential customers highlighting HealthAxis products and the advantages of Internet based insurance product purchases. The Internet allows rapid and effective experimentation and analysis, instant user feedback and efficient personalization of insurance products for each customer, all of which HealthAxis seeks to incorporate in its marketing activities. Direct e-mail to HealthAxis consumers also will be an important driver of HealthAxis' cross-selling efforts. HealthAxis' customer relationship will allow HealthAxis to target existing customers with offers for related, ancillary healthcare insurance products. For example, following the customer's initial purchase of an individual health insurance policy, HealthAxis might send that person an e-mail introducing a long-term disability product.

Application Solutions Group

         The application solutions group recently implemented a coordinated sales and marketing effort. The goals for this sales and marketing effort are to:

         o Target potential clients for the application solutions group's services;
         o Identify opportunities to cross-sell additional services to application solutions group's existing clients;
         o Cross-sell to carrier partners the services of the application solutions group;
         o Assist clients in growing their own businesses, creating additional revenue for the application solutions group; and
         o Increase the application solutions group's visibility within the industry.

In the past, new external clients were generally added as a result of referrals or as a result of direct contact initiated by the client due to the application solutions group's reputation in the industry.

         The application solutions group's current marketing program is designed to raise the visibility of the application solutions group and its products and services, in order to increase sales opportunities. In the past, new external clients were generally added as a result of references or direct contact initiated by the client due to the application solutions group's reputation in the industry. The application solutions group now utilizes the services of an outside advertising firm specializing in the technology sector. The current marketing program consists of multiple channels to reach the application solutions group's target audience. The application solutions group's website, currently at www.insurdata.com, allows prospective clients access to product and service descriptions and Company news. The application solutions group issues press releases regularly through the Internet, public wire services and selected trade publications and pursues advertising and editorial opportunities in key industry trade publications. Both the application solutions group and the consumer services group also exhibit at industry trade shows and conduct direct mail campaigns highlighting HealthAxis' products and services to targeted audiences.

Marketing Agreements

         Agreement with America Online, Inc. HealthAxis' interactive marketing agreement with AOL provided that HealthAxis would be the exclusive third-party direct marketer of certain types of health insurance policies and, subject to certain restrictions, the non-exclusive third-party marketer of certain other types of insurance policies. Under the interactive marketing agreement, AOL advertised the products to its subscribers on AOL's online network and the products were sold online through HealthAxis' website. On March 29, 1999, HealthAxis and America Online, Inc. entered into the second amendment to the interactive marketing agreement, which provided HealthAxis with access to CompuServe and Netscape Netcenter, which HealthAxis believed would expand its marketing scope. The second amendment also provided for a four month "wind down" period in the event HealthAxis elected not to exercise its option to renew its agreement with AOL for an additional term. HealthAxis has paid America Online, Inc. a total of $10.0 million pursuant to this agreement. The initial term expired on January 31, 2000. HealthAxis has chosen not to exercise its option to renew its agreement with AOL HealthAxis is currently negotiating a new agreement with AOL.

         Agreement with Lycos, Inc. HealthAxis' amended agreement with Lycos, Inc. provides that Lycos will make HealthAxis the exclusive provider of medical, HMO, PPO, indemnity, vision, prescription, long-term care, and long-term disability insurance, for a total of approximately $9.1 million, of which $1.7 million has been paid. The term of the agreement will extend for twenty-four months from the launch of the co-branded version of HealthAxis' site if certain sales goals are met. The initial term of 12 months ending April 30, 2000 has a total cost of $2.5 million with the renewal, if certain sales goals are met, of 12 months for an approximate cost of $6.6 million. In addition, HealthAxis will pay Lycos, certain fees based upon the success of sales from the co-branded website.

         Agreement with CNet, Inc. In June 1998, HealthAxis entered into a promotional agreement with CNet whereby CNet would exclusively promote HealthAxis' products on CNet's websites. This agreement was amended on April 14, 1999 to, among other things, revise the current payment schedule and remove Snap! as a party to allow HealthAxis to enter into a separate agreement with Snap! Under the agreement with CNet, CNet promotes HealthAxis as its exclusive provider of certain insurance products for approximately $925,000 during the initial term of the agreement, which extends until August 31, 2000. As of March 1, 2000, HealthAxis paid CNet approximately $650,000.

         Agreement with Snap!, LLC. In April 1999, HealthAxis, CNet and Snap! amended their marketing agreement to remove Snap! as a party so that HealthAxis and Snap!, now a separate entity from CNet, could enter into a new agreement. This agreement allows for HealthAxis to participate in Snap!'s "Insurance Center" and provides for strategic placements across various channels. The initial term of this agreement is through August 31, 2000, for an approximate cost of $1.5 million. HealthAxis has the option to renew this agreement with Snap! through August 31, 2001.

         Yahoo! Marketing Agreement. On August 12, 1999, HealthAxis entered into a targeted marketing agreement with Yahoo!. The agreement terminated on January 31, 2000. On February 7, HealthAxis entered into a new agreement which terminates on December 31, 2000, for an approximate cost of $3.6 million.

Intellectual Property and Technology

         Patent, Trademark and Copyright Protection. HealthAxis' ability to compete is dependent to a significant degree upon its proprietary systems, technology, and intellectual property. HealthAxis relies upon a combination of trademark, copyright, confidentiality agreements and trade secret laws as well as other measures to protect its proprietary rights. HealthAxis does not have any patents or patent applications and currently does not plan to file any patent applications. HealthAxis has registered the name "HealthAxis.com" with Internic, a private corporation organized by U.S. government which administers Internet domain names. HealthAxis has applied for registration of the trademark "HealthAxis.com" and "HealthAxis" with the U.S. Patent and Trademark Office. HealthAxis was notified by the U. S. Patent and Trademark Office that it had preliminarily denied registration of the service marks "HealthAxis" and "HealthAxis.com" on the basis of potential confusion with an allegedly similar registered service mark. HealthAxis is attempting to overcome the U.S. Patent and Trademark Office's preliminary denial by negotiating a consent with the party holding the similar mark. This party has verbally agreed to HealthAxis' registration of these marks. Until HealthAxis reaches a final agreement with this party and the U.S. Patent and Trademark Office approves this agreement, HealthAxis can not provide any assurance as to whether it will be successful in overcoming the U.S. Patent and Trademark Office's denial. HealthAxis has applied for or registered the following trademarks with the U.S. Patent and Trademark
Office: Insur-Web, Insur-Voice, Insur-Image, Insur-Enroll, Insur-Admin and Insur-Claims. HealthAxis has determined not to file applications for these marks in foreign countries at this time. HealthAxis' sales materials, content and software are protected by copyright.

         In December 1998, a third party notified Insurdata that it believed Insurdata had infringed upon a common law trademark held by such party through its use of the name "Insur-Web" because a similar name is currently being utilized by the third party. HealthAxis does not believe that its use of the name Insur-Web constitutes an infringement of this party's rights and intends to defend itself against any infringement claim asserted. No assurance can be given as to whether Insurdata will ultimately prevail in any action that may be brought by this party. See "Risk Factors -- Business Related Risks -- HealthAxis may be unable to protect is proprietary technology."

         The source code and design of HealthAxis' software will be protected by HealthAxis through applicable trade secret law. HealthAxis also intends to use confidentiality agreements with its employees to further protect its source codes and software.

         Third-Party Technology, Website Ownership and Maintenance. HealthAxis relies on a variety of technology that it licenses from third parties, including its database and Internet server software, which is used in HealthAxis' website to perform key functions. Web design and maintenance are currently performed by in house technicians in order to permit HealthAxis to maintain control over its

Internet platform. HealthAxis anticipates updating its website on an ongoing basis. See "Risk Factors -- HealthAxis depends upon technology licensed from third parties for the success of its operations."

         The satisfactory performance, reliability and availability of HealthAxis' website, transaction processing systems and network infrastructure is critical to HealthAxis' consumer services group's reputation and its ability to attract and retain customers and maintain adequate policyholder service levels. HealthAxis will continually review and seek to upgrade its technical infrastructure and provide for certain system redundancies and backup power to limit the likelihood of systems overload or failure HealthAxis believes that as part of doing business on the Internet, it will, from time to time, experience periodic system interruptions. Any unexpectedly high volume of traffic on HealthAxis' website or in the number of applications placed by consumers may require HealthAxis to expand and upgrade further its technology, transaction processing systems and network infrastructure to accommodate that substantial increase in volume. HealthAxis will continue in its efforts to expand and upgrade its system..

         Website Technology. The technology supporting the website itself consists of a scalable client/server architecture in a fully load balanced environment using redundant Sun Enterprise servers. HealthAxis' applications are specifically designed for the website and are written in the programming language Java under a Sun implementation of the Unix operating system. HealthAxis has used RAID technology to provide a greater degree of reliability for data contained in its Oracle 8 based database. The host for the website is Best Internet Communications, Inc., located in San Francisco, California. The infrastructure, web applications software and the web servers are owned by HealthAxis. HealthAxis continually monitors website statistics, network performance and service levels.

         Back End Processing Technology. HealthAxis has created an executive information system operating in an Oracle 8 environment on a Sun computer running Unix. HealthAxis' systems have back up and recovery programs in place. HealthAxis uses multiple web servers within a single site but plans to distribute its servers to multiple sites for greater redundancy.

         Communications. All of the above installations are interconnected using high-speed private telecommunications links. All transmissions between the consumer, website, and carrier partners or independent entities that administer claims processing and payment will be secured using "Secured Socket Layer" (SSL version 3). Domestic encryption is used where applicable (i.e., 128 bit) including all server to server communications. A minimum export encryption is also used (i.e., 40 bit).

         Application Solutions Group Web Technologies. The technology supporting the application solutions group's Web services are based on a distributed computing environment relying primarily on Microsoft technology platforms. Web servers are based on Internet Information Server 4.0, middle tier business logic is placed in Microsoft Transaction Server 2.0, and databases are based on Microsoft SQL Server 7.0 and 6.5. The current computing platform consists of over 50 NT servers. Additional software utilized includes workflow and print tools from JetForm. PDF technology has been licensed from Active4 Technologies.

         DataCenter Core Processing Environment. The application solutions group also has connectivity to several back end computing environments. The main data center is located in North Richland Hills, Texas and is a 8,500 sq. foot facility with the following processing equipment and systems:

         o 16 IBM RS6000 processors running AIX (ranging up to the H70 class computing platform)
         o IBM mainframe 9672/R35 (180Mips) running OS/390
         o Two terrabytes of DASD (1.3 available) and two Storage Tek tape silohs (6000 tapes each)

All NT server equipment is from Compaq and all production servers are Proliant class servers configured with RAID (or mirroring), dual LAN connectivity, and redundant power supplies. All networks are switched with Cisco Catalyst multi-gigabit switching, and core routers are Cisco with Bay routers for WAN connectivity. Internet firewall technology is based on Cisco PIX firewalls. The facility has redundant backbone connections for the WAN and Internet. There is UPS and diesel power backup. Off-sight disaster recovery is through Comdisco.

Competition

         HealthAxis believes it provides a unique combination of Internet based consumer services and business to business software applications. HealthAxis also believes that its ability to offer both payers and consumers an electronic platform gives HealthAxis a unique competitive advantage among its peers. HealthAxis competes with other insurance online providers and traditional, agent-based insurance distribution system participants.

         Online Insurance Competition. HealthAxis' principal online competitors are Intuit's InsureMarket (www.insuremarket.com), Quotesmith (www.quotesmith.com), Insweb (www.insweb.com) and ehealthinsurance.com (www.ehealthinsurance.com). Insweb and Insuremarket are both built around an agent-referral business model pursuant to which prospective applicants are given a price quote, but must utilize a referral to a traditional agent in order to apply for and buy a policy. In addition, neither company is focused on the health insurance market as is HealthAxis. Quotesmith is an agency that uses its website to initiate a sales process that ultimately resembles the traditional, paper-heavy process, not an e-commerce model. Ehealthinsurance.com's business model more closely resembles HealthAxis' transaction-oriented focus. However, HealthAxis believes it currently has more carrier partners and broader distribution than does ehealthinsurance.com. In addition, ehealthinsurance.com does not offer the transaction processing on its website and requires actual signatures.

         HealthAxis believes that the principal competitive factors in the online insurance distribution market will be price and convenience, as well as, name recognition and reputation, product selection, Internet access to claims information, ease of use, site content, quality of claims processing services and technical experience. Relative to both traditional agents and agent-referral online services, HealthAxis believes that its online transaction-based business model affords it a competitive advantage in the low cost delivery of health insurance plans to consumers and small groups.

         The principal competitive factors for the application solutions group are the breadth and quality of system and product offerings, features and functionality, service and support, processing capacity and the ability to successfully develop and deploy product improvements. HealthAxis believes that application solutions group's major competitors include Healtheon/WebMD, RIMS, Erisco, El Dorado, TXEN, a division of Nichols Research Corp., and Amisys Managed Care Systems, Inc., a division of HBOC. See "Risk Factors -- Competition from entities with longer operating histories and greater financial resources than HealthAxis may have a material adverse effect on its business."

Privacy Policy

         HealthAxis believes a significant barrier to the popularity or acceptance of online insurance sales and communications is the secure transmission of confidential information over public networks. The application solutions group retains confidential client and patient claim information at its data center. Computer viruses, break-ins or other security breaches could lead to misappropriation of personal or proprietary information. These security breaches can also cause interruptions, delays or cessation in service to HealthAxis' customers. HealthAxis relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as names, addresses, social security numbers, consumer credit card numbers and claims information. HealthAxis carries general liability insurance (including errors and omissions coverage), but HealthAxis' insurance may not be adequate to cover all costs incurred in defense of potential claims.

         To address consumer concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and of online services. HealthAxis has adopted a privacy policy for information of users of its website. HealthAxis does not disclose any personally identifiable information of a consumer to HealthAxis' carrier partners until the consumer submits an application. HealthAxis does not sell or otherwise make available to any other party any personally identifiable information of the consumers. Personally identifiable non-medical information may be used internally in order to continuously improve the content of the website and the consumer's shopping experience. Aggregated statistical information, without individual identification, is analyzed by HealthAxis in order to improve the overall product offering and may be shared with HealthAxis' carrier partners for that purpose. HealthAxis is a licensee of the TRUSTe Privacy Program and adheres to their standards regarding the protection of personally identifiable information of Internet users.

Regulation

         Internet Related. Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet growth or expose companies engaged in business on the Internet to regulation or restrictions on the content available on their websites. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty at this time. In addition, current or new government laws and regulations, or the application of existing laws and regulations, including laws and regulations governing issues such as property ownership, content, taxation, defamation and personal injury, may expose companies engaged in business on the Internet to significant liabilities.

         Insurance Related. As a result of the business activities presently being conducted by HealthAxis, HealthAxis has organized HealthAxis.com Insurance Services, Inc., a Pennsylvania corporation, which has also organized subsidiary companies in four states. HealthAxis.com Insurance Services, Inc., either directly or through its agency employees or wholly owned subsidiaries, is licensed with state insurance departments to sell insurance and receive commissions from the sale of insurance in all 50 states and the District of Columbia. As a licensed agency, HealthAxis.com Insurance Services, Inc. is subject to the regulation and examination by the Insurance Departments or commissions in the states in which HealthAxis.com Insurance Services, Inc. is licensed. HealthAxis, either directly or through wholly-owned subsidiaries doing business in certain states, is subject to the laws and regulations of such insurance departments where such laws and regulations are primarily intended to benefit purchasers of insurance and generally grant supervisory agencies broad administrative powers, including the power to restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, censures and fines. Advertisements in connection with insurance products sold through HealthAxis' website are regulated by state insurance departments and commissions. See "Risk Factors -- Internet Related Risk -- Insurance regulations may increase HealthAxis' costs to maintain compliance."

         There have been, and currently are, a number of proposals introduced in the United States Congress to reform the current healthcare system. There are proposals pending in state legislatures to reform the healthcare system as well. Many states have already enacted comprehensive healthcare reform legislation and a number of legislative and regulatory proposals are currently being considered at the state and federal level. Legislative proposals have included:

         o requirements with respect to mandated universal health insurance coverage;
         o restrictions on preexisting condition limitations;
         o community rating standards;
         o guaranteed issue and renewal requirements;
         o restrictions on premium increases;
         o differential limitations in rates for new and renewal business or for demographic groups; and
         o underwriting practice restrictions.

         These reforms generally include the formation of voluntary purchasing alliances for small employers (typically with less than 50-100 employees). They also require insurers to:

         o accept all qualified small employer groups as a condition of providing small group insurance;
         o prohibit the imposition of preexisting condition limitations or medical condition terminations; and
         o phase out experience-rating for small employer groups.

         Certain jurisdictions also have enacted so-called "any willing provider" laws which may decrease the demand for managed care plans. Healthcare industry participants may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments, including investments in the application solutions group's applications and services. HealthAxis is unable to predict whether, or in what form, these proposals will be enacted or the specific effects these proposals will have on HealthAxis' business.

Management of HealthAxis

         The following table sets forth information regarding the directors and executive officers of HealthAxis.


               Name                    Age                       Position with HealthAxis
-----------------------------------  --------- --------------------------------------------------------------
Michael Ashker...................       47     President, Chief Executive Officer and Director
Alvin H. Clemens.................       62     Chairman of the Board
Henry  G. Hager..................       64     Director
Patrick J. McLaughlin............       42     Director
Edward W. LeBaron, Jr............       68     Director
Gregory T. Mutz..................       54     Director
Dennis B. Maloney................       53     Chief Operating Officer and Director
Anthony R. Verdi.................       51     Treasurer and Chief Financial Officer
Elaine del Rossi.................       56     Senior Vice President - Sales and Marketing
Andrew Felder....................       33     Executive Vice President - Strategy and Corporate
                                               Development
Michael G. Hankinson.............       43     Vice President, General Counsel and Secretary

         Michael Ashker has been President, Chief Executive Officer and a Director of HealthAxis since March 1998. Mr. Ashker has been a Director of HAI since December 1998 and President and Chief Executive Officer of HAI since August 1999. Mr. Ashker was the Managing Director of Lynx Capital Group LLC, an independent investment advisor and fund management firm, from September 1995 to January, 2000. Prior to such time, he was a Money Manager for Kidder Peabody & Co. from 1991 to 1995, for Bateman, Eichler, Hill and Richards from 1988 to 1991, and for Shearson/American Express from 1984 to 1988.

         Alvin H. Clemens has been Chairman of the Board of HealthAxis since March 1998. Mr. Clemens has been Chairman of the Board of HAI and subsidiary companies since October 1989 and was Chief Executive Officer of HAI from 1989 to 1999. Mr. Clemens was also President of HAI and Provident Indemnity Life Insurance Company Life Insurance Company from 1993 to 1996. Prior to such time he was President of Maine National Life Insurance Company from 1989 to 1995 and Owner and Chairman of the Board of Maine National Life Insurance Company from 1985 to 1989. Mr. Clemens was President and Director of Academy Life Insurance Company and Pension Life Insurance Company of America from 1970 to 1985. Mr. Clemens was Chairman/Chief Executive Officer of Academy Insurance Group Inc., from 1967 to 1985.

         Henry G. Hager has been a Director of HAI since 1996, a Partner in the law firm of Stradley Ronon from 1994 through December of 1999. He currently is Counsel at Stradley Ronon and has been President and Chief Executive Officer of The Insurance Federation of Pennsylvania since 1985. Mr. Hager also serves as a director of American Waterworks Company, a public company. Mr. Hager joined HealthAxis' board in January 2000.

         Edward W. LeBaron, Jr. has been a Director of HAI since 1998 and a Director of Lynx Capital Group, LLC since January 1997. Prior to such time, Mr. LeBaron was an attorney and Partner in the Political Law Group of Pillsbury, Madison & Sutro from 1989 to 1994. Mr. LeBaron joined HealthAxis' board in January 2000.

         Gregory T. Mutz has served as a Director and President and Chief Executive Officer of UICI since January 1999 and has served as a director of HealthAxis since January 2000. Mr. Mutz was a director of Insurdata from May 1999 to January 2000. Mr. Mutz has served as Chairman of the Board of Amli Realty Co. since 1980, as Chairman of the Board of Trustees of Amli Residential Properties Trust since 1994, and as Chairman of Amli Commercial Properties Trust since 1997. Mr. Mutz has also served as Chairman of the Board of Excell Global Services since 1997. He has been a Director of the National Multifamily Housing Council since 1995 and a Director of Alleghany/Chicago Trust since 1996. Mr. Mutz also served as a Director of Baldwin & Lyons from 1978 until 1997 and as a Director of Avtel Communications from 1997 until 1998.

         Dennis B. Maloney became HealthAxis' Chief Operating Officer and a director in January 2000. Prior to such time Mr. Maloney was President and Chief Executive Officer of Insurdata since January 1997 and was on the Board of Directors of Insurdata from March 1997 to January 2000. From 1976 until October 1996, Mr. Maloney served in various capacities with SHL Systemhouse, Inc., a technology company, most recently as President of its outsourcing division. Mr. Maloney is a director of JetForm Corporation, a public company.

         Patrick J. McLaughlin has served as a director of HealthAxis since February, 2000 and has served as a director of UICI since January 1999. Mr. McLaughlin has also served as a director of Universal American Financial Corporation since 1995. Mr. McLaughlin has been the Managing Director of Emerald Capital Group, Ltd., an asset management and consulting firm specializing in the insurance industry, since April 1993. Prior to such time, he was Executive Vice President and Chief Investment Officer of Life Partners Group, Inc. from April 1990 to April 1993 and Managing Director of Conning & Company from August 1989 to April 1990. He served as Senior Vice President and Chief Investment Officer of ICH Corporation from March 1987 to August 1989.

         Anthony R. Verdi has been the Chief Financial Officer and Treasurer of HealthAxis since November 1999. He also serves as Chief Operating Officer of HAI and subsidiaries since December 1997. He served as President of Provident Indemnity Life Insurance Company from December 1998 through October 1999 and as Treasurer and Chief Financial Officer of the HAI and subsidiaries from 1990 through 1997. Prior to 1990, he was Vice President and Controller of Inter-County Hospitalization Plan Inc. and he served as Assistant Controller Academy Insurance Group Inc. from 1971 through 1986.

         Elaine del Rossi has been Senior Vice President - Sales and Marketing of HealthAxis since November, 1999. Prior to such time, she served as President of Health Options 2000 Consulting, a sales, marketing and business consultant to major healthcare companies from March 1997 to November 1999. From September 1994 to March 1997, she served as Senior Vice President of Sales/Marketing for AmeriChoice Medicaid HMO.

         Andrew Felder has been Executive Vice President - Strategy and Corporate Development of HealthAxis since January 1999. He also served as Chief Operating Officer of HealthAxis from March 1998 to March 1999. Prior to such time, Mr. Felder was a self-employed management consultant to Lynx Capital Group LLC, from July 1997 to February 1998 during which time he co-founded JusticeLink, Inc., a Dallas, Texas Internet company that provides electronic document filing services to the justice community. He also was employed as the Vice President of Strategic Planning at Wells Fargo Bank, from July 1995 to February 1997 and the Manager of Strategic Planning at Dole Food Company, from July 1992 to July 1995.

         Michael G. Hankinson has been the Vice President and General Counsel of HealthAxis since April, 1999. He became Secretary of HealthAxis in November, 1999. Prior to joining HealthAxis, Mr. Hankinson served as Senior Vice President, Secretary and General Counsel with Gramercy Insurance Co. from September 1992 to June 1998. Prior to such time, Mr. Hankinson was an environmental attorney with Olin Corporation from 1991 to August 1992 and an Instructor in Management in the College of Business Administration at Fairleigh Dickinson University from August 1986 to August 1992.

Employees

         As of January 7, 2000, the Company had 1,070 employees, including 450 full-time professional employees, 477 full time data capture employees and approximately 143 part-time data capture employees. None of HealthAxis' employees is represented by a labor union or collective bargaining agreement. HealthAxis considers its employee relations to be good.

         As a result of the completion of the merger with Insurdata, HealthAxis' future success depends upon the ability of its current executive officers to establish clear lines of responsibility and authority, to work effectively as a team, and to gain the trust and confidence of its employees. See "-- Management of HealthAxis." HealthAxis' future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and consumer service personnel. Competition for technically skilled personnel is intense, and there is no certainty that HealthAxis will be able to successfully attract, integrate or retain sufficiently qualified personnel, including software developers and other technical experts. The failure to attract and retain the necessary personnel could restrict HealthAxis' growth.

Relationship with UICI

         UICI is a diversified financial services company that offers insurance and financial services to niche consumer and institutional markets. UICI also provides technology and outsourcing solutions to the insurance and health services communities.

         UICI issues health insurance policies to the self-employed and student markets. UICI also issues health insurance policies for the self-employed market, which includes self-employed individuals who work for small businesses with five or fewer employees. UICI offers a range of health insurance products, including catastrophic hospital and basic hospital-medical expense plans, choice-of-doctor plans and managed care options, including a preferred provider organization plan and other coverage modifications. For the student market, UICI offers tailored insurance programs that generally provide single school year coverage to individual students, primarily at universities, but also at public and private schools for students in kindergarten through grade 12. UICI also issues life and annuity insurance products to selected niche markets and UICI acquires blocks of life insurance and annuity policies from other insurers on an opportunistic basis.

         UICI also provides underwriting, claims management and claims administrative services to third-party insurance carriers (primarily to Aegon USA, Inc. related to products coinsured by UICI), independent entities that administer claims processing and payment, Blue Cross/Blue Shield organizations and self-administered employer healthcare plans.

         UICI assists individuals with no, or troubled, credit in obtaining a nationally recognized credit card. Through its Educational Finance Group, Inc. subsidiary, UICI markets, originates, funds and services primarily Federally-guaranteed student loans. Through its National Motor Club unit, UICI also markets and provides over 450,000 members with benefits such as road and towing assistance, trip routing, emergency travel assistance and accident related indemnity benefits.

         UICI and its subsidiaries constitute, in the aggregate, the application solutions group's largest client. For the years ended December 31, 1997, 1998 and 1999, UICI and its subsidiaries accounted for an aggregate of approximately $12.6 million, $24.9 million and $28.1 million, respectively, of Insurdata's historical revenues, which represent approximately 43%, 56% and 60%, respectively, of Insurdata's revenues for such periods. A portion of the application solutions group's revenue from UICI in the past was for Year 2000 services which have been substantially completed. UICI and its subsidiaries are expected to remain the application solutions group's largest client for the foreseeable future. HealthAxis believes that the percentage of the application solutions group's revenues attributable to UICI and its subsidiaries will decline as HealthAxis' marketing efforts continue to build HealthAxis' base of external clients.

         As a result of UICI's control of Insurdata prior to the merger, none of the terms of contracts entered into between Insurdata and UICI and its subsidiaries, which were assumed by HealthAxis, resulted from arm's-length negotiations. See "Risk Factors -- Potential conflicts of interest could arise because some people serve as directors, officers or employees of HAI or UICI," "Risk Factors -- Potential conflicts of interest may arise between HealthAxis and UICI regarding the products and services provided by HealthAxis," and "Risk Factors -- None of the HealthAxis intercompany agreements are subject to arm's-length negotiations."

Arrangements and Transactions with HAI and UICI

         HealthAxis and HAI have entered into various agreements, the material terms of which are summarized below. These agreements were developed in the context of a parent/subsidiary relationship and therefore none of the terms of these agreements are the result of arm's-length negotiations between independent parties. HealthAxis and UICI have entered into a carrier partner agreement and plan to enter into agreements for the purpose of defining their ongoing relationships, the material terms of which are summarized below. UICI and Insurdata have also entered into various agreements, all of which were assumed by HealthAxis in connection with its merger with Insurdata. These agreements were developed in the context of a parent/subsidiary relationship and therefore are not the result of arm's-length negotiations between independent parties. There can be no assurance that each of such agreements, or the transactions provided for therein, will be effected on terms at least as favorable to HealthAxis as could have been obtained from unaffiliated third parties. See "Risk Factors -- Business Related Risks -- The loss of one or more of the application solutions group's large clients would have a detrimental effect on HealthAxis' financial condition." and "Risk Factors -- Investment Related Risks -- UICI may make decisions which some shareholders do not consider to be in their best interest."

         Additional or modified arrangements and transactions may be entered into by HealthAxis and either HAI or UICI, including its subsidiaries. Any such future arrangements and transactions will be determined through negotiation between HealthAxis and either HAI or UICI, and it is possible that conflicts of interest will be involved.

         The following is a summary of the current and contemplated arrangements and transactions between HealthAxis and either HAI or UICI. The descriptions of the proposed agreements set forth below are intended to be summaries and, while the proposed material terms of the agreements being negotiated are set forth herein, the provisions are subject to change and the descriptions are qualified in their entirety by reference to the relevant agreements at such time as they are reduced to writing.

         AHC Acquisition, Inc. Registration Rights Agreement Related to Series A Preferred Stock. When HealthAxis proposes to register any shares of common stock from authorized but unissued common shares or treasury shares under the Securities Act (other than on a Form S-4 or Form S-8), HealthAxis is required to give notice to the holders of Series A preferred stock and the holders of common stock acquired upon the conversion of Series A preferred stock of the proposed registration and to include their shares of common stock received upon the conversion of the Series A preferred stock in such registration, subject to certain conditions including the right of the underwriter of the offering to limit the number of shares sold by the holders if the underwriter advised HealthAxis and the holders in writing that the number of shares required to be included by the holders would interfere with the successful marketing of the shares offered. These piggyback registration rights are subject to the priority rights granted to HealthPlan Services, holders of the Series B preferred stock, certain warrant holders, and the holders of the Series C preferred stock and Series D preferred stock. Subject to rights granted to HealthPlan Services, holders of the Series B preferred stock, certain warrant holders and holders of the Series C preferred stock and Series D preferred stock, the holders of at least 60% of the then outstanding shares of Series A preferred stock may also require HealthAxis to file one registration statement (a "demand registration") under the Securities Act with respect to the common stock acquired upon the conversion of the Series A preferred stock held by the holders desiring to participate, subject to certain conditions. This demand may not be made earlier than: (i) November 13, 2001 or (ii) six months after HealthAxis' initial public offering. The Company is required to pay all registration expenses other than any underwriting discounts and commissions for any underwriter or broker-dealer acting on behalf of the holders of the Series A preferred stock. AHC Acquisition, Inc. is a wholly owned by Alvin H. Clemens.

         Lease Agreement. HealthAxis leases its headquarters from HAI in East Norriton, Pennsylvania at a cost of $61,500 per month.

         UICI Outsourcing Agreement. UICI and its affiliates and HealthAxis have entered into a technology outsourcing agreement. Pursuant to this agreement, HealthAxis provides UICI and its affiliates with technology support services, system integration services, data processing services, local area network and other software and hardware based services. The terms of this agreement were negotiated between Insurdata and UICI prior to HealthAxis' acquisition of Insurdata. Pursuant to the terms of this agreement, HealthAxis will provide UICI and its affiliates with technology support services, system integration services, data processing services, local area network and other telecommunications services, and other software and hardware based services for an initial term of five years. At UICI's option, the parties are required to negotiate, in good faith, a three year renewal term prior to the expiration of the agreement. If they are unable to agree on renewal prices, terms and conditions, the agreement will expire at the end of the initial term. The agreement contains no minimum or maximum commitments on behalf of UICI and its affiliates, and UICI and its affiliates are free to obtain the services provided by HealthAxis from an unrelated third party during the term of the agreement. The agreement requires both UICI and HealthAxis to contribute facilities and equipment. Under the terms of the agreement, UICI is also required to contribute certain UICI-owned software. Third party software may also be used to provide the services required under the agreement. The agreement provides that Insurdata assigns and transfers to UICI any and all right, title and interest that Insurdata may have, or claim to have, to materials that were previously developed by Insurdata for UICI under certain existing agreements. All materials developed by HealthAxis during the term of the agreement will belong to UICI. UICI may, at its option, grant a license to these materials back to HealthAxis subject to payment of certain royalties from HealthAxis to UICI. The agreement established certain service levels and availability standards and imposes penalties if such standards are not met. Under the terms of the agreement, HealthAxis may not stop providing services due to a dispute between the parties.

         Generally, the services provided under the agreement must be billed at HealthAxis' cost plus a ten percent pre-tax profit margin. The agreement also requires that if HealthAxis charges an unaffiliated third party a rate that is lower than it charges UICI and its affiliates for similar services, UICI and its affiliates would be entitled to receive the lower rate. At the expiration or termination of the agreement, UICI has the right to hire certain employees of HealthAxis or its affiliates who have spent greater than eighty percent of their time providing services to UICI and its affiliates during the six months preceding the expiration or termination of the agreement. In addition, at the expiration or termination of the agreement, HealthAxis is obligated to provide up to six months of transition assistance services. The parties also agreed to indemnify and hold one another harmless against certain enumerated losses and claims.

         UICI Amended and Restated Carrier Partner Agreement. On March 30, 1999, HealthAxis entered into an amended and restated carrier partner agreement with UICI and two of UICI's subsidiaries, MEGA Life & Health Insurance Company and Midwest National Life Insurance Company of Tennessee. Pursuant to the UICI carrier partner agreement, certain insurance products and services of UICI's insurance subsidiaries will be offered through HealthAxis' website to consumers. In addition, HealthAxis agreed to issue to UICI a warrant to purchase up to 150,000 shares of HealthAxis common stock, subject to adjustment, at $4.40 per share and 7,500 shares of HealthAxis common stock, subject to adjustment, at $12.00 per share.

         Shareholders' Agreement. HAI, UICI, Michael Ashker, and HealthAxis intend to enter into a shareholders' agreement. Under the terms of the shareholders' agreement, the board of directors of HealthAxis shall consist of up to nine members. UICI and HAI may each independently nominate three nominees to the board. The remaining three directors will be nominated by mutual agreement of HAI and UICI. Each party is obligated to vote its shares in favor of the directors nominated by the other party.

         Subject to certain limitations, the shareholders' agreement also provides that UICI and HAI both have the right to purchase its proportionate number, or any greater or lesser number, of any additional securities that HealthAxis may, from time to time, propose to sell and issue. HealthAxis is required to provide UICI and HAI prior written notice of its intention to issue such additional securities. Upon receipt of this notice, UICI and HAI have twenty days to agree to purchase their proportional shares, or any greater or lesser number, for the price and upon the terms specified in the notice. If UICI and HAI fail to exercise their purchase rights, HealthAxis has twenty days to complete the sale of the securities at a price not less than the price specified in the notice. This provision of the shareholders' agreement terminates at such time as the HealthAxis common stock is registered under the Exchange Act.

         In addition to the preemptive rights set forth above, the shareholders' agreement also provides that Michael Ashker, UICI and HAI have the right of first refusal to purchase shares of HealthAxis should one of the other parties to this agreement desire to transfer his or its HealthAxis securities. The party desiring to transfer his or its securities is required to provide the other parties, referred to as the electing parties, with written notice, at least twenty days prior to the proposed transfer setting forth the terms of the offer to sell the HealthAxis securities. The electing parties have ten days from the receipt of notice to elect to purchase that number of securities determined by the formula set forth in the agreement. If an electing party fails to exercise its right to purchase, or exercises its right to a portion smaller than it is entitled, the party transferring his shares has ten days to sell any remaining securities at the price and on terms no less favorable than specified in the offer to the electing parties.

         Subject to certain conditions set forth in the shareholders' agreement, the shareholders' agreement also provides that HealthAxis can cause UICI to transfer up to 1,255,000 shares of its HealthAxis common stock to unaffiliated third parties.

         The shareholders' agreement also provides UICI with the right, in its sole and absolute discretion, to approve among other things, the merger or similar agreement between HAI and HealthAxis as well as the calculation and amount of goodwill and other intangibles. See Note 25 of the Notes to the Consolidated Financial Statements included herein for additional information on the conditions under which UICI agreed to approve the merger.

         It is currently intended that this agreement will terminate in connection with the reorganization and will be replaced by the shareholders' agreement attached as an exhibit to the agreement and plan of reorganization.

         Voting Trusts. UICI has entered into two voting trust agreements. These agreements grant voting power over a portion of the HealthAxis common stock held by UICI to the trustees who are directors of HealthAxis. For a description of the terms of these trusts, see Note 25 of the Notes to the Consolidated Financial Statements included herein.

         Licensing Systems Integration and Technology Management Agreements. The applications solutions group provides software applications, systems integration and technology management services to UICI and its subsidiaries.

         Human Resource Services. Commencing in 1996, UICI provides human resource administrative services to the applications solutions group, including payroll services and employee benefit management pursuant to a one year agreement which expires on December 31, 1999 with annual renewals thereafter. Either party upon 90 days' notice may cancel this agreement. In addition to reimbursement on a dollar-for-dollar basis for wage and benefit costs, UICI charges the applications solutions group an administrative fee of $10 per-employee per-pay period pursuant to a written agreement, which fee is intended to reimburse UICI for the overhead it incurs in providing these services. HealthAxis expects that UICI will continue to provide these services for a limited period of time. HealthAxis has also engaged other UICI subsidiaries to provide services such as printing and newsletter publication. It is intended that the UICI subsidiaries will continue to provide these services in the future.

         Lease Agreements. HealthAxis leases two facilities from certain subsidiaries of UICI. HealthAxis leases office space located in Hurst, Texas, pursuant to a written agreement that expired on December 31, 1999 and currently continues on a month to month basis. HealthAxis leases additional office space in Dallas, Texas, on a month-to-month basis under a verbal agreement. Insurdata paid an aggregate of approximately $112,000, $255,000 and $369,000 under these leasing arrangements for the years ended December 31, 1997, 1998 and 1999, respectively. HealthAxis believes that the terms of these lease arrangements are no less favorable to it than could have been obtained in a transaction with an unaffiliated party.

         UICI Administrators, Inc. HealthAxis' application solutions group also currently provides certain work flow and business applications to UICI Administrators, Inc., independent entities that administer claims processing and payment owned by UICI, pursuant to a written service license agreement. UICI Administrators in turn operates through an agreement with Healthcare Management Administrators, Inc., an entity owned by Ronald L. Jensen, the Chairman of UICI and a former director of HealthAxis. HealthAxis' agreement with UICI Administrators is for a three-year term expiring in December 2001, with automatic annual renewal provisions thereafter, subject to prior notice of non-renewal. For the years ended December 31, 1997, 1998 and 1999, UICI Administrators accounted for an aggregate of $1.6 million, $2.1 million and $3.0 million respectively, of Insurdata's revenues under the agreement, which represent approximately, 5%, 5% and 6%, respectively, of Insurdata's historical revenues for such periods. The amounts paid by UICI Administrators are included in the UICI and subsidiaries numbers included above.

         Insurdata provided accounting and management services to UICI Administrators. In exchange for these services, UICI Administrators pays HealthAxis a fee based upon the salary, benefits and time commitment of Insurdata's employees actually performing the services. The fee is intended to reimburse HealthAxis for the costs of providing these services and therefore such fees are offset against the related expenses. Fees received by Insurdata from UICI Administrators amounted to $2,000, $134,000 and $142,000 for the years ended December 31, 1997, 1998 and 1999, respectively. In addition to the accounting services provided by Insurdata, it's President and Chief Executive Officer provides certain management oversight of UICI Administrators. Neither the President nor Insurdata receives any compensation in exchange for the President's services. HealthAxis ceased providing these services following the completion of the HealthAxis merger with Insurdata.

         Winterbrook VSO. Winterbrook VSO provides certain sales and marketing services for HealthAxis' imaging and electronic data capture services pursuant to a verbal brokerage agreement. Winterbrook VSO is owned by Ronald L. Jensen, current Chairman of UICI and a former director of HealthAxis until February 2000. Under the agreement that expired June 30, 1997, Winterbrook VSO receives a commission computed on the amount of recurring license fees under client contracts that Winterbrook VSO brokered on behalf of HealthAxis. During 1996 and 1997, Insurdata advanced funds to Winterbrook VSO against future commissions to be earned by Winterbrook VSO under the brokerage agreement. The advances were not made pursuant to a written promissory note and did not bear interest. The outstanding balance of the advances was approximately $100,000 and $90,000 as of December 31, 1996 and 1997, respectively. Insurdata paid Winterbrook VSO, or offset against the outstanding balance of any advances, as applicable, an aggregate of approximately $132,000, $191,000 and $258,000 for the years ended December 31, 1997, 1998 and 1999, respectively. At December 31, 1999, the balance of commissions owed to Winterbrook VSO was approximately $58,000. Mr. Jensen purchased Winterbrook VSO from UICI in July 1997.

         Netlojix Communications, Inc. Netlojik Communications, Inc., a telephone company in which Ronald L. Jensen, Chairman of UICI and a former director of HealthAxis, and his five adult children and their affiliated trusts own a controlling interest, provides telephone services to UICI and certain subsidiaries, including Insurdata (now HealthAxis application solutions group) pursuant to a written agreement. This agreement for a 15 month term expiring November 2001 with automatic monthly renewal provisions thereafter, subject to 30 days' notice of non-renewal. In 1997 and 1998 and until August 1, 1999, Matrix Telecom, a subsidiary of Net Loji Communications, Inc. provided telephone services to Insurdata. For the years ended December 31, 1997, 1998 and 1999, Insurdata paid Matrix approximately $46,000, $132,000 and $243,000, respectively, under the agreement. In 1997 and 1998 and until August 1, 1999, Matrix Telecom, a subsidiary of Netlojik Communications, Inc., provided telephone services to Insurdata Incorporated.

         HealthPlan Services and UICI. On October 5, 1999, UICI and HealthPlan Services entered into a definitive agreement that provides for the purchase of HealthPlan Services by UICI in a stock-for-stock merger transaction. No assurance can be given that this transaction will be completed.

         Employee Loans. On October 18, 1999, Insurdata made loans aggregating $631,000 to certain of its executive officers, including Dennis B. Maloney, who is HealthAxis' Chief Operating Officer. These loans were extended by Insurdata for the purpose of enabling such individuals to exercise options to purchase Insurdata common stock issued under Insurdata's Founders' Plan. Each of the loans is due on December 31, 2002 and bears interest at a rate of 6% per annum, with interest payable quarterly. If the employee is terminated and there is a public market for the shares, the due date on the loan is accelerated to 90 days from the later of termination or the establishment of a public market. The largest outstanding balance on the loans was $631,000 during 1999. The outstanding balance on these loans was $631,000 at December 31, 1999. These loans are now held by HealthAxis and are secured by the HealthAxis common stock.

Item 2. Description of Properties.

         HAI owns its headquarters located at 2500 DeKalb Pike in East Norriton, Pennsylvania. The headquarters is approximately 47,000 square feet and is situated on approximately 6.5 acres. HealthAxis leases 41,000 square feet of the headquarters from HAI with the balance leased to PILIC or used by HAI. In addition, HealthAxis leases office space at the following locations:

Address                                                          Square Feet
                                                                 -----------

5215 North O'Connor Blvd, 800 Central Tower, Irving, TX            31,325
2121 Precinct Line Road, Hurst TX (1)                              20,000
4001 McEwen, Dallas, TX (1)                                         4,000
990 West Atherton Dr, Ste. 200  Salt Lake City, UT                  5,000
670 East Main St, Castledale, UT                                    5,450
1200 East Ephraim Canyon,  Ephraim, UT                             10,000
Montego Bay Free Zone, Bldg No. 2, Montego Bay, Jamaica             5,000
1-3 Pimento Way, Montego Freeport, Montego Bay,  Jamaica           10,000
577 Howard Street, San Francisco, CA                                2,100
------------------------
(1) Leased by HealthAxis from UICI or one of its subsidiaries.

         The Company believes its existing facilities are suitable to conduct its present business.

Item 3. Legal Proceedings.

         The Company is involved in normal litigation, including that arising in the ordinary course of its business. Management is of the opinion that no litigation will have a material adverse effect on the results of operations or financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

         HAI held an annual meeting of shareholders on December 14, 1999, at which time the shareholders voted to elect eight directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and approved the appointment of BDO Seidman, LLP as the independent auditors of HAI for the fiscal year 1999.

                                     PART II


Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

Price Range of Common Stock

         The following table shows the range of quarterly high and low sale prices for HAI's common stock. HAI's common stock is listed on the NASDAQ National Market with the exception of the period June 12, 1998 through November 6, 1998. During this time period HAI's stock was delisted due to the delayed filing of HAI's December 31,1997 Annual Report on Form 10-K and the March 31, 1998 Quarterly Report on Form 10-Q. During this period, HAI's common stock traded on OTC Bulletin Board. Trading on NASDAQ National Market resumed on November 9, 1998 as a result of filing HAI's December 31, 1997 Annual Report on Form 10-K and the timely filing of all 1998 Quarterly Form 10-Q reports.


                                             1999                           1998                         1997
                                  ---------------------------  -----------------------------  -----------------------
                                      High          Low              High           Low            High          Low
                                    --------      -------          --------       -------        --------       -----
         First Quarter                14-3/8         6-1/4          6-15/16        2-1/4           14-3/8        8-5/8
         Second Quarter               42-1/4        11-1/2          6-15/16       3-5/16           10-1/2        3-3/4
         Third Quarter                    37        12-3/4            8-1/4            3            5-1/8            3
         Fourth Quarter                   40            13           14-1/8        2-3/4            3-7/8        2-1/8


         On March 20, 2000, the closing price of HAI's common stock was $15.50. On that same date, there were approximately 3,200 shareholders.

Dividends

         HAI has not paid a cash dividend on its Common Stock since its inception in 1982. HAI currently intends to retain all earnings to finance the expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

         Dividends paid by HAI over and above the financial assets of HAI are dependent upon the ability of HealthAxis to pay dividends to HAI. HAI is restricted from declaring and paying dividends by provisions of a guarantee agreement between HAI and RCH which HAI entered into in connection with a reinsurance agreement between PILIC and RCH.

         Dividend payments by HealthAxis are subject to restrictions set for in the Certificates of Designation related to the Series A, Series B, Series C and Series D Convertible Preferred Stock. HealthAxis does not anticipate paying cash dividends for the foreseeable future.

         HAI paid cash dividends on the Series A and Series B Preferred Stock at the rate of $0.0636363 and $0.109090, respectively, per quarter from 1993 to June 1999. All Series A and Series B Preferred Stock was converted into common stock in 1999 and 1996, respectively.

         HealthAxis declared dividends on the Series A and Series B Preferred Stock at the rate of $0.025 per quarter from November 1998 to March 1999.

Recent Sales of Unregistered Securities

         During 1999, HAI issued common stock, convertible debentures and warrants, in private offerings, which were not registered with the Securities and Exchange Commission. The following provides information regarding such transactions which were engaged in by HAI as part of its capital raising efforts, in connection with the conversion of its preferred stock and for compensatory reasons.

         The following HAI common stock transactions were engaged in with the individuals identified below as part of compensatory arrangements with employees, payment for consulting services and in connection with the conversion of preferred stock:

                                                                              Aggregate
                                    Name of Person             Number         Purchase           Nature of
    Date of Transaction         Purchasing Securities        Of Shares          Price           Transaction
    -------------------         ---------------------        ---------          -----           -----------
March 31, 1999                   Edward Bolton                 25,000            N/A        Stock issued pursuant to
                                                                                            employment agreement
September 9, 1999                Alvin H. Clemens             550,000            N/A        Conversion of Preferred
                                                                                            Shares into Common Stock
May 18, 1999                     Anthony R. Verdi               5,500            N/A        Conversion of Preferred
                                                                                            Shares into Common Stock

         In September 1999 HAI completed a private placement of Convertible Debentures in the amount of $27,500,000 due September 14, 2002. The debentures are convertible into HAI's common stock at a conversion price of $20.34 per share (the "Conversion Price"). As part of the transaction, HAI issued to the purchasers currently exercisable warrants to purchase 202,802 shares of its common stock at an exercise price equal to the Conversion Price ($20.34 per share) (the "Warrants"). No fees or commissions or similar payments with respect to this transaction were paid other than a $650,000 finders fee. See in [Note 12 to the Consolidated Financial Statements included herein for a further explanation.

         During 1999 HealthAxis issued common and preferred stock and warrants, in private offerings, which were not registered with the Securities and Exchange Commission. The following provides information regarding such transactions which were engaged in by HealthAxis as part of its capital raising efforts and for compensatory reasons to various strategic partners.

         In March 1999 HealthAxis entered into an Amended and Restated Carrier Partner Agreement with UICI, pursuant to which HealthAxis issued a warrant to UICI to purchase 400,000 shares of HealthAxis common stock at $4.40 per share which was subsequently amended to provide for warrants to purchase 150,000 shares at $4.40 and 7,500 shares at $12.00, with a five-year term. See Note 6 to the Consolidated Financial Statements included herein for a further explanation.

         In March 1999 HealthAxis completed a private placement of 1,526,412 shares of HealthAxis Series C Convertible Preferred Stock to a group of accredited investors at $5.77 per share for an aggregate purchase price of $8,807,397, less issuance cost of $683,501. See Note 20 to the Consolidated Financial Statements included herein for a further explanation.

         In May 1999 HealthAxis entered into a Strategic Alliance Agreement with First Health Group Corp. ("First Health"), pursuant to which HealthAxis issued a warrant to First Health for 50,000 shares of HealthAxis common stock at $20.00 per share, with a three-year term. See in Note 6 to the Consolidated Financial Statements included herein for a further explanation.

         In May 1999 HealthAxis completed a private placement of 516,051 shares of HealthAxis common stock to a group of accredited investors at $12.00 per share for an aggregate purchase price of $6,192,612, less issuance cost of $1,585. See in Note 15 to the Consolidated Financial Statements included herein for a further explanation.

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

         In July 1999 HealthAxis completed a private placement of 333,334 shares of HealthAxis Series D Preferred Stock issued to Intel Corp. at $12.00 per share for an aggregate purchase price of $4,000,000. See in Note 21 to the Consolidated Financial Statements included herein for a further explanation

         In July 1999, HealthAxis entered into a Strategic Alliance Agreement with Intel Corp., pursuant to which HealthAxis issued a warrant to Intel Corp. for 75,000 shares of Series D preferred stock at $14.50 per share, with a five-year term.

         In October 1999, HealthAxis entered into an agreement with Aetna US HealthCare, Inc. which provides for the issuance to Aetna US HealthCare, Inc. of a warrant for 150,000 shares of HealthAxis common stock with a term of three years. The exercise price with respect to 50,000 shares is based on an average closing price of HAI common stock related to the date of the agreement. The exercise price with respect to the second 50,000 shares is a 125% of the price with respect to the first 50,000 shares. The exercise price with respect to the third 50,000 shares is a 125% of the price with respect to the second 50,000 shares.

         In November 1999, HealthAxis entered into an agreement with the National Blue Cross and Blue Shield Association that provides for the issuance to the National Blue Cross and Blue Shield Association of warrants for up to 330,000 shares of HealthAxis common stock. The exercise price with respect to 30,000 shares is $13.30 with a term of 18 months. The exercise price with respect to 150,000 shares is $16.00 with a term of 18 months. The exercise price with respect to 150,000 shares is based on a percentage of an average closing price of HAI common stock related to the date upon which the National Blue Cross and Blue Shield Association attains certain performance goals with a term of 24 months from the date certain of Blue Cross and Blue Shield Organizations' products are launched on HealthAxis' website.

         In December 1999 HealthAxis completed a private placement of 3,846,003 shares of HealthAxis common stock to a group of accredited investors and HAI at $15.00 per share for an aggregate purchase price of $57,690,045, less issuance cost of $2,533,000. See Note 15 to the Consolidated Financial Statements included herein for a further explanation.

         No commissions have been paid in connection with the above HealthAxis sales, except with regard to the HealthAxis Series C Preferred Stock and HealthAxis common stock issued in December, 1999. In connection with the Series C Preferred Stock a placement fee of $300,000 was paid and warrants to ING Barring as previously described were issued. In connection with the December 1999 offering, placement fees of $1.9 million were paid to Donaldson Lufkin and Jenrette ($1.5 million), Thomas Weisel Partners LLC ($300,000), and Stephens, Inc. ($100,000).

Item 6.  Selected Financial Data.

         The following selected consolidated financial information has been derived from the consolidated financial statements of HAI and should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this report which have been audited by BDO Seidman, LLP for 1999, 1998 and 1997, and by PricewaterhouseCoopers, LLP for 1996 and 1995. HAI's financial results include that of its subsidiary, HealthAxis.



                                                                                 Years Ended December 31,
                                                              1999           1998           1997           1996         1995
                                                              ----           ----           ----           ----         ----
                                                                     (In thousands, except share and per share data)
Statement of Operations Data:
Revenue:
     Interactive commission and fee revenue                $      291    $          -   $          -   $          -   $        -
                                                           ----------    ------------   ------------   ------------   ----------
Expenses:
     Operating expenses                                         6,008            812               -              -            -
     Sales and marketing                                       20,099          1,295               -              -            -
     General and administrative                                 8,457          3,795           1,908            744          271
     Amortization of Goodwill                                     765              -               -              -            -
                                                          -----------    -----------    ------------   ------------   ----------
         Total expenses                                        35,329          5,902           1,908            744          271
                                                          -----------    -----------    ------------   ------------   ----------

     Operating loss                                           (35,038)        (5,902)         (1,908)          (744)        (271)
                                                          -----------    -----------    ------------   ------------   ----------

     Interest income                                              656             92             212             41           87
     Interest expense                                          (1,581)          (314)            (35)           (54)        (101)
                                                          -----------    -----------    ------------   ------------   ----------

     Loss before minority interest                            (35,963)        (6,124)         (1,731)          (757)        (285)

Minority interest in loss of subsidiary                        (7,747)          (716)              -              -            -
                                                          -----------    -----------    ------------   ------------   ----------

Loss from continuing operations                               (28,216)        (5,408)         (1,731)          (757)        (285)
Loss from sale of discontinued operations                     (10,263)             -               -              -            -
Income (loss) from discontinued operations                     (8,052)        (6,748)        (16,694)        16,877       (3,416)
                                                          -----------    -----------    ------------   ------------   ----------
     Income (loss) before dividends                           (46,531)       (12,156)        (18,425)        16,120       (3,701)

Dividends on preferred stock                                       70            254             148            194          334
                                                          -----------    -----------    ------------   ------------   ----------

Net income (loss) applicable to common stock              $   (46,601)   $   (12,410)   $    (18,573)  $     15,926   $   (4,035)
                                                          -----------    -----------    ------------   ------------   ----------

Income (loss) per share of common stock (basic)
Continuing operations                                     $     (2.31)   $     (0.55)   $      (0.19)  $      (0.10)  $    (0.06)
Discontinued operations                                         (1.49)         (0.65)          (1.65)          1.76        (0.38)
                                                          -----------    -----------    ------------   ------------   ----------
Net income (loss)                                         $     (3.80)   $     (1.20)   $      (1.84)  $       1.66   $    (0.44)
                                                          ===========    ===========    ============   ============   ==========

Income (loss) per share of common stock (diluted)
Continuing operations                                     $     (2.31)   $     (0.55)   $      (0.19)  $      (0.09)  $    (0.06)
Discontinuing operations                                  $     (1.49)   $     (0.65)   $      (1.65)  $       1.45   $    (0.38)
                                                          -----------    -----------    ------------   ------------   ----------
Net income (loss)                                         $     (3.80)   $     (1.20)   $      (1.84)  $       1.36   $    (0.44)
                                                          ===========    ===========    ============   ============   ==========

Weighted  average common shares and equivalents
  used in computing loss per share
     Basic                                                 12,260,000     10,331,000      10,090,000      9,610,000    9,100,000
     Diluted                                               12,260,000     10,331,000      10,090,000     11,674,000    9,100,000

                                                              1999           1998           1997           1996         1995
                                                              ----           ----           ----           ----         ----
                                                                          (In thousands, except per share data)
Balance Sheet Data:

Total assets                                                  $79,602        $24,568       $12,333       $  8,935       $3,702
Loans payable                                                       -          3,865         5,077            298          830
Convertible debenture                                          25,019              -             -              -            -
Ceding commission liability                                     5,600          5,000             -              -            -
Stockholders' equity                                           12,620          5,495         4,009         22,053        3,424
Stockholders' equity per common share (1)                     $  0.97        $  0.48       $  0.38       $   2.08       $ 0.34



(1) Assumes conversion of Series A and Series B Preferred stock into common stock of HAI on a share-for-share basis in 1995 and conversion of Series A Preferred stock in 1998, 1997 and 1996 on a share-for-share basis.

(2) As the result of the discontinuation of the insurance operations the Selected Financial Data has been restated for all years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

1999 Results compared to 1998 Results

         Net loss applicable to common stock was $46.6 million or ($3.80) per basic and diluted share in 1999 compared to net loss of $12.4 million or ($1.20) per basic and diluted share in 1998. The Company's 1999 results included a net loss from discontinued operations of $18.3 million as compared to $6.7 million loss from discontinued operations in 1998. Additionally the Company experienced increased expenses in both HealthAxis and HAI during 1999 compared to 1998.

         Interactive commission and fee revenue of $0.3 million represents commission and administrative fees earned on individual health insurance policies sold on HealthAxis' website. There were no revenues in 1998 due to the launch of HealthAxis' website, which is the only source of revenue, on December 3, 1998. Revenue related to HealthAxis' website is anticipated to grow in 2000 as a result of growth in first year, renewal commissions and fees, and the introduction of new products onto the website.

         Operating expenses of $6.0 million in 1999 increased from $0.8 million in 1998 primarily due to higher HealthAxis expense due to employee and recruiting expenses related to planning and scheduling website implementation of carriers, website enhancements, and general operations. Operating expenses increase as more carriers and products are integrated into HealthAxis' website.

         Sales and marketing expense of $20.1 million in 1999 increased from $1.3 million in 1998 due primarily to the amortization of HealthAxis' interactive marketing agreements with Internet portals based on the number of HealthAxis' Internet advertisements that it placed on distribution partners' web pages and viewed by Internet users ("impressions"). Interactive marketing amortization was $14.6 million in 1999 compared to $0.6 million in 1998. Interactive marketing amortization expense represents the cost of exclusivity and Internet advertisements delivered to HealthAxis from strategically selected websites. Amortization of HealthAxis' interactive marketing agreements in 2000 is anticipated to approximate $11.2 million. In addition, HealthAxis employee and recruiting expense increased.

         General and Administrative Expenses of $8.5 million in 1999 increased from $3.8 million in 1998 due primarily to employee and recruiting expenses relating to the increase in HealthAxis' administrative and executive staff. The increase was also due to professional fees and overhead expenses. General and administrative expenses include executive management, accounting, legal, and human resource personnel and expenditures for applicable overhead costs.

         Amortization of goodwill of $0.8 million in 1999 relates to HAI's purchase of 1,415,000 shares of HealthAxis common stock from HealthPlan Services Inc. Amortization of HAI's $7.9 million of goodwill in 1999 includes 3 1/2 months amortization for the purchase of these shares and accordingly will be higher in 2000. Further, HealthAxis anticipates recognizing approximately $623 million of goodwill as a result of the January 7, 2000 merger of Insurdata into HealthAxis to be amortized on a straight line basis over a 3 year period.

         Interest income of $0.7 million in 1999 relates to interest earned in short term investments. There was no corresponding income during 1998.

         Interest expense of $1.6 million in 1999 includes $0.7 million on convertible debentures, $0.6 million of accrued interest on ceding commission liability and $0.2 million on loans payable and $0.1 million of interest on other obligations. Interest expense increased in 1999 compared to 1998 due to the 1999 issuance of convertible debentures and the December 31, 1998 execution of a reinsurance agreement which gave rise to the ceding commission liability and interest thereon.

         Net loss from discontinued operations of $18.3 million included a $10.3 million loss on the sale of PILIC and $8.0 million loss in discontinued operations as compared to $6.7 million loss in discontinued operations in 1998. HAI's discontinued operations were conducted through its former wholly owned life insurance company Provident Indemnity Life Insurance Company ("PILIC") sold November 30, 1999 and PILIC's subsidiaries which during 1997 through 1998 were Provident American Life and Health Insurance Company ("PALHIC") sold December 31, 1998, Montgomery Management Corporation ("MMC") of which 80% was sold during 1998 and the remainder sold during 1999 and NIA Corporation ("NIA") sold December 31, 1998. The insurance operations are being reported as discontinued operations for all periods presented. 1998 results included realized gains on the sale of PALHIC, MMC and NIA of $3 million.

         The Company has recorded a loss on the sale of subsidiary of $10.3 million in connection with the sale of PILIC which includes a write-off of net assets including unamortized deferred policy acquisition costs, property and equipment, net of accumulated depreciation in the amount of $2.7 million plus HAI's November 30, 1999 capital contribution to PILIC in the amount of $7.2 million and the value of the Series A Preferred Stock transferred to AHC in the amount of $0.4 million. No consideration was received from AHC as the liabilities assumed exceeded the value of the assets acquired. The value of the Series A Preferred Stock was based on the historical issuance cost by HealthAxis to PILIC during 1998.

         On December 7, 1999, HealthAxis and Insurdata Incorporated, a subsidiary of UICI, announced the signing of a definitive agreement to merge the two companies, with the combined entity retaining the HealthAxis name. Under the terms of the transaction, Insurdata's shareholders received approximately 50 percent of the newly combined company. The transaction, which closed on January 7, 2000, will be accounted for under the purchase method of accounting in accordance with APB No. 16 and HealthAxis, by virtue of its holding a majority of the voting interest, was determined to be the acquirer for accounting purposes. HealthAxis anticipates that revenues will increase as a result of including Insurdata's revenues which during 1999 were $42.9 million. It is anticipated that Insurdata's technological expertise and established customer base will benefit HealthAxis' future operations by improving the process of implementing carrier products on the website and website development, increasing revenues with their established customer base, the potential to cross market products to HealthAxis' and Insurdata's clients and providing each company with exposure to additional potential clients.

         On January 26, 2000, HAI, HealthAxis and a wholly owned subsidiary of HAI entered into the Agreement and Plan of Reorganization which provides for the merger of HealthAxis with and into the subsidiary of HAI which will result in former shareholders of HealthAxis becoming shareholders of HAI. This transaction is referred to as the reorganization. The HAI subsidiary will continue as the surviving corporation of the reorganization, will retain all of its separate corporate existence and will be known as HealthAxis.com Inc. The reorganization will be accounted for by HAI as a recapitalization in accordance with generally accepted accounting principles. As a recapitalization, HAI capital stock issued to HealthAxis stockholders will be accounted for at the historical cost and the net assets of HAI will be recorded at historical cost. As a result of the recapitalization, the preferred and common stock of HealthAxis will be converted to HAI common stock eliminating all minority interest in HealthAxis and the minority interest net loss of subsidiary line item on the statement of operations. In addition, outstanding HealthAxis options and warrants will be converted into options or warrants to purchase HAI common stock. HAI anticipates that HAI will issue a total of 33,386,730 shares of HAI common stock to HealthAxis shareholders in the reorganization. HAI also anticipates that HAI will issue up to approximately 6,072,728 shares of HAI common stock upon the exercise of options and warrants to purchase HealthAxis common stock to be assumed by HAI of which HAI anticipates recording approximately $61 million of prepaid compensation which will be expensed over the vesting period of the options. There can be no assurance, however, that the conditions to the reorganization will be satisfied or that the reorganization documents will not be terminated.

1998 Results compared to 1997 Results

         Net loss applicable to common stock was $12.4 million or ($1.20) per basic and diluted share in 1998 compared to net loss of $18.6 million or ($1.84) per basic and diluted share in 1997. HAI's 1998 results included a net loss from discontinued operations of $6.7 million as compared to $16.7 million loss from discontinued operations in 1997. Additionally the Company experienced increased expenses in both HealthAxis and HAI during 1998, which related to the start-up of HealthAxis.

         Operating expenses of $0.8 million in 1998 were the result of HealthAxis consulting fees relating to carrier partner integration planning and website design.

         Sales and marketing expense of $1.3 million in 1998 were primarily due to the amortization of expenses related to HealthAxis' interactive marketing agreements based on the number of impressions received by the HealthAxis website.

         General and Administrative Expenses of $3.8 million in 1998 increased from $1.9 million in 1997 due primarily to HealthAxis employee and recruiting expenses along with professional fees and overhead expenses.

         Interest expense of $0.3 million in 1998 includes interest on loans payable.

         Net loss from discontinued operations of $6.7 million in 1998 as compared to $16.7 million loss in discontinued operations in 1997. Results for 1998 included substantially higher group medical benefit expense partially offset by realized gains on the sale of PALHIC, MMC and NIA.

Liquidity and Capital Resources

         A major objective of the Company is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short term equivalents plus funds generated from operating cash flow.

         Prior to 1999 HAI's liquidity requirements were primarily created and met by HAI's discontinued operations. During 1999, HAI's liquidity requirements were primarily created and met by HealthAxis and HAI through the private placement of debt and equity securities. During 1999 the primary uses of cash for HAI were the operation of PILIC and HAI's November 30, 1999 sale of PILIC, HAI's purchases of HealthAxis stock and HealthAxis' operating costs and payments to America Online, Inc. ("AOL"), Lycos, Inc. ("Lycos"), CNet, Inc. ("CNet"), Snap! LLC ("Snap!") and Yahoo! Inc, ("Yahoo!").

         Cash and cash equivalents as of December 31, 1999 amounted to $58.1 million of which $56.5 million was in HealthAxis and was partially attributable to the December private placement of common stock and $1.6 million was in HAI and is the net remaining funds from the September 1999 issuance of convertible debentures. HAI anticipates the need to obtain cash advances from HealthAxis during 2000 to fund HAI's costs of the Pending Merger involving HealthAxis and a wholly-owned subsidiary and HAI corporate expenditures.

         Net cash used in operating activities of $40.0 million in 1999 was primarily the result of claim payments to policyholders in HAI's discontinued operations and operating losses in HAI and HealthAxis.

         HAI does not anticipate that future cash used or provided from operations will include amounts related to HAI's Discontinued Insurance Operations which was sold effective November 30, 1999. Amounts due from reinsurers, amounts due from a third party administrator and future policy benefits and claims relate to HAI's discontinued operations.

         During 1999 HealthAxis made the final payment of $1.5 million to AOL under the initial term of Second Amendment to the Amended and Restated Interactive Marketing Agreement with AOL. Additionally, HealthAxis paid $3.3 million to Lycos, CNet, Snap! and Yahoo! which are included in prepaid interactive marketing expense.

         During 1999 HealthAxis completed private offerings of approximately $74.7 million the net proceeds of which have been used to and are anticipated to be used to fund amounts due under HealthAxis' distribution agreements with AOL, Lycos, CNet and Snap! and an Advertising Agreement with Yahoo! with the balance intended to be used by HealthAxis for its working capital and other general purposes.

         During 1999 HAI issued 2% convertible debentures in the amount of $27.5 million the net proceeds of which were used for working capital and other general corporate purposes, including approximately $8.2 million to purchase HealthAxis Common Stock, $14.7 million to sell the Insurance Operations and retain the Company's home office and 445,916 shares of HealthAxis Series A Preferred Stock and $2 million to purchase 133,333 shares of HealthAxis common stock.

         Non-cash repayment of notes payable represented $1.5 million of consideration for the Company's sale of MMC Common Stock and for HPS' exercise of its warrant obtained in 1998 in connection with the HPS E-Commerce Agreement to purchase 100,000 shares of HAI Common Stock for $0.9 million. Non cash issuance of warrants relates to HealthAxis.

         Payment of dividends paid by HealthAxis to HAI is subject to restrictions set for in the Certificate of Designation related to HealthAxis Series A, B, C and D Convertible Preferred Stock. HAI and HealthAxis do not anticipate paying cash dividends on Common Stock or on any class of HealthAxis preferred stock in the foreseeable future.

         The Company believes that the merger between HealthAxis and Insurdata will benefit the Company and its shareholders because the Company will:


         o increase its revenues, as demonstrated by the increase in revenues from $291,000 in 1999 to a combined revenue of $43.2 million for 1999;

         o improve its ability to raise capital by providing an established revenue base, seasoned management and significantly greater technological resources; and

         o increase product offerings and client exposure, which will potentially enable the Company to generate additional revenues.

         o acquire technical expertise and accelerate the carrier partner integration process, which would allow HealthAxis to make more quickly additional products available of its website and accelerate its growth.

         Historically Insurdata has been funded primarily through cash generated from operations. At December 31, 1999 Insurdata's cash balance was $2.1 million, current liabilities were $4.5 million of which anticipated 2000 payments under certain employee compensation plans are $1.1 million and capital purchase commitments are $1 million.

         HAI believes the reorganization will benefit the Company and its shareholders because it will:

         o improve the Company's ability to raise capital on more favorable terms than in the private equity markets;

         o eliminate investor confusion stemming from HAI's long history as a health insurance underwriter; and

         o streamline corporate structure to eliminate dual shareholder approvals in connection with annual meetings and other shareholder actions and their associated costs.

         During 1999 HAI purchased 1,415,000 shares of HealthAxis common stock and has agreed to pay the seller $0.4 million to complete the transaction.

         During 1998 and 1999, HealthAxis entered into agreements with AOL, Lycos, CNet, Snap! and Yahoo!. In connection with these agreements, the Company has paid $4.7 million in cash and warrants during 1999 and is required to pay $5 million in 2000. The Company believes that its current cash and cash equivalents will be sufficient to fund HealthAxis' obligations under these agreements and current operations through March 31, 2001. However, subsequent equity or debt financings will be necessary to enable the Company to fund future operations and continue to implement its current business strategies.

         HAI has no material commitments for capital expenditures at December 31, 1999 and such expenditures totaled approximately $4.2 million in 1999. Such expenditures were primarily for HealthAxis' equipment, software, furniture and building improvements.

         On January 7, 2000, HealthAxis and Insurdata Incorporated, a subsidiary of UICI completed the merger of the two companies. HealthAxis anticipates that it will pay out of pocket merger costs of approximately $0.6 million during 2000.

         On December 7, 1999, HAI announced plans to move forward with its original plan to merge with its subsidiary, HealthAxis. The merger was approved by HAI's board of directors on January 26, 2000 and by HealthAxis' board of directors on January 26, 2000. The Company anticipates that it will pay out of pocket merger costs of approximately $2.2 million during 2000.

         HAI does not anticipate paying cash dividends on common stock or on any series or class of HealthAxis preferred stock in the foreseeable future.

Impact of Inflation

         Higher interest rates, which have traditionally accompanied inflation, affect the Company's short-term investment revenue.

         Inflation has significantly increased the cost of health care. The adequacy of premium rates in relation to the level of health claims is constantly monitored and, where appropriate, premium rates on such policies, when appropriate, are increased as policy benefits increase. Failure to make such increases commensurate with health care cost increases may result in a loss to HealthAxis' insurance carriers. Implementation by HealthAxis' insurance carriers of changes in premium rates may affect HealthAxis commission revenue and may increase HealthAxis operating expense.

Year 2000 compliance

         Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities

         To date, the Company has experienced very few Year 2000 problems with those problems centering on life administration processing sold to PILIC on November 30, 1999 with no further liability to the Company regarding Year 2000 issues. The cost of programming changes as of December 31, 1999 was less than $150,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The Convertible Debentures outstanding a December 31, 1999 are fixed rate obligations and would not be exposed to the impact of interest rate fluctuations. To the extent that the Company seeks to refinance these instruments, the prevailing market interest rates on replacement debt could exceed rates currently paid thereby increasing interest expense and increasing net loss.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Certified Public Accountants                           F-1

Consolidated Balance Sheets - December 31, 1999 and 1998                     F-2

Consolidated Statements of Operations
   Years ended December 31, 1999, 1998 and 1997                              F-3

Consolidated Statements of Changes in Stockholders' Equity
   Years ended December 31, 1999, 1998 and 1997                              F-4

Consolidated Statements of Cash Flows
   Years ended December 31, 1999, 1998 and 1997                       F-5 to F-6

Notes to Consolidated Financial Statements                           F-7 to F-39

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                      None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.


                                                                                                Director or
                                                      Principal Occupation                      Executive        Year Term
     Name                        Age                  For Past Five Years                      Officer Since    Will Expire
     ----                        ---                  -------------------                      -------------    -----------
Michael Ashker                   47      Director; President, Chief Executive Officer of HAI       1998            2000
                                         since August 1999 and Director, President and Chief
                                         Executive Officer of HealthAxis since March 1998;
                                         Managing Director and Portfolio Manager of Lynx
                                         Capital Group LLC and Managing Member of Lynx
                                         Venture Partners I, LLC from 1995 to 1998.

Alvin H. Clemens                 62      Director; Chairman of the Board of HAI and                1989            2000
                                         subsidiary companies since October 1989; Chairman
                                         of HealthAxis since 1998; Chief Executive Officer
                                         of HAI from 1989 to 1999 and President of HAI 1993
                                         - 1996; President of -PILIC since November 1999.

Harold M. Davis                  64      Director; Chairman of the Board of Realen Homes,          1989            2000
                                         Inc. since 1968.

Francis L. Gillan III            45      Chief Financial Officer and Treasurer of HAI and          1999             N/A
                                         PILIC since January 1999; Treasurer of PILIC and
                                         PALHIC since 1998; Controller of PILIC and PALHIC
                                         1996 - 1998; Director of P&C Planning and Expense
                                         Analysis, Providian Direct Insurance 1994-1996.

Henry G. Hager                   65      Director; Of Counsel in the law firm of Stradley,         1996            2000
                                         Ronon, Stevens and Young since January 2000;
                                         Partner in the law firm of Stradley, Ronon, Stevens
                                         and Young from 1994 to 1999; President and Chief
                                         Executive Officer of The Insurance Federation of
                                         Pennsylvania since 1985; Director of American
                                         Waterworks Company, a publicly held company.

George W. Karr, Jr.              61      Director; Co-Chairman of Karr Barth Associates,           1996            2000
                                         Inc. since 1998; Chief Executive Officer of Karr
                                         Barth Associates 1984-1998.

Edward W. LeBaron                70      Director; Director of HealthAxis since January            1998            2000
                                         2000; Director of Lynx Capital Group, LLC from
                                         January 1997 to January 2000; Partner in the law
                                         firm of Pillsbury Madison & Sutro from 1989 to
                                         1997; Attorney, Political Law Group, Pillsbury
                                         Madison & Sutro 1989-1997; Chief Executive Officer
                                         of Pacific Casino Management 1995-1996; Director of
                                         Tom Brown, Inc., a publicly held company.



                                                                                                Director or
                                                      Principal Occupation                      Executive        Year Term
     Name                        Age                  For Past Five Years                      Officer Since    Will Expire
     ----                        ---                  -------------------                      -------------    -----------
Theophile Joseph Mignatti,       63      Director; Chairman of Mignatti Construction               1998            2000
Jr.                                      Company since 1998; President and Chief Executive
                                         Officer of Mignatti Ventures since 1989.

P. Glenn Moyer                   64      Director; Private Practice Attorney  since 1992;          1989            2000
                                         Director, Maine National 1985-1995.

Anthony R. Verdi                 51      Chief Operating Officer of HAI since December             1990             N/A
                                         1997; Chief Financial Officer and Treasurer  of
                                         HealthAxis since  November 1999; Chief Operating
                                         Officer of PILIC and PALHIC 1997-1998; President
                                         of PILIC since December 1998; Treasurer and Chief
                                         Financial Officer of  HAI, PILIC and PALHIC
                                         1990-1997.


         During 1999, HAI's Board of Directors held nine (9) meetings. All Directors attended at least 75% of the aggregate meetings of the Board and the Committees on which they served.

         Messrs. Michael Ashker, Francis L. Gillan III and Anthony R. Verdi are the executive officers of HAI. Messrs. Gillan and Verdi are not directors.

Committees of the Board of Directors

         HAI's Board of Directors has standing an Executive/Compensation/ Nominating Committee and an Audit Committee.

         The Executive/Compensation/Nominating Committee, on which Messrs. Clemens, Ashker, Davis and Mignatti currently serve, is appointed to act when a meeting of the full Board of Directors is not feasible, administers HAI's compensation matters and nominates directors and determine replacements for directors when membership on the Board of Directors ends prior to the expiration of a term. The Executive/Compensation/ Nominating Committee held two (2) meetings during 1999.

         The Audit Committee is appointed to recommend the selection of HAI's auditors, review the scope and results of audits, review the adequacy of HAI's accounting, financial and operating systems and supervise special investigations. The Audit Committee held two (2) meetings in 1999. The Audit Committee is currently comprised of Messrs. Hager, Davis and Moyer. Mr. Ashker serves as an alternate.

         The Option Administration Committee was established by the Board of Directors on July 16, 1996 and currently consists of Messrs. Clemens, LeBaron and Verdi. Any options to be granted to Messrs. Clemens or Verdi are subject to the approval of only Messrs. Hager, Karr and Moyer, who are outside directors of HAI and, as such, are disinterested persons. The Option Administration Committee did not meet during 1999.

Director Compensation

         Directors who are not employees of HAI are paid a fee of $1,000 for attendance at each meeting of the Board of Directors of HAI, with no fee being paid for attendance at meetings of any of HAI's subsidiaries, and $500 for attendance at each meeting of any committee of the Board. During 1999 HAI granted options to purchase an aggregate of 20,000 shares of HAI's common stock at the price of $7.50 per share to Directors.

Section 16(A) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act ("Section 16(a)") requires HAI's directors, executive officers, and persons who own more than 10% of a registered class of HAI's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of HAI. Officers, directors and greater than 10% stockholders are requires by SEC regulation to furnish HAI with copies of all Section 16(a) forms they file.

         To HAI's knowledge, based solely on a review of the copies of such reports furnished to HAI and written representations that no other reports were required during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11.  Executive Compensation.

Employment and Other Agreements

         Effective February 19, 1997, HAI and Mr. Clemens entered into a new employment agreement which replaced Mr. Clemens' prior employment contract dated as of January 1, 1993. Pursuant to the agreement, HAI employed Mr. Clemens as Chief Executive Officer for a five-year term ending December 31, 2002. Unless otherwise terminated, the term shall automatically be extended at the end of each year after December 31, 1997, in order that at all times, on each December 31st during the duration of the agreement, there will be an unexpired five-year term. The employment agreement was amended on July 28, 1999 to change Mr. Clemens' executive position to Chairman of the Board of Directors and Chairman of the Executive/Compensation/Nominating Committee. Mr. Clemens was paid a base salary in 1999 of $413,184. Mr. Clemens' contract entitles him to an annual cost of living increase, and additional incentive or bonus compensation as will be deemed appropriate from time to time by the board of directors of HAI. The agreement further provides for group life, health, disability, major medical, and other insurance coverages for Mr. Clemens and his family, and upon termination, provides termination benefits which include the provision of health insurance for Mr. Clemens and his spouse for life, a salary benefit of five times base salary in the event of Mr. Clemens' death, disability, or termination without cause, and includes certain restrictions on Mr. Clemens competition and disclosure of confidential information, along with options to purchase 50,000 shares of HAI's common stock granted under HAI's Non-Qualified Option Plan for Directors and the 1996 Employee Incentive Stock Option Plan. Mr. Clemens released and assigned all rights in and to the options to purchase shares under these two plans in a letter agreement dated September 9, 1999.

         The following three tables show information relating to the Chairman of the Board, President and Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during the calendar years specified therein.

                           SUMMARY COMPENSATION TABLE

=====================================================================================================================
                                                                              Long-Term
                                                                            Compensation
                         Annual Compensation                                   Awards
                                                                              Securities
                                                                             Underlying
                                                                               Options               All Other
    Name and Principal                      Salary          Bonus         (HAI/HealthAxis)        Compensation(1)
       Position                Year          ($)             ($)                (#)                    ($)
---------------------------- ---------- --------------- --------------- ---------------------- ----------------------
Michael Ashker, (2)            1999        120,000          50,000        5,000/200,000 (3)                 -
CEO and President of HAI       1998         92,308                            0/991,000 (4)             80,000
and HealthAxis
---------------------------- ---------- --------------- --------------- ---------------------- ----------------------
Alvin H. Clemens, (5)          1999        413,184                                                      17,764
Chairman of the Board of       1998        413,896                            0/309,000 (6)             17,714
HAI and HealthAxis             1997        417,453         305,850                                      18,288
---------------------------- ---------- --------------- --------------- ---------------------- ----------------------
Andrew Felder, (7)             1999        120,000                            0/ 75,000 (4)            $10,000
Executive Vice President -     1998         64,615                            0/175,000 (4)                  -
Strategy and Corporate
Development of HealthAxis
---------------------------- ---------- --------------- --------------- ---------------------- ----------------------
Francis L. Gillan III, (8)     1999        110,000                             20,000/0 (9)            $ 3,579
CFO and Treasurer of HAI
---------------------------- ---------- --------------- --------------- ---------------------- ----------------------
Anthony R. Verdi, (10)         1999        150,000                         25,000/5,000 (11)            44,941
COO of HAI and                 1998        151,392                                                      10,144
CFO of HealthAxis              1997        151,335                                                       9,295
=====================================================================================================================

(1) Includes for 1999, 1998 and 1997, respectively, (a) HAI contributions to savings plan (Mr. Clemens $4,000, $4,000 and $4,000; Mr. Gillan $3,579; Mr. Verdi $3,461, $3,317 and $3,595), (b) automobile expense allowances (Mr. Clemens $11,280, $11,280 and $11,998; and Mr. Verdi $5,700, $5,700 and
     $7,700), (c) consulting fees (Mr. Ashker $80,000 and Mr. Felder $10,000) and (d) payout of accumulated vacation (Mr. Verdi $34,615).

(2) Mr. Ashker joined HealthAxis as President and CEO on April 1, 1998 and became President and CEO of HAI in August, 1999. In 1999, Mr. Ashker was paid $120,000 as a salary by HealthAxis and a $50,000 bonus paid by HAI. In 1998, all of Mr. Ashker's annual compensation was paid by HealthAxis and $80,000 of other compensation was paid by HAI.

(3) Includes options to purchase 200,000 shares of HealthAxis common stock and an option to purchase 5,000 shares of HAI.

(4)  Represents options to purchase HealthAxis common stock.

(5) Mr. Clemens received a salary during 1999 from HAI but did not receive a salary from HealthAxis.

(6) Mr. Clemens was granted options to purchase 309,000 shares of HealthAxis common stock, however, these grants to Mr. Clemens were terminated during 1999.

(7) During 1999, Mr. Felder's salary of $120,000 was paid by HealthAxis. In 1998, Mr. Felder also served as a consultant to HAI and was paid $10,000.

(8)  Mr. Gillan became CFO and Treasurer of HAI on January 14, 1999.

(9)  Represents options to purchase shares of HAI's common stock.

(10) Mr. Verdi received his annual salary and other annual compensation from HAI.

(11) Includes options to purchase 25,000 shares of HAI's common stock and 5,000 shares of HealthAxis common stock.

                    HealthAxis Inc. and HealthAxis.com, Inc.
             Aggregate Option Exercises in 1999 and Year-End Values

=======================================================================================================================
                                                                                   Number of            Value of
                                                Shares                            Underlying           Unexercised
                                               Acquired           Value           Unexercised         In-the-Money
                                              On Exercise       Realized            Options            Options at
Name                                              (#)              ($)            At 12/31/99           12/31/99
------------------------------------------- ---------------- ---------------- -------------------- --------------------
(a)                                               (b)              (c)                (d)                  (e)
------------------------------------------- ---------------- ---------------- -------------------- --------------------
Alvin H. Clemens (1)
Chairman of the Board
    Exercisable (HAI)                              -                                      -
    Unexercisable (HAI)                                                                   -

Michael Ashker
CEO and President
    Exercisable (HAI)                              -                                  5,000              115,625
    Unexercisable (HAI)                            -                                      -                    -
    Exercisable (HealthAxis)                       -                              1,057,668           30,138,117
    Unexercisable (HealthAxis)                     -                                133,332            3,085,538

Andrew Felder
Executive VP-Strategy and Corporate
Development of HealthAxis
    Exercisable (HealthAxis)                       -                -               140,626            3,877,963
    Unexercisable (HealthAxis)                                                      109,374            2,824,287

Francis L. Gillan III
CFO and Treasurer
    Exercisable (HAI)                           17,000           331,469              7,500              183,875
    Unexercisable (HAI)                                                              23,000              552,750

Anthony R. Verdi
COO
    Exercisable (HAI)                           22,000           578,906             40,000              992,500
    Unexercisable (HAI)                            -                -                35,000              841,875
    Exercisable (HealthAxis)                       -                -                     -                    -
    Unexercisable (HealthAxis)                     -                -                 5,000               78,125
=======================================================================================================================

(1) As of December 31, 1999, the above table excludes non-compensatory stock options to purchase 1,253,376 shares of common stock at $0.90 issued to Mr. Clemens in 1989 of which Mr. Clemens disclaims beneficial ownership of 967,040 shares owned by a partnership of which Mr. Clemens is a partner; excludes an option to purchase 397,198 shares of Series A cumulative preferred stock at $3.64 issued on April 1, 1993 in connection with the purchase by Mr. Clemens of other shares of preferred stock at such time. By letter agreement dated September 9, 1999, the option to purchase shares of Series A cumulative preferred stock was amended to eliminate the right to convert these options into any class of securities of HAI other than HAI's common stock.

                    HealthAxis Inc. and HealthAxis.com, Inc.
                              Option Grants in 1999

===================================================================================================================================



                                                                                                     Potential Realizable Value
                                 Number of       % of Total                                           At Assumed Annual Rates
                                Securities        Options         Exercise                           Of Stock Appreciation for
                                  Options        Granted to         Price           Expiation                Option Term
            Name                  Granted        Employees         $/Share            Date               5%               10%
----------------------------- ---------------- --------------- ---------------- ---------------- ----------------- ----------------
            (a)                     (b)             (c)              (d)              (e)              (f)               (g)
----------------------------- ---------------- --------------- ---------------- ---------------- ----------------- ----------------
Alvin H. Clemens
Chairman of HAI and                     -            -                -                -                -                 -
HealthAxis

Michael Ashker                      5,000 (1)       .87%            $7.50            3/4/09           $24,093           $60,576
CEO and President of HAI          200,000 (2)      9.36%            $7.48          11/22/09          $563,514        $1,496,650
and HealthAxis

Andrew Felder
Executive VP-Strategy &            75,000 (2)      5.41%            $7.85          11/22/09          $184,061          $585,758
Corporate Development
Of HealthAxis

Francis L. Gillan III
CFO and Treasurer of HAI           20,000 (1)      3.49%            $7.50            3/4/07           $61,065          $142,308

Anthony R. Verdi                   25,000 (1)      4.36%            $7.50            3/4/09           $76,331          $177,885
COO of HAI and                      5,000 (2)       .36%
CFO of HealthAxis
===================================================================================================================================

(1)  Options granted to purchase HAI's common stock.

(2) Options granted under the HealthAxis 1998 Stock Plan to purchase HealthAxis common stock which are convertible into 1.127 shares of HAI's common stock.

         The following individuals were not included in the above charts because they did not receive compensation in excess of $100,000 from HealthAxis or HAI during 1999: Elaine del Rossi joined HealthAxis as Senior Vice President - Sales and Marketing on November 15, 1999. In 1999, Ms. del Rossi was granted options to purchase 20,000 shares of HealthAxis common stock at $12.00 per share of which none have vested. Michael G. Hankinson joined HealthAxis as Vice President and General Counsel in April, 1999. In 1999, Mr. Hankinson was granted options to purchase 50,000 shares of HealthAxis common stock none of which have vested at $5.77 per share and 10,000 shares of HealthAxis common stock, of which 3,334 have vested, at $12.00 per share. Dennis B. Maloney became HealthAxis' Chief Operating Officer in January, 2000. In 1999, Mr. Maloney served as President and Chief Executive Officer of Insurdata Incorporated and was paid $240,000 in salary and $72,048 in bonus. HealthAxis expects that all three individuals will be paid compensation in excess of $100,000 during fiscal 2000.

Stock Option Plans

         HAI maintains stock option plans for executives, officers, employees or directors of HAI and its subsidiaries and affiliates. HealthAxis also maintains a stock option plan that includes grants to executives, directors, employees and consultants.

         The 1993 Incentive Stock Option Plan for Employees was discontinued, and effective July 16, 1996, HAI's Board of Directors adopted the 1996 Employee Incentive Stock Option Plan ("1996 Employee Plan"), which was approved by HAI's shareholders at the 1997 Annual Meeting of Shareholders. The 1996 Employee Plan was amended in 1997 to increase the number of shares issuable thereunder from 950,000 shares to 1,250,000 shares of HAI's common voting stock to key employees of HAI and its subsidiaries and affiliates, exercisable for up to five years from the effective date of the grant at a price not less than the fair market value of the shares on the effective date of grant. All options granted under the 1996 Employee Plan have been granted at 100% of the fair market value of the shares on the effective date of the grant, with the exception of an option granted Mr. Clemens, which was granted at 110% of the fair market value on the date of the grant. During 1999, a total of 125,000 options were exercised under the 1993 Employee Plan and a total of 265,400 options were exercised under the 1996 Employee Plan. On March 13, 1998 the employees owning options under the 1996 Employee Plan were given the right to reduce the grant by half in consideration of the reduction of the exercise price by one half. Of the total grants under the 1996 Employee Plan for 1998, 115,000 were as a result of this election.

         The Non-Qualified Stock Option Plan for Directors ("Directors Plan") was amended and restated effective as of July 16, 1996 in order to increase the number of shares authorized for the issuance thereunder by 356,500 shares and to incorporate prior amendments. Options granted under the Directors' Plan are exercisable for up to ten years from the date of grant at a price of not less than the fair market value of the shares on the date of the grant. All options granted under the Director's Plan have been granted at 100% of the fair market value of the shares on the date of grant. During 1999, HAI granted options to purchase an aggregate of 20,000 shares of HAI's common stock at a price of $7.50 per share under the Directors Plan. During 1999, a total of 135,000 options were exercised under the Directors' Plan.

         The Stock Option Plan for Executives ("Executive Plan") was amended and restated effective December 11, 1996 and authorizes the granting of options to purchase up to 3,850,000 shares of HAI's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), which are exercisable for up to ten years from the effective date of grant at a price of not less than the fair market value of the shares on the date of grant. No options were granted under the Executive Plan during 1999.

         In June 1998, HealthAxis adopted the HealthAxis.com Inc., 1998 Stock Option Plan (the "1998 Stock Option Plan") which provides for the award of options and stock purchase rights (collectively "Awards") to purchase HealthAxis common stock. During 1998, 2,900,000 shares were authorized to be granted under the 1998 Stock Option Plan of which 1,956,500 shares have been granted as of December 31, 1998. During 1998 options to purchase 991,000, 309,000 and 50,000 shares were granted to Mr. Ashker, Mr. Clemens and Mr. Beausang, a former director of HealthAxis, respectively, and are immediately exercisable at a price of $1.77 per share having a term of 10 years. Mr. Clemens' option to purchase HealthAxis shares has since been terminated by mutual agreement. Options to purchase 460,000 shares of HealthAxis common stock awarded at $1.77 per share were awarded to officers and employees during 1998. These options have a term of five years and vest at a rate of 25% of the initial award on the grant date, 25% of the initial award on February 1, 1999 and the balance in quarterly installments thereafter. Options to purchase an additional 96,500 shares of HealthAxis common stock were granted to officers and employees at an exercise price of $4.00 per share. Such options have a term of five years and vest at a rate of 25% of the initial award on the grant date, 25% of the initial award on November 20, 1999 and the balance in quarterly installments thereafter.

         During 1999, HealthAxis amended the Stock Option Plan to increase the total shares to 8,600,000. Such options have a term of ten years and vest at a rate of 20-33% of the initial award on the grant date, with the balance vesting quarterly or annually over 2 to 5 years. During 1999 HealthAxis granted 1,904,621 options under the 1998 Stock Options Plan exercisable at prices ranging from $4.00 to $12.00 vesting over periods ranging from 2 to 5 years. Of the options granted, options to purchase 200,000, 75,000, 60,000 and 20,000 shares were granted to Mr. Ashker, Mr. Felder, Mr. Hankinson, and Ms. del Rossi, respectively. Mr. Felder, Mr. Ashker, Ms. del Rossi and Mr. Hankinson are executive officers of HealthAxis.

         During the first quarter of 2000, the HAI board of directors adopted the 2000 Stock Option Plan, subject to approval by the shareholders which is required by NASDAQ and for the plan to qualify as incentive stock options and for the 2000 Stock Option Plan to satisfy one of the conditions of Section 162(m) of the Internal Revenue Code applicable to performance-based compensation. Employees, officers and directors of HAI, as well as certain consultants of HAI, are eligible to receive options under the 2000 Stock Option Plan. The purpose of the 2000 Stock Option Plan is to provide additional incentive to these individuals by encouraging them to invest in HAI's common stock and thereby acquire a further proprietary interest in HAI and an increased personal interest in HAI's continued success and progress. HAI is currently evaluating the possibility of merging HAI's existing director and employee stock option plans into the 2000 Stock Option Plan. To date, no grants have been awarded under 2000 Stock Option Plan.

         As of December 31, 1999 there were options to purchase 3,076,221 of HealthAxis common stock outstanding at an average exercise price of $5.14 under the 1998 Stock Option Plan.

         HAI's Stock Option Plans are administered by the Option Administration Committee. The respective administrators of the Stock Option Plans are authorized to select optionees, determine the number of shares for which options are granted to each optionee, the exercise price of the options, and the other terms and conditions of the options.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

       The following table sets forth, as of March 20, 2000, the amount and percentage of HAI's outstanding common stock beneficially owned by (i) each person who is known by HAI to be the beneficial owner of more than 5% of HAI's outstanding common stock; (ii) each director; (iii) each executive officer and
(iv) all officers and directors of HAI as a group.

                                                                              Common Stock
                                                                       ---------------------------
                                                            No. of Shares                     Percent
Name of                                                     Beneficially                        of
Beneficial Owner                                              Owned(1)                         Class(2)
----------------                                           --------------                  ------------
Alvin H. Clemens                                              2,499,500(3)(4)                  18.2%
     907 Exeter Crest
     Villanova, PA 19085

Michael Ashker                                                  718,076(5)(6)                   5.5%
     c/o HealthAxis.com, Inc.
     2500 DeKalb Pike
     Norristown, PA 19404

Harold M. Davis                                                 175,000(7)                      1.3%
     c/o Realen Properties
     1000 Chesterbrook Blvd.; Suite 100
     Berwyn, PA 19312

Francis L. Gillan III                                             7,500(8)                       (9)
     c/o HealthAxis, Inc.
     2500 DeKalb Pike
     Norristown, PA 19404

Henry G. Hager                                                   65,000(7)                       (9)
     7 Jorrocks Lane
     Malvern, PA 19355

George W. Karr, Jr.                                              77,000(7)                       (9)
     Karr Barth Associates, Inc.
     40 Monument Road
     Bala Cynwyd, PA 19004-1797

Edward W. LeBaron, Jr.                                           43,571(6)                       (9)
     Lynx Private Equity Partners, LLC
     2601 Fair Oaks Boulevard; Suite 150
     Sacramento, CA 95864

Theophile J. Mignatti, Jr.                                       35,000(3)(6)(10)                (9)
     Mignatti Companies
     2310 Terwood Drive; P. O. Box 249
     Huntingdon Valley, PA 19006

P.Glenn Moyer                                                    51,100(11)                      (9)
     P.O. Box 438
     9 Main Street
     Souderton, PA 18964

Anthony R. Verdi                                                 89,974(12)                      (9)
     c/o HealthAxis, Inc.
     2500 DeKalb Pike
     Norristown, PA 19404

Taunus Corporation                                              760,803(13)                     5.9%
     31 West 52nd Street
     New York, NY 10019

ALL DIRECTORS AND OFFICERS
     AS A GROUP (10 PERSONS FOR
     COMMON)                                                  3,762,721(14)                    26.8%


 (1) Information furnished by directors and officers.

 (2) Calculated as a percentage of outstanding shares plus each individual's options to purchase common shares (or all Directors and Officers as a Group).

 (3) Mr. Clemens' daughter is married to Mr. Mignatti's son.

 (4) Includes options granted to Mr. Clemens to purchase an additional 253,376 shares of HAI's common stock at a price of $.91 per share granted pursuant to the Amended and Restated Stock Option Agreement dated as of February 27, 1989 and options to purchase 397,198 shares of common stock at an option price of $3.64 per share granted to Mr. Clemens pursuant to a Stock Option Agreement dated April 1, 1993 which was amended effective September 9, 1999. Mr. Clemens disclaims beneficial ownership of 616,000 shares of HAI's Common Stock given by him to the Mark Twain Trust in 1991 and 967,040 options to purchase additional shares of HAI's common stock owned by a partnership in which Mr. Clemens is a partner.

 (5) The information in regard to Mr. Ashker has been derived from an amendment to a Schedule 13D filed by Mr. Ashker and others with the Securities and Exchange Commission on November 16, 1999. Mr. Ashker is presently serving as President, CEO and a director of HAI and HealthAxis. Sole and shared voting power is claimed with regard to 394,776 and 323,300 shares, respectively. See also "Item 13 - Certain Relationships and Related Transactions" for a description of transactions between Mr. Ashker, Lynx Capital Group, LLC and HAI. Schedule 13D/A was filed on behalf of Mr. Ashker and others on November 16, 1999, indicating that Mr. Ashker beneficially owned less than ten percent (10%) of HAI's outstanding Common Stock as of such date. The Schedule 13D/A was also filed on behalf of Lynx Capital Group, LLC, a California limited liability company; Van Kasper & Company, a broker-dealer and California corporation; Lynx Tech Fund, L.P., an investment limited partnership of which Lynx Capital Group, LLC serves as investment advisor; and Edward W. LeBaron, Jr., Kenneth Brown and Deidre Holt. Each of the above entities also claims beneficial ownership of various amounts of HAI's Common Stock.

 (6) Includes an option to purchase 5,000 shares of HAI's common stock.

 (7) Includes options to purchase 55,000 shares of HAI's common stock.

 (8) Includes an option to purchase 7,500 shares of HAI's common stock.

 (9) Less than 1%.

(10) Includes 20,000 shares held in wife's name (deceased).

(11) Includes options to purchase 50,000 shares of HAI's common stock.

(12) Includes options to purchase 40,000 shares of HAI's common stock.

(13) Information with regard to Taunus Corporation has been derived from a
     Schedule 13G filed by Taunus Corporation and DB Alex.Brown LLC with the Securities and Exchange Commission on February 14, 2000. Taunus Corp. reported sole voting power with respect to 708,003 shares of HAI common stock and sole dispositive power over 760,803 shares of HAI common stock. DB Alex.Brown LLC reported sole voting and dispositive power with respect to 678,500 shares of HAI common stock, which are included in the 760,803 shares reported by Taunus Corp.

(14) Includes stock and options of all officers and directors to purchase an aggregate of 97,474 shares and 1,164,747 shares, respectively, and stock and options granted to Mr. Clemens as described in note 4.


Item 13.  Certain Relationships and Related Transactions.

Notes Receivable - Officers and Directors

         HAI had loans receivable from related parties with: Mr. Alvin Clemens, Chairman of the Board, Chief Executive Officer and a shareholder of HAI, which was collateralized by 128,478 shares of HAI's common stock ("Shares") owned by Mr. Clemens; Mr. John Gillin, a former Director and shareholder of HAI, which was collateralized by 10,000 shares and a stock option grant to purchase 30,000 shares, both owned by Mr. Gillin. Mr. Clemens' loan was paid in full during September 29, 1999. Mr. Gillin's loan was repaid in full during January 1999.

         The following table details the loan receivable at December 31, 1999.

                                                  Clemens          Gillin
                                                  -------          ------
        Amounts due at December 31, 1999
        Loan principal                           $      -          $      -
        Accrued interest                                -                 -
        Highest outstanding balance              $681,443          $165,723

        1999 Interest income                     $ 23,851          $      -

        Interest rate                                5.33%             8.50%

Business transactions with Related Parties

         Pursuant to agreements effective as of September 9, 1999 between HAI and Mr. Clemens, Mr. Clemens:

o assigned his rights to acquire up to an additional 3,300,000 shares pursuant to the March 10, 1997 agreement to HAI,

o released and assigned all of his right in and to options to purchase 152,802 shares of HAI's preferred stock to HAI, and

o amended an option to purchase the remaining 397,198 shares of HAI preferred stock to eliminate the right to exercise all of the options to purchase any HAI preferred stock and to retain only the right to receive HAI common stock upon the exercise of the options.

         Michael Ashker, a director and the President and Chief Executive Officer of HealthAxis and HAI, beneficially owns 718,076 shares of HAI's common stock (including options). In an amended Schedule 13D, filed November 16, 1999, filed by Mr. Ashker, Lynx Capital Group, Van Kasper & Company, Lynx Technology Fund, L.P., Lynx Healthtech Fund, LLC, Kenneth Brown, Deidre Holt and Edward W. LeBaron, Jr., Mr. Ashker reported sole voting and dispositive power with respect to 394,776 shares of HAI common stock and shared voting and dispositive power with respect to 323,300 shares. Mr. Ashker was the sole manager of Lynx Capital Group, which acts as an investment advisor to and general partner of Lynx Technology Fund, an investment limited partnership. Mr. LeBaron was a member of and Ms. Holt was a consultant to Lynx Capital Group. Lynx Capital Group, which acts as the general partner for Lynx Technology Fund is currently managed solely by Mr. Brown. Van Kasper is a broker-dealer and has discretion over brokerage accounts that are invested in HAI common stock. Mr. Ashker was formerly a registered representative of Van Kasper. Mr. LeBaron is currently serving on the Board of Directors of HAI and on the Board of Directors of HealthAxis. Mr. LeBaron reported sole voting and dispositive power with respect to the 38,571 shares of HAI common stock. Pursuant to a consulting agreement between HAI and Lynx Capital Group, Lynx Capital Group was granted currently exercisable warrants to purchase 400,000 shares of HAI's common stock which are included in the amounts beneficially owned. Of this amount, Lynx Capital Group transferred warrants to purchase 300,000 shares of HAI common stock to Mr. Ashker, warrants to purchase 25,000 shares of HAI common stock to Ms. Holt, warrants to purchase 30,000 shares of HAI common stock to Mr. Felder, warrants to purchase 15,000 shares of HAI common stock to George Stephenson and warrants to purchase 5,000 shares of HAI common stock to Kenneth Brown. Additionally, Mr. Ashker has been granted an option to purchase 991,000 shares of the HealthAxis common stock at an exercise price of $1.77, all of which are currently exercisable. Mr. Ashker was also awarded options to purchase 145,000 shares of HealthAxis common stock at an exercise price of $5.77 that are exercisable over a two year period commencing in April, 1999 and options to purchase 55,000 shares of HealthAxis common stock at an exercise price of $12.00 over a two year period commencing in November 1999.

         In addition, Messrs. Ashker and Clemens, by virtue of their positions as trustees of certain voting trusts, have shared voting power with the other trustees over 25.4% of HealthAxis' outstanding capital stock at March 31, 2000.

         As of November 13, 1998, Lynx Private Equity Partners I, LLC purchased 250,000 shares of HAI common stock for an aggregate purchase price of $875,000. Edward W. LeBaron was the sole manager of Lynx Private Equity Partners and is a member of the Board of Directors of HAI and HealthAxis. Pursuant to the limited liability company agreement of Lynx Private Equity Partners, Michael Ashker had the authority to vote the shares of HAI held by Lynx Private Equity Partners. On November 11, 1999, Lynx Private Equity Partners dissolved and transferred its shares of HAI stock to Michael Ashker, Edward LeBaron and Lynx Technology Fund, LP.

         Michael F. Beausang, Jr., Esquire, HAI's Secretary and a former Director of HealthAxis and HAI, is a partner in the law firm of Butera, Beausang, Cohen & Brennan. This law firm performs legal services for HealthAxis and HAI and in 1999, HAI paid Butera Beausang Cohen & Brennan $497,308.

         On August 16, 1999, HAI entered into a stock purchase agreement with AHC Acquisition, Inc., a company owned by Alvin H. Clemens, the Chairman of HealthAxis and HAI, which provided for the sale of PILIC to AHC Acquisition, Inc. for an aggregate payment of $14.7 million. This transaction was completed on November 30, 1999. In accordance with the terms of the stock purchase agreement, HAI:

o purchased the Company's headquarters located at 2500 DeKalb Pike from PILIC for $4.7 million;

o agreed to exercise its option to purchase 545,916 shares of HealthAxis Series A preferred stock from PILIC for $2.8 million; and

o made a $7.2 million capital contribution from HAI to PILIC in order to provide adequate capitalization in light of the liabilities assumed in the transaction.

         HAI made the $2.8 million payment for the shares of HealthAxis Series A preferred stock pursuant to the option agreement between HAI and PILIC. The payment equates to a $4.71 price per share plus interest at the rate of 8% per annum thereon from the date of acquisition of these shares by PILIC through November 30, 1999, the date of exercise. The $4.71 price represented the price per share originally paid by PILIC for these shares. HAI agreed to make a $7.2 million capital contribution to PILIC to comply with insurance regulations that required PILIC to maintain adequate capital to meet its liabilities, which included pay-out obligations under existing insurance policies. Also, in accordance with the terms of the stock purchase agreement, and in order to compensate AHC Acquisition, Inc. for assuming PILIC's liabilities, HAI transferred 100,000 shares of the HealthAxis Series A preferred stock, and the associated registration rights previously granted to PILIC, to AHC Acquisition, Inc. HAI recognized a $10.3 million loss on the sale of PILIC, which included a write-off of assets in the amount of $2.6 million together with HAI's November 30, 1999 capital contribution to PILIC in the amount of $7.2 million and the value of the HealthAxis Series A preferred stock transferred to AHC Acquisition, Inc. in the amount of $0.4 million. The terms of the sale of PILIC to AHC Acquisition, Inc. were approved by the Insurance Department of the Commonwealth of Pennsylvania, the regulatory agency that oversees insurance company operations in Pennsylvania. The sale of PILIC was also approved by the disinterested members of the board of directors of HAI with Mr. Clemens abstaining from voting on this matter.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)   The materials set forth below are filed as part of this report.

           (1)    List of Financial Statements:                                               Page
                                                                                              ----
                  Report of Independent Certified Public Accountants                           F-1

                  Consolidated Financial Statements:

                  Consolidated Balance Sheets -
                         December 31, 1999 and 1998                                            F-2

                  Consolidated Statements of Operations -
                         Years ended December 31, 1999, 1998 and 1997                          F-3

                  Consolidated Statements of Changes in Stockholders' Equity -
                         Years ended December 31, 1999, 1998 and 1997                          F-4

                  Consolidated Statements of Cash Flow -
                         Years ended December 31, 1999, 1998 and 1997                      F5 to F-6

           Notes to Consolidated Financial Statements                                     F-7 to F-39

           (3)    Exhibits:
                  --------

                  The Exhibits listed on the accompanying Exhibit Index immediately following the Financial Statement Schedules are filed as part of, or incorporated by reference into, this Report.

     (b)   Reports on Form 8-K:
           (1)    December 9, 1999 - Item 2 - Acquisition or Disposition of
                  Assets Item 7 - Financial Statement and Exhibits

           (2)    January 21, 2000 - Item 2 - Acquisition or Disposition of
                  Assets Item 7 - Financial Statements and Exhibits

           (3)    February 2, 2000 - Item 5 - Other Events
                  Item 7 - Financial Statements and Exhibits

     (c)   Reports on Form 8-K/A:
           (1) Amended and supplemented information filed on February 17, 2000 regarding the original Form 8-K filed January 21, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                        HEALTHAXIS INC.

Date:  March 23, 2000                   By: /s/ Michael Ashker
                                           -------------------------------------
                                           Michael Ashker
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                      Title                                                Date
/s/ Michael Ashker                             Chief Executive Officer and President                March 23, 2000
----------------------------------------       (principal executive officer)
       Michael Ashker

/s/ Francis L. Gillan, III                     Chief Financial Officer and Treasurer                March 23, 2000
----------------------------------------       (principal financial and accounting officer)
       Francis L. Gillan, III

/s/ Alvin H. Clemens                           Chairman of the Board of Directors                   March 23, 2000
----------------------------------------
       Alvin H. Clemens

/s/ Harold M. Davis                            Director                                             March 23, 2000
----------------------------------------
       Harold M. Davis

/s/ Henry G. Hager                             Director                                             March 23, 2000
----------------------------------------
       Henry G. Hager

/s/ George W. Karr, Jr.                        Director                                             March 23, 2000
----------------------------------------
       George W. Karr, Jr.

/s/ Edward W. LeBaron, Jr.                     Director                                             March 23, 2000
----------------------------------------
       Edward W. LeBaron, Jr.

/s/ Theophile J. Mignatti                      Director                                             March 23, 2000
----------------------------------------
       Theophile J. Mignatti

/s/ P. Glenn Moyer                             Director                                             March 23, 2000
----------------------------------------
       P. Glenn Moyer

/s/ Anthony R. Verdi                           Chief Operating Officer                              March 23, 2000
----------------------------------------
       Anthony R. Verdi

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

 Exhibit                                                                                           Sequentially
 Number                                    Description of Exhibits                                Numbered Page
 ------                                    -----------------------                                -------------
 (2)(A)           Stock Exchange Agreement, dated June 18, 1996 among Registrant, Richard
                  E. Field, Arthur J. Ivey and Richard E. Field & Associates, Inc.
                  Incorporated by reference to Exhibit (2)(D) to Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1996.

 (2)(B)           Stock Purchase Agreement between Registrant and AHC Acquisition, Inc., dated August 16, 1999. Incorporated by reference to Exhibit 10.1 to
                  Registrant's Form 8-K filed August 27, 1999.

 (2)(C)           Securities Purchase Agreement between Registrant and the Purchasers dated September 14, 1999. Incorporated by reference to Exhibit 1 to
                  Registrant's Form 8-K filed September 22, 1999.

 (2)(D)           Agreement and Plan of Merger between Registrant, HealthAxis.com, Inc.,
                  UICI and Insurdata Incorporated dated December 6, 1999. Incorporated by reference to Exhibit 99.3 to Registrant's Form 8-K filed December 8,
                  1999.

 (2)(E)           Agreement and Plan of Reorganization dated January 26, 2000 among the
                  Registrant, HealthAxis and HealthAxis Acquisition Corp. (included in the
                  Joint Proxy Statement/Prospectus as Appendix A). Incorporated by
                  reference to Exhibit 2.1 to Registrant's Form S-4 filed February 11,
                  2000.

 (2)(F)           Amendment No. 1 to Agreement and Plan of Reorganization dated
                  March 27, 2000 among the Registrant, HealthAxis and HealthAxis
                  Acquisition Corp.

 (2)(G)           Agreement and Plan of Merger dated January 26, 2000 among the
                  Registrant, HealthAxis and HealthAxis Acquisition Corp. (included in the
                  Joint Proxy Statement/Prospectus as Appendix B). Incorporated by
                  reference to Exhibit 2.2 to Registrant's Form S-4 filed February 11,
                  2000.

 Exhibit                                                                                           Sequentially
 Number                                    Description of Exhibits                                Numbered Page
 ------                                    -----------------------                                -------------
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

 (3)(B)           Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to
                  Registrant's Form S-4 filed February 11, 2000.

 (4)(A)*          Form of Registrant's Common Stock Certificate.

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

(10)(C)           Registrant's 1983 Incentive Stock Option Plan and Management Contracts
                  thereunder, incorporated by reference to Exhibit (10)(C)(17) to
                  Registrant's Form 10 Registration Statement No. 0-13591, as amended.


 Exhibit                                                                                           Sequentially
 Number                                    Description of Exhibits                                Numbered Page
 ------                                    -----------------------                                -------------
(10)(D)*          Registrant's 1985 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit (10)(C)(1) to Registrant's Form 10 Registration
                  Statement No. 0-13591, as amended.

(10)(E)*          Registrant's 1991 Executive Stock Option Plan incorporated by reference to Exhibit (10)(O) to Registrant's Annual Report on Form 10-K for the
                  year ended December 31, 1991.

(10)(F)*          Registrant's 401(k) Profit Sharing Plan and Trust incorporated by reference to Exhibit (10)(P) to Registrant's Annual Report on Form 10-K
                  for the year ended December 31, 1991.

(10)(G)*          Amendment dated November 17, 1992 to Premium Production and Stock Option
                  Agreement dated January 19, 1991 among Registrant, Provident Indemnity
                  Life Insurance Company and Premarco, Inc., incorporated by reference to
                  Exhibit (10)(S) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(10)(H)*          Amended and Restated Provident American Corporation Incentive Stock
                  Option Plan for Field Representatives and Agents dated January 1, 1991, incorporated by reference to Exhibit (10)(T) to Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1992.

(10)(I)*          Third Amendment to the Amended and Restated Stock Option Agreement dated
                  April 1, 1993 among Registrant, Provident Indemnity Life Insurance
                  Company and Alvin H. Clemens, incorporated by reference to Exhibit
                  (10)(B) to Registrant's Quarterly Report on Form 10-Q for the Quarterly
                  period ended September 30, 1993.

(10)(J)*          Option Agreement dated as of April 1, 1993 granting Alvin H. Clemens the right to purchase 500,000 shares of Series A Preferred Stock, incorporated by reference to Exhibit (10)(C) to Registrant's Quarterly
                  Report on Form 10-Q for the Quarterly period ended September 30, 1993.

(10)(K)           Amendment to Amended and Restated Option Agreement, dated as of
                  September 9, 1999.

(10)(L)*          Fourth Amendment to Registrant's Incentive Stock Option Plan for Field
                  Representatives and Agents, effective January 1, 1995. Incorporated by reference to Exhibit (10)(CC) to Registrant's Annual Report on Form 10-K
                  for the year ended December 31, 1995.

 Exhibit                                                                                           Sequentially
 Number                                    Description of Exhibits                                Numbered Page
 ------                                    -----------------------                                -------------
(10)(M)*          Registrant's Life and Health Insurance Agent Non-Qualified Stock Option
                  Plan, effective January 2, 1996. Incorporated by reference to Exhibit
                  (10)(EE) to Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996.

(10)(N)*          Employment Contract, dated February 19, 1997 among Registrant, Provident
                  Indemnity Life Insurance Company, Provident American Life & Health
                  Insurance Company and Alvin H. Clemens. Incorporated by reference to
                  Exhibit (10)(HH) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(10)(O)           Promissory Note; Pledge and Security Agreement, dated April 8, 1996 between Registrant and Alvin H. Clemens. Incorporated by reference to
                  Exhibit (10)(II) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(10)(P)*          Amendment and Restatement of the Registrant's Stock Option Plan for
                  Directors, effective July 16, 1996. Incorporated by reference to Exhibit
                  (10)(JJ) to Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996.

(10)(Q)*          Registrant's 1996 Employee Incentive Stock Option Plan, effective July
                  16, 1996. Incorporated by reference to Exhibit (10)(KK) to Registrant's
                  Annual Report on Form 10-K for the year ended December 31, 1996.

(10)(R)*          Registrant's Amended and Restated Stock Option Plan for Executives,
                  dated December 11, 1996. Incorporated by reference to Exhibit (10)(LL)
                  to Registrant's Annual Report on Form 10-K for the year ended December
                  31, 1996.

 (10)(S)          Promissory Note with Amendments; Pledge and Security Agreement; and
                  Escrow Agreement, dated April 2, 1996 between Registrant and John T.
                  Gillin. Incorporated by reference to Exhibit (10)(MM) to Registrant's
                  Annual Report on Form 10-K for the year ended December 31, 1996.

 Exhibit                                                                                           Sequentially
 Number                                    Description of Exhibits                                Numbered Page
 ------                                    -----------------------                                -------------

(10)(T)*          Stock Option/Warrant Agreement, dated January 1, 1996 between Registrant and Richard E. Field. Incorporated by reference to Exhibit (10)(QQ) to
                  Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1996.

(10)(U)           Amendment to Promissory Note, dated April 8, 1997 between Registrant and
                  Alvin H. Clemens. Incorporated by reference to Exhibit (10)(GG) to
                  Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1997.

(10)(V)           Promissory Note, dated July 28, 1997 between Registrant and Alvin H.
                  Clemens. Incorporated by reference to Exhibit (10)(HH) to Registrant's
                  Annual Report on Form 10-K for the year ended December 31, 1997.

(10)(W)           Second Amendment to Promissory Note, dated February 1, 1997; Third
                  Amendment to Promissory Note, dated April 30, 1997, between Registrant and John T. Gillin. Incorporated by reference to Exhibit (10)(II) to
                  Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1997.

(10)(X)           Services Agreement with Amendment to Services Agreement, dated February
                  1, 1998 between Provident Indemnity Life Insurance Company, Provident
                  American Life and Health Insurance Company, HealthPlan Services
                  Corporation and HealthPlan Services, Inc. Incorporated by reference to
                  Exhibit (10)(JJ) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(10)(Y)           Inducement Agreement, dated October 16, 1997 between Registrant and
                  HealthPlan Services, Inc. Incorporated by reference to Exhibit (10)(KK)
                  to Registrant's Annual Report on Form 10-K for the year ended December
                  31, 1997.

(10)(Z)           The Provident and HealthPlan Services E-Commerce Agreement, dated May
                  29, 1998 and effective February 1, 1998 between Registrant, Insurion,
                  Inc., Provident Health Services, Inc. and HealthPlan Services, Inc.
                  Incorporated by reference to Exhibit (10)(LL) to Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1997.

 Exhibit                                                                                           Sequentially
 Number                                    Description of Exhibits                                Numbered Page
 ------                                    -----------------------                                -------------
(10)(AA)          Amended and Restated Interactive Marketing Agreement, dated February 1,
                  1998 between Provident Health Services, Inc. and American Online, Inc.
                  Incorporated by reference to Exhibit 1 to Registrant's Form 8-K/A dated
                  June 8, 1998.

(10)(BB)          MGU Stock Purchase Agreement, dated February 27, 1998 between Montgomery
                  Management Corporation and HealthPlan Services, Inc. Incorporated by
                  reference to Exhibit (10)(NN) to Registrant's Annual Report on Form 10-K
                  for the year ended December 31, 1997.

(10)(CC)          Lynx Capital Group, LLC Consulting Agreement, dated March 31, 1998 between Provident Indemnity Life Insurance Company, Provident American
                  Life and Health Insurance Company and Lynx Capital Group, LLC.
                  Incorporated by reference to Exhibit (10)(OO) to Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1997.

(10)(DD)          Interactive Marketing Agreement between Registrant's wholly owned subsidiary, Provident Health Services, Inc. and American Online, Inc.,
                  dated March 20, 1998. Incorporated by reference to Exhibit 1 to
                  Registrant's Form 8-K/A dated June 12, 1998.

(10)(EE)          Share Purchase Agreement dated November 13, 1998 between Registrant,
                  Lynx Private Equity Partners I, LLC, James Burke, Craig Gitlitz, Craig
                  Gitlitz IRA and Interhotel Company Ltd. Incorporated by reference to
                  Exhibit 10.1 to Registrant's Form 8-K dated December 23, 1998.

(10)(FF)          Agreement dated September 15, 1998 between Provident Indemnity Life
                  Insurance Company and HealthAxis related to the Series A Convertible
                  Preferred Shares. Incorporated by reference to Exhibit 10.5 to
                  Registrant's Form 8-K dated December 23, 1998.

(10)(GG)          Certificate of Designation related to the Series A Convertible Preferred
                  Stock of HealthAxis.

(10)(HH)          Certificate of Designation related to the Series B Convertible Preferred
                  Stock of HealthAxis.

 Exhibit                                                                                           Sequentially
 Number                                    Description of Exhibits                                Numbered Page
 ------                                    -----------------------                                -------------

(10)(II)          Certificate of Designation related to the Series C Convertible Preferred
                  Stock of HealthAxis.

(10)(JJ)          Certificate of Designation related to the Series D Convertible Preferred
                  Stock of HealthAxis.

(10)(KK)          Stock Purchase Agreement, dated December 29, 1998, between Central
                  Reserve Life Corporation, Registrant and Registrant's wholly owned subsidiary, Provident Indemnity Life Insurance Company. Incorporated by
                  reference to Exhibit 99.1 to Registrant's Form 8-K dated January 15,
                  1999.

(10)(LL)          Guarantee Agreement, dated December 29, 1998, by Registrant in favor of
                  RCH as agent on behalf of itself and CRCL. Incorporated by reference to
                  Exhibit 99.2 to Registrant's Form 8-K dated January 15, 1999.

(10)(MM)          Stock Pledge Agreement dated, December 29, 1998, by Registrant in favor of RCH as agent for itself and CRLC. Incorporated by reference to
                  Exhibit 99.3 to Registrant's Form 8-K dated January 15, 1999.

(10)(NN)          Reinsurance Agreement among PILIC, RCH and CRLC (effective date December
                  31, 1998). Incorporated by reference to Exhibit 99.4 to Registrant's
                  Form 8-K dated January 15, 1999.

(10)(OO)          Assignment and Assumption of Contracts dated December 31, 1998 among
                  CRLC, Registrant, PILIC and Provident Health Services, Inc. Incorporated
                  by reference to Exhibit 99.6 to Registrant's Form 8-K dated January 15,
                  1999.

(10)(PP)          Individual Medical Products Carrier Partner Agreement, dated December
                  29, 1998, among and between HealthAxis.com, Inc., PALHIC and CRLC.
                  Incorporated by reference to Exhibit 99.7 to Registrant's Form 8-K dated
                  January 15, 1999.

(10)(QQ)          First Amendment to the Amended and Restated Interactive Marketing
                  Agreement between America Online, Inc. and Provident Health Services,
                  Inc. and HealthAxis. Incorporated by reference to Exhibit 10.2 to
                  Registrant's Form 8-K/A dated January 19, 1999.

 Exhibit                                                                                           Sequentially
 Number                                    Description of Exhibits                                Numbered Page
 ------                                    -----------------------                                -------------
(10)(RR)          Promotion Agreement dated June 27, 1998 between Insurion, Inc. and CNet,
                  Inc. (This document has been redacted to remove certain portions for which confidential treatment has been requested by the Company pursuant to Rule 24b-2) and the First Amendment thereto dated November 13, 1998.
                  Incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K/A dated January 19, 1999.

(10)(SS)          Amended and Restated Agreement dated November 13, 1998 between Lycos,
                  Inc. and Insurion, Inc. (This document has been redacted to remove certain portions for which confidential treatment has been requested by the Registrant pursuant to Rule 24b-2). Incorporated by reference to
                  Exhibit 10.4 to Registrant's Form 8-K/A dated January 19, 1999.

(10)(TT)          Revolving Promissory Note between Registrant and PILIC dated July 1,
                  1998. Incorporated by reference to Exhibit (10)(CCC) to Registrant's
                  Annual Report on Form 10-K for the year ended December 31, 1998.

(10)(UU)          Consulting Agreement between Registrant and Robinson, Lerer &
                  Montgomery, LLC dated January 25, 1999. Incorporated by reference to
                  Exhibit (10)(DDD) to Registrant's Annual Report on Form 10-K for the
                  year ended December 31, 1998.

(10)(VV)          Second Amendment to Promissory Note dated as of the 24th day of March
                  1999, by and between Alvin H. Clemens and Registrant. Incorporated by reference to Exhibit (10)(EEE) to Registrant's Annual Report on Form
                  10-K for the year ended December 31, 1998.

(10)(WW)          Second Amendment to Pledge and Security Agreement dated as of the 24th day of March 1999, by and between Alvin H. Clemens and Registrant.
                  Incorporated by reference to Exhibit (10)(FFF) to Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1998.

(10)(XX)          Stockholders Agreement dated November 13, 1998. Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed April 30, 1999.

 Exhibit                                                                                           Sequentially
 Number                                    Description of Exhibits                                Numbered Page
 ------                                    -----------------------                                -------------
(10)(YY)          Second Amendment to the Amended and Restated Interactive Marketing
                  Agreement between America Online, Inc. and Provident Health Services,
                  Inc. and HealthAxis. (This document has been redacted to remove certain portions for which confidential treatment has been requested by the
                  Company pursuant to Rule 24b-2). Incorporated by reference to Exhibit
                  10.1 to Registrant's Form 8-K/A filed May 14, 1999.

(10)(ZZ)          Second Amendment to the Promotion Agreement between Insurion, Inc. and
                  Cnet, Inc. (This document has been redacted to remove certain portions for which confidential treatment has been requested by the Company pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10.2 to
                  Registrant's Form 8-K/A filed May 14, 1999.

(10)(AAA)         Settlement Agreement among the Registrant, Provident Indemnity Life
                  Insurance Company, individually and as Assignee of Provident American
                  Life & Health Insurance Company, HealthAxis.com, Inc., HealthPlan
                  Services, Inc., HealthPlan Services Corporation and Montgomery
                  Management Corporation, effective as of March 31, 1999. Incorporated by reference in Exhibits to Registrant's Form 8-K filed June 22, 1999.

(10)(BBB)         Registration Rights Agreement between the Registrant and the Purchasers dated September 14, 1999. Incorporated by reference to Exhibit 2 to
                  Registrant's Form 8-K filed September 22, 1999.

(10)(CCC)         Form of Debenture issued by the Registrant to the Purchasers dated
                  September 14, 1999. Incorporated by reference to Exhibit 3 to
                  Registrant's Form 8-K filed September 22, 1999.

(10)(DDD)         Form of Warrant issued by the Registrant to the Purchasers dated
                  September 14, 1999. Incorporated by reference to Exhibit 4 to
                  Registrant's Form 8-K filed September 22, 1999.

(10)(EEE)         Letter Agreement between the Registrant and Alvin H. Clemens dated
                  September 9, 1999. Incorporated by reference to Exhibit 5 to
                  Registrant's Form 8-K filed September 22, 1999.

 Exhibit                                                                                           Sequentially
 Number                                    Description of Exhibits                                Numbered Page
 ------                                    -----------------------                                -------------
(10)(FFF)         Securities Purchase Agreement between HealthAxis and the Purchasers
                  (including the Registrant) dated December 3, 1999. Incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K filed December 8,
                  1999.

(10)(GGG)         Intentionally omitted.

(10)(HHH)         Shareholders' Agreement between Registrant, HealthAxis.com, Inc. UICI and Michael Ashker dated January 7, 2000. Incorporated by reference to
                  Exhibit 99.4 to Registrant's Form 8-K filed December 8, 1999.

(10)(III)         Amendment No. 1 to Shareholders' Agreement between Registrant, UICI,
                  HealthAxis and Michael Ashker dated February 11, 2000.

(10)(JJJ)         Voting Trust Agreement between UICI and Messrs. Ashker, Clemens, LeBaron and Hager dated January 7, 2000. Incorporated by reference to Exhibit
                  99.5 to Registrant's Form 8-K filed December 8, 1999.

(10)(KKK)         Transition Agreement between the Registrant's subsidiary,
                  HealthAxis.com, Inc., and Insurdata Incorporated dated December 6, 1999.
                  Incorporated by reference to Exhibit 99.6 to Registrant's Form 8-K filed
                  December 8, 1999.

(10)(LLL)         Registration Rights Agreement between HealthAxis and UICI dated January
                  7, 1999. Incorporated by reference to Exhibit 99.10 to Registrant's Form
                  8-K filed December 8, 1999.

(10)(MMM)         Letter Agreement between the Registrant, UICI and HealthAxis dated
                  December 6, 1999. Incorporated by reference to Exhibit 99.11 to
                  Registrant's Form 8-K filed December 8, 1999.

(10)(NNN)         First Amendment to Employment Contract dated July 28, 1999 among the
                  Registrant, Provident Indemnity Life Insurance Company and Alvin H.
                  Clemens.


 Exhibit                                                                                           Sequentially
 Number                                    Description of Exhibits                                Numbered Page
 ------                                    -----------------------                                -------------

(10)(OOO)         Voting Trust Agreement between HAI, HealthAxis, UICI, Michael Ashker,
                  Dennis Maloney and Edward LeBaron, Jr., dated February 11, 2000.
                  Incorporated by reference to Exhibit 10.1 to Registrant's Form S-4 filed
                  February 11, 2000

(10)(PPP)         Registrant's 2000 Stock Option Plan.

(10)(QQQ)         Agreement between Insurdata Imaging Services, The Mega Life and Health
                  Insurance Company and Mid-West National Life Insurance Company of
                  Tennessee effective May 1, 1999; with First Amendment effective January
                  1, 2000.

(10)(RRR)         License and Services Agreement between Insurdata and UICI
                  Administrators, Inc. dated January 1, 1999.

(10)(SSS)         Insurdata Incorporated 1999 Stock Option Plan

(10)(TTT)         Letter Lease Agreement dated May 28, 1997 between UICI and Insurdata.

(10)(UUU)         Agreement between UICI (including Insurdata Inc.) and Netlojix
                  Communications, Inc. dated August 1, 1999.

(10)(VVV)         Intentionally omitted.

10) (WWW)         Lease Agreement dated December 1, 1999 between the Registrant and
                  HealthAxis.com

  (11)            Computation of Earnings Per Share.

  (21)            Subsidiaries of Registrant.

 (23)(A)          Consent of Independent Accountants.

  (27)            Financial Data Schedule.

* Indicates management contract or compensatory plan or arrangement.

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
HealthAxis Inc.
East Norriton, Pennsylvania


We have audited the accompanying consolidated balance sheets of HealthAxis Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthAxis Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



BDO Seidman, LLP



Philadelphia, Pennsylvania
March 16, 2000

                        HealthAxis Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                December 31,    December 31,
(Dollars in thousands except share data)                                                           1999             1998
                                                                                                   -----            ----
Assets
------
Cash and cash equivalents                                                                         $ 58,069       $   1,724
Prepaid interactive marketing expense                                                                1,790          11,655
Loans receivable from officer, director and stockholder                                                  -           1,328
Other current assets                                                                                   549           1,699
                                                                                                  --------       ---------
         Total current assets                                                                       60,408          16,406

Acquisition costs                                                                                      750               -
Prepaid alliance agreements, net of accumulated amortization of $436                                 2,283               -
Property, equipment and software, less accumulated depreciation and
    amortization of $2,259 and $3,099                                                                8,742           7,950
Goodwill, less accumulated amortization of $765                                                      7,114               -
Other assets                                                                                           305             212
                                                                                                  --------       ---------
                  Total assets                                                                    $ 79,602       $  24,568
                                                                                                  ========       =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
Unearned revenue                                                                                  $      -       $     332
Accounts payable                                                                                     1,823             481
Accrued expenses                                                                                     4,656           1,103
Loans payable                                                                                            -           3,865
Net liabilities of subsidiary held for sale                                                              -           2,250
Other current liabilities                                                                              500             640
                                                                                                  --------       ---------
         Total current liabilities                                                                   6,979           8,671

Convertible debentures                                                                              25,019               -
Federal income taxes                                                                                   585               -
Ceding commission liability                                                                          5,600           5,000
Post retirement and employment liabilities                                                           1,030             969
Capital lease obligations                                                                              117             496
                                                                                                  --------       ---------
                  Total liabilities                                                                 39,330          15,136

Commitments and Contingencies Minority interest in HealthAxis:
    Common stock                                                                                    12,603           1,132
    Preferred stock                                                                                 15,049           2,805

Stockholders' Equity:
Preferred stock, par value $1: authorized 20,000,000 shares:
    Series A cumulative convertible, issued and outstanding 0 and 556,600                                -             557
    Series B cumulative convertible, none issued and outstanding                                         -               -
Common stock, par value $.10: authorized 50,000,000,
    issued and outstanding 13,027,668 and 11,488,911                                                 1,303           1,149
Common stock, Class A, par value $.10: authorized 20,000,000,
    none issued and outstanding                                                                         -               -
Additional paid-in capital                                                                          81,798          27,002
Accumulated other comprehensive income                                                                   -             666
Accumulated deficit                                                                                (70,481)        (23,879)
                                                                                                  --------       ---------
                  Total stockholders' equity                                                        12,620           5,495
                                                                                                  --------       ---------
                  Total liabilities and stockholders' equity                                      $ 79,602       $  24,568
                                                                                                  ========       =========
                              See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                                     Years Ended December 31,
(Dollars in thousands, except share and per share data)                  1999              1998                1997
                                                                         ----              ----                ----

Revenue:
     Interactive commission and fee revenue                            $    291           $      -            $      -
                                                                       --------           --------            --------

Expenses:
     Operating expenses                                                   6,008                812                   -
     Sales and marketing                                                 20,099              1,295                   -
     General and administrative                                           8,457              3,795               1,908
     Amortization of goodwill                                               765                  -                  -
                                                                       --------           --------            --------
         Total expenses                                                  35,329              5,902               1,908
                                                                       --------           --------            --------

     Operating loss                                                     (35,038)            (5,902)             (1,908)

     Interest income                                                        656                 92                 212
     Interest expense                                                    (1,581)              (314)                (35)
                                                                       --------           --------            --------

     Loss before minority interest                                      (35,963)            (6,124)             (1,731)

Minority interest in loss of subsidiary                                  (7,747)              (716)                  -
                                                                       --------           --------            --------

Loss from continuing operations                                         (28,216)            (5,408)             (1,731)
Loss from sale of discontinued operations                               (10,263)                 -                   -
Loss from discontinued operations                                        (8,052)            (6,748)            (16,694)
                                                                       --------           --------            --------
     Net loss before dividends                                          (46,531)           (12,156)            (18,425)

Dividends on preferred stock                                                 70                254                 148
                                                                       --------           --------            --------

     Net loss applicable to common stock                               $(46,601)          $(12,410)           $(18,573)
                                                                       ========           ========            ========

Loss per share of common stock (basic and diluted)
     Continuing operations                                             $  (2.31)          $  (0.55)             $(0.19)
     Discontinued operations                                              (1.49)             (0.65)              (1.65)
                                                                       --------           --------            --------
     Net loss                                                          $  (3.80)          $  (1.20)             $(1.84)
                                                                       ========           ========            ========

Weighted average common shares and equivalents used in computing loss per share
     Basic and diluted                                               12,260,000         10,331,000          10,090,000

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity


                                                                                          Additional
                                              Preferred Stock          Common Stock         Paid-In      Accumulated
(Dollars in thousands)                       Shares      Amount     Shares      Amount      Capital        Deficit
                                             ------      ------     ------      ------      -------        -------

BALANCE, DECEMBER 31, 1996                     580        $580      10,079      $1,008      $12,945         $ 7,105

Comprehensive income:
         Net loss 1997                                                                                      (18,425)
         Other comprehensive loss

Comprehensive loss

Stock options and warrants exercised                                    30           2           96
Compensation expense on stock issuance                                 100          11          478
Compensation expense on stock option grants                                                     248
Cash dividends declared on preferred stock                                                                     (148)
                                             ------      ------     ------      ------      -------       ---------
BALANCE, DECEMBER 31, 1997                     580         580      10,209       1,021       13,767         (11,468)

Comprehensive income:
         Net loss 1998                                                                                      (12,156)
         Other comprehensive income

Comprehensive loss

Issuance of common stock                                               410          41        1,616
Stock options and warrants exercised                                   882          89        2,991
Increase in net assets in HealthAxis.                                                         4,210
Warrants issued                                                                               4,469
Conversion of preferred stock                  (23)        (23)         24           2           21
Cancellation of treasury stock                                         (36)         (4)         (72)
Cash dividends declared on preferred stock                                                                     (255)
                                             ------      ------     ------      ------      -------       ---------
BALANCE, DECEMBER 31, 1998                     557         557      11,489       1,149       27,002         (23,879)

Comprehensive income:
         Net loss 1999                                                                                      (46,531)
         Other comprehensive loss

Comprehensive loss

Issuance of common stock                                                25           3          267
Stock options and warrants exercised                                   956          95        5,876
Increase in net assets in HealthAxis                                                         44,395
Warrants and non employee options issued                                                      3,757
Conversion of preferred stock                 (557)       (557)        557          56          501
Cash dividends declared on preferred stock                                                                      (71)
                                             ------      ------     ------      ------      -------       ---------
BALANCE, DECEMBER 31, 1999                       -       $   -      13,027      $1,303      $81,798        $(70,481)
                                             ======      ======     ======      ======      =======       =========

[RESTUBBED]

                                            Accumulated
                                               Other        Treasury
                                           Comprehensive      Stock
(Dollars in thousands)                     Income (Loss)    (at cost)         Total
                                           -------------     -------          -----

BALANCE, DECEMBER 31, 1996                       $491           $(76)        $22,053

Comprehensive income:
         Net loss 1997                                                       (18,425)
         Other comprehensive loss                (306)                          (306)
                                                                             -------
Comprehensive loss                                                           (18,731)
                                                                             -------
Stock options and warrants exercised                                              98
Compensation expense on stock issuance                                           489
Compensation expense on stock option grants                                      248
Cash dividends declared on preferred stock                                      (148)
                                              -------        -------         -------
BALANCE, DECEMBER 31, 1997                        185            (76)          4,009

Comprehensive income:
         Net loss 1998                                                       (12,156)
         Other comprehensive income               481                            481
                                                                             -------
Comprehensive loss                                                           (11,675)
                                                                             -------
Issuance of common stock                                                       1,657
Stock options and warrants exercised                                           3,080
Increase in net assets in HealthAxis.                                          4,210
Warrants issued                                                                4,469
Conversion of preferred stock                                                      -
Cancellation of treasury stock                                    76               -
Cash dividends declared on preferred stock                                      (255)
                                              -------        -------         -------
BALANCE, DECEMBER 31, 1998                        666              -           5,495

Comprehensive income:
         Net loss 1999                                                       (46,531)
         Other comprehensive loss                (666)                          (666)
                                                                             -------
Comprehensive loss                                                           (47,197)
                                                                             -------
Issuance of common stock                                                         270
Stock options and warrants exercised                                           5,971
Increase in net assets in HealthAxis                                          44,395
Warrants and non employee options issued                                       3,757
Conversion of preferred stock                                                      -
Cash dividends declared on preferred stock                                       (71)
                                              -------        -------         -------
BALANCE, DECEMBER 31, 1999                    $     -        $     -         $12,620
                                              =======        =======         =======

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                  Years Ended December 31,
Cash flows from operating activities                                      1999                 1998               1997
                                                                        ---------            ---------          ---------
    Net loss                                                            $ (46,531)           $ (12,156)         $ (18,425)
    Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
       Loss from discontinued operations                                    8,763                    -                  -
       Issuance of common stock                                                 -                  106                  -
       Depreciation and amortization                                       17,739                1,622              4,286
       Net realized gain on investments                                         -                 (270)              (750)
       Net realized gain on sale of subsidiaries                                -               (3,002)                 -
       Issuances of warrants                                                1,394                1,314                  -
       Write off of goodwill                                                    -                1,193                  -
       Minority interest in net loss of subsidiary                         (7,747)                (716)                 -
       Interest on loan conversion                                              -                  953                  -
       Shares issued for services                                             270                    -                  -
       Loss on disposition of software                                        749                    -                  -
       Interest on convertible debt                                           573                    -                  -
       Noncash expense for service agreements                                 556                    -                  -
       (Increase) decrease in
          Premium due and uncollected, unearned premium and
             premium received in advance                                      354               (1,403)               130
          Prepaid interactive marketing expense                            (4,729)              (9,300)                 -
          Due to/from reinsurers                                           14,911               (5,666)            (7,520)
          Due from third party administrator                                6,849               (6,849)                 -
          Deferred policy acquisition costs, net                            2,106                 (607)             1,641
          Accrued investment income                                           152                  190                226
          Other assets, current and deferred income taxes and
             other liabilities                                              2,099                2,474             (3,222)
          Accrued commissions and expenses                                  2,963               (3,067)             1,272
          Ceding commission and interest                                      600                5,000                  -
          Future policy benefits and claims                               (41,060)              12,696             16,951
                                                                        ---------            ---------          ---------
    Net cash (used in) operating activities                               (39,989)             (17,488)            (5,411)
                                                                        ---------            ---------          ---------

Cash flows from investing activities
       Purchases of bonds                                                       -               (2,674)           (25,128)
       Purchases of equity securities                                           -                  (99)              (100)
       Sales of bonds                                                       6,656               11,244             35,879
       Sales of equity securities                                               -                   24              4,420
       Sale of subsidiaries                                                     -                9,853                  -
       Sale of investment in real estate                                        -                1,162                  -
       Maturities of investments and loans                                     45                   14                250
       Proceeds from loans receivable                                       1,328                    -                  -
       Loans to officer, director and shareholder                               -                  (85)            (1,032)
       Purchases of property, equipment and software                    (4,169)              (1,960)            (3,206)
                                                                        ---------            ---------          ---------
    Net cash provided by investing activities                               3,860               17,479             11,083
                                                                        ---------            ---------          ---------


                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)

                                                                                  Years Ended December 31,
                                                                           1999            1998            1997
                                                                          -------         -------        -------
Cash flows from financing activities
       Withdrawals from contractholder deposit funds                            -            (249)          (589)
       Principal payments on capital lease                                   (379)              -              -
       Proceeds from note payable                                               -               -          5,039
       Repayments of notes payable                                              -          (1,212)          (260)
       Repayment of loans payable                                          (1,465)              -              -
       Payment of acquisition costs                                          (750)              -              -
       Purchase of HealthAxis common stock                                 (8,203)              -              -
       Net proceeds from the sale of convertible debt                      26,763               -              -
       Net proceeds from the sales of HealthAxis common stock              59,445           1,657            835
       Net proceeds from the sales of  preferred stock                     12,082           2,699              -
       Exercise of stock options                                            5,052           1,680              -
       Net proceeds from issuance of convertible note                           -           5,000              -
       Dividends paid on preferred stock                                      (71)           (148)          (148)
                                                                          -------         -------        -------
Net cash provided by financing activities                                  92,474           9,427          4,877
                                                                          -------         -------        -------
Increase in cash and cash equivalents                                      56,345           9,418         10,549
Cash and cash equivalents, beginning of period                              1,724          16,767          6,218
                                                                          -------         -------        -------
Cash and cash equivalents, end of period                                  $58,069         $26,185        $16,767
                                                                          -------          -------        -------

Supplemental disclosure of cash flow information:
    Interest paid                                                         $    78         $   416        $    97
    Income taxes (refunded), net                                          $     -         $(5,218)       $(1,490)
Non-cash financing activities
    Issuance of warrants                                                  $ 6,808         $ 3,428        $     -
    Exercise of  options                                                  $   900         $ 1,400        $     -
    Repayment of loans payable                                            $(2,400)        $     -        $     -
    Conversion of preferred stock to common stock                         $   557         $     -        $     -
Non-cash investing activities
    In 1999 and 1998, HAI incurred capital lease obligations in connection with the acquisition of certain equipment.


                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)


Note 1 - Nature of Operations

         HealthAxis Inc. ("HAI"), formerly Provident American Corporation, is a Pennsylvania corporation organized in 1982 and until November 30, 1999, the date the insurance operations were transferred and treated as discontinued, was regulated as an insurance holding company by the states in which its former wholly-owned insurance company, Provident Indemnity Life Insurance Company ("PILIC"), was licensed. The continuing operations of HAI and its subsidiaries ("the Company") are principally those of its majority-owned subsidiary HealthAxis.com, Inc. ("HealthAxis").

         HealthAxis was formed on March 26, 1998 to sell insurance products on the Internet. As of December 31, 1999, HAI owned 66.9% of HealthAxis' common and preferred stock. On January 7, 2000, HealthAxis and Insurdata Incorporated, a subsidiary of UICI ("UICI") merged as described in Note 25.

         On January 26, 2000, HAI and HealthAxis entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which HAI will acquire all of the outstanding shares of HealthAxis it does not currently own through the merger of HealthAxis with a wholly-owned subsidiary of HAI as described in Note 25.

         The Company's sole operating segment is that of an Internet-based insurance agency conducted through HealthAxis.

Note 2 - Significant Accounting Policies

         Principles of consolidation: The consolidated financial statements of HAI include the accounts of HAI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

         Cash equivalents consist of highly liquid investments with maturities of three months or less from date of purchase. The Company maintains its cash accounts at several commercial banks. Cash accounts at each bank often exceed amounts that are insured by the Federal Deposit Insurance Corporation.

         Prepaid interactive marketing expense represents cash and other consideration paid in accordance with its distribution arrangements for exclusivity and advertising impressions. Amounts related to exclusivity are amortized on a straight-line basis over the respective contract term. Amounts related to advertising impressions are expensed as impressions are delivered. See Note 5.

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


         Prepaid alliance agreements represent the fair value of warrants issued to its business partners. The cost associated with services provided in accordance with each agreement is amortized on a straight-line basis over the life of the agreement, or if no term exists on the agreement, over the expected term of the warrants granted. See Note 6.

         Property, equipment and software are recorded at cost. Expenditures for improvements that increase the estimated useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. Upon sale or retirement, the cost of the asset and the related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is included in operations. See Note 7.

         The Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," during 1998. Accordingly, direct internal and external costs associated with the development of the features, content and functionality of www.healthaxis.com, HealthAxis' web site, incurred during the application development stage, have been capitalized, and are amortized over the estimated useful life on a straight line basis.

         In 2000, HealthAxis established a plan to transfer the website to a different computer language platform. As a result, the costs associated with the existing website will be amortized over the remaining useful life, which coincides with the expected conversion to a new platform, which is currently planned for the third quarter of 2000. Other computer hardware and software are depreciated over three years and furniture is depreciated over seven years.

         Start-up costs: In accordance with AICPA Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activity", start-up costs have been expensed as incurred.

         Recognition of revenue: Commission and policy fee revenue is recognized in the month that the insurance carrier earns the premium on which commissions are based.

         Goodwill represents the purchase of a minority interest in HealthAxis and is being amortized on a straight-line basis over 3 years. See Note 15.

         Income taxes: The Company files a consolidated federal income tax return with its greater than 80% owned subsidiaries, which allocates income taxes based upon the taxable income of the companies included in the return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. See Note 14.

         Loss per share of common stock: The Company presents basic and diluted loss per share. Equivalents, including warrants, stock options, and preferred stock, were anti-dilutive for all periods presented.

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


         Reclassifications and restatement of prior year amounts: Certain prior year amounts have been reclassified to conform to the current year's presentation including the restatement related to discontinued operations.

         Impairment of long-lived assets: Long-lived assets and certain identifiable intangibles including goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 4.

         Recent accounting standards: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments"("SFAS 133 as amended by SFAS 137"). SFAS 137 delays the effective date of implementation of SFAS 133 by one year. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial positions or results of operations.

Note 3 - Losses and Uncertainties

         The Company has incurred costs to develop and enhance its technology, to create and introduce its website and to establish marketing, insurance carrier and claims administration relationships. As a result, the Company has incurred significant losses and expects to continue to incur losses on a quarterly and annual basis for the foreseeable future. The Company currently intends to substantially increase its operating expenses as a result of its strategic alliances, to fund increased interactive sales and marketing, to enhance its existing web site and to fund increased salaries and other costs. Consequently, the Company expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its Internet-based health and life insurance business.

         During 1999, the Company raised approximately $102,183 through the sale of convertible debentures ($27,500), HealthAxis preferred stock ($12,800) and HealthAxis common stock ($61,883). The net proceeds have been used to and are anticipated to be used to fund amounts due under HealthAxis' distribution agreements (Note 5), the purchase of common stock of HealthAxis (Note 15), the sale of the insurance operations (Note 4) with the balance intended to be used by HealthAxis for its working capital and other general purposes. The Company believes that the above net proceeds together with its current cash and cash equivalents will be sufficient to fund HealthAxis' current operations through the first quarter of 2001. However, subsequent equity or debt financings will be necessary to enable the Company to fund future operations and continue to implement its current business strategies beyond such date.

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


         In January 2000, HealthAxis acquired Insurdata, Incorporated. Management believes that the acquisition will provide HealthAxis with additional technical expertise and the ability to accelerate the carrier partner integration process, which will reduce the amount of time needed to make HealthAxis' website fully functional. In addition, Insurdata has an established revenue base of insurance payers, commercial insurance carriers, third party administrators and self insured employers. HealthAxis plans to offer a platform of web-enabled software applications and services to insurance payers.

         Effective with the Insurdata merger, HealthAxis is a leading online insurance provider of fully integrated, end-to-end solutions for health insurance distribution and administration which utilize the Internet. HealthAxis serves both consumers and insurance companies that underwrite policies, independent entities that administer claims processing and payment, Blue Cross/Blue Shield plans, and self-insured employers.

Note 4 - Discontinued Operations

         On November 30, 1999, in accordance with the amended Stock Purchase Agreement ("Agreement") all of the issued and outstanding shares of the common stock of PILIC and its other inactive subsidiaries were transferred to AHC Acquisition, Inc. ("AHC"), a newly formed Pennsylvania business corporation, owned by Mr. Alvin H. Clemens, HAI's chairman for no consideration.

         In anticipation of the transfer, HAI, in order to eliminate a statutory capital deficiency, contributed $7,200. Also, HAI purchased from PILIC the office building located on DeKalb Pike in East Norriton, PA for $4,700 and 545,916 shares of HealthAxis Series A Preferred Stock for $2,800 and assumed all related employee obligations which are described in Note 23 amounting to $1,030 as of December 31, 1999.

         The Board of Directors of HAI received a fairness opinion by Advest, Inc., a subsidiary of The Advest Group, Inc., dated October 20, 1999 (the "Fairness Opinion"). The Fairness Opinion cites the financial terms of the transaction, and notes that the PILIC shares proposed to be purchased by AHC will continue to be subject to the Stock Pledge Agreement dated December 29, 1998 by HAI in favor of Reassurance Company of Hannover ("RCH"). See Note 13. The Fairness Opinion concludes that the financial terms of the transaction are fair, from a financial point of view, to HAI and its shareholders.

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


         Concurrent with the transfer of PILIC, HAI conveyed at its historical cost of $440, 100,000 shares of the Series A preferred stock to AHC together with registration rights previously granted to PILIC.

         In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") the operating results of PILIC and all of the other insurance operations are being reported as discontinued operations for all periods presented.

         As a result of the transfer of PILIC, HAI has recorded a loss of $10,263 which included a write-off of assets relating to PILIC including unamortized deferred policy acquisition costs and property and equipment, net of accumulated depreciation in the amount of $2,623, a capital contribution of $7,200 and the value of the preferred stock transferred to AHC which amounted to $440.

         The Stock Purchase Agreement includes various warranties, representations, covenants and conditions, including but not limited to certain non-compete and non-solicitation agreements with AHC regarding the future sale of health insurance products for a three-year period commencing on December 31, 1998 by licensed insurance agents of PILIC.

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


         Results of discontinued operations:


                                                                         11 Months Ended                Years Ended
                                                                           November 30,                December 31,
                                                                               1999               1998              1997
                                                                               ----               ----              ----
Revenue:
     Net premium revenue                                                    $  7,197             $ 69,617        $ 57,246
     Net investment income                                                     2,395                3,672           3,275
     Realized gain on investments                                                  6                  270             750
     Ceding allowance, net of policy acquisition costs                             -                  799               -
     Realized gain on the sale of subsidiary                                   1,500                3,002               -
     Other revenue                                                               890                   47             547
                                                                           ---------            ---------       ---------
         Total revenue                                                        11,988               77,407          61,818
                                                                           ---------            ---------       ---------

Benefits and expenses:
     Death and other policy benefits:
         Life                                                                  3,315                7,518           8,008
         Accident and health, net of reinsurance                               7,661               47,509          38,981
         Annuity contracts and other considerations                              622                  353             737
     Commissions, net of ceding allowance and
         deferred acquisition costs                                            1,486                7,139           6,813
     Other operating expenses, net of ceding allowance
         and deferred acquisition costs                                        6,683               19,607          13,358
     Amortization of deferred policy acquisition costs                           252                2,049          10,943
     Depreciation and amortization of goodwill                                     -                1,010           4,261
                                                                           ---------            ---------       ---------
         Total benefits and expenses                                          20,019               85,185          83,101
                                                                           ---------            ---------       ---------

Loss before income taxes                                                      (8,031)              (7,778)        (21,283)
Provision (benefit) for income taxes:
     Current                                                                      21               (1,030)         (5,205)
     Deferred                                                                      -                    -            616
                                                                           ---------            ---------       ---------
         Total income taxes                                                       21               (1,030)         (4,589)
                                                                           ---------            ---------       ---------
Loss from discontinued operations                                          $  (8,052)           $  (6,748)       $(16,694)
                                                                           ==========           ==========       =========



                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

         Net liabilities of subsidiary held for sale:
                                                                  December 31,
                                                                      1998
                                                                  ------------
Assets
Investments
    Securities available for sale                                    $31,880
    Policy loans                                                         560
    Other invested assets                                                529
                                                                     -------
       Total investments                                              32,969
Cash and cash equivalents                                             24,461
Amounts due from third party administrator                             6,849
Premiums due and uncollected                                           1,167
Amounts due from reinsurers                                           22,222
Accrued investment income                                                421
Unamortized deferred policy acquisition costs                          2,106
Other assets                                                           1,927
                                                                     -------
                  Total assets                                        92,122
                                                                     -------

Liabilities and Stockholders' Equity
Liabilities
Future policy benefits
    Life                                                             $42,546
    Annuity and other                                                  4,871
Policy claims                                                         42,481
Premiums received in advance and unearned                                  3
Amounts due to reinsurers                                                501
Accounts payable                                                       1,626
Accrued commissions and expenses                                         985
Federal income taxes                                                   1,222
Other liabilities                                                        137
                                                                     -------
                  Total liabilities                                   94,372
                                                                     -------

Net liabilities of subsidiary held for sale                          $ 2,250
                                                                    ========


1998 Sales of Insurance Operations:

         On December 31, 1998 the Company sold all of the outstanding shares of PALHIC and National Insurance Administrators ("NIA") to Central Reserve Life Insurance Company ("CRLC"). The Company recognized a loss of approximately $1,000 on the sale of these subsidiaries which has been included in discontinued operations.

         In February 1998 the Company sold for $4,000, 49% of Montgomery Management Corporation ("MMC") common stock along with a warrant to purchase an additional 31% of MMC's common stock for one dollar. During the fourth quarter of 1998 the buyer exercised the warrant to purchase the additional 31% of MMC's common stock for $8. The Company recognized a $4,008 pre-tax gain on the sale of MMC. In 1999, PILIC subsequently sold its remaining interest in MMC and realized a gain on the sale of MMC of $1,500 which is included in its discontinued operations.

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


Note 5 - Distribution Agreements

         In 1998, HealthAxis entered into various distribution agreements with America On-Line ("AOL"), CNet, Snap! and Lycos. Under these agreements, these Internet portals will promote HealthAxis' products to the online users of their websites. The initial terms of the agreements range from 12 to 15 months with the last agreement expiring in August 2000.

         In 1999 and 1998, HealthAxis made payments and issued warrants, valued using the Black Scholes option pricing model, aggregating $16,970 which have been charged to prepaid interactive marketing expense. The amounts deferred were allocated based on the terms of each contract between exclusivity and impression advertising costs, which totaled $3,527, and $13,443, respectively. During 1999 and 1998, $3,242 and $11,352 and $381 and $204 were charged to expense representing exclusivity and impression advertising, respectively.

         During 1999 and 1998, a total of 830,082,353 and 10,244,130 impressions were delivered as a result of the agreements.

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


         Each agreement provides for a renewal term ranging from 12 to 28 months for aggregate payments of $47.6 million starting in February 2000 and beyond. HealthAxis has chosen not to exercise its option to renew its agreement with AOL for an additional term and accordingly will not pay the $33.5 million renewal fee. HealthAxis and AOL are currently negotiating terms of a new agreement. In 2000, approximately $1,160 remains outstanding under the initial agreements with its distribution partners.

         In 1999, HealthAxis entered into a distribution agreement with Yahoo! Inc. ("Yahoo!") that provides for a guaranteed number of impressions. The initial term was for five months beginning in September 1999 at a cost of $725.

         In February 2000, HealthAxis entered into a new contract with Yahoo!. Total payments of $3,600 will be paid in four installments; $1,244 upon signing of agreement, $884 on April 1, 2000 and July 1, 2000, and $589 on or before October 1, 2000.

Note 6 - Prepaid Alliance Agreements

         During 1999, HealthAxis has negotiated several strategic alliance agreements which provide for the issuance of warrants to purchase 762,500 shares of HealthAxis common stock of which 612,500 can be excised at prices ranging from $4.40-$20.00. Warrants to purchase 150,000 common shares will be valued at a 10% discount from the five-day average closing price of HAI stock prior to the completion of each event as stipulated in the contract.

         The warrants have been valued using the Black Scholes option pricing model at $2,719 and are being amortized on a straight-line basis over the term of each agreement or the expected life of the warrants if there is no contract term. Amortization of $436 has been charged to operations as a result of the agreements during 1999.

         The services to be performed by the strategic alliances include, among other things, marketing and technical support to assist in establishing products on the website, reaching established sales volume and establishing additional strategic alliances for HealthAxis.

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


Note 7 - Property, Equipment and Software

Property, equipment and software, at cost, consist of the following (in thousands):

                                                  Useful       December 31,
                                                   Lives
                                                  (Years)     1999      1998
                                               -----------   ------    -------

Building                                             20     $ 4,700   $  5,101
Building improvements                                10         715      1,227
Computer equipment                                   3        2,088      1,330
Office furniture and equipment                      7-10        989      3,293
Computer software                                   1-3       2,509         98
Less accumulated depreciation and amortization               (2,259)    (3,099)
                                                            -------   --------
                                                            $ 8,742   $  7,950
                                                            =======   ========

Note 8 - Loans Receivable - Officer and Director and Stockholder

         Loans receivable from officer, director and stockholder amounting to $1,328 at December 31, 1998 bore interest at rates ranging from 5.33% to 9.50%, and were collateralized primarily by the Company's common stock and were repaid during 1999 in accordance with their terms.


Note 9 - Accrued Expenses

                                                          December 31,
                                                     1999            1998
                                                   --------        --------

Payroll and benefits                               $   269         $     -
Interest                                               164               -
Accrued property, equipment and software               851             608
Accrued taxes, licenses and fees                       117              10
Accrued professional fees                            2,804             127
Other                                                  451             358
                                                   -------         -------
                                                   $ 4,656         $ 1,103
                                                   =======         =======

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


Note 10 - Convertible Debentures

         On September 15, 1999 HAI issued 2% convertible debentures ("Debentures") in the amount of $27,500 due September 14, 2002. The Debentures bear interest at the rate of 2% per annum, payable in cash or equivalent value of HAI's common stock, semi annually on January 1 and July 1 of each year, beginning on January 1, 2000. Accrued, unpaid and past due amounts bear interest at the rate of 15% per annum. Except with respect to overdue interest it is assumed that HAI will make all payments of interest in common stock, subject to those shares being registered, unless HAI notifies the holder in writing otherwise.

         The Debentures are convertible into HAI's common stock at a conversion price of $20.34 per share, which represented a 15% premium over the average of the closing price of $18.00 per share on September 13, 1999 and $17.375 per share on September 14, 1999. As part of the transaction, HAI issued to the Purchasers warrants to purchase 202,802 shares of its common stock at an exercise price equal to the conversion price ($20.34 per share) (the "Warrants"). The Warrants have a term of five years, were valued at $2,317 and have been accounted for as a cost of issuing the Debentures. The cost of issuing the Debentures of $3,052 consisted of the value of the Warrants and other costs, which will be amortized over the anticipated life of the Debentures as interest expense, which is expected to be eighteen months.

         In a separate but related transaction, Alvin H. Clemens, Chairman of HAI, among other things, has assigned to HAI options to purchase 202,802 shares with a per share range of $.91 to $11.00 of common stock as described in Note
23. The net result of this assignment is that the number of Warrants issued to the purchasers of the Debentures is equal to the number of options retired by Mr. Clemens.

         The securities issued pursuant to this transaction were exempt from the registration requirements of the Securities Exchange Act of 1933 (the "Securities Act"), as provided under Rule 506 and under Section 4(2) of the Securities Act. The Company also executed a registration rights agreement, which requires the Company to file a "Shelf" registration statement under Rule 415 of the Securities Act. Subject to certain limitations the registration statement is to remain effective until four years from the date the registration statement is declared effective by the Securities and Exchange Commission. There is also a one time underwritten registration obligation at any time the "Shelf" registration is not effective. In the event the Company does not fulfill obligations under this agreement, it is subject to certain financial penalties.

                       HealthAxis Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

Note 11 - HPS Agreements

         Loans Payable to HPS: The Company received $5,000 from Health Plan Services, Inc. ("HPS") in the fourth quarter of 1997 which was accounted for as loan payable, discounted at a rate of 9.25% resulting in a $3,865 amount which was to be amortized over five years with payments of $95,000 per month including interest. The loan was paid off in June 1999.

         Settlement Agreement with HPS: During 1999 HAI entered into a settlement agreement at no cost to resolve a number of disputes that had arisen between the Company and HPS relative to HPS' performance of administrative services under an outsourcing agreement. The companies agreed to settle all differences and claims related to the HPS outsourcing agreement and certain actions taken by HealthAxis regarding HealthAxis' obligations under certain agreements between the parties.

         Also in accordance with the terms of the settlement agreement, HPS exercised a warrant granted in 1998 and purchased 100,000 shares of the common stock of HAI for a purchase price of $900. The purchase price was paid by a set off of a like amount against the loan owed to HPS. The Company paid the remaining balance of the loan amounting to $1,267 on June 30, 1999.

Note 12 - Capital and Operating Lease Obligations

         At December 31, 1999 and 1998, the Company's capital lease obligations amounted to $525 and $840, respectively. Interest expense for each of the three years for the period ended December 31, 1999 amounted to $77, $101 and $88, respectively. Minimum payments are $408 in 2000 and $117 in 2001.

         HealthAxis leases office space in San Francisco, CA whose term ends July 31, 2002. Payments through December 31, 1999 are $27, with payments of $55, $55 and $32 due in 2000, 2001, and 2002, respectively.

Note 13 - Ceding Commission Liability

         Effective December 31, 1998, HAI and PILIC signed an agreement to reinsure 100% of its group medical and group life inforce business and sell the Company's group medical marketing, sales distribution rights and all of the outstanding capital stock of PALHIC to CRLC (the "CRLC Agreement").

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

                       HealthAxis Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

         Effective December 31, 1998, PILIC entered into a coinsurance agreement with RCH whereby PILIC received a $10,000 ceding commission which consisted of a $5,000 non-refundable payment and a $5,000 payment contingent upon RCH's earning at least $10,000 in future profits from the ceded inforce business, plus 12% interest (the "guaranteed amount"). PILIC recognized the $10,000 as ceding commission revenue net of transaction costs of $417 and HAI recognized a $5,000 ceding commission liability because of the negative financial history of the business. As a result of the transaction, PILIC wrote off unamortized deferred acquisition costs and restructuring costs aggregating $4,200.

         If RCH fails to earn the guaranteed amount within five years of the date of the closing of the CRLC transaction, HAI must repay RCH the lesser of the guaranteed amount less RCH's actual profits on the inforce business, or $5,000, plus 12% interest. The Company incurred $600 of interest expense during 1999. In the unlikely event that future profits exceed the guaranteed amount, then PILIC is entitled to receive an additional payment from RCH equal to two-thirds of the policy fees collected during 1999 and one-third of the policy fees collected during 2000.

         As security for HAI's guarantee, HAI executed a security agreement in favor of RCH secured by the stock of PILIC. This agreement provides that RCH will take ownership of PILIC if the Company defaults on its guarantee to RCH. HAI provided various affirmative covenants regarding corporate existence; compliance with laws; furnishing various notices to RCH; inspection and audit rights and insurance coverage. Additionally, HAI provided certain negative covenants with regard to selling, assigning, leasing or otherwise disposing of HAI or PILIC assets; entering into agreements materially and adversely effecting HAI's or PILIC's ability to carry on business; entering into an agreement materially and adversely effecting HAI or PILIC ability to perform obligations under the Guaranty, the reinsurance agreement with RCH, the Stock Purchase Agreement and other related agreements. There also exist various provisions regarding HAI or PILIC incurring or creating indebtedness or declaring dividends. As described in Note 4, HAI's obligation to RCH remains after the transfer of PILIC.

                       HealthAxis Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

Note 14 - Income Taxes

         Significant components of deferred taxes consisted of the following:

                                                                                         1999               1998
                                                                                      ----------          -------
           Deferred tax assets:
                  Policy reserves                                                     $      -            $ 2,542
                  Start up expenses                                                      1,366                  -
                  Advance premiums                                                           -                  2
                  Post employment and retirement benefits                                  361                207
                  Net operating and capital loss carryforwards                          26,700              5,551
                  Accrued expense                                                           32                 49
                  Unearned ceding commission                                             1,960              1,750
                  Other, net                                                              (284)               555
                                                                                      --------            -------
                                                                                        30,135             10,656
           Valuation allowance for deferred tax assets                                  30,135              9,341
                                                                                      --------            -------
                                                                                             -              1,315
                                                                                      ========            =======
           Deferred tax liabilities:
                  Policy acquisition costs                                                   -                187
                  Real estate                                                                -                720
                  Unrealized appreciation of investments                                     -                359
                  Deferred and uncollected premiums, net                                     -                408
                                                                                      --------            -------
                                                                                             -              1,674
                                                                                      --------            -------
                  Net deferred tax (liability)                                        $      -            $  (359)
                                                                                      ========            =======

         Effective April 1, 1999, HealthAxis was no longer eligible to participate in the Company's consolidated federal income tax return. The HealthAxis net operating loss carryforward, on a separate company basis, amounts to approximately $29,000 and is available to offset its future taxable income through 2014.

         The Company and its other subsidiaries have net consolidated operating loss carryforwards ("NOL's") approximating $17,000, of which $15,000 is available to offset future taxable income through 2014. Approximately $2,000 of the consolidated NOL's result from a 1989 acquisition and expire between 2000 and 2004 and are subject to annual limitations approximating $24, thereby significantly reducing their ultimate utilization.

         Capital losses may be used only to offset capital gains and may be carried back three years and forward five years. At December 31, 1999, the Company had a capital loss carryforward of approximately $32,000, which expires in 2004.

         As a result of all of the capital transactions of both HAI and HealthAxis including the merger with Insurdata, the amount of NOL carryforwards may be limited. Additionally, the utilization of these NOL's, if available, to reduce future income taxes will depend on the generation of sufficient taxable income prior to their expiration.

                       HealthAxis Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

         The Company has established a valuation allowance for deferred tax assets reflecting uncertainty as to whether the deferred tax asset is fully realizable. The change in valuation allowance in 1999 amounting to $20,794 results primarily from the increase in NOL's, net of those components applicable to PILIC which was sold November 30, 1999.

         The reconciliation of income tax expense (benefit) to the amount computed by applying the appropriate statutory income tax rate (35%) to income
(loss) before income taxes is as follows:

                                                                                Years Ended December 31,
                                                                       1999                1998                1997
                                                                     --------            --------            --------
Amount computed at statutory rate                                    $(19,023)           $ (4,866)           $ (7,740)
Change in valuation allowance                                          20,794               5,418               2,324
Permanent differences                                                  (1,771)               (167)                600
Reversal of prior year federal income taxes                                 -              (1,031)                  -
Other, net                                                                  -                (385)                227
                                                                     --------            --------            --------
         Total income tax (benefit)                                  $      -            $ (1,031)           $ (4,589)
                                                                     ========            ========            ========


Note 15 - HealthAxis.com, Inc. Equity Transactions

         On May 11, 1999, HealthAxis completed a private placement of 516,051 shares of HealthAxis common stock to a group of accredited investors at $12 per share for an aggregate purchase price of $6,193, less issuance costs of $2. The net proceeds of $6,191, have and will be used by HealthAxis for working capital and other general corporate purposes, including marketing expenses, web site enhancements, salary expenses and advertising and promotional expenses. Investors purchasing HealthAxis common stock were provided with registration rights.

         During 1999, HAI purchased 1,415,000 shares of HealthAxis common stock from HPS for an aggregate purchase price of $8,203 of which $375 remains outstanding at December 31, 1999. HAI has accounted for the purchase of minority interest as goodwill to be amortized straight-line over three years.

         On December 7, 1999, HealthAxis completed a private placement of 3,846,003 shares of HealthAxis common stock to a group of accredited investors and HAI at $15 per share for an aggregate purchase price of approximately $57,690 less issuance costs approximating $2,533. HAI purchased 133,333 shares in the transaction for approximately $2,000. The net proceeds will be used for HealthAxis' working capital and other general corporate purposes, including marketing expenses.

                       HealthAxis Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

         The chart below identifies the equity ownership of HealthAxis. The chart excludes options and warrants to purchase HealthAxis stock and the January 7, 2000 merger of Insurdata described in Note 25:

                                                       December 31, 1999                           December 31, 1998
                                                       -----------------                           -----------------
                                                 Shares               Percentage              Shares              Percentage
                                               ----------             ----------              ------              ----------
HAI                                            15,801,644                66.9%              14,353,311                82.8%
Minority Interest                               7,816,861                33.1%               2,990,894                17.2%
                                               ----------               ------              ----------               ------
Total                                          23,618,505               100.0%              17,344,205               100.0%
                                               ==========               ======              ==========               ======


Note 16 - Series A Convertible Preferred Stock

         During 1998, HealthAxis sold 545,916 shares of HealthAxis Series A Preferred Stock, par value $1.00 (the "Series A Preferred Stock") to PILIC for $2,400. During 1999, HAI purchased all of the Series A Preferred Stock from PILIC and transferred 100,000 shares to AHC Acquisition as described in Note 4. At December 31, 1999, the 100,000 shares owned by AHC has been reflected as minority interest. In conjunction with the merger described in Note 25, the Series A Preferred Stock will be converted into common stock of HAI.

         Shares of Series A Preferred Stock are convertible at any time, at the option of the holder, into HealthAxis common stock at a price equal to the original issuance price ($4.40 per share) divided by the conversion price which is defined as the original issuance price adjusted for future issuances of HealthAxis common stock as defined in the Preferred Stock Certificate of Designation.

         As a result of an amendment to the Series A Preferred Stock Certificate of Designation in 1999, holders of the Series A Preferred Stock are entitled to receive such dividends as declared by the Board of Directors of HealthAxis at its discretion.

         Holders of the Series A Preferred Stock are entitled to vote on all matters as to which holders of common stock are entitled to vote. The holders of each share of Series A Preferred Stock are entitled to the number of votes equal to the nearest whole number of shares of HealthAxis common stock into which the holder's Series A Preferred Stock is convertible. Generally, the holders of Series A Preferred Stock shall vote together with the holders of HealthAxis preferred and common stock as one class.

         In the event of any dissolution, liquidation or winding up of the affairs of HealthAxis, whether voluntary or other wise, after payment or provision for payment of the debts and other liabilities of HealthAxis and all amounts owed to the Series B, Series C and Series D Preferred Stock or any other class of securities of HealthAxis having a dividend payment or other distribution preference senior to the Series A Preferred Stock (the "Series A Senior Stock"), the holders of Series A Preferred Stock shall be entitled to receive $4.40 in cash for each share of Series A Preferred Stock, plus an amount equal to all dividends accrued and unpaid on each such share up to the fixed date for distribution, before any distribution may be made to the holders of HealthAxis' common stock. Each Preferred Stock Certificate of Designation includes additional provisions related to liquidation and the order of payment as it relates to each series of Preferred Stock.

         The Series A Preferred Stock is not subject to any sinking fund or other similar provisions. The holders of Series A Preferred Stock are not entitled to any preemptive rights.

                       HealthAxis Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

Note 17 - Series B Convertible Preferred Stock

         During 1998, HealthAxis issued 625,529 shares of Series B convertible preferred stock, par value $1.00 per share (the "Series B Preferred Stock") to AOL at $4.40 per share for an aggregate purchase price of $2,750, less issuance costs amounting to $51, of which a portion was used to pay amounts due to AOL under an agreement. In conjunction with the merger described in Note 25, all of the Series B Preferred Stock will be converted into common stock of HAI.

         Holders of the Series B Preferred Stock are entitled to vote on all matters as to which holders of common stock are entitled to vote. The holders of each share of Series B Preferred Stock are entitled to the number of votes equal to the nearest whole number of shares of HealthAxis common stock into which the holder's Series B Preferred Stock is convertible. Generally, the holders of Series B Preferred Stock shall vote together with the holders of HealthAxis common and preferred stock as one class.

         As a result of an amendment to the Preferred Stock Certificate of Designation in 1999, holders of the Series B Preferred Stock are entitled to receive such dividends as declared by the Board of Directors of HealthAxis in its discretion at a rate as specified by the Preferred Stock Certificate of Designation.

         In the event of any dissolution, the holders of Series B Preferred Stock shall be entitled to receive, out of the assets of HealthAxis legally available for distribution to its shareholders, the amount of $4.40 in cash for each share of Series B Preferred Stock, plus an amount equal to all dividends accrued and unpaid on each such share up to the fixed date for distribution, before any distribution may be made to the holders of HealthAxis' common stock, or any series of Series B Junior Stock, including the Series A, Series C and Series D Preferred Stock. If, after payment or provision for payment of the debts and other liabilities of HealthAxis, the remaining net assets of HealthAxis are not sufficient to pay the holders of the Series B Preferred Stock the full amounts of their preference, the holders of Series B Preferred Stock would share ratably in any distribution of assets. After payment or provision for payment of the debts and other liabilities of HealthAxis and the full preference amount due to the holders of any series of Preferred Stock, Series A, Series B, Series C and Series D Preferred Stock and the HealthAxis common stock will be entitled to receive on a pro rata basis the remaining assets of HealthAxis available for distribution to its shareholders. The relative value of a share of Series A, Series B, Series C and Series D Preferred Stock for this purpose shall be determined on an as converted basis.

         Holders of the Series B Preferred Stock have the option, exercisable upon request of the holders of 51% of the outstanding share of Series B Preferred Stock within six months after the later of the occurrence of a Trigger Event as defined in the Certificate of Designation or notice of a Trigger Event, to cause HealthAxis to redeem any or all of the shares of Series B Preferred Stock requested to be redeemed, at a redemption price per share equal to the original issuance price (subject to adjustment to reflect stock splits, stock dividends, stock contributions, recapitalizations and similar occurrences) plus an amount that would yield a total annualized return of 10% calculated daily and compounded annually from the later of either the original issuance date or the date on which the holder acquired the shares of Series B Preferred Stock through the date of redemption. Notice of the exercise of the optional redemption rights with respect to the Series B Preferred Stock must be given to the Company pursuant to the notice of optional redemption provision contained in the Certificate of Designation related to the Series B Preferred Stock.

                       HealthAxis Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)


         Shares of Series B Preferred Stock are convertible at any time, at the option of the holder, into HealthAxis common stock at a price equal to the original issuance price ($4.40 per share) divided by the conversion price which is defined as the original issuance price adjusted for future issuances of HealthAxis common stock as defined in the Certificate of Designation related to the Series B Preferred Stock.

         All of the outstanding shares of Series B Preferred Stock shall be converted into a number of shares of HealthAxis common stock at the conversion price (as defined above) upon the earlier of: (i) consummation of an underwritten public offering of the HealthAxis common stock of HealthAxis at a net offering price per share that represents a pre-offering market capitalization of not less than $150.0 million and aggregate proceeds (net of underwriting commissions and discounts) to HealthAxis of not less than $25,000, or (ii) a qualified merger.

         In connection with AOL's purchase of the Series B Preferred Stock, HealthAxis and AOL entered into a Registration Rights Agreement ("Registration Agreement") which sets forth the rights of AOL in connection with the public offering of a HealthAxis common stock acquired in connection with the conversion of Series B Preferred Stock or other shares of common stock acquired through the exercise of warrants granted to AOL.

         The Series B Preferred Stock is not subject to any sinking fund or other similar provisions. The holders of Series B Preferred Stock are not entitled to any preemptive rights.

Note 18 - Series C Convertible Preferred Stock

         On March 30, 1999, HealthAxis issued 1,526,412 shares of HealthAxis Series C convertible preferred stock at $5.77 per share (the "Series C Preferred Stock"), for an aggregate purchase price of $8,807, less issuance costs of $684 and the value of HealthAxis warrants issued in connection with the issuance of Series C Preferred Stock to certain professional services firms valued at $278. In conjunction with the merger described in Note 25, all of the Series C Preferred Stock will be converted into common stock of HAI.

         Holders of the Series C Preferred Stock are entitled to vote on all matters as to which holders of common stock are entitled to vote. The holders of each share of Series C Preferred Stock are entitled to the number of votes equal to the nearest whole number of shares of common stock into which the holder's Series C Preferred Stock is convertible. Generally, the holders of Series C Preferred Stock shall vote together with the holders of HealthAxis common and preferred stock as one class.

                       HealthAxis Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

         Holders of the Series C Preferred Stock will be entitled to dividends accruing from the date of issue, is such dividends are declared by the Board of Directors of HealthAxis at its discretion at a rate as specified by the Preferred Stock Certificate of Designation.

         In the event of any distribution, liquidation or winding up of the affairs of HealthAxis, whether voluntary or otherwise, after payment or provisions for payment of debts and other liabilities of HealthAxis and payment of all amounts owed to the holders of the Series B Preferred Stock, the holders of the Series C Preferred Stock shall be entitled to receive on a pari passu basis with the Series D Preferred Stock, out of the assets of HealthAxis legally available for distribution to its shareholders, an amount in cash equal to $5.77 ("Series C Offering Price") per share for each share of Series C Preferred Stock, plus an amount equal to all dividends accrued and unpaid, if any, on each such share up to the date fixed for distribution, before any distribution may be made to the holders of HealthAxis' common stock for the Series A Preferred Stock.

         If after payment or provision for payment of the debts and other liabilities of HealthAxis, the full amount due to holders of the Series B Preferred Stock and distribution to the holders of Series D and the Series A Preferred Stock the full amount of their preference, holders of the Series C Preferred Stock shall be entitled to share on a pro rata basis the remaining assets of HealthAxis available for distribution to shareholders with holders of the common stock and the Series A, Series B and Series C Preferred Stock. The relative value of a share of Series A, Series B, Series C and Series D Preferred Stock for this purpose shall be determined on an as converted basis.

         The Series C Preferred Stock is not subject to any mandatory redemption, sinking fund or other similar provisions.

         Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of fully-paid and non-assessable share of common stock equal to the Series C Offering Price per share divided by the Series C conversion price (as defined below).

         The Series C conversion price on the Series C Preferred Stock shall be $5.77 per share subject to adjustment from time to time in the event of: (i) the issuance of HealthAxis common stock as a dividend or distribution on the HealthAxis common stock; (ii) the combination, subdivision or reclassification of the HealthAxis common stock; (iii) the distribution to all holders of HealthAxis common stock of the evidences of HealthAxis' indebtedness or assets; or (iv) the sale of HealthAxis common stock at a price per share, or the issuance of options, warrants or convertible securities with an exercise or conversion price per share, less than Series C conversion price, except for excluded shares. No fractional share will be issued upon conversion, but any fractions will be adjusted in cash on the basis of the then current market price of the HealthAxis common stock. Payment of accumulated and unpaid dividends will be made upon conversion to the extent of legally available funds as prescribed by statute.

         All of the outstanding shares of Series C Preferred Stock will be converted into a number of shares of HealthAxis common stock at the conversion price upon the earlier of: (i) the consummation of an underwritten public offering of the HealthAxis common stock of HealthAxis at a net offering price per share that represents a pre-offering market capitalization of not less than $200.0 million and aggregate proceeds to HealthAxis of not less than $25.0 million or (ii) a Qualified Merger.

                       HealthAxis Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

Note 19 - Series D Convertible Preferred Stock

         On July 12, 1999, HealthAxis issued 333,334 shares of HealthAxis Series D convertible preferred stock to Intel Corporation at $12 per share for an aggregate purchase price of $4,000, less issuance costs of $40 (the "Series D Preferred Stock"). The net proceeds of approximately $3,960, have been used for working capital and other general corporate purposes, including marketing expenses, web site enhancements, salary expenses and advertising and promotional expenses of HealthAxis. In conjunction with the merger described in Note 25, all of the Series D Preferred Stock will be converted into common stock of HAI.

         In connection with the HealthAxis Series D offering, HealthAxis' Amended and Restated Articles of Incorporation were amended to authorize an additional 500,000 shares of HealthAxis Preferred Stock.

         Holders of the Series D Preferred Stock are entitled to vote on all matters as to which holders of common stock are entitled to vote. The holders of each share of Series D Preferred Stock are entitled to the number of votes equal to the nearest whole number of shares of common stock into which the holder's of the Series D Preferred Stock is convertible. Generally, the holders of Series D Preferred Stock shall vote together with the holders of HealthAxis common and preferred stock as one class.

         Holders of the Series D Preferred Stock will be entitled to dividends accruing from the date of issue, if such dividends are declared by the Board of Directors of HealthAxis at its discretion at a rate as specified by the Preferred Stock Certificate of Designation.

         In the event of any distribution, liquidation or winding up of the affairs of HealthAxis, whether voluntary or otherwise, after payment or provisions for payment of the debts and other liabilities of HealthAxis and payment of all amounts owed to the holders of the Series B Preferred Stock, the holders of the Series D Preferred Stock shall be entitled to receive, on a pari passu basis with the Series C Preferred Stock out of the assets of HealthAxis legally available for distribution to its shareholders, an amount in cash equal to $12.00 ("Series D Offering Price") per share for each share of Series D Preferred Stock, plus an amount equal to all dividends accrued and unpaid, if any, on each such share up to the date fixed for distribution, before any distribution may be made to the holders of HealthAxis' common stock or the Series A Preferred Stock.

         If after payment or provision for payment of the debts and other liabilities of HealthAxis, the full amount due to holders of the Series B, Series C and Series D Preferred Stock and the distribution to the holders of the Series A Preferred Stock the full amount of their preference, holders of the Series D Preferred Stock shall be entitled to share on a pro rata basis the remaining assets of HealthAxis available for distribution to shareholders with holders of the common stock and the Series A, Series B and Series C Preferred Stock. The relative value of a share of Series A, Series B, Series C and Series D Preferred Stock for this purpose shall be determined on an as converted basis.

         The Series D Preferred Stock is not subject to any mandatory redemption, sinking fund or other similar provisions.

                       HealthAxis Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)


         Each share of Series D Preferred Stock is convertible at any time at the option of the holder into a number of shares of fully-paid and non-assessable shares of common stock equal to the quotient obtained by dividing: (i) the Offering Price per share by; (ii) the Series D conversion price (as defined below).

         The Series D conversion price on the Series D Preferred Stock shall be the offering price of $12.00 per share subject to adjustment from time to time in the event of: (i) the issuance of HealthAxis common stock as a dividend or distribution on the HealthAxis Common Stock; (ii) the combination, subdivision or reclassification of the HealthAxis common stock; (iii) the distribution to all holders of HealthAxis common stock of evidences of HealthAxis' indebtedness or assets (including securities, but excluding cash dividends or distributions paid out of earned surplus); or (iv) the sale of HealthAxis common stock at a price per share, or the issuance of options, warrants or convertible securities with an exercise or conversion price per share, less than the then Series D conversion price, except for excluded shares. No adjustment in the conversion price will be required until cumulative adjustments require an adjustment of at least 1-1/2% in the conversion price. No fractional shares will be issued upon conversion, but any fractions will be adjusted in cash on the basis of the then current market price of the HealthAxis common stock. payment of accumulated and unpaid dividends will be made upon conversion to the extent of legally available funds as prescribed by statute.

         All of the outstanding shares of Series D Preferred Stock will be converted into a number of shares of common stock at the conversion price upon the earlier of: (i) the consummation of a underwritten public offering of the common stock of HealthAxis at a net offering price per share that represents a pre-offering market capitalization of not less than $200.0 million and aggregate proceeds (net of underwriting commissions and discounts) to HealthAxis of not less than $25.0 million or (ii) a Qualified Merger.

Note 20 - Stockholders' Equity and Dividend Restrictions

         Letter Agreement between the Company and Alvin H. Clemens: On September 9, 1999, the Company and Mr. Clemens, the Company's Chairman, entered into an agreement whereby Mr. Clemens agreed to convert approximately 557,000 shares of Series A Preferred Stock, amend his agreement to purchase 550,000 shares of the Company's Series A Preferred Stock in exchange for an option to purchase the Company's common stock, released all right, title and interest to options to purchase 202,802 shares of the Company's common stock and a 1997 agreement to grant options to Mr. Clemens to purchase shares of the Company's Series A Preferred Stock successively upon each exercise by Mr. Clemens of his existing option and each subsequently granted option to purchase shares of Series A Preferred Stock from time-to-time. The exercise prices of the options to purchase common stock range from $3.64 to $8.75 per share and have a weighted average price per share of $4.56. In consideration of the aforementioned the Company paid Mr. Clemens $650 which was accounted for as compensation expense.

         Dividend restrictions: Dividends paid by the Company over and above the financial assets of HAI are dependent on the ability of HealthAxis to pay dividends to HAI. Dividends paid by HealthAxis to HAI are subject to restrictions described in Notes 16, 17, 18 and 19. HAI and HealthAxis have not paid nor anticipate paying cash dividends on common stock in the foreseeable future.

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


Note 21 - Stock Options and Warrants

         Options: The Company has stock option plans, which provide for the granting of options to directors and key employees of the Company and its subsidiaries and certain former field representatives and agents.

         The Incentive Stock Option Plan for Employees authorized the granting of options for up to 650,000 shares of the Company's common stock to key managerial employees of the Company, which are exercisable for up to five years at a price not less than the fair market value of the shares on the date of grant. All options granted under the Incentive Stock Option Plan have been granted at 100% of the fair market value of the shares on the date of grant. The Incentive Stock Option Plan for Employees expired during 1996 and the Company adopted the 1996 Employee Incentive Stock Option Plan ("1996 Employee Plan"), which was amended in 1997 to increase the number of shares issuable thereunder from 950,000 shares to 1,250,000 shares of the Company's common stock to key employees of the Company and its subsidiaries and affiliates, exercisable for up to five years from the effective date of the grant at a price not less than the fair market value of the shares on the effective date of grant. All options granted under the 1996 Employee Plan have been granted at 100% of the fair market value of the shares on the effective date of the grant, with the exception of an option granted to Mr. Clemens, which was granted at 110% of the fair market value.

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

         Also during 1997, the Company approved the adoption of a Military Stock Option Plan and a 1997 Insurance Agent Stock Option Plan ("Agents Plan"), designed to replace and supercede all previous stock option plans for non-employee agents. Each Plan is administered by the Option Administration Committee. Options have been granted at fair market value and are subject to certain other vesting or performance conditions, and the Company has reserved 750,000 shares of the Company's common stock for issuance under each Plan. Options have been issued under each Plan only to insurance agents who are licensed to sell insurance by a life insurance subsidiary of the company, and are exercisable for up to five years from the effective date of the grant.

         In June 1998, HealthAxis adopted the 1998 Stock Option Plan (the "1998 Stock Option Plan") which provides for the award of options and stock purchase rights (collectively "Awards") to purchase HealthAxis common stock. Exercise prices are based on 90% of the per share price paid in private placement transactions with unaffiliated third parties for grants prior to May 1999 and 100% of the per share price paid in private placement transactions with unaffiliated third parties thereafter. During 1998 options to purchase 991,000, 309,000 and 50,000 shares were granted to Mr. Ashker, Mr. Clemens and

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


Mr. Beausang, respectively, and are immediately exercisable at a price of $1.77 per share having a term of 10 years. Mr. Clemens option to purchase HealthAxis shares has since been terminated by mutual agreement. Options to purchase 460,000 shares of HealthAxis common stock awarded at $1.77 per share were awarded to officers and employees during 1998. These options have a term of five years and vest at a rate of 25% of the initial award on the grant date, 25% of the initial award on February 1, 1999 and the balance in quarterly installments thereafter. Options to purchase an additional 96,500 shares of common stock were granted to officers and employees at an exercise price of $4.00 per share. Such options have a term of five years and vest at a rate of 25% of the initial award on the grant date, 25% of the initial award on November 20, 1999 and the balance in quarterly installments thereafter.

         During 1999 HealthAxis amended the Stock Option Plan to increase the number of shares available pursuant for issuance of options to 8,600,000. Options granted in 1999 have a term of ten years and vest at a rate of 20-33% of the initial award on the grant date, with the balance vesting in quarterly installments over 2 to 5 years. Of the options granted, options to purchase 200,000, 75,000, 60,000 and 20,000 shares of HealthAxis common stock were granted to Mr. Ashker, Mr. Felder, Mr. Hankinson and Ms. del Rossi, respectively. Mr. Ashker, Mr. Felder, Mr. Hankinson and Ms. del Rossi are executive officers of HealthAxis.

         During the first quarter of 2000, the HAI board of directors adopted the 2000 Stock Option Plan, subject to approval by the shareholders which is required by NASDAQ and for options granted pursuant to the plan to qualify as incentive stock options and for the 2000 Stock Option Plan to satisfy one of the conditions of Section 162(m) of the Internal Revenue Code applicable to performance-based compensation. Employees, officers and directors of HAI, as well as certain consultants of HAI, are eligible to receive options under the 2000 Stock Option Plan. The purpose of the 2000 Stock Option Plan is to provide additional incentive to these individuals by encouraging them to invest in HAI's common stock and thereby acquire a further proprietary interest in HAI and an increased personal interest in HAI's continued success and progress. HAI is currently evaluating the possibility of merging HAI's existing director and employee stock option plans into the 2000 Stock Option Plan. To date, no grants have been awarded under 2000 Stock Option Plan.

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

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


         The following table lists changes in outstanding stock options for all HAI option plans:


                                           Number           Range of         Weighted Average
                                         of Shares       Exercise Prices      Exercise Price
                                         ----------      ---------------     ----------------
Outstanding, January 1, 1997
     Exercisable                            356,217       $8.38 - 12.25           $6.70
     Not exercisable                        868,628        2.00 - 12.25            9.35
         Total outstanding                1,224,845        2.00 - 12.25            8.73

                 1997
Granted                                   1,197,000        2.47 - 5.00             4.03
Exercised                                    30,450        2.00 - 3.64             3.23
Canceled/expired                            113,000        2.00 - 10.00            9.43
Outstanding, December 31, 1997
     Exercisable                            943,972        2.38 - 12.25            5.99
     Not exercisable                      1,334,423        2.47 - 12.25            6.51
         Total outstanding                2,278,395        2.38 - 12.25            6.30

                 1998
Granted                                     167,500        4.44 - 6.00             4.97              Weighted Average
Exercised                                   410,258        3.13 - 7.00             4.04              (Years) Remaining
Canceled/expired                            278,195        3.52 - 11.00            9.85              Contractual Life
                                                                                                     -----------------
Outstanding, December 31, 1998
     Exercisable                            944,133        2.35 - 12.25            6.58
     Not exercisable                        813,309        2.35 - 10.00            5.63
         Total outstanding                1,757,442        2.38 - 12.25            6.14

                 1999
Granted                                     344,831        3.44 - 14.63            9.51
Exercised                                   778,925        2.38 - 12.25            6.35
Canceled/expired                            327,831        2.47 - 14.63            6.50
Outstanding, December 31, 1999
     Exercisable                            159,050        2.38 - 3.52             2.86                       7.1
     Exercisable                            262,352        4.44 - 5.00             4.98                       3.2
     Exercisable                             66,275        6.00 - 7.50             6.97                       5.1
     Exercisable                            150,000           8.75                 8.75                       6.5
     Exercisable                            146,750          10.00                  10                        2.1
     Exercisable                             75,000          14.63                14.63                       2.8
     Not exercisable                          4,000          3.4375                3.44                       1.2
     Not exercisable                         41,490        4.44 - 5.00             4.86                       3.1
     Not exercisable                         66,600        6.00 - 7.50             7.39                       1.2
     Not exercisable                         24,000          10.00                10.00                       1.2
         Total outstanding                  995,517        2.38 - 14.63            6.96                       4.4


                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


         The following table lists options granted by HealthAxis under the 1998 Stock Plan:

                                                         Weighted Average       Weighted Average      Weighted
                                             Number          Exercise          (Years) Remaining       Average
                                           Of Shares          Price            Contractual Life      Fair Value
                                           ---------     ----------------      -----------------     ----------
Outstanding, January 1, 1998                       -             -                     -                 -

                  1998
Granted                                    1,956,500          $1.88                                    $0.38
Outstanding, December 31, 1998
     Exercisable                           1,515,000           1.77                                     0.36
     Exercisable                              24,125           4.00                                     0.80
     Not exercisable                         345,000           1.77                                     0.36
     Not exercisable                          72,375           4.00                                     0.80
                                           ---------
         Total outstanding                 1,956,500           1.88                                     0.38

                  1999
Granted                                      445,500           4.00                                     0.80
Granted                                      758,371           5.77                                     3.71
Granted                                      700,750          12.00                                     7.80

Exercised                                     52,500           1.88
Canceled/Expired                             732,400           3.09
Outstanding, December 31, 1999
     Exercisable                           1,274,021           1.77                 3.7                0.36
     Exercisable                             146,333           4.00                 2.3                0.80
     Exercisable                             111,332           5.77                 8.4                3.71
     Exercisable                              70,670          12.00                 9.1                7.80
     Not exercisable                         123,854           1.77                 3.7                0.36
     Not exercisable                         145,667           4.00                 2.3                0.80
     Not exercisable                         597,764           5.77                 8.4                3.71
     Not exercisable                         606,580          12.00                 9.1                7.80
                                           ---------
         Total outstanding                 3,076,221           5.14
                                           =========


         In addition, Mr. Clemens directly owns options to purchase 253,376 shares of the Company's common stock at $.9091 per share expiring from time to time between November 1999 through December 2004. Mr. Clemens indirectly owns options to purchase 32,960 shares of the Company's common stock at $.9091 per share expiring from time to time between November 1999 and December 2004. Mr. Clemens disclaims beneficial ownership of all other options of any partnership in which Mr. Clemens directly or indirectly is a partner.

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


         In addition, a partnership of which Mr. Clemens is a partner owns options to purchase 1,000,000 shares of the Company's common stock at $.9091 per share expiring from time to time between November 1999 through December 2004. Mr. Clemens also owns an option to purchase up to 397,198 shares of Series A Preferred Stock at $3.64 per share (fair market value at date of grant) exercisable on or before March 31, 2003. This option was amended to eliminate the right to convert the option shares into any class of securities other than into shares of HAI's common stock.

         The Stock Option Plan for Executives ("Executive Plan") was amended in 1996 and authorizes the granting of options to purchase up to 3,850,000 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock"), which are exercisable for up to ten years from the effective date of grant at a price not less than the fair market value of the shares on the date of grant. Also in 1997, the Company granted Mr. Clemens an option to purchase shares of the Company's Series A Preferred Stock successively upon each exercise by Mr. Clemens of his existing option and each subsequently granted option to purchase shares of Series A Preferred Stock from time-to-time, limited in the aggregate to (i) that the number shares of Series A Preferred Stock which, when exercised, shall permit Mr. Clemens to acquire the right to vote not more than 55% of the shares of the Company's common stock owned, either directly or beneficially, by Mr. Clemens at such time, (ii) the shares of Series A Preferred Stock which are, as of the date of any such exercise, authorized and unissued; and (iii) an option to purchase more than 550,000 shares of Series A Preferred Stock in any six month period shall be prohibited except upon the occurrence of a "change of control" (within the meaning of the Securities Exchange Act of 1934, as amended). Mr. Clemens relinquished all rights to the 1997 grant as part of the letter agreement between HAI and Mr. Clemens dated September 9, 1999 described in Note 23.

         Warrants: On June 6, 1996, the Company issued 100,000 stock purchase warrants to an unaffiliated party at $9.00 per share that are exercisable through June 6, 2001. The Company issued a warrant to an exclusive consultant of the Company to purchase 100,000 shares of the Company's common stock at the market price per share as of each of January 1, 1996, 1997, and 1998, provided PILIC has realized new annualized premium sales production of at least $35,000, $45,000, and $50,000, respectively, for each of these calendar years. PILIC has realized the annualized premium threshold for the years ending December 31, 1996, 1997 and 1998 and accordingly, the consultant is entitled to exercise 100,000 warrants at $7.375 for 1996, 100,000 at $14.00 per share for 1997 and
100,000 at $2.81 per share for 1998.

         During 1997 the Company issued warrants to two exclusive insurance agents, who were directors of a subsidiary of HAI, for the purchase of 50,000 shares of the Company's common stock at $5.00 per share. These warrants become exercisable throughout 2001. The Company also issued a warrant exercisable at any time to an employee for the purchase of 25,000 shares of the Company's common stock at $4.00 per share.

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


         Effective January 1, 1996, the Company has adopted the disclosure-only provisions of SFAS 123 "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for stock option and warrant grants to employees and employee-directors. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in APB opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for shares issued under performance share plan is recorded based upon the current market value of the Company's stock at the end of each period. Had compensation cost for the Company's stock option grants been determined based on the fair value at the date of grants in accordance with the provisions of SFAS 123, the Company would have amortized the cost over the vesting period of the option which generally is five years for the 1996 Employee Plan and three years for the Directors Plan and 1998 Employee Plan. The Company's net loss and net loss per common share would have been increased to the following pro forma amounts:


                                                         1999             1998              1997
                                                     ---------         ---------         ---------
Net loss applicable to common shares
     as reported                                     $(46,601)         $(12,410)         $ (18,573)
     pro forma                                       $(48,192)         $(13,319)         $ (20,505)

Net loss applicable to common shares             Basic & Diluted    Basic & Diluted     Basic & Diluted
                                                 ---------------    ---------------     ---------------
     as reported                                      $(3.80)           $(1.20)           $ (1.84)
     pro forma                                        $(3.93)           $(1.27)           $ (2.03)


                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


         The fair value of the options and warrants granted are estimated on the date of grant using the Black Scholes option pricing model. The major assumptions used and the estimated fair value include no dividends paid, assumed forfeitures of 10% annually for non-vested options and warrants granted in 1996, and the following:


                                                            Expected         Expected          Risk Free         Weighted
                                                              Term             Stock            Interest          Average
                                                            In Years        Volatility            Rate          Fair Value
                                                            --------        ----------         ---------        ----------
For options granted in 1997
   1996 Employee Plan & Employee Warrant                        5               63%              5.50%             $1.42
   Directors Plan                                               5               63%              5.50%             $1.36
   Military Market Plan & Warrants                              5               63%              5.50%             $1.13

For options granted in 1998
   1996 Employee Plan & Warrants                              1 - 5          57% - 98%           4.48%             $3.74
   HealthAxis.com, Inc. 1998 Stock Plan                         5              100%              4.48%             $0.38

For options granted in 1999
   1996 Employee Plan                                        .5 - 5         58% - 100%           4.48%             $4.65
   Directors Plan                                              10               58%              4.48%             $2.12
   HealthAxis.com, Inc. 1998 Stock Plan                         5              100%              4.48%             $0.36


Note 22 - Commitments and Contingencies

         The Company is a co-defendent in litigation in the customary settlement of insurance claims through PILIC. Management is of the opinion that neither the litigation nor these claims will have a material adverse effect on the results of operations or financial position of the Company.

         In addition, the Agreement also stipulated that any future cost associated with the termination of certain employees in connection with any of the transactions contemplated in the Agreement shall be borne by HAI. The amount to be charged to expense as a result of the termination of these employees will be approximately $1,700, which includes salary and benefit costs.

         The Company's business is subject to a changing legislative and regulatory environment. Some of the proposed changes include initiatives to restrict insurance pricing and the application of underwriting standards; reform health care; and restrict investment practices. Proposals on national health care reform have been under consideration that could significantly change the way healthcare is financed and provided. The effects on the Company of comprehensive healthcare reforms, which, if enacted, may have a material adverse impact upon the ability of the Company to profitably engage in the sale of accident and health insurance.

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


Note 23 - Post Retirement and Post Employment Liabilities and Employee Benefit Plans

         The post retirement liability relates to the future cost of life and health insurance coverage for approximately 18 retired PILIC employees. Post employment liabilities relate to the costs of life, health and dental insurance coverage for three former executives of PILIC and HAI and Mr. Clemens. These liabilities were assumed by HAI in accordance with the terms of the transfer of PILIC described in Note 4.

         HAI sponsors a defined contribution retirement savings plan under section 401(k) of the Internal Revenue Code covering substantially all employees. Employees may contribute up to 15% of compensation, of which the Company will match 50% of the first 5%. All contributions are subject to limitations imposed by IRS regulations. Effective January 1, 1995, employees were given the option to invest the "employer match" portion of their contribution in common stock of the Company. At December 31, 1999 and 1998, the plan held 3,995 and 5,736 shares, respectively, of the Company's common stock.

         All employee contributions are immediately vested, and the Company contribution becomes 20% vested after two years of service. Thereafter, an additional 20% becomes vested for each year of service up to six years. The benefit expense under this plan amounted to $53, $82 and $78 for 1999, 1998 and 1997, respectively.


Note 24 - Related Party Transactions

         On November 30, 1999 HAI sold PILIC to AHC owned by the Alvin Clemens, the Company's Chairman, as described in Note 4.

         Legal fees to the law firm of a former director and general counsel and secretary of the Company in 1999, 1998 and 1997, approximated $497, $332 and $282, respectively.

         Consulting expenses paid to a shareholder of the Company and former Chief Executive Officer of a former subsidiary amounted to $300 each in 1998 and 1997. The shareholder provided the Company with exclusive marketing, sales and product design services as part of a 36-month consulting agreement, which expired December 1998.

         Computer software development and consulting expense paid to an entity controlled by a former employee of the Company in 1999 and 1998 approximated $1,398 and $1,759, respectively.

         Michael Ashker, the Chief Executive Officer and President of HAI and HealthAxis also served as the sole manager of Lynx Capital Group ("LCG") through December, 1999. LCG is party to a consulting agreement with HAI whereby LCG provided various services. During 1998 approximately $23 in fees and expenses as well as options to purchase 400,000 shares of HAI common stock were granted to LCG.

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


Note 25 - Subsequent Events

         Merger of Insurdata into HealthAxis.com: On December 7, 1999, HealthAxis and Insurdata Incorporated, a subsidiary of UICI announced the signing of a definitive agreement to merge the two companies. The combined entity has retained the HealthAxis.com name. Under the terms of the transaction, Insurdata's shareholders have received approximately 50 percent of the newly combined company. The transaction closed on January 7, 2000.

         In accordance with the terms of the Merger Agreement, each outstanding share of Insurdata Common Stock (the "Insurdata Common Stock"), was converted into the right to receive 1.33 shares (the "Exchange Ratio") of HealthAxis Common Stock (the "HealthAxis Common Stock"). The Company issued 21,807,567 shares of HealthAxis Common Stock to Insurdata shareholders. Of the total of 42,392,381 shares of HealthAxis Common Stock outstanding, UICI received 18,943,678 shares of HealthAxis Common Stock, 2,439,885 shares of HealthAxis Common Stock are held by the voting trust (described herein) and other shareholders of Insurdata received 424,004 shares of HealthAxis Common Stock. Subsequent to such date, 10,103,217 shares of HealthAxis Common Stock held by UICI were transferred to a voting trust. See "Voting Trust Agreements."

         The merger of Insurdata and HealthAxis will be accounted for by HealthAxis under the purchase method of accounting in accordance with APB No. 16 whereas HealthAxis, by virtue of its holding a majority of the voting interest was determined to be the accounting acquirer. As a result, the net assets of Insurdata will be recorded at their fair value with the excess of the HealthAxis' purchase price over the fair value of the net assets acquired being goodwill being amortized on a straight line basis over three years.

         The Merger Agreement provides that each option to purchase shares of Insurdata Common Stock under Insurdata's stock option plans which were outstanding on the Effective Date, whether or not exercisable, were converted into and became a right to purchase shares of HealthAxis Common Stock, generally in accordance with the terms of the Insurdata stock option plans and Insurdata option agreements pursuant to which such options were granted, except that from and after the Effective Date, (i) the number of shares of HealthAxis subject to each Insurdata option shall be equal to the number of shares of Insurdata Common Stock subject to such option prior to the Effective Date multiplied by the exchange ratio (with fractional shares rounded down to the nearest share and cash being payable for any fraction of a share) and (ii) the exercise price per share of HealthAxis Common Stock purchasable thereunder shall be that specified in the Insurdata option divided by the exchange ratio (rounded up to the nearest one hundredth).

         The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

                        HealthAxis Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

         The chart below identifies the equity ownership of HealthAxis common and preferred stock before and after the merger of Insurdata. The chart excludes options and warrants to purchase HealthAxis stock.


                                                    March 14, 2000                            December 31, 1999
                                                    --------------                            -----------------
                                             Shares              Percentage              Shares              Percentage
                                             ------              ----------              ------              ----------
HAI                                        15,801,644               34.8%              15,801,644               66.9%
UICI and subsidiaries                      17,810,229               39.2%                 866,551                3.7%
AHC Acquisition                               100,000                0.2%                 100,000                0.4%
Michael Ashker                                      -                 -                         -                 -
Minority Interest                          11,714,199               25.8%               6,850,310               29.0%
                                           ----------              ------              ----------              ------
Total                                      45,426,072              100.0%              23,618,505              100.0%
                                           ==========              ======              ==========              ======

         Voting Trust Agreements: The Merger Agreement also provides for a voting trust agreement (the "Voting Trust Agreement") which established a trust to hold shares of Insurdata Common Stock which are currently held of record by UICI, but as to which UICI has granted options to purchase such shares to certain employees of Insurdata pursuant to its Insurdata Founders' Program. These shares were converted into 2,439,885 shares of HealthAxis Common Stock in the Merger. The initial trustees of this trust are Michael Ashker, Alvin Clemens, Edward W. LeBaron, Jr. and Henry Hager (the "Trustees"). All of the initial Trustees are also directors of HAI and Messrs. Ashker and Clemens are also directors and officers of HealthAxis. Pursuant to the terms of the Voting Trust Agreement, a majority of the Trustees have the power to vote the shares held by the trust in their discretion at all meetings of shareholders or pursuant to actions by unanimous consent. The Voting Trust Agreement terminates upon the earlier of the distribution of the shares subject to such agreement or July 1, 2003. Upon the termination of this Voting Trust Agreement or upon any dissolution or total or partial liquidation of HealthAxis, whether voluntary or involuntary, the Trustees shall direct that all Shares remaining in the Trust and all moneys, securities, rights or property attributable to the Shares be distributed to UICI.

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


         Following the completion of the Insurdata merger, UICI, and Messrs. Ashker, LeBaron and Maloney entered into a voting trust agreement ("the UICI Voting Trust") which provides for the establishment of a trust to hold 10,103,217 shares of HealthAxis common stock held by UICI. The initial trustees of the UICI Voting Trust are Michael Ashker, Edward W. LeBaron, Jr. and Dennis
B. Maloney who are referred to as the trustees. All of the trustees are also directors of HealthAxis and Messrs. Ashker and LeBaron are directors of HAI. Messrs. Ashker and Maloney are also officers of HealthAxis. A majority of the trustees have the power to vote the shares held by the UICI Voting Trust in their discretion at all meetings of shareholders or pursuant to actions by unanimous consent. UICI retains dispositive power and the ability to receive all dividends on the shares held in the UICI Voting Trust. Pursuant to the UICI Voting Trust agreement, if one of the trustees is no longer able to serve as trustee, the other two trustees may select by unanimous vote a new trustee from the members of the board of directors of HAI or HealthAxis who are not selected by UICI. The UICI Voting Trust agreement also provides that if UICI decides to sell any of its shares of HealthAxis common stock, half of the shares sold must be shares subject to the UICI Voting Trust. The UICI Voting Trust agreement terminates upon the earlier of February 11, 2020; such time as UICI owns less than 20% of the outstanding common stock of HealthAxis or HAI; upon another person acquiring 51% or more of the outstanding shares of HealthAxis; or July 31, 2000 if transactions contemplated by the merger of HealthAxis into HealthAxis Acquisition Corporation are not completed. During March 2000, UICI sold 1,000,000 shares held in the UICI Voting Trust.

         Technology Outsourcing Agreement: In accordance with the Merger Agreement, UICI and its affiliates and Insurdata entered into a Technology Outsourcing Agreement pursuant to which Insurdata will provide UICI and its affiliates with technology support services, data processing services and other software and hardware based services.

         UICI Registration Rights Agreement: HealthAxis and UICI also entered into a registration rights agreement which provides for the registration of HealthAxis shares received by UICI in the Merger.

         HealthAxis Merger with HealthAxis Acquisition Corporation: On December 7, 1999, HAI announced plans to move forward with its original plan to merge with its subsidiary, HealthAxis. Management of the respective companies signed the merger agreement on January 26, 2000. The merger was approved by HAI's board of directors on January 26, 2000 and by HealthAxis' board of directors on January 26, 2000.

         The merger documents provide for the merger of HealthAxis with and into a newly formed, wholly owned subsidiary of HAI. As a result of the merger, HealthAxis will cease to exist, and the former shareholders of HealthAxis will become shareholders of HAI. The HAI subsidiary will continue as the surviving corporation of the merger and will retain all of its separate corporate existence, with all its rights and powers unaffected by the merger. The merger is subject to both HAI and HealthAxis shareholder approval.

         The merger provides for the conversion of each outstanding share of HealthAxis common and preferred stock into 1.127 shares ("the exchange ratio") of HAI common stock. The Company anticipates that the merger will constitute a tax free "reorganization" within the meaning of the Internal Revenue Code of 1986.

                        HealthAxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


         The Company anticipates that HAI will issue a total of 33,386,730 shares of HAI common stock to HealthAxis shareholders in the merger. The Company also anticipates that HAI will issue up to approximately 6,072,728 shares of HAI common stock upon the exercise of options and warrants to purchase HealthAxis common stock to be assumed by HAI.

         Based on the number of shares of HAI common stock to be issued in the merger, excluding shares subject to stock options and warrants to be assumed by HAI, following the merger, existing HAI shareholders will own approximately 28% and former HealthAxis shareholders will own approximately 72% of the outstanding common stock of HAI.

         The merger will be accounted for by HAI as a recapitalization in which the preferred and common stock of HealthAxis will be converted into HAI common stock eliminating all minority interest in HealthAxis.

         HealthAxis options and warrants outstanding will be exchanged for options and warrants in HAI. As a result of the recapitalization and exchange a remeasurement of the HealthAxis options is anticipated. As a result of the remeasurement, the intrinsic value of vested options will be expensed upon completion of the merger. The intrinsic value of unvested options will be recorded as prepaid compensation and will be charged to operations over the vesting period of these options.

         Out of pocket costs which are anticipated to include legal, accounting and investment advisory costs as well as severance costs for employees whose positions will be eliminated as a result of the mergers will be expensed upon completion of the merger.