Form 10-Q
period 2000-03-31
HEALTHAXIS INC
filed 2000-05-15
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended. . . . . . . . . . . . . . . . .March 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,097,618 shares of common stock, par value $.10, outstanding as of May 11, 2000.

                                 HealthAxis Inc.

                                Table of Contents

                                                                          Page
                                                                          ----
PART I  Financial Information

Item 1.  Condensed Financial Statements
         Consolidated Statements of Operations...............................3
         Consolidated Balance Sheets.........................................4
         Consolidated Statement of Changes in Stockholders' Equity...........5
         Consolidated Statement of Cash Flows..............................6-7
         Notes to Condensed Consolidated Financial Statements.............8-11

Item 2.  Management's Discussion and Analysis of Results
         Of Operations and Financial Condition...........................12-15

PART II  Other Information

         Items 1-5..........................................................16
         Reports on Form 8-K................................................16

Signatures..................................................................17

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

                        HealthAxis Inc. and Subsidiaries
                      Consolidated Statements of Operations

       (Dollars in thousands, except share and per share data) (Unaudited)

                                                                Three Months Ended,
                                                             March 31,      March 31,
                                                               2000           1999
                                                             --------       ---------
Revenue                                                      $ 11,673       $       6

Expenses:
     Cost of revenues                                           7,739               -
     Operations and development                                 6,327             297
     Sales and marketing                                        7,499           1,745
     General and administrative                                 3,549           1,184
     Merger related costs                                      57,755               -
                                                             --------       ---------
         Total expenses                                        82,869           3,226
                                                             --------       ---------

     Operating loss                                           (71,196)         (3,220)

     Interest and other income, net                              (586)           (333)
                                                             --------       ---------

     Loss before minority interest                            (71,782)         (3,553)

Minority interest in loss of subsidiary                       (44,085)           (366)
                                                             --------       ---------

Loss from continuing operations                               (27,697)         (3,187)
Gain from discontinued operations                                   -             320
                                                             --------       ---------
     Net loss                                                $(27,697)      $  (2,867)

Dividends on preferred stock                                        -             164
                                                             --------       ---------

     Net loss applicable to common stockholders              $(27,697)      $  (3,031)
                                                             ========       =========

Loss per share of common stock (basic and diluted)
     Continuing operations                                   $  (2.12)      $   (0.29)
     Discontinued operations                                        -            0.03
                                                             --------       ---------
     Net loss                                                $  (2.12)      $   (0.26)
                                                             ========       =========

Weighted average common shares and equivalents used
  in computing loss per share
     Basic and diluted                                     13,051,000      11,614,000

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                           Consolidated Balance Sheets
             (Dollars in thousands except share and per share data)

                                                                                                   March 31,      December 31,
                                                                                                     2000            1999
                                                                                                   ---------      ------------
                                                                                                  (Unaudited)
Assets
Cash and cash equivalents                                                                           $  44,612         $ 58,069
Accounts receivable, net of allowance for doubtful accounts of $129                                     7,454                -
Prepaid expenses                                                                                        1,478            1,790
Other current assets                                                                                      354              549
                                                                                                    ---------         --------
         Total current assets                                                                          53,898           60,408

Property, equipment and software, less accumulated depreciation and
    amortization of $17,725 and $2,259, respectively                                                   15,219            8,742
Capitalized software and contract start-up costs, less accumulated
    amortization of $747                                                                                3,152                -
Goodwill, less accumulated amortization of $54,086 and $765, respectively                             585,760            7,114
Customer base,  less accumulated amortization of $1,076                                                16,129                -
Long-term receivables from employees                                                                      641                -
Acquisition costs                                                                                           -              750
Prepaid alliance agreements, net of accumulated amortization of $891
    and $436, respectively                                                                              1,828            2,283
Other assets                                                                                              395              305
                                                                                                    ---------         --------
         Total assets                                                                               $ 677,022         $ 79,602
                                                                                                    =========         ========

Liabilities and Stockholders' Equity
Accounts payable                                                                                    $   1,974         $  1,823
Accrued liabilities                                                                                     7,725            4,746
Deferred revenues                                                                                         619                -
Obligations under capital lease                                                                           503              410
                                                                                                    ---------         --------
         Total current liabilities                                                                     10,821            6,979

Convertible debentures                                                                                 25,526           25,019
Federal income taxes                                                                                      585              585
Ceding commission liability                                                                             5,750            5,600
Post retirement and employment liabilities                                                              1,042            1,030
Obligations under capital lease                                                                           175              117
Other liabilities                                                                                          30                -
                                                                                                    ---------         --------
         Total liabilities                                                                             43,929           39,330

Commitments and Contingencies
Minority interest in HealthAxis:
    Common stock                                                                                      418,210           12,603
    Preferred stock                                                                                    15,049           15,049

Stockholders' Equity:
Preferred stock, par value $1:  authorized 20,000,000 shares:
    Series A cumulative convertible, none issued and outstanding                                            -                -
    Series B cumulative convertible, none issued and outstanding                                            -                -
Common stock, par value $.10:  authorized 50,000,000,
    issued and outstanding 13,097,618 and 13,027,668                                                    1,310            1,303
Common stock, Class A, par value $.10:  authorized 20,000,000,                                              -                -
    none issued and outstanding
Additional paid-in capital                                                                            307,122           81,798
Accumulated deficit                                                                                  (98,178)         (70,481)
Unearned compensation                                                                                (10,420)                -
                                                                                                    ---------         --------
         Total stockholders' equity                                                                   199,834           12,620
                                                                                                    ---------         --------
         Total liabilities and stockholders' equity                                                 $ 677,022         $ 79,602
                                                                                                    =========         ========

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  (Dollars and shares in thousands) (Unaudited)

                                                                                              Additional
                                    Preferred Stock          Common Stock         Paid-In    Accumulated     Unearned
                                  Shares       Amount    Shares        Amount     Capital      Deficit     Compensation      Total
                                  ------       ------    ------        ------     -------      -------     ------------      -----
BALANCE, DECEMBER 31, 1999             0       $    0    13,027      $  1,303    $ 81,798    $ (70,481)       $     0     $  12,620

Valuation of Insurdata options                                                                                (11,256)      (11,256)

Net loss                                                                                       (27,697)                     (27,697)

Amortization of unearned
  compensation                                                                                                    836           836

Stock options exercised                                      71             7         334                                       341

Increase in net assets in
  HealthAxis.com, Inc.                                                            224,785                                   224,785

Stock options issued in lieu of
  compensation                                                                        205                                       205
                                   -----       ------    ------       -------    --------     --------       --------      --------
BALANCE, MARCH 31, 2000                0       $    0    13,098       $ 1,310    $307,122     $(98,178)      ($10,420)     $199,834
                                   =====       ======    ======       =======    ========     ========       ========      ========

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                       (Dollars in thousands) (Unaudited)

                                                                                 Three Months Ended
Cash flows from operating activities                                        March 31,          March 31,
                                                                              2000                1999
                                                                           ----------          ---------
    Net loss                                                               $  (27,697)         $  (2,867)
    Adjustments to reconcile net loss to net cash (used in)
     operating activities:
       Issuance of common stock                                                     -                 90
       Depreciation and amortization                                           57,603              1,695
       Net realized gain on sale of subsidiaries                                    -             (1,500)
       Bad debt reserve                                                             4                  -
       Minority interest in loss of subsidiary                                (44,085)              (366)
       Stock option compensation                                                1,665                  -
       Loss on disposition of assets                                              348                  -
       Interest on convertible debt                                               507                  -
       Change in:
         Accounts receivable                                                   (1,624)                 -
         Premium due and uncollected, unearned premium and
             premium received in advance                                            -                (83)
         Prepaid expense                                                        1,053             (1,500)
                                                                                                       -
         Due to/from reinsurers                                                     -            (14,055)
         Due from third party administrator                                         -              6,849
         Deferred policy acquisition costs, net                                     -               (107)
         Accrued investment income                                                  -                 96
         Other assets, current and deferred income taxes                          105             (1,434)
         Accounts payable and accrued liabilities                                (828)                 -
         Accrued commissions and expenses                                           -                494
         Deferred revenues                                                        222                  -
         Ceding commission and interest                                           150                150
         Future policy benefits and claims                                         12             (9,312)
         Other liabilities                                                       (338)                 -
                                                                           ----------          ---------
    Net cash (used in) operating activities                                   (12,903)           (21,850)
                                                                           ----------          ---------

Cash flows from investing activities
       Sales of bonds                                                               -                512
       Cash in acquired company                                                 2,126                  -
       Investment in capitalized software and contract start-up                  (227)                 -
       Other                                                                      (10)                 -
       Maturities of investments and loans                                          -                 (2)
       Loans to officer, director and shareholder                                   -                694
       Purchases of property, equipment and software                           (2,130)              (136)
                                                                           ----------          ---------
    Net cash provided by (used in) investing activities                          (241)             1,068
                                                                           ----------          ---------

                        See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries

                       (Dollars in thousands) (Unaudited)

                                                                                   Three Months Ended
                                                                              March 31,          March 31,
                                                                                2000                1999
                                                                             ----------          ---------
Cash flows from financing activities
       Payments on capital leases                                                (147)                 -
       Repayment of loans payable                                                   -               (198)
       Payment of acquisition costs                                              (690)                 -
       Net proceeds from the sales of HealthAxis preferred stock                    -              8,807
       Exercise of stock options                                                  341              1,666
       Exercise of HealthAxis options                                             183                  -
       Dividends paid on preferred stock                                            -                (35)
                                                                             --------           --------
    Net cash (used in) provided by financing activities                          (313)            10,240
                                                                             --------           --------
    (Decrease) in cash and cash equivalents                                   (13,457)           (10,542)
    Cash and cash equivalents, beginning of period                             58,069             26,185
                                                                             --------           --------
    Cash and cash equivalents, end of period                                 $ 44,612           $ 15,643
                                                                             ========           ========

Supplemental disclosure of cash flow information:
    Interest paid                                                            $     19           $    269
Non-cash financing activities
    Issuance of warrants                                                     $      0           $    724
    Exercise of options                                                      $      0           $    509
    Repayment of loans payable                                               $      0           $  2,400
Non-cash investing activities
    Sale of subsidiary                                                       $      0           $  1,500

                        See notes to consolidated financial statements.

Note A - Description of business and basis of presentation

Unaudited Financial Information

         The unaudited condensed consolidated financial statements have been prepared by HealthAxis Inc. (formerly Provident American Corporation) and subsidiaries (the "Company" or "HAI"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

General

         HealthAxis.com, Inc. ("HealthAxis") was formed on March 26, 1998 to sell insurance products on the Internet. On January 7, 2000, HealthAxis completed a merger with Insurdata Incorporated ("Insurdata") as described in Note B (the "Merger"). As a result of the Merger, Insurdata became HealthAxis' application solutions group and HealthAxis' former business is now referred to as the eDistribution group (formally the consumer services group).

         The Company's eDistribution group provides healthcare payers with a fully functional, Internet platform for the distribution of health insurance products to the individual, small group and large group markets both on a direct basis and through existing intermediaries such as agents and benefits consulting firms. The Company's application solutions group provides proprietary Web-enabled enrollment, administration and claims processing applications to healthcare payers, including insurance companies, third-party administrators and large self-funded groups. These solutions enable clients to both reduce plan administration costs and improve service to plan members.

         As of December 31, 1999 and March 31, 2000, HAI owned 66.9% and 34.7%, respectively, of HealthAxis' common and preferred stock. As of March 31, 2000, HAI owned 36.2% of HealthAxis' common stock. Due to various voting trust agreements, HAI and its affiliates have voting power for an additional 25.3% of HealthAxis' common and preferred stock. As a result of HAI and its affiliates having voting power with respect to a total of 60.0% of HealthAxis' common and preferred stock as of March 31, 2000, HAI consolidated HealthAxis.

         On November 30, 1999, the Company sold its remaining insurance operations, which were conducted through Provident Indemnity Life Insurance Company ("PILIC"). As a result, the financial statements have been restated for discontinued operations ("Discontinued Insurance Operations"). The operations of the Company thereafter are principally those of HealthAxis.

         On January 26, 2000, HAI and HealthAxis entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which HAI plans to acquire all of the outstanding shares of HealthAxis it does not currently own through the merger of HealthAxis with a wholly owned subsidiary of HAI. This transaction is referred to as the reorganization. In connection with this reorganization, on February 11, 2000, HAI filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to seek shareholder approval of the reorganization and register the HAI common stock to be issued to the HealthAxis shareholders. The Form S-4 regarding this transaction is currently pending at the Securities and Exchange Commission.

         On January 27, 2000, the Company filed an amendment to its Amended and Restated Articles of Incorporation changing its name from Provident American Corporation to HealthAxis Inc. Effective February 1, 2000, the Company changed its symbol under which its common stock trades on the NASDAQ National Market to "HAXS".

         As part of the Company's efforts to refocus resources on the business to business segment of its operations, the Company has changed its marketing to include primarily affinity marketing programs and away from online marketing and certain offline marketing initiatives. The affinity marketing programs involve distribution partnerships with companies for which HealthAxis provides a co-branded or private label health insurance distribution platform. As a result of this change, the Company has not renewed its interactive marketing agreements.

Note B - Merger with Insurdata Incorporated

         On January 7, 2000, HealthAxis completed a merger with Insurdata, a health care technology company and a majority owned subsidiary of UICI (the "Merger"). The transaction was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. HealthAxis, by virtue of its holding a majority of the voting interest, was determined to be the accounting acquirer. As a result, the net assets of Insurdata have been recorded at their fair value with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill.

         In connection with the Merger, each outstanding share of Insurdata common stock was converted into the right to receive 1.33 shares of HealthAxis common stock. The Company issued 21,807,567 shares of HealthAxis common stock to Insurdata shareholders. In connection with the Merger, HealthAxis also issued 426,930 options to purchase HealthAxis common stock to existing Insurdata optionholders. The fair value of the consideration given by HealthAxis for the acquisition of Insurdata under the purchase method of accounting totaled $674,274. This purchase price consideration consisted of: (1) the fair value of the HealthAxis common shares issued to Insurdata shareholders totaling $660,818 ($30.30 per share), (2) the fair value of HealthAxis options granted to Insurdata optionholders under Insurdata stock option plans totaling $12,017 (average fair value of $28.15 per option), and (3) merger costs totaling $1,439. For accounting purposes, the $30.30 fair value per share of HealthAxis common stock was determined based upon the quoted NASDAQ market price of HAI common stock on January 7, 2000 effected for the exchange ratio of the reorganization of 1.127, less a 10% liquidity discount. The fair value of the HealthAxis options granted to Insurdata optionholders was determined using the Black Scholes option pricing model.

The fair value of the Insurdata assets and liabilities acquired through the Merger were:

         Cash and cash equivalents                     $   2,126
         Accounts receivable, net                          5,834
         Fixed assets                                      6,278
         Developed software                                2,862
         Unearned compensation                            11,256
         Customer base                                    17,205
         Goodwill                                        631,966
         Other assets                                      1,768
         Other liabilities                                (5,021)
                                                       ---------
                                                       $ 674,274
                                                       ---------

In connection with the Merger, the Company recorded an increase in minority interest in HealthAxis common stock totaling $448,049, and an increase to additional paid-in capital of $224,785. The increase in additional paid-in capital represents dilution to minority shareholders resulting from the Merger.

Developed software, customer base, and goodwill are being amortized over their estimated useful lives of 3 years, 4 years, and 3 years, respectively. The amount allocated to unearned compensation relates to the fair value of the unvested HealthAxis options issued to Insurdata optionholders discussed above and is being amortized over the remaining vesting term of the options. The Company has recorded the unearned compensation as a reduction of stockholders' equity.

Unaudited pro forma financial information for the three months ended March 31, 1999, as though the Merger had occurred on January 1, 1999, is as follows:

         Revenues                                                         $      9,996
         Net Loss                                                         $    (20,669)
         Net loss per common share                                        $      (1.78)
         Weighted average common shares outstanding (basic and diluted)     11,614,000

Note C - Revenue Recognition

         The Company's revenues consist primarily of transaction fees, professional services fees, data capture fees and commissions generated by HealthAxis which are recognized in the month services are rendered or revenues are earned.


Note D - Losses and Uncertainties

         The Company has incurred costs to develop and enhance its technology, to create and introduce its website and to establish marketing, insurance carrier and claims administration relationships. As a result, the Company has incurred significant losses and expects to continue to incur losses on a quarterly and annual basis. Due to the change in marketing strategy, the Company expects to be cash flow positive by the second quarter of 2001.


Note E - Related Party Transactions

         HealthAxis conducts a significant amount of business with a major shareholder, UICI. HealthAxis currently provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements ranging from one to five years, with annual renewable options thereafter. These services include the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. UICI and its subsidiaries and affiliates constitute, in the aggregate, HealthAxis' largest customer. For the three months ended March 31, 2000, UICI and its subsidiaries and affiliates accounted for an aggregate of $7,341 (63%) of HealthAxis' total revenues for the period. As of March 31, 2000, the Company had trade receivables from UICI and its subsidiaries and affiliates of $3,167 (42%). In addition, accrued liabilities at March 31, 2000 included $941, which related to amounts owed to UICI primarily for employee benefits.

Note F - Capitalized Software and Contract Start-up Costs

Developed Software

         The Company incurs development costs that relate primarily to the development of new products and major enhancements to existing services and products. The Company expenses or capitalizes, as appropriate, these development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. All development costs related to software development projects incurred prior to the time a project has reached technological feasibility are expensed. Software development costs incurred subsequent to reaching technological feasibility are capitalized. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. The Company capitalized $199 in software development costs during the three months ended March 31, 2000. All software development costs capitalized are amortized using an amount determined as the greater of (i) the gross revenue method or (ii) the straight-line method over the remaining economic life of the product (generally three to five years). The Company recorded amortization relating to capitalized software development costs of $245 during the three months ended March 31, 2000, which is included in merger related costs (see
Note G).

Contract Start-up Costs

         The Company capitalizes costs directly attributable to contract start-up activities in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Costs capitalized include direct labor and fringe benefits. Such costs are amortized over the life of the respective contract. All other start-up costs not directly related to contracts are expensed in accordance with SOP 98-5, Reporting on the Costs of Start-up Activities. Total contract start-up costs capitalized during the three months ended March 31, 2000 totaled $28. The Company recorded amortization relating to contract start-up costs of $88 during the same period.


Note G - Merger Related Costs

         The Company records expenses stemming from the merger with Insurdata and the reorganization as merger related costs. Such costs include the amortization of acquired intangibles and unearned compensation, plus other administrative costs and expenses associated with both mergers. Merger related costs was comprised of the following for the three months ended March 31, 2000:

         Amortization of goodwill                              $ 53,321
         Amortization of customer base                            1,075
         Amortization of developed software                         245
         Amortization of unearned compensation                      836
         Stock based compensation                                 1,460
         Other merger costs                                         818
                                                               --------
                                                               $ 57,755
                                                               ========

Note H - HealthAxis.com, Inc. Stock Options

         During the three months ended March 31, 2000, the board of directors of HealthAxis granted 1,178,200 options under its 1998 Stock Option Plan. All such options were granted with exercise prices of $15, which represents the fair market value of the HealthAxis common stock as determined by the Board of Directors based upon privately negotiated equity transactions. Since this grant price was to be below the public fair market value of HAI's common stock on the dates of the grants, the Company has recorded compensation expense of $1,460 based upon the intrinsic value method under Accounting Principles Board opinion No. 25 Accounting for Stock Issued to Employees, which is included in merger related costs.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

         HealthAxis Inc. ("HAI"), formerly Provident American Corporation, is a Pennsylvania corporation organized in 1982. Until November 30, 1999, HAI was regulated as an insurance holding company by the states in which its former wholly owned insurance subsidiary, Provident Indemnity Life Insurance Company ("PILIC"), was licensed. Currently, the operations of HAI and its subsidiaries (the "Company") are principally those of its subsidiary, HealthAxis.com, Inc. ("HealthAxis"), which was formed on March 26, 1998.

         During 1999, HealthAxis expanded from 15 to 105 employees, entered into carrier partner agreements with nationally recognized insurance companies to sell their products on its website, commenced interactive marketing of its website through agreements with Internet portals, expanded and enhanced its website and raised capital through several private placements of its securities.

         On November 30, 1999, HAI completed the sale of PILIC to AHC Acquisition, Inc., a company solely owned by Alvin H. Clemens, the Chairman of HealthAxis and HAI, (the "Discontinued Insurance Operations").

         On December 7, 1999, HealthAxis and Insurdata Incorporated ("Insurdata"), a healthcare technology company and a majority owned subsidiary of UICI, signed a definitive agreement to merge the two companies (the "Merger"). As of December 31, 1999 and March 31, 2000, HAI owned 66.9% and 34.7%, respectively, of HealthAxis' common and preferred stock. Due to various voting trust agreements, HAI and its affiliates have voting power for an additional 25.3% of HealthAxis' common and preferred stock. As of March 31, 2000, HAI owned 36.2% of HealthAxis' common stock. As a result of HAI and its affiliates having voting power with respect to 60.0% of HealthAxis' common and preferred stock as of March 31, 2000, HAI consolidated HealthAxis. As a result of this merger, Insurdata became HealthAxis' application solutions group and HealthAxis' former business is now referred to as the eDistribution group (formally the consumer services group). The companies completed the Merger on January 7, 2000. The primary cause of the changes in the results of operations discussed below was the addition of the application solutions group's operations (the merged divisions of Insurdata) to HealthAxis.

         On January 26, 2000, HAI and HealthAxis entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which HAI plans to acquire all of the outstanding shares of HealthAxis it does not currently own through the merger of HealthAxis with a wholly owned subsidiary of HAI. This transaction is referred to as the reorganization. In connection with this reorganization, on February 11, 2000, HAI filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to seek shareholder approval of the reorganization and register the HAI common stock to be issued to the HealthAxis shareholders. The Form S-4 regarding this transaction is currently pending at the Securities and Exchange Commission.

         As part of the Company's efforts to refocus resources on the business to business segment of its operations, the Company has changed its marketing to include primarily affinity marketing programs and away from online marketing and certain offline marketing initiatives. The affinity marketing programs involve distribution partnerships with companies for which HealthAxis provides a co-branded or private label health insurance distribution platform. As a result of this change, the Company has not renewed its interactive marketing agreements.

Results of Operations

2000 Results compared to 1999 Results

         Net loss applicable to common stock was $27.7 million or ($2.12) per basic and diluted share for three months ended March 31, 2000 ("2000") compared to net loss of $3.0 million or ($0.26) per basic and diluted share for three months ended March 31,1999 ("1999"). The January 2000 merger of Insurdata into HealthAxis resulted in the increased loss, primarily attributable to the amortization of goodwill and other merger related expenses. The increased loss was also attributable to increased eDistribution group operations.

         Revenues of $11.7 million in 2000 increased from $6,000 in 1999 primarily due to the application solutions group. Of the $11.7 million of revenues, $11.4 million was attributable to the application solutions group, which represented a 15.2% increase over revenues of the merged divisions of Insurdata, which are now referred to as the application solutions group. The eDistribution group represented $0.3 million for 2000, as compared to $6,000 for 1999. In the short term, the eDistribution group's revenue will decrease as a result of the Company's shift in marketing strategy.

         Cost of revenues of $7.7 million in 2000 was attributable to the expenses relating to the application solutions group's costs to generate revenues and are generally directly affected by the fluctuations in revenue.

         Operations and development expense of $6.3 million in 2000 increased from $0.3 million in 1999 primarily due to the expenses related to the application solutions group. Of the $6.3 million of operating expenses, $3.5 million was attributable to the application solutions group. The eDistribution group represented $2.8 million as compared to $0.3 million in 1999, which was due to higher employee and recruiting expenses related to website implementation of carrier partners' products, website enhancements, and general operations. To support the Company's business strategy, operations and development expenses are expected to increase as more contracts with payers are signed by the application solutions group and carriers' products are integrated onto the eDistribution group's website and other website enhancements are made by the eDistribution group.

         Sales and marketing expense of $7.5 million in 2000 increased from $1.7 million in 1999 due primarily to the increased marketing efforts of the eDistribution group and amortization of interactive marketing agreements. Interactive marketing amortization was $2.5 million in 2000 compared to $1.4 million in 1999. The marketing department had one employee on March 31, 1999 and as of March 31, 2000 had 33 employees. Interactive marketing amortization expense represents the cost of exclusivity and Internet advertisements delivered to HealthAxis from selected websites. Due to HealthAxis' decision not to renew its interactive marketing agreements, amortization for the year ended December 31, 2000 is anticipated to decrease to approximately $4.9 million as compared to the year ended December 31, 1999 of $14.6 million. HealthAxis anticipates that sales and marketing expense will also decrease as a result of its change in marketing strategy.

         General and administrative expenses of $3.5 million in 2000 increased from $1.2 million in 1999 due primarily to the merger of Insurdata into HealthAxis, employee and recruiting expenses relating to the increase in the eDistribution group administrative and executive staff. The increase was also due to professional fees and overhead expenses. General and administrative expenses include executive management, accounting, legal, and human resource personnel and expenditures for applicable overhead costs.

         Merger related costs of $57.8 million in 2000 included costs related to the Merger of Insurdata into HealthAxis and the reorganization of HealthAxis with HAI. The goodwill resulting from the Insurdata and HealthAxis merger was recorded as $631.9 million. This goodwill, of which $52.6 million has been amortized as of March 31, 2000, will be amortized on a straight-line basis over a three-year period. Merger related costs also include amortization of other intangibles.

         Net interest expense of $0.6 million in 2000 increased from $0.3 million in 1999 as it relates to interest earned on short-term investments and interest accrued on the convertible debentures.

Liquidity and Capital Resources

         A major objective of the Company is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short term equivalents plus funds generated from operating cash flow.

         Prior to 1999, HAI's liquidity requirements were primarily created and met by HAI's Discontinued Insurance Operations. During 1999, HAI's liquidity requirements were primarily created and met by HealthAxis and HAI through the private placement of debt and equity securities. During 1999 the primary uses of cash for HAI were the operation of PILIC and HAI's November 30, 1999 sale of PILIC, HAI's purchases of HealthAxis stock and HealthAxis' operating costs and payments to America Online, Inc. ("AOL"), Lycos, Inc. ("Lycos"), CNet, Inc. ("CNet"), Snap! LLC ("Snap!") and Yahoo! Inc ("Yahoo!").

         On January 7, 2000, HealthAxis completed the Insurdata merger. In connection with the Merger, HealthAxis anticipates that revenues will increase as a result of including revenues of the merged divisions of Insurdata, which now represent the application solutions group, which during 1999 were $42.9 million. It is also anticipated that Insurdata's technological expertise and established customer base will benefit HealthAxis' future operations by improving the process of implementing carrier products on the website and website development, increasing revenues with their established customer base, providing the potential to cross-market products to HealthAxis' and Insurdata's clients and providing each company with exposure to additional potential clients.

         On January 26, 2000, HAI and HealthAxis agreed to enter into a reorganization. In connection with the reorganization, a wholly owned HAI subsidiary will continue as the surviving corporation, will retain all of its separate corporate existence and will be known as HealthAxis.com, Inc. The transaction will be accounted for by HAI as a recapitalization in accordance with generally accepted accounting principles. As such, HAI capital stock issued to HealthAxis stockholders will be accounted for at the historical cost and the net assets of HAI will be recorded at historical cost. As a result of the recapitalization, the preferred and common stock of HealthAxis will be converted to HAI common stock eliminating all minority interest in HealthAxis and the minority interest net loss of subsidiary line item on the statement of operations. In addition, outstanding HealthAxis options and warrants will be converted into options or warrants to purchase HAI common stock. HAI anticipates that it will issue a total of 33,479,784 shares of HAI common stock to HealthAxis shareholders in the reorganization. HAI also anticipates that it will issue up to approximately 6,319,205 shares of HAI common stock upon the exercise of options and warrants to purchase HealthAxis common stock which will be assumed by HAI. There can be no assurance, however, that the conditions to the reorganization will be satisfied or that the reorganization will not be terminated prior to completion. The reorganization was approved by HAI's board of directors on January 26, 2000 and by HealthAxis' board of directors on January 26, 2000. HAI has paid $0.3 million in out of pocket merger costs as of March 31, 2000 and anticipates that it will pay approximately $1.9 million additional merger costs during the remainder of the year 2000.

         Cash and cash equivalents as of March 31, 2000 amounted to $44.6 million of which $44.2 million represents cash and cash equivalents of HealthAxis, which represents in part the proceeds from the December private placement of common stock and $0.4 million represents cash and cash equivalents of HAI, which represents the remaining net proceeds from the September 1999 issuance of convertible debentures. HAI anticipates the need to obtain cash advances from HealthAxis during 2000 to fund HAI's costs of the reorganization involving HealthAxis and a wholly-owned subsidiary of HAI and general HAI corporate expenditures.

         Net cash used in operating activities of $12.9 million in 2000 was the result of operating losses in HAI and HealthAxis.

         HAI does not anticipate that future cash used or provided from operations will include amounts related to HAI's Discontinued Insurance Operations which were sold effective November 30, 1999.

         During 1998 and 1999, HealthAxis entered into agreements with AOL, Lycos, CNet, Snap! and Yahoo!. In connection with these agreements, the Company has paid $2.2 million in cash during 2000 and is required to pay $1.3 million throughout the remainder of 2000. As a result of the Company's change in marketing strategy, the Company did not renew any of these interactive marketing agreements. The Company believes that its current cash and cash equivalents will be sufficient to fund HealthAxis' obligations under these agreements. The Company expects to be cash flow positive by the second quarter of 2001.

         HAI had no future material commitments for capital expenditures at March 31, 2000. Through March 31, 2000, HAI's capital expenditures totaled approximately $2.1 million. Capital expenditures were primarily for equipment, software, furniture and building improvements, of which approximately $0.8 million was attributable to the expansion of the imaging division of the application solutions group. The majority of this expansion was complete at March 31, 2000.

         On January 7, 2000, HealthAxis and Insurdata, a subsidiary of UICI, completed the merger of the two companies. HealthAxis has paid $1.4 million in out-of-pocket merger costs as of March 31, 2000 and anticipates that it will pay only minimal additional merger costs during the remainder of the year 2000.

         Payment of dividends by HealthAxis to HAI is subject to restrictions set forth in the Certificate of Designation related to HealthAxis Series A, B, C and D Convertible Preferred Stock. Dividends are also restricted by various provisions contained in agreements between HAI and Reassurance Company of Hannover. HAI and HealthAxis do not anticipate paying cash dividends on common stock or on any class of HealthAxis preferred stock in the foreseeable future.

Impact of Inflation

         Higher interest rates, which have traditionally accompanied inflation, affect the Company's short-term investment revenue.

         Inflation has significantly increased the cost of health care. The adequacy of premium rates in relation to the level of health claims is constantly monitored and, where appropriate, premium rates on such policies, are typically increased by carrier partners as policy benefits increase. Failure to make such increases commensurate with health care cost increases may result in losses to HealthAxis' carrier partners. Implementation by HealthAxis' carrier partners of changes in premium rates may affect HealthAxis commission revenue.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

                  Not applicable

Item 2.           Change in securities.

                  Not applicable

Item 3.           Defaults Upon Senior Securities.

                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable

Item 5.           Other Information.

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits:

                           (10) Severance Agreement between the Company and Anthony R. Verdi

                           (11)     Computation of Earnings Per Share

                           (27)     Financial Data Schedule


                  (b)      Reports on Form 8-K:
                           The Company filed the following current reports:

                           (1) Current report on Form 8-K reporting the consummation of the merger of Insurdata Incorporated with and into HealthAxis which was filed on January 21, 2000, and amendment on Form 8-K/A, filed on February 17, 2000.

                           (2) Current report on Form 8-K reporting the execution of the reorganization and merger agreement between HAI, HealthAxis and a wholly owned subsidary of HAI and the amendment to HAI's amended and restated Articles of Incorporation changing the name of the company from Provident American Corporation to HealthAxis Inc., which was filed on February 1, 2000.

                           (3) Current report on Form 8-K containing the audited financial statements of Insurdata Incorporated which we filed on March 31, 2000, and the amendment on Form 8-K/A, filed on April 20, 2000.

                                    Signature


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                              HealthAxis Inc.



                              By: /s/ Michael Ashker
                              ---------------------------------------------
                              Michael Ashker, President and Chief Executive Officer



                              By:   /s/ Anthony R. Verdi
                              ---------------------------------------------
                              Anthony R. Verdi, Chief Financial Officer,
                              Principal Accounting Officer and Treasurer






Date:  May 15, 2000