Form 10-Q
period 2000-06-30
HEALTHAXIS INC
filed 2000-08-15
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended................................. June 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the transition period from..................... to.....................

     Commission file number....................................... 0-13591


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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes __X__ No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,097,618 shares of common stock, par value $.10, outstanding as of August 11, 2000.

                                 HealthAxis Inc.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I  Financial Information

Item 1.  Condensed Financial Statements
         Consolidated Balance Sheets...........................................3
         Consolidated Statements of Operations.................................4
         Consolidated Statement of Changes in Stockholders' Equity.............5
         Consolidated Statement of Cash Flows................................6-7
         Notes to Condensed Consolidated Financial Statements...............8-15

Item 2.  Management's Discussion and Analysis of Results
         Of Operations and Financial Condition.............................16-21

PART II  Other Information

         Items 1-5............................................................22
         Reports on Form 8-K .................................................22

Signatures....................................................................23

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

                        HealthAxis Inc. and Subsidiaries
                           Consolidated Balance Sheets
             (Dollars in thousands except share and per share data)


                                                                                                    June 30,        December 31,
                                                                                                      2000              1999
                                                                                                  -----------       ------------
                                                                                                  (Unaudited)
Assets
Cash and cash equivalents                                                                            $ 31,530         $ 58,069
Accounts receivable, net of allowance for doubtful accounts of $103                                     7,887                -
Prepaid expenses                                                                                          619
Other current assets                                                                                      297              549
                                                                                                     --------         --------
         Total current assets                                                                          40,333           58,618

Property, equipment and software, less accumulated depreciation and
    amortization of $17,041 and $2,259, respectively                                                   13,085              357
Capitalized software and contract start-up costs, less accumulated amortization of $1,091               3,876                -
Goodwill, less accumulated amortization of $765                                                             -            7,114
Customer base,  less accumulated amortization of $2,151                                                15,054                -
Long-term receivables from employees                                                                      629                -
Acquisition costs                                                                                           -              750
Prepaid alliance agreements, net of accumulated amortization of $436                                        -
Assets held for sale                                                                                        -           12,458
Other assets                                                                                              712              305
                                                                                                     --------         --------
         Total assets                                                                                $ 73,689         $ 79,602
                                                                                                     ========         ========

Liabilities and Stockholders' Equity (Deficiency)
Accounts payable                                                                                       $  619          $ 1,823
Accrued liabilities                                                                                     8,609            4,746
Deferred revenues                                                                                         639                -
Obligations under capital lease                                                                           413              410
                                                                                                     --------         --------
         Total current liabilities                                                                     10,280            6,979

Convertible debentures                                                                                 26,045           25,019
Federal income taxes                                                                                      585              585
Ceding commission liability                                                                             5,900            5,600
Post retirement and employment liabilities                                                              1,053            1,030
Obligations under capital lease                                                                           135              117
Other liabilities                                                                                          19                -
                                                                                                     --------         --------
         Total liabilities                                                                             44,017           39,330

Commitments and Contingencies Minority interest in HealthAxis:
    Common stock                                                                                       31,876           12,603
    Preferred stock                                                                                    15,049           15,049

Stockholders' Equity (Deficiency):
Preferred stock, par value $1:  authorized 20,000,000 shares:
    Series A cumulative convertible, none issued and outstanding                                            -                -
    Series B cumulative convertible, none issued and outstanding                                            -                -
Common stock, par value $.10:  authorized 50,000,000,
    issued and outstanding 13,097,618 and 13,027,668                                                    1,310            1,303
Common stock, Class A, par value $.10:  authorized 20,000,000,                                              -                -
    none issued and outstanding
Additional paid-in capital                                                                            324,963           81,798
Accumulated deficit                                                                                  (335,998)         (70,481)
Unearned compensation                                                                                  (7,528)               -
                                                                                                     --------         --------
         Total stockholders' equity (deficiency)                                                      (17,253)          12,620
                                                                                                     --------         --------
         Total liabilities and stockholders' equity (deficiency)                                     $ 73,689         $ 79,602
                                                                                                     ========         ========

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                      Consolidated Statement of Operations

       (Dollars in thousands, except share and per share data) (Unaudited)

                                                           Three months ended June 30,           Six months Ended June 30,
                                                             2000               1999               2000             1999
                                                             ----               ----               ----             ----

Revenue                                                   $  10,362          $      -           $  21,738        $       -


Expenses:
     Cost of revenues                                         6,508                 -              14,247                -
     Operating                                                5,297                69               8,815              104
     Sales and marketing                                        424                86                 716              167
     General and administrative                               2,759             2,246               6,246            3,426
     Amortization of assets related to acquisition           38,223                 -              76,864                -
                                                          ---------          --------           ---------        ---------
             Total Expenses                                  53,211             2,401             106,888            3,697
                                                          ---------          --------           ---------        ---------

     Operating Loss                                         (42,849)           (2,401)            (85,150)          (3,697)

     Interest and other income, net                             408               (84)               (177)            (421)
                                                          ---------          --------           ---------        ---------

     Loss before minority interest                          (42,441)           (2,485)            (85,327)          (4,118)

Minority interest in loss of subsidiary                      26,262               283             51,943               314
                                                          ---------          --------           ---------        ---------

Loss from continuing operations                             (16,179)           (2,202)            (33,384)          (3,804)

Loss from discontinued operations                            (2,616)           (8,302)             (6,341)          (9,567)
Loss on sale of discontinued operations                    (225,792)                -            (225,792)               -
                                                          ---------          --------           ---------        ---------
      Net loss                                             (244,587)          (10,504)           (265,517)         (13,371)
                                                          ---------          --------           ---------        ---------

Dividends on preferred stock                                      -                35                   -               69
                                                          ---------          --------           ---------        ---------

Net loss applicable common stockholders                   $(244,587)         $(10,539)          $(265,517)       $ (13,440)
                                                          =========          ========           =========        =========

Loss per share of common stock (basic and
diluted)
   Continuing operations                                  $   (1.24)         $   (.19)          $   (2.55)       $    (.33)
   Discontinued operations                                   (17.43)             (.69)             (17.76)            (.81)
                                                          ---------          --------           ---------        ---------
   Net loss                                               $  (18.67)         $   (.88)          $  (20.31)       $   (1.14)
                                                          =========          ========           =========        =========


Weighted average common shares and equivalents
Used in computing (loss) per share
     Basic and diluted                                   13,098,000        12,039,000          13,072,000       11,797,000


                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  (Dollars and shares in thousands) (Unaudited)



                                                         Preferred Stock                  Common Stock
                                                     Shares           Amount          Shares        Amount
                                                     ------           ------          ------        ------
BALANCE, DECEMBER 31, 1999                               -            $    -          13,027        $1,303
Valuation of Insurdata options
Net loss
Amortization/forfeiture of unearned
  compensation
Stock options exercised                                                                   71             7
Issuance of stock in connection with the acquisition
  of Insurdata
Stock options issued in lieu of compensation
                                                   -------            -------         ------       -------
BALANCE, June 30, 2000                                   -            $     -         13,098       $ 1,310
                                                   =======            =======         ======       =======


                                                      Additional
                                                       Paid-In      Accumulated     Unearned
                                                       Capital        Deficit     Compensation      Total
                                                       -------        -------     ------------      -----
BALANCE, DECEMBER 31, 1999                           $  81,798      $ (70,481)     $      -     $  12,620
Valuation of Insurdata options                                                      (10,691)      (10,691)
Net loss                                                             (265,517)                   (265,517)
Amortization/forfeiture of unearned                                                   3,163         3,163
  compensation
Stock options exercised                                    334                                        341
Increase in net assets in HealthAxis.com, Inc.         242,626                                    242,626
Stock options issued in lieu of compensation               205                                        205
                                                     ---------      ---------      --------     ---------
BALANCE, June 30, 2000                               $ 324,963      $(335,998)     $( 7,528)    $ (17,253)
                                                     =========    ===========      ========     =========









                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                       (Dollars in thousands) (Unaudited)



                                                                                        Six Months Ended
          Cash flows from operating activities                                      June 30,            June 30,
                                                                                      2000                1999
                                                                              ------------------ ------------------
              Net loss                                                             $ (265,517)         $ (13,371)
              Adjustments to reconcile net loss to net cash used in
          operating activities:
                 Loss on sale of discontinued operations                              225,792                  -
                 Depreciation and amortization                                         79,332              5,708
                 Net realized gain on sale of subsidiaries                                  -             (1,500)
                 Bad debt reserve                                                           6                  -
                 Minority interest in loss of subsidiary:
                      Share of loss from continuing operations                        (51,943)              (314)
                      Share of loss from discontinued operations                      (11,199)            (1,410)
                 Stock option compensation                                              2,766                  -
                 Loss on disposition of assets                                             80                  -
                 Interest on convertible debt                                           1,026                  -
                 Change in:
                   Accounts receivable                                                 (1,059)                 -
                   Premium due and uncollected, unearned premium and
                       premium received in advance                                          -               (144)
                   Prepaid expense                                                        137             (2,610)
                   Due to/from reinsurers                                                   -            (14,659)
                   Due from third party administrator                                       -              6,849
                   Deferred policy acquisition costs, net                                   -                (99)
                   Accrued investment income                                                -                 76
                   Other assets, current and deferred income taxes                        142                 81
                   Accounts payable and accrued liabilities                            (3,649)                 -
                   Accrued commissions and expenses                                         -               (322)
                   Deferred revenues                                                      242                  -
                   Ceding commission and interest                                         300                300
                   Future policy benefits and claims                                       23            (15,059)
                   Other liabilities                                                     (349)             _   -
                                                                                   ----------          ---------
              Net cash used in operating activities                                   (23,870)           (36,474)
                                                                                   ----------          ---------

          Cash flows from investing activities
                 Sales of bonds                                                             -              5,979
                 Cash in acquired company                                               2,126                  -
                 Investment in capitalized software and contract start-up              (1,320)                 -
                 Other                                                                      2                  -
                 Payment of acquisition costs                                            (690)                 -
                 Maturities of investments and loans                                        -                 21
                 Loans to officer, director and shareholder                                 -                686
                 Purchases of property, equipment and software                         (3,034)            (1,147)
                                                                                   ----------          ---------
              Net cash provided by (used in) investing activities                      (2,916)             5,539
                                                                                   ----------          ---------


                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries

                       (Dollars in thousands) (Unaudited)



                                                                                        Six Months Ended
                                                                                    June 30,            June 30,
                                                                                      2000                1999
                                                                              ------------------ ------------------
          Cash flows from financing activities
                 Withdrawals from contract holder deposit funds                           -                 (250)
                 Payments on capital leases                                            (277)                   -
                 Repayment of loans payable                                               -               (1,465)

                 Net proceeds from sales of HealthAxis common stock                       -                6,281
                 Net proceeds from the sales of HealthAxis preferred stock                -                8,123
                 Exercise of stock options                                              341                4,665
                 Exercise of HealthAxis options                                         183                    -
                 Dividends paid on preferred stock                                        -                  (70)
                                                                                   --------             --------
              Net cash (used in) provided by financing activities                       247               17,284
                                                                                   --------             --------
              (Decrease) in cash and cash equivalents                               (26,539)             (13,651)
              Cash and cash equivalents, beginning of period                         58,069               26,185
                                                                                   --------             --------
              Cash and cash equivalents, end of period                             $ 31,530             $ 12,534
                                                                                   ========             ========

          Supplemental disclosure of cash flow information:
              Interest paid                                                        $    532             $    453
          Non-cash financing activities
              Issuance of warrants                                                 $      0             $    867
              Exercise of options and warrants                                     $      0             $  1,513
              Repayment of loans payable                                           $      0             $ (2,400)
          Non-cash investing activities
              Sale of subsidiary                                                   $      0             $  1,500



                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands



Note A - Description of business and basis of presentation

Unaudited Financial Information

The unaudited condensed consolidated financial statements have been prepared by HealthAxis Inc. (formerly Provident American Corporation) and subsidiaries (the "Company" or "HAI"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

General

HealthAxis.com, Inc. ("HealthAxis") was formed as a Pennsylvania corporation on March 26, 1998. On January 7, 2000, HealthAxis completed a merger with Insurdata Incorporated ("Insurdata") as described in Note B (the "Insurdata Merger"). As a result of the merger, Insurdata became HealthAxis' application solutions group and HealthAxis' former business became the eDistribution group. On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website, to Digital Insurance, Inc. ("Digital"), (see Note C). In connection with this transaction, HealthAxis and Digital entered into additional agreements also described in Note C.

The Company's eDistribution group provided healthcare payers with a fully functional, Internet platform for the distribution of health insurance products to the individual, small group and large group markets both on a direct basis and through existing intermediaries such as agents and benefits consulting firms. After the close of the pending sale of certain assets to Digital, the eDistribution group will no longer exist. The Company's application solutions group provides proprietary Web-enabled enrollment, administration and claims processing applications to healthcare payers, including insurance companies, third-party administrators and large self-funded groups.

As of December 31, 1999 and June 30, 2000, HAI owned 66.9% (15,801,644 shares owned out of 23,618,505 shares outstanding) and 34.7%, (15,801,644 shares owned out of 45,508,640 shares outstanding), respectively, of HealthAxis' common and preferred stock. As of June 30, 2000, HAI owned 36.2% (15,355,728 shares owned out of 42,477,449 shares outstanding) of HealthAxis' common stock. Due to various voting trust agreements, HAI and its affiliates had, as of June 30, 2000, voting power for an additional 25.3% of HealthAxis' common and preferred stock. As a result of HAI and its affiliates having voting power with respect to a total of 60.0% of HealthAxis' common and preferred stock as of June 30, 2000, HAI consolidates HealthAxis for financial reporting purposes. Due to amendments made to a voting trust, HAI and its affiliates have voting power with respect to a total of 54.2% of HealthAxis' common and preferred stock as of July 31, 2000.

On November 30, 1999, the Company sold its remaining insurance operations, which were conducted through Provident Indemnity Life Insurance Company ("PILIC"). In addition, on June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets to Digital (see Note C). As a result, the financial statements have been restated to reflect the results of operations of PILIC and the eDistribution group as those of discontinued business segments.

On January 26, 2000, HAI and HealthAxis entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which HAI plans to acquire all of the outstanding shares of HealthAxis it does not currently own through the merger of HealthAxis with a wholly owned subsidiary of HAI. This transaction is referred to as the HAI merger. In connection with this merger, on February 11, 2000, HAI filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to seek shareholder approval of the HAI merger and register the HAI common stock to be issued to the HealthAxis shareholders. The Form S-4 regarding this transaction is currently pending at the Securities and Exchange Commission. This transaction is expected to close in the fourth quarter of 2000 or the first quarter of 2001.

On January 27, 2000, the Company filed an amendment to its Amended and Restated Articles of Incorporation changing its name from Provident American Corporation to HealthAxis Inc. Effective February 1, 2000, the Company changed its symbol under which its common stock trades on the NASDAQ National Market to "HAXS".

Note B - Merger with Insurdata Incorporated

On January 7, 2000, HealthAxis completed a merger with Insurdata, a health care technology company and a majority owned subsidiary of UICI (the "Insurdata Merger"). The transaction was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. HealthAxis, by virtue of its holding a majority of the voting power, was determined to be the accounting acquirer. As a result, the net assets of Insurdata have been recorded at their fair value with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill.

In connection with the Insurdata Merger, each outstanding share of Insurdata common stock was converted into the right to receive 1.33 shares of HealthAxis common stock. The Company issued 21,807,567 shares of HealthAxis common stock to Insurdata shareholders. In connection with the Insurdata Merger, HealthAxis also issued 426,930 options to purchase HealthAxis common stock to existing Insurdata optionholders. The fair value of the consideration given by HealthAxis for the acquisition of Insurdata under the purchase method of accounting totaled $723,927. This purchase price consideration consisted of: (1) the fair value of the HealthAxis common shares issued to Insurdata shareholders totaling $654,799 ($30.03 per share), (2) the fair value of HealthAxis options granted to Insurdata optionholders under Insurdata stock option plans totaling $11,901 (average fair value of $27.87 per option), (3) the difference between the fair value of shares issued in the December 7, 1999 private placement and the $15 issue price totaling $55,788, and (4) merger costs totaling $1,439. The fair value per share of HealthAxis common stock was determined based upon the quoted NASDAQ market price of HAI common stock on the measurement date of December 7, 1999. The fair value of the HealthAxis options granted to Insurdata optionholders was determined using the Black Scholes option pricing model.

The fair value of the Insurdata assets acquired and liabilities assumed through the Insurdata Merger were:

         Cash and cash equivalents                          $    2,126
         Accounts receivable, net                                5,834
         Fixed assets                                            6,278
         Developed software                                      2,862
         Unearned compensation                                  10,691
         Customer base                                          17,205
         Goodwill                                              682,184
         Other assets                                            1,768
         Other liabilities                                      (5,021)
                                                             ---------
                                                             $ 723,927
                                                             =========

In connection with the Insurdata Merger, the Company recorded an increase in minority interest in HealthAxis common stock totaling $479,775, and an increase to additional paid-in capital of $242,713. The increase in additional paid-in capital represents dilution to minority shareholders resulting from the Insurdata Merger.

Developed software, customer base, and goodwill are being amortized over their estimated useful lives of 3, 4 and 5 years, respectively. The amount allocated to unearned compensation is based upon the intrinsic value of the unvested HealthAxis options issued to Insurdata optionholders discussed above and is being amortized over the remaining vesting term of the options. The Company has recorded the unearned compensation as a reduction of stockholders' equity.

Unaudited pro forma financial information for the three and six months ended June 30, 1999, as though the Insurdata Merger had occurred on January 1, 1999, is as follows:

                                                                                     Three Months          Six Months
                                                                                        Ended                 Ended
                                                                                    ------------------ -----------------
                                                                                                June 30, 1999
                                                                                    ------------------------------------
         Revenues                                                                   $    10,504           $    20,500
         Net Loss                                                                   $   (16,814)          $   (30,856)
         Net loss per common share                                                  $     (1.40)          $     (2.62)
         Weighted average common shares outstanding (basic and diluted)              12,039,000            11,797,000

Note C - Discontinued Operations

On November 30, 1999, the Company sold PILIC, a wholly owned subsidiary, to AHC Acquisition, Inc., a corporation owned by Mr. Alvin H. Clemens, HAI's chairman of the board of directors. PILIC represented the last of the Company's remaining insurance operations. The operating results of PILIC have been reported as discontinued operations for all periods presented.

On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital. Included in the sale was the eDistribution group's current and next generation of the retail website user interface (the presentation layer of the website that includes the graphical templates that create the look and feel of the website), all existing in-force insurance policies, certain physical assets, and agreements, including, but not limited to portal marketing agreements and agreements related to the affiliate partner program. The consideration received by the Company in return for these assets consists of: $1 million in cash at closing; 11% of the outstanding shares of Digital, on a fully-diluted basis, at closing; and a portion of Digital's net commission revenues received by Digital through the acquired website user interface or an affinity partner. Under the Asset Purchase Agreement, either party has the right to terminate the transaction if these conditions and other conditions in the Asset Purchase Agreement are not satisfied by September 15, 2000. The Company currently anticipates that the transaction will be completed in the third or fourth quarter of 2000. No assurances can be given as to whether or not the transactions will be completed or, if completed, the timing thereof, the receipt of required contractual approvals, or the completion of the necessary conditions. The Company has recorded this transaction in accordance with the rules for the accounting for discontinued operations. The operating results of HealthAxis' eDistribution group are reported as discontinued operations for all periods presented.

In connection with this transaction, HealthAxis and Digital entered into a Software Licensing and Consulting Agreement that provides HealthAxis with: a perpetual nonexclusive license to use and sublicense, subject to certain restrictions, the user interface sold to Digital Insurance; licensing fees over the next 30 months of $3.0 million for software owned by HealthAxis that will be used by Digital in conjunction with the user interface it purchased; and service fees over the next 12 months of a minimum of $3.0 million for services relating to customizing, maintaining and upgrading the user interface and other software.

An estimated loss on the sale of discontinued operations in the amount of $225,792 has been recorded as of the date of the sale agreement. Included in the loss is $2,250 representing management's estimate of the amount of expected future losses from the eDistribution group during the phase-out period from July 1, 2000 to December 31, 2000.

Also included in the estimated loss is a write down of net goodwill attributable to the eDistribution group totaling $619,767. Management determined that the goodwill was impaired based upon an analysis of future net cash flows in accordance with Statement of Financial Accounting Standards No. 121. Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The loss on impairment is included in the loss on the sale of discontinued operations as it directly relates to the change in the Company's business focus away from the eDistribution group and towards the application solutions group.

A summary of the major components of the estimated loss on the sale of the assets to Digital on June 30, 2000 is as follows:

         Value of Digital shares received                          $        297
         Goodwill attributable to the eDistribution group              (619,767)
         Cash to be received at closing                                   1,000
         Provision for eDistribution group's future losses               (2,250)
         Book value of other eDistribution group assets                  (3,877)
         Minority interest share of loss                                398,805
                                                                      ---------

         Estimated loss on sale of discontinued operations            $(225,792)
                                                                      ==========

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

Following is a summary of the results of the Company's discontinued operations including both the discontinued insurance operations and eDistribution group operations for the three months and the six months ended June 30, 2000 and 1999:

                                                                               Three Months Ended
                                                  ---------------------------------------------------------------------------
                                                              June 30, 2000                          June 30, 1999
                                                   ------------------------------------   ------------------------------------
                                                   eDistribution Insurance                 eDistribution Insurance
                                                      Group     Operations    Total           Group     Operations   Total
                                                   ------------------------------------   ------------------------------------

 Revenue:
      Insurance operations revenue                      $    -      $   -      $    -           $    -    $ 3,057    $ 3,057
      Interactive commission and fee revenue               375          -         375               35          -         35
                                                      --------     ------     -------          -------    -------    -------
      Total Revenue                                        375          -         375               35      3,057      3,092

 Expenses:
      Insurance operations expenses                                     -           -                -      6,183      6,183
      Operating and development                          2,826          -       2,826            1,666          -      1,666
      Sales and marketing                                4,289          -       4,289            4,605          -      4,605
      General and administrative                            18          -          18               12          -         12
      Amortization of assets related to acquisition        479          -         479                -          -          -
                                                      --------     ------     -------          -------    -------    -------

      Total expenses                                     7,612          -       7,612            6,283      6,183     12,466
                                                      --------     ------     -------          -------    -------    -------

      Operating loss                                    (7,237)        -       (7,237)          (6,248)    (3,126)    (9,374)

      Interest and other income,net
                                                             -          -           -                -          -          -
                                                      --------     ------     -------          -------    -------    -------
      Loss before income taxes and minority interest    (7,237)         -      (7,237)          (6,248)    (3,126)    (9,374)

      Provision for income taxes                             -          -           -                -         (3)        (3)
                                                      --------     ------     -------          -------    -------    -------

      Loss before minority interest                     (7,237)         -      (7,237)          (6,248)    (3,129)    (9,377)

      Minority interest in loss of subsidiary            4,621          -       4,621            1,075          -      1,075
                                                      --------     ------     -------          -------    -------    -------

      Loss from discontinued operations               $ (2,616)    $    -     $(2,616)         $(5,173)   $(3,129)   $(8,302)
                                                      ========     ======     =======          =======    =======    =======

                                                                              Six Months Ended
                                                ----------------------------------------------------------------------------
                                                            June 30, 2000                            June 30, 1999
                                                ---------------------------------------   ----------------------------------
                                                  eDistribution Insurance                 eDistribution Insurance
                                                      Group     Operations    Total           Group     Operations   Total
                                                ---------------------------------------   ----------------------------------

 Revenue:
      Insurance operations revenue                      $    -    $            $    -           $    -     $7,461     $7,461
                                                                        -
      Interactive commission and fee revenue               672          -         672               41          -         41
                                                      --------     ------     -------          -------    -------    -------

      Total Revenue                                        672          -         672               41      7,461      7,502

 Expenses:
      Insurance operations expenses                          -          -           -                -     10,251     10,251
      Operating and development                          5,741          -       5,741            1,926          -      1,926
      Sales and marketing                               11,496          -      11,496            6,268          -      6,268
      General and administrative                            18          -          18               15          -         15
      Amortization of assets related to acquisition        956          -         956                -          -          -
                                                      --------     ------     -------          -------    -------    -------

      Total expenses                                    18,211          -      18,211            8,209     10,251     18,460
                                                      --------     ------     -------          -------    -------    -------

      Operating loss                                   (17,539)         -     (17,539)          (8,168)    (2,790)   (10,958)

      Interest and other income,net                         (1)         -          (1)               -          -          -
                                                      --------     ------     -------          -------    -------    -------

      Loss before income taxes and minority interest   (17,540)         -     (17,540)          (8,168)    (2,790)   (10,958)

      Provision for income taxes                             -          -           -                -        (19)       (19)
                                                      --------     ------     -------          -------    -------    -------

      Loss before minority interest                    (17,540)         -     (17,540)          (8,168)    (2,809)   (10,977)

      Minority interest in loss of subsidiary           11,199          -      11,199            1,410          -      1,410
                                                      --------     ------     -------          -------    -------    -------

      Loss from discontinued operations               $ (6,341)     $   -      (6,341)       $  (6,758)  $ (2,809)   $(9,567)
                                                      ========     ======     =======          =======    =======    =======

                                       12

Note  D - Revenue Recognition

The Company's revenues consist primarily of transaction fees, professional services fees, and data capture fees.

Transaction revenues are earned on a fee-per-unit basis. Depending on the product or service provided, the fee may be a charge per covered life or member, per transaction processed, per document or electronic transmission, or per unit serviced (such as per PC for LAN support). Transaction revenue is derived from the Company's workflow and business applications, data capture outsourcing services and technology management services. Transaction revenue is recorded in the month the services are rendered.

Professional service revenue consists of time and materials projects and fixed price projects. Time and materials projects are billed on a fee per hour or per day, or based upon a multiple of monthly salary, dependent upon the nature of the project. Such revenue is recorded as the services are performed. Professional services revenue on fixed price projects is recognized using the percentage-of-completion method in proportion to the hours expended compared to the total hours projected for the project. Changes in estimates of percentage-of-completion are recognized in the period in which they are determined. Provisions for estimated losses, if any, are made in the period in which the loss first becomes apparent. Professional service revenue is derived from the Company's system integration, consulting and programming services, as well as customization and implementation performed in conjunction with workflow and business application software.

Data Capture revenues are earned on a fee per unit basis, typically per claim or per document. These fees are recorded in the month the services are rendered.

Note E - Related Party Transactions

HealthAxis conducts a significant amount of business with a major shareholder, UICI. HealthAxis currently provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements ranging from one to five years, with annual renewable options thereafter. These services include the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. UICI and its subsidiaries and affiliates constitute, in the aggregate, HealthAxis' largest customer. For the three months and the six months ended June 30, 2000, UICI and its subsidiaries and affiliates accounted for an aggregate of $6,935 (67%) and $14,276 (66%), respectively, of HealthAxis' total revenues. As of June 30, 2000, the Company had trade receivables from UICI and its subsidiaries and affiliates of $3,285 (42%).

Note F - Capitalized Software and Contract Start-up Costs

Developed Software

The Company incurs development costs that relate primarily to the development of new products and major enhancements to existing services and products. The Company expenses or capitalizes, as appropriate, these development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. All development costs related to software development projects incurred prior to the time a project has reached technological feasibility are expensed. Software development costs incurred subsequent to reaching technological feasibility are capitalized. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. The Company capitalized $1,292 in software development costs during the six months ended June 30, 2000. All software development costs capitalized are amortized using an amount determined as the greater of (i) the gross revenue method or (ii) the straight-line method over the remaining economic life of the product (generally three to five years). The Company recorded amortization expense relating to capitalized software development costs of $258 and $503 during the three months and six months ended June 30, 2000, respectively, which is included in merger related costs (see Note G).

Contract Start-up Costs

The Company capitalizes costs directly attributable to contract start-up activities in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Costs capitalized include direct labor and fringe benefits. Such costs are amortized over the life of the respective contract. All other start-up costs not directly related to contracts are expensed in accordance with SOP 98-5, Reporting on the Costs of Start-up Activities. Contract start-up costs capitalized during the six months ended June 30, 2000 totaled $28. The Company recorded amortization expense relating to contract start-up costs of $86 and $174 during the three months and the six months ended June 30, 2000, respectively.

Note G - Amortization of assets related to acquisition

The Company records expenses stemming from the Insurdata Merger and the HAI merger related costs. Such costs include the amortization of acquired intangibles and unearned compensation, plus other administrative costs and expenses associated with both mergers. Merger related costs is comprised of the following for the three months and the six months ended June 30, 2000:

                                                                    Three Months            Six Months
                                                                       Ended                  Ended
                                                                    ------------        --------------
                                                                               June 30, 2000
                                                                    ----------------------------------
         Amortization of goodwill                                     $ 34,766               $69,532
         Amortization of customer base                                   1,075                 2,151
         Amortization of developed software                                258                   503
         Amortization of unearned compensation                             981                 1,777
         Stock based compensation                                        1,143                 2,561
         Other merger costs                                                  -                   340
                                                                      --------               -------
                                                                      $ 38,223               $76,864
                                                                      ========               =======


Note H - HealthAxis.com, Inc. Stock Options

During the first quarter of 2000, the board of directors of HealthAxis granted 1,178,200 options under its 1998 Stock Option Plan (the "1998 Plan"). All such options were granted with an exercise price of $15.00 per share, which represented the fair value of the HealthAxis common stock as determined by the Board of Directors based upon privately negotiated equity transactions. Since this grant price was below the public fair market value of HAI's common stock on the dates of the grants, the Company has recorded compensation expense of $2,331 for the six months ended June 30, 2000 which is included in merger related costs. This expense is based upon the intrinsic value method under Accounting Principles Board opinion No. 25 Accounting for Stock Issued to Employees.

On May 24, 2000, the board of directors of HealthAxis granted 227,425 options under the 1998 Plan. These options were granted with an exercise price of $3.31 which equaled the quoted market share price of HAI on the date of grant. No stock based compensation has been recorded related to this grant as the exercise price of the options equaled the deemed fair value of HealthAxis' common stock on the date of grant.

On May 24, 2000, the board of directors of HealthAxis repriced 1,773,050 existing options. The options affected had original exercise prices ranging from $12.00 to $15.00 per share. The exercise price of these options was adjusted to $3.31 based upon the quoted market share price of HAI's common stock as reported on the NASDAQ National Market on the date of the repricing. In accordance with FASB Interpretation 44, Accounting for Certain Transactions involving Stock Compensation, the Company now accounts for these options as a variable award. Compensation expense totaling $230 has been recognized in the second quarter of 2000 related to this repricing.

Note I - Subsequent Events

         The UICI Voting Trust agreement, dated February 11, 2000, was amended, effective July 31, 2000, to among other things, extend the termination date of the trust if the reorganization is not consummated to March 31, 2001, and revise the procedure by which a successor trustee is elected.
                                       14

         The Company is in the process of finalizing an agreement with certain of its former agents which would, among other things, reduce the exercise price of the options to purchase 318,042 shares of the Company's common stock from original exercise prices ranging from $4.75 to $14.63 per share to $4.25 per share and reduce the payments required to be made pursuant to a registration rights agreement with such individuals in the event the Company does not register the shares issuable upon the exercise of the options within certain specified time frames. No assurance can be given as to whether or when this transaction will be completed or if completed, whether the final terms will be consistent with what is set forth above.

         The Company was notified by NASDAQ that it does not meet the NASDAQ maintenance criteria for continued listing due to the decline in its stock price and its Common Stock will be delisted on November 9, 2000 if it does not achieve compliance by November 7, 2000. Under applicable NASDAQ rules, the Company may appeal the delisting by filing a request for appeal which will stay the delisting of the Common Stock pending the appeal panel's decision. The Company currently intends to appeal the delisting decision in light of the pending HAI merge. The Company believes that it will be in compliance with these requirements upon completion of the HAI merger.

         The parties of the HAI merger have entered into an amendment to the Agreement and Plan of Reorganization, dated January 26, 2000, as amended, to extend the date by which and either party may terminate the agreement if the transactions contemplated thereby are not consummated, from July 31, 2000 to March 31, 2001 and to revise the exchange ratio which is presently contemplated to be between 1.30 and 1.37 with the final exchange ratio determination subject to, among other things, the final valuation of certain assets and liabilities and receipt of a revised fairness opinion from the Company's investment banker. Additionally, the HealthAxis Board maintains the right to terminate the HAI merger if certain outstanding matters remain unresolved on September 15, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         HealthAxis Inc. (the "Company" or"HAI"), formerly Provident American Corporation, is a Pennsylvania corporation organized in 1982. Until November 30, 1999, HAI was regulated as an insurance holding company by the states in which its former wholly owned insurance subsidiary, Provident Indemnity Life Insurance Company ("PILIC"), was licensed. Currently, the operations of HAI and its subsidiaries are those of its subsidiary, HealthAxis.com, Inc. ("HealthAxis"), which was formed on March 26, 1998.

         On November 30, 1999, HAI completed the sale of PILIC to AHC Acquisition, Inc., a company solely owned by Alvin H. Clemens, the Chairman of HealthAxis and HAI, (the "Discontinued Insurance Operations").

         On December 7, 1999, HealthAxis and Insurdata Incorporated ("Insurdata"), a healthcare technology company and a majority owned subsidiary of UICI, signed a definitive agreement to merge the two companies (the "Insurdata merger"). As of December 31, 1999 and June 30, 2000, HAI owned 66.9% (15,801,644 shares owned out of 23,618,505 shares outstanding) and 34.7% (15,801,644 shares owned out of 45,508,640 shares outstanding), respectively, of HealthAxis' common and preferred stock. Due to various voting trust agreements, HAI and its affiliates had, at June 30, 2000, voting power for an additional 25.3% of HealthAxis' common and preferred stock. As of June 30, 2000, HAI owned 36.2% (15,35,728 shares owned out of 42,477,449 shares outstanding) of HealthAxis' common stock. As a result of HAI and its affiliates having voting power with respect to 60.0% of HealthAxis' common and preferred stock as of June 30, 2000, HAI consolidated HealthAxis. As a result of the Insurdata merger, Insurdata became HealthAxis' application solutions group and HealthAxis' former business became the eDistribution group. The companies completed the Insurdata merger on January 7, 2000. The primary cause of the changes in the results of operations discussed below was the addition of the application solutions group's operations (the merged divisions of Insurdata) to HealthAxis.

         On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website, to Digital Insurance ("Digital"). It is currently anticipated that this transaction will be completed in the third or fourth quarter of 2000. HealthAxis anticipates that, by virtue of the license and service agreements between Digital and HealthAxis, revenues will increase and the Company's net loss will decrease as it relates to the loss from discontinued operations, which includes the eDistribution group's development and marketing costs.

         On January 26, 2000, HAI and HealthAxis entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which HAI plans to acquire all of the outstanding shares of HealthAxis it does not currently own through the merger of HealthAxis with a wholly owned subsidiary of HAI. This transaction is referred to as the HAI merger. In connection with this merger, on February 11, 2000, HAI filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to seek shareholder approval of the HAI merger and register the HAI common stock to be issued to the HealthAxis shareholders. The Form S-4 regarding this transaction is currently pending at the Securities and Exchange Commission. This transaction is expected to close in the fourth quarter of 2000 or the first quarter of 2001.

         The Company and HealthAxis have entered into an amendment to the Agreement and Plan of Reorganization, dated January 26, 2000, as amended, to extend the date by which and either party may terminate the agreement if the transactions contemplated thereby are not consummated, from July 31, 2000 to March 31, 2001 and to revise the exchange ratio which is presently contemplated to be between 1.30 and 1.37 with the final exchange ratio determination subject to, among other things, the final valuation of certain assets and liabilities and receipt of a revised fairness opinion from the Company's investment banker. Additionally, the HealthAxis Board maintains the right to terminate the HAI merger if certain outstanding matters remain unresolved on September 15, 2000.

         The Company was notified by NASDAQ that it does not meet the NASDAQ maintenance criteria for continued listing due to the decline in its stock price and that its Common Stock will be delisted on November 9, 2000 if it does not achieve compliance by November 7, 2000. Under applicable NASDAQ rules, the Company may appeal the delisting by filing a request for appeal which will stay the delisting of the Common Stock pending the appeal panel's decision. The Company currently intends to appeal the delisting decision in light of the pending HAI merger. The Company believes that it will be in compliance with these requirements upon completion of the HAI merger.

Results of Operations

Six months ended June 30, 2000 compared to six months ended June 30, 1999.

         Net loss applicable to common stock. Net loss applicable to common stock was $265.5 million, or ($20.31) per basic and diluted share for six months ended June 30, 2000, compared to net loss of $13.4 million, or ($1.14) per basic and diluted share for six months ended June 30, 1999. The results of operations from the six months ended June 30, 2000 include a net loss from discontinued operations of $232.1 million as compared to a $9.6 million loss from discontinued operations for the six months ended June 30, 1999. The increased loss was primarily attributable to the intended sale of certain assets to Digital pursuant to an agreement dated June 30, 2000, which resulted in the elimination all of the goodwill that had been recorded with the Insurdata merger.

         Revenues. Revenue was $21.7 million for the six months ended June 30, 2000 as compared to no revenue for the six months ended June 30, 1999. Insurdata Incorporated revenues, excluding the non-merging subsidiaries, were $20.5 million on a pro forma basis for the six months ended June 30, 1999. Revenues for the six months ended June 30, 2000 increased 6% over the six months ended June 30, 1999. This increase was primarily attributable to increased revenues related to the Insur-Enroll product and additional revenues from existing clients. Although the proposed sale of the assets to Digital will reduce commission revenues, it is anticipated that revenues will increase, due in part to the technology services to be provided to Digital.

         Cost of revenues. Cost of revenues of $14.2 million for the six months ended June 30, 2000 was attributable to the expenses relating to HealthAxis' costs to generate revenues and primarily include salaries and benefits. These expenses are generally directly affected by the fluctuations in revenue.

         Operating expenses. Operating expenses were $8.8 million for the six months ended June 30, 2000 as compared to $0.1 million for the six months ended June 30, 1999 due to the operations of the merged divisions of Insurdata. Operating expenses primarily include technical salaries and benefits for employees who provide support and maintenance to clients and internal support.

         In March 2000, the Emerging Issues Taskforce issued Abstract No. 00-2, Accounting for Website Development Costs, ("EITF No. 00-2") which provides additional authoritative guidance on how to account for costs incurred in the planning, developing and operating of a website. Management has reviewed the impact of EITF No. 00-2 on its current policy and has determined that there will be no impact as a result of adopting this standard.

         Sales and marketing expenses. Sales and marketing expenses were $0.7 million for the six months ended June 30, 2000 as compared to $0.2 million for the six months ended June 30, 1999. This increase was due primarily to increased marketing efforts in 2000 as compared to 1999 related to increased graphics staff and additional initiatives by the application solutions group. Sales and marketing expense consist primarily of salaries and benefits to marketing personnel. To support the business strategy, sales and marketing expenses are expected to increase as the sales force is expanded.

         General and Administrative Expenses. General and administrative expenses were $6.2 million for the six months ended June 30, 2000 as compared to $3.4 million for the six months ended June 30, 1999. This increase was due primarily to the Insurdata merger. The proposed sale of assets to Digital did not materially affect general and administrative expenses. General and administrative expenses include executive management, accounting, legal and human resource personnel and expenditures for applicable overhead costs.

         Amortization of assets related to acquisition. Merger related costs of $76.9 million for the six months ended June 30, 2000 primarily consisted of the amortization of goodwill of $69.5 million related to the Insurdata Merger and also included costs incurred in the HAI merger.

         Net interest and other income, net. Net interest expense was $0.2 million for the six months ended June 30, 2000 as compared to a net expense of $0.4 million for the six months ended June 30, 1999. The decrease in expense was due primarily to HealthAxis' higher cash balances throughout the reporting period compared to the first six months of 1999. HealthAxis invests most of its cash in highly liquid short-term investments. For the six months ended June 30, 2000, HealthAxis' interest income of $1.1 million was offset by HAI's $1.3 million of interest expense on convertible debt.

         Net loss from discontinued operations. Net loss from discontinued operations of $232.1 million included a $225.8 million loss on the proposed sale of assets pursuant to the Digital Asset Purchase Ageement which was entered into with Digital on June 30, 2000 and $6.3 million loss related to discontinued operations as compared to $9.6 million loss related to discontinued operations for the six months ended June 30, 1999. The Company's discontinued operations were conducted through HealthAxis' former eDistribution group for the six months ended June 30, 1999 and 2000 and through the Discontinued Insurance Operations for the six months ended June 30, 1999. The eDistribution group and the Insurance Operations are being reported as discontinued operations for all periods presented.

         The Company has recorded a loss from discontinued operations of $225.8 million in connection with proposed sale of assets which was entered into with Digital on June 30, 2000. The loss on sale primarily includes the disposal of goodwill recorded in connection with the Insurdata merger of $619.8 million as partially offset by the minority interest in the HealthAxis loss of $398.8 million.

         Agreement and Plan of Reorganization between HAI and HealthAxis. On January 26, 2000, HAI, HealthAxis and a wholly owned subsidiary of HAI entered into the Agreement and Plan of Reorganization which provides for the merger of HealthAxis with and into the subsidiary of HAI which will result in former shareholders of HealthAxis becoming shareholders of HAI. This transaction is referred to as the HAI merger. The HAI subsidiary will continue as the surviving corporation of the HAI merger, will retain all of its separate corporate existence and will be known as HealthAxis.com Inc. The HAI merger will be accounted for by HAI as a purchase of minority interest in accordance with generally accepted accounting principles. As such, HAI common stock issued to HealthAxis stockholders will be accounted for at the fair value of HAI common stock and the net assets of HAI will be recorded at historical cost. As a result of the HAI merger, the preferred and common stock of HealthAxis will be converted to HAI common stock eliminating all minority interest in HealthAxis and the minority interest net loss of subsidiary line item on the statement of operations. In addition, HAI will convert outstanding HealthAxis options and warrants into options or warrants to purchase HAI common stock. HAI anticipates that HAI will issue a total of between 38,619,095 and 40,698,585 shares of HAI common stock to HealthAxis shareholders in the HAI merger. HAI also anticipates that HAI will issue up to between approximately 7,354,142 and 7,750,134 shares of HAI common stock upon the exercise of options and warrants to purchase HealthAxis common stock to be assumed by HAI. There can be no assurance, however, that the conditions to the HAI merger will be satisfied or that the HAI merger documents will not be terminated.

         Repricing of Options. On May 24, 2000, the HealthAxis Board of Directors approved the repricing of 1,773,050 options to purchase HealthAxis common stock, which had originally been granted at exercise prices of $12.00 and $15.00 per share. The repricing of these options to $3.31 per share, which was the closing market price of a share of HAI's common stock as of the date of the repricing as reported on the NASDAQ National Market, will be accounted for as variable options in accordance with Financing Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation issued in March 2000.

Three months ended June 30, 2000 compared to three months ended June 30, 1999.

         Net loss applicable to common stock. Net loss applicable to common stock was $244.6 million, or ($18.67) per basic and diluted share, for three months ended June 30, 2000 compared to net loss of $10.5 million, or ($0.88) per basic and diluted share, for three months ended June 30, 1999. The three months ended June 30, 2000 results include a net loss from discontinued operations of $228.4 million as compared to $8.3 million loss from discontinued operations for the three months ended June 30, 1999. The increased loss was primarily attributable to the proposed sale of assets to Digital pursuant to an agreement dated June 30, 2000, which resulted in the elimination of all of the goodwill that had been recorded with the Insurdata merger.

         Revenues. Revenue was $10.4 million for the three months ended June 30, 2000 as compared to no revenue for the three months ended June 30, 1999. Insurdata Incorporated revenues, excluding the non-merging subsidiaries, were $10.5 million on a pro forma basis for the three months ended June 30, 1999. The decrease was related, in part, to reduced services provided to UICI as offset by increased services provided to other existing clients.

         Cost of revenues. Cost of revenues of $6.5 million for the three months ended June 30, 2000 was attributable to the expenses relating to HealthAxis' costs to generate revenues and primarily include salaries and benefits. These expenses are generally directly affected by the fluctuations in revenue.

         Operating expenses. Operating expenses were $5.3 million for the three months ended June 30, 2000 as compared to approximately $69,000 for the six months ended June 30, 1999 due to the operations of the merged divisions of Insurdata. Operating expenses primarily include technical salaries and benefits for employees who provide support and maintenance to clients and internal support.

         Sales and marketing expenses. Sales and marketing expenses were $0.4 million for the three months ended June 30, 2000 as compared to approximately $86,000 for the three months ended June 30, 1999. This increase was due primarily to increased marketing efforts in 2000 as compared to 1999 related to increased graphics staff and additional initiatives by the application solutions group. Sales and marketing expense consist primarily of salaries and benefits to marketing personnel to support the Company's strategy, sales and marketing expenses are expected to increase as the sales force is expanded.

         General and Administrative Expenses. General and administrative expenses were $2.8 million for the three months ended June 30, 2000 as compared to $2.2 million for the three months ended June 30, 1999. This increase was due primarily to the Insurdata merger. General and administrative expenses include executive management, accounting, legal and human resource personnel and expenditures for applicable overhead costs.

         Amortization of assets related to acquisition. Merger related costs of $38.2 million for the three months ended June 30, 2000 primarily consisted of the amortization of goodwill of $34.8 million related to the Insurdata Merger.

         Net interest and other income, net. Net interest income was $0.4 million for the three months ended June 30, 2000 as compared to net interest expense of $84,000 for the three months ended June 30, 1999. For the three months ended June 30, 2000, HealthAxis' interest income of $0.9 million was offset by HAI's $0.5 million of interest expense on convertible debt.

         Net loss from discontinued operations. Net loss from discontinued operations of $228.4 million included a $225.8 million loss on the proposed sale of assets to Digital and $2.6 million loss in discontinued operations as compared to $8.3 million loss in discontinued operations for the three months ended June 30, 1999. The Company's discontinued operations were conducted through its former eDistribution group for the three months ended June 30, 2000 and 1999 and through its Discontinued Insurance Operations for the three months ended June 30, 1999. The eDistribution group and Insurance Operations are being reported as discontinued operations for all periods presented.

         The Company has recorded a loss from discontinued operations of $225.8 million in connection with the agreement of sale which was entered into with Digital Insurance on June 30, 2000. The loss on sale primarily includes the disposal of goodwill recorded in connection with the Insurdata merger of $619.8 million as offset by the minority interest in the loss of $398.8 million.

Liquidity and Capital Resources

         General. A major objective of management is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short term equivalents plus funds generated from operating cash flow.

         The primary source of cash was revenues and debt and equity financing. The primary uses of cash were payments to Internet portals under the interactive marketing agreements, employee-related expenses, cost of revenues, website enhancements, and marketing costs. At June 30, 2000, the Company had a cash balance of $31.5 million. At December 31, 1999, the Company had a cash balance of $58.0 million. HAI and HealthAxis are working on a formal agreement whereby HealthAxis will fund HAI operations until the HAI merger closes. HealthAxis believes that its current cash and cash equivalents will be sufficient to fund HealthAxis' operations. HealthAxis expects to turn cash flow positive by the second quarter of 2001.

         During the six months ended June 30, 2000, the Company's liquidity requirements were primarily met through the cash available from the December 7, 1999 equity financing and revenues. The primary uses of cash were operating costs and payments to Lycos, Inc., Snap!, LLC, CNet Inc. and Yahoo! under the interactive marketing agreements. During the six months ended June 30, 1999, HealthAxis' liquidity requirements were primarily met through the issuance of debt and equity securities. The primary uses of cash were operating costs and payments made to Internet portals under the interactive marketing agreements.

         Net cash used in operating activities of $23.9 million during the six months ended June 30, 2000 and $36.5 million during the six months ended June 30, 1999 was the result of operating losses. The decrease in usage of $12.6 million was primarily attributable to the elimination of the Discontinued Insurance Operations.

         On January 7, 2000, HealthAxis completed the Insurdata merger. In connection with this merger, HealthAxis anticipates that revenues will increase as a result of including revenues of the merged divisions of Insurdata, now the application solutions group, which during 1999 were $42.9 million. HealthAxis has paid $340,000 out-of-pocket merger costs as of June 30, 2000 and anticipates that it will only pay minimal additional merger costs during the remainder of 2000.

         On January 26, 2000, HAI and HealthAxis entered into an agreement and plan of reorganization which provides for the merger of HealthAxis with a wholly owned subsidiary of HAI. The total amount of the charge to operations is expected to be $2.1 million, $1.0 million of which occurred as of June 30, 2000, with the remaining $1.1 million expected in the third and fourth quarters of 2000. The severance costs for eight terminated employees amounts to $600,000 and includes payroll and related costs. The remaining $1.5 million includes legal, accounting and investment consulting fees.

         On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital. In connection with this sale, HealthAxis will receive $1.0 million in cash at closing, which is expected to occur in the third or fourth quarter of 2000, and ongoing license fees totaling $3.0 million to be paid over ten quarters. In addition, a technology services contract provides for minimum monthly fees in the amount of $250,000 to be received for 12 months. In addition to the increase in revenues, the sale to Digital is expected to result in decreased cash usage related to the operating expenses and sales and marketing expenses currently reported in the loss from discontinued operations. General and administrative expenses are not expected to be effected by this sale.

         During 1998 and 1999, HealthAxis entered into agreements with AOL, Lycos, CNet, Snap! and Yahoo!. In connection with these interactive marketing agreements, the Company has paid $3.8 million through June 30, 2000, which completes the Company's commitment related to these agreements. During the six months ending June 30, 1999, the Company had paid $2.6 million in cash in connection with these agreements. As a result of the Company's change in marketing strategy during the first quarter of 2000, the Company did not renew any of these interactive marketing agreements.

         HAI had no future material commitments for capital expenditures at June 30, 2000. Capital expenditures totaled approximately $3.0 million through June 30, 2000 and $1.1 million through June 30, 1999. Capital expenditures were primarily for equipment, software, furniture and building improvements. At June 30, 2000, approximately $1.1 million was attributable to the expansion of the imaging division of the application solutions group, which is now complete.

         Payment of dividends by HAI are subject to restrictions set forth in the Certificate of Designation related to HealthAxis Series A, B, C and D Convertible Preferred Stock. The payment of dividend by HAI are subject to the receipt of dividends from its subsidiary, HealthAxis. Dividend payments by HAI are also restricted by various provisions contained in agreements between HAI and Reassurance Company of Hannover. HAI and HealthAxis do not anticipate paying cash dividends on common stock or on any class of HealthAxis preferred stock in the foreseeable future.

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

                  Not applicable

Item 5.           Other Information.

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                           (10.1)   Amended and Restated Voting Trust Agreement

                           (11)     Computation of Earnings Per Share

                           (27)     Financial Data Schedule


         (b)      Reports on Form 8-K:
                           The Company filed the following current reports:

               (1) Item 5 regarding the Company's subsidiary, HealthAxis.com, Inc, and Digital Insurance, Inc. entering into various agreements, including an Asset Purchase Agreement, as filed on July 20, 2000.

                                    Signature


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                            HealthAxis Inc.



Date:    August 14, 2000                                    By: /s/ Michael Ashker
--------------------------------------                      ----------------------------------------------------------------
                                                            Michael Ashker, President and Chief Executive Officer



Date:    August 14, 2000                                    By:  /s/ Anthony R. Verdi
--------------------------------------                      ----------------------------------------------------------------
                                                            Anthony R. Verdi, Chief Financial Officer, Principal Accounting
                                                            Officer and Treasurer