Form 10-Q
period 2000-09-30
HEALTHAXIS INC
filed 2000-11-14
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended................. September 30, 2000

                                  OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from.................to..................

                 Commission file number................0-13591


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,097,618 shares of common stock, par value $.10, outstanding as of November 13, 2000.

                                 HealthAxis Inc.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I  Financial Information

Item 1.  Condensed Financial Statements
         Consolidated Balance Sheets...........................................3
         Consolidated Statements of Operations.................................4
         Consolidated Statement of Changes in Stockholders' Equity.............5
         Consolidated Statements of Cash Flows...............................6-7
         Notes to Condensed Consolidated Financial Statements...............8-17

Item 2.  Management's Discussion and Analysis of Results
         Of Operations and Financial Condition.............................18-24

PART II  Other Information

         Items 1-5............................................................27
         Reports on Form 8-K..................................................27

Signatures....................................................................28

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

                        HealthAxis Inc. and Subsidiaries
                           Consolidated Balance Sheets
             (Dollars in thousands except share and per share data)

                                                                                 September 30,      December 31,
                                                                                     2000               1999
                                                                                 ------------       ------------
                                                                                  (Unaudited)
Assets
Cash and cash equivalents                                                          $  25,170          $58,069
Accounts receivable, net of allowance for doubtful accounts of $78                     8,983                -
Prepaid expenses                                                                         622                -
Other current assets                                                                     147              549
                                                                                   ---------          -------
         Total current assets                                                         34,922           58,618

Property, equipment and software, less accumulated depreciation and
    amortization of $10,936 and $2,259, respectively                                  12,357              357
Capitalized software and contract start-up costs, less accumulated
    amortization of $1,437                                                             4,884                -
Goodwill, less accumulated amortization of $25,582 and $765, respectively            656,602            7,114
Customer base,  less accumulated amortization of $3,226                               13,979                -
Notes receivable from employees                                                          629                -
Note receivable                                                                          259                -
Acquisition costs                                                                          -              750
Assets held for sale                                                                       -           12,458
Other assets                                                                             731              305
                                                                                   ---------          -------
         Total assets                                                              $ 724,363          $79,602
                                                                                   =========          =======

Liabilities and Stockholders' Equity (Deficiency)
Accounts payable                                                                   $     880          $ 1,823
Accrued liabilities                                                                    6,166            4,746
Deferred revenues                                                                        432                -
Obligations under capital lease                                                          311              410
                                                                                   ---------          -------
         Total current liabilities                                                     7,789            6,979

Convertible debentures                                                                26,715           25,019
Federal income taxes                                                                     585              585
Ceding commission liability                                                            6,050            5,600
Post retirement and employment liabilities                                             1,061            1,030
Obligations under capital lease                                                          103              117
Other liabilities                                                                         16                -
                                                                                   ---------          -------
         Total liabilities                                                            42,319           39,330

Commitments and Contingencies
Minority interest in HealthAxis:
    Common stock                                                                     449,211           12,603
    Preferred stock                                                                   15,049           15,049

Stockholders' Equity (Deficiency):
Preferred stock, par value $1:  authorized 20,000,000 shares:
    Series A cumulative convertible, none issued and outstanding                           -                -
    Series B cumulative convertible, none issued and outstanding                           -                -
Common stock, par value $.10:  authorized 50,000,000,
    issued and outstanding 13,097,618 and 13,027,668                                   1,310            1,303
Common stock, Class A, par value $.10:  authorized 20,000,000,                             -                -
    none issued and outstanding
Additional paid-in capital
                                                                                     325,816           81,798
Accumulated deficit                                                                 (102,471)         (70,481)
Unearned compensation                                                                 (6,871)               -
                                                                                   ---------          -------
         Total stockholders' equity (deficiency)                                     217,784           12,620
                                                                                   ---------          -------
         Total liabilities and stockholders' equity (deficiency)                   $ 724,363          $79,602
                                                                                   =========          =======

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                      Consolidated Statement of Operations
       (Dollars in thousands, except share and per share data) (Unaudited)

                                                       Three months ended September 30,       Nine months Ended September 30,
                                                            2000               1999                2000              1999
                                                          ---------          --------            --------         --------
Revenue                                                   $  11,016                 -            $ 32,754                -

Expenses:
     Cost of revenues                                         7,005                 -              21,252                -
     Operating                                                3,392               192              12,233              296
     Sales and marketing                                        557               115               1,273              282
     General and administrative                               2,063             1,538               8,443            4,966
     Stock based compensation                                 1,300                 -               4,066                -
     Amortization of intangibles                             10,499               108              33,272              108
                                                          ---------          --------            --------         --------
             Total Expenses                                  24,816             1,953              80,539            5,652
                                                          ---------          --------            --------         --------

     Operating Loss                                         (13,800)           (1,953)            (47,785)          (5,652)

     Interest and other income, net                            (916)             (168)             (1,093)            (589)
                                                          ---------          --------            --------         --------
     Loss before minority interest                          (14,716)           (2,121)            (48,878)          (6,241)

Minority interest in loss of subsidiary                       7,787                 -              27,072              315
                                                          ---------          --------            --------         --------
Loss from continuing operations                              (6,929)           (2,121)            (21,806)          (5,926)

Loss from discontinued operations                                 -           (20,975)             (6,341)         (30,540)
Loss on sale of discontinued operations                           -                 -              (3,843)               -
                                                          ---------          --------            --------         --------
Loss from discontinued operations                                 -           (20,975)            (10,184)         (30,540)
                                                          ---------          --------            --------         --------

      Net loss                                               (6,929)          (23,096)            (31,990)         (36,466)
                                                          ---------          --------            --------         --------

Dividends on preferred stock                                      -                 -                   -               70
                                                          ---------          --------            --------         --------
Net loss applicable common stockholders                   $  (6,929)         $(23,096)           $(31,990)        $(36,536)
                                                          =========          ========            ========         ========

Loss per share of common stock (basic and
  diluted)
   Continuing operations                                  $    (.53)         $   (.17)           $  (1.67)        $   (.50)
   Discontinued operations                                        -             (1.68)               (.78)           (2.54)
                                                          ---------          --------            --------         --------
   Net loss                                               $    (.53)         $  (1.85)           $  (2.45)        $  (3.04)
                                                          =========          ========            ========         ========

Weighted average common shares and equivalents
Used in computing (loss) per share
     Basic and diluted                                   13,098,000        12,462,000          13,079,000       12,021,000

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity
                  (Dollars and shares in thousands) (Unaudited)


                                                                                                  Additional
                                                Preferred Stock             Common Stock            Paid-In      Accumulated
                                            Shares        Amount        Shares        Amount        Capital        Deficit
                                            ------        ------        ------        ------        -------        -------
BALANCE, DECEMBER 31, 1999                       -        $    -        13,027       $  1,303      $ 81,798       $ (70,481)
Valuation of Insurdata options
Net loss                                                                                                            (31,990)
Amortization/forfeiture of unearned
  compensation
Stock options exercised                                                     71              7           334
Adjustment to HAI equity                                                                            242,864
Stock option compensation                                                                               820
                                            ------        ------        ------       --------      --------      ---------
BALANCE, September 30, 2000                      -        $    -        13,098       $  1,310      $325,816      $(102,471)
                                            ======        ======        ======       ========      ========      =========

[RESTUB TABLE]

                                               Unearned
                                             Compensation      Total
                                             ------------      -----
BALANCE, DECEMBER 31, 1999                     $      -     $  12,620
Valuation of Insurdata options                  (10,691)      (10,691)
Net loss                                                      (31,990)
Amortization/forfeiture of unearned               3,820         3,820
  compensation
Stock options exercised                                           341
Adjustment to HAI equity                                      242,864
Stock option compensation                                         820
                                              --------       --------
BALANCE, September 30, 2000                   $ (6,871)      $217,784
                                              ========       ========

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                       (Dollars in thousands) (Unaudited)

                                                                            Nine Months Ended
Cash flows from operating activities                                 September 30,      September 30,
                                                                         2000                1999
                                                                     -------------      -------------
    Net loss                                                           $(31,990)          $(36,466)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
       Deferred loss on the sale of PILIC                                     -              8,400
       Loss on sale of discontinued operations                            3,843                  -
       Depreciation and amortization                                     39,755             10,305
       Net realized gain on sale of subsidiaries                              -             (1,500)
       Bad debt reserve                                                      25                  -
       Minority interest in loss of subsidiary:
            Share of loss from continuing operations                    (27,072)              (315)
            Share of loss from discontinued operations                  (11,199)            (1,873)
       Stock option compensation                                          4,066                269
       Loss on disposition of assets                                        516              3,265
       Interest on convertible debt                                       1,696                  -
       Change in:
         Accounts receivable                                             (2,498)                 -
         Premium due and uncollected, unearned premium and
             premium received in advance                                      -                (67)
         Prepaid expense                                                    134             (3,239)
         Due to/from reinsurers                                               -            (12,727)
         Due from third party administrator                                   -              6,849
         Accrued investment income                                            -                191
         Other assets, current and deferred income taxes                    340                943
         Accounts payable and accrued liabilities                        (5,831)                 -
         Deferred revenues                                                   35                  -
         Ceding commission and interest                                     450                450
         Future policy benefits and claims                                   31            (13,126)
         Other liabilities                                                 (352)                 -
                                                                       --------           --------
    Net cash used in operating activities                               (28,051)           (38,641)
                                                                       --------           --------

Cash flows from investing activities
       Sales of bonds                                                         -              6,542
       Cash in acquired company                                           2,126                  -
       Investment in capitalized software and contract start-up          (2,674)                 -
       Payment of acquisition costs                                        (690)                 -
       Maturities of investments and loans                                    -                 43
       Loans to officer, director and shareholder                             -              1,328
       Purchases of property, equipment and software                     (3,723)            (1,826)
                                                                       --------           --------
    Net cash provided by (used in) investing activities                  (4,961)             6,087
                                                                       --------           --------

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                       (Dollars in thousands) (Unaudited)

                                                                               Nine Months Ended
                                                                       September 30,        September 30,
                                                                           2000                  1999
                                                                       -------------        -------------
Cash flows from financing activities
       Withdrawals from contract holder deposit funds                           -                 (400)
       Payments on capital leases                                            (411)                   -
       Repayment of loans payable                                               -               (1,465)
       Purchase of HealthAxis stock                                             -               (8,203)
       Issuance of convertible debenture, net of issuance costs                 -               26,845
       Net proceeds from sales of HealthAxis common stock                       -                6,191
       Net proceeds from the sales of HealthAxis preferred stock                -               12,083
       Exercise of stock options                                              341                5,550
       Exercise of HealthAxis options                                         183                    -
       Dividends paid on preferred stock                                        -                  (70)
                                                                         --------              -------
    Net cash provided by financing activities                                 113               40,531
                                                                         --------              -------
    Increase (decrease) in cash and cash equivalents                      (32,899)               7,977
    Cash and cash equivalents, beginning of period                         58,069               26,185
                                                                         --------              -------
    Cash and cash equivalents, end of period                             $ 25,170              $34,162
                                                                         ========              =======

Supplemental disclosure of cash flow information:
    Interest paid                                                        $    532              $   455


                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

Note A - Description of business and basis of presentation

Unaudited Financial Information

The unaudited condensed consolidated financial statements have been prepared by HealthAxis Inc. (formerly Provident American Corporation) and subsidiaries (the "Company" or "HAI"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as amended and restated on Form 8-K filed on October 27, 2000.

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

Prior to the sale of assets to Digital, HealthAxis' eDistribution Group operated as a retail website. As a result of the sale of assets to Digital, which was consummated on October 13, 2000, the eDistribution Group will no longer be an operating segment. HealthAxis' remaining operations Web-enable both healthcare payers, including insurance companies, third-party administrators and large self-funded groups, and the intermediaries through which product is sold and serviced.

As of December 31, 1999 and September 30, 2000, HAI owned 66.9% (15,801,644 shares owned out of 23,618,505 shares outstanding) and 34.7% (15,801,644 shares owned out of 45,508,640 shares outstanding), respectively, of HealthAxis' common and preferred stock. As of September 30, 2000, HAI owned 36.2% (15,355,728 shares owned out of 42,477,449 shares outstanding) of HealthAxis' common stock. Due to various voting trust agreements, affiliates of HAI had, as of September 30, 2000, voting power for an additional 19.5% of HealthAxis' common and preferred stock. As a result of HAI and its affiliates (who are members of either or both the HAI or HealthAxis Board of Directors) having voting power with respect to a total of 54.2% of HealthAxis' common and preferred stock, HAI has operating control and consolidates HealthAxis for financial reporting purposes.

The board of directors of HealthAxis consists of up to nine members. UICI and HAI may each independently nominate three nominees to the board, and, the remaining three directors will be nominated by mutual agreement of HAI (acting by the vote of a majority of the members of the board that were not nominated by or agreed to by UICI) and UICI. At September 30, 2000, the board was comprised of eight members, with three elected by HAI, three elected by UICI, and two independent directors who were agreed upon by the HealthAxis board.

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

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

On January 26, 2000, HAI and HealthAxis entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which HAI plans to acquire all of the outstanding shares of HealthAxis it does not currently own through the merger of HealthAxis with a wholly owned subsidiary of HAI. This transaction is referred to as the HAI Merger. In connection with this merger, on February 11, 2000, HAI filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to seek shareholder approval of the HAI Merger and register the HAI common stock to be issued to the HealthAxis shareholders. The Form S-4 regarding this transaction is currently pending at the Securities and Exchange Commission. On September 29, 2000, HAI and HealthAxis entered into an Amended and Restated Agreement and Plan of Reorganization and Amended and Restated Agreement and Plan of Merger, which was further amended on October 26, 2000, and among other things, adjusted the merger exchange ratio from 1.127 to 1.334. This transaction is expected to close in the first quarter of 2001.

On January 27, 2000, the Company filed an amendment to its Amended and Restated Articles of Incorporation changing its name from Provident American Corporation to HealthAxis Inc. Effective February 1, 2000, the Company changed its symbol under which its common stock trades on the NASDAQ National Market to "HAXS".

Note B - Merger with Insurdata Incorporated

On January 7, 2000, HealthAxis completed a merger with Insurdata, a health care technology company and a majority owned subsidiary of UICI (the "Insurdata Merger"). The transaction was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. HealthAxis was determined to be the accounting acquirer. As a result, the net assets of Insurdata have been recorded at their fair value with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill.

In connection with the Insurdata Merger, each outstanding share of Insurdata common stock was converted into the right to receive 1.33 shares of HealthAxis common stock. HealthAxis issued 21,807,567 shares of HealthAxis common stock to Insurdata shareholders. In connection with the Insurdata Merger, HealthAxis also issued 426,930 options to purchase HealthAxis common stock to existing Insurdata optionholders. The fair value of the consideration given by HealthAxis for the acquisition of Insurdata under the purchase method of accounting totaled $723,927. This purchase price consideration consisted of: (1) the fair value of the HealthAxis common shares issued to Insurdata shareholders totaling $654,799 ($30.03 per share), (2) the fair value of HealthAxis options granted to Insurdata optionholders under Insurdata stock option plans totaling $11,901 (average fair value of $27.87 per option), (3) the difference between the fair value of shares issued in the December 7, 1999 private placement and the $15 issue price totaling $55,788, and (4) merger costs totaling $1,439. The fair value

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

per share of HealthAxis common stock was determined based upon the quoted NASDAQ market price of HAI common stock on the measurement date of December 7, 1999. The value of the December 7, 1999 private placement of HealthAxis common shares in excess of the cash received from their issuance represents additional value tendered by HealthAxis in a transaction occurring simultaneously with the purchase of Insurdata. The fair value of the HealthAxis options granted to Insurdata optionholders was determined using the Black Scholes option pricing model.

The fair value of the Insurdata assets acquired and liabilities assumed through the Insurdata Merger were:

         Cash and cash equivalents                          $  2,126
         Accounts receivable, net                              5,834
         Fixed assets                                          6,278
         Developed software                                    2,862
         Unearned compensation                                10,691
         Customer base                                        17,205
         Goodwill                                            682,184
         Other assets                                          1,768
         Other liabilities                                    (5,021)
                                                            --------
                                                            $723,927
                                                            ========

In connection with the Insurdata Merger, HAI recorded an increase in minority interest in HealthAxis common stock totaling $479,775, and an increase to additional paid-in capital of $242,713. The increase in additional paid-in capital represents dilution to minority shareholders resulting from the Insurdata Merger.

Developed software, customer base, and goodwill are being amortized over their estimated useful lives of 3, 4 and 20 years, respectively. The amount allocated to unearned compensation is based upon the intrinsic value of the unvested HealthAxis options issued to Insurdata optionholders discussed above and is being amortized over the remaining vesting term of the options. HealthAxis has recorded the unearned compensation as a reduction of stockholders' equity.

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

Unaudited pro forma financial information for the three and nine months ended September 30, 1999, as though the Insurdata Merger had occurred on January 1, 1999, is as follows:

                                                  Three Months      Nine Months
                                                     Ended             Ended
                                                  -----------       -----------
                                                         September 30, 1999
                                                  -----------------------------

     Revenues                                     $    11,337         $ 31,837
     Net Loss                                     $   (12,840)        $(25,096)
     Net loss per common share                    $     (1.03)        $  (2.09)
     Weighted average common shares
         outstanding (basic and diluted)           12,462,000       12,021,000

Note C - Discontinued Operations

On November 30, 1999, the Company sold PILIC, a wholly owned subsidiary, to AHC Acquisition, Inc., a corporation owned by Mr. Alvin H. Clemens, HAI's and HealthAxis' chairman of the board of directors. PILIC represented the last of the Company's remaining insurance operations. The operating results of PILIC have been reported as discontinued operations for all periods presented.

On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital, which was amended on September 15, 2000. Included in the sale was the current and next generation of the retail website user interface (the presentation layer of the website that includes the graphical templates that create the look and feel of the website), all existing in-force insurance policies, certain physical assets, and agreements, including, but not limited to portal marketing agreements and agreements related to the affiliate partner program. This transaction closed on October 13, 2000. The consideration received by HealthAxis in return for those assets consisted of: $500 in cash; a $500 note; 11% of the outstanding shares of Digital, on a fully-diluted basis, at closing; and a portion of Digital's net commission revenues received by Digital through the acquired website user interface or an affinity partner. In accordance with Accounting Principles Board Opinion Number 30, HealthAxis has reported the operations of the eDistribution Group as discontinued operations for all the periods presented.

In connection with the Digital Sale, HealthAxis and Digital entered into a Software Licensing and Consulting Agreement that provides HealthAxis with: a perpetual nonexclusive license to use and sublicense, subject to certain restrictions, the user interface sold to Digital Insurance; licensing fees over the next 30 months of $3.0 million for software owned by HealthAxis that will be used by Digital in conjunction with the user interface it purchased; and professional service fees over the next 12 months of a minimum of $3.0 million for services relating to customizing, maintaining and upgrading the user interface and other software.

A loss on the sale of discontinued operations in the amount of $3,843 has been recorded as of the date of the sale agreement. Included in the loss is $2,250 representing management's estimate of the amount of

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

expected future losses from the retail website during the phase-out period from July 1, 2000 to December 31, 2000.

A summary of the major components of the estimated loss on the sale of the assets to Digital on June 30, 2000 is as follows:

         Value of Digital shares received                               $   297
         Goodwill attributable to the eDistribution Group                (5,801)
         Cash and note received at closing                                1,000
         Provision for eDistribution Group's future losses               (2,250)
         Book value of other eDistribution Group assets                  (3,877)
         Minority interest share of loss                                  6,788
                                                                        -------

         Estimated loss on sale of discontinued operations              $(3,843)
                                                                        ========

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

Following is a summary of the results of the Company's discontinued operations including both the discontinued insurance operations and eDistribution Group operations for the three months and the nine months ended September 30, 2000 and 1999:

                                                                            Three Months Ended
                                                  ---------------------------------------------------------------------------
                                                           September 30, 2000                     September 30, 1999
                                                   -----------------------------------    ------------------------------------
                                                   eDistribution  Insurance                eDistribution  Insurance
                                                        Group     Operations   Total           Group     Operations    Total
                                                   -----------------------------------     -----------------------------------

 Revenue:
      Insurance operations revenue                    $      -       $   -    $     -         $      -   $ (6,938)   $ (6,938)
      Interactive commission and fee revenue                 -           -          -               84          -          84
                                                      -------------------------------         -------------------------------
      Total Revenue                                          -           -          -               84     (6,938)     (6,854)

 Expenses:
      Insurance operations expenses                          -           -          -                -      6,574       6,574
      Operating and development                              -           -          -            2,547          -       2,547
      Sales and marketing                                    -           -          -            5,441          -       5,441
      General and administrative
                                                             -           -          -               19          -          19
     Amortization of assets related to
       acquisition                                           -           -          -                -          -           -
                                                      -------------------------------         -------------------------------
      Total expenses                                         -           -          -            8,007      6,574      14,581
                                                      -------------------------------         -------------------------------
      Operating loss                                         -           -          -           (7,923)   (13,512)    (21,435)
      Interest and other income, net                         -           -          -                -          -           -
                                                      -------------------------------         -------------------------------
      Loss before income taxes and minority
        interest                                             -           -          -           (7,923)   (13,512)    (21,435)
      Provision for income taxes                             -           -          -                -         (3)         (3)
                                                      -------------------------------         -------------------------------
      Loss before minority interest                          -           -          -           (7,923)   (13,515)    (21,438)
      Minority interest in loss of subsidiary                -           -          -              463          -         463
                                                      -------------------------------         -------------------------------
      Loss from discontinued operations               $      -       $   -    $     -         $ (7,460)  $(13,515)   $(20,975)
                                                      ===============================         ===============================


                                                                              Nine Months Ended
                                                   ------------------------------------------------------------------------
                                                          September 30, 2000                      September 30, 1999
                                                   ----------------------------------    -----------------------------------
                                                   eDistribution  Insurance               eDistribution  Insurance
                                                        Group     Operations   Total           Group     Operations    Total
                                                   ----------------------------------     -----------------------------------
Revenue:
      Insurance operations revenue                    $      -       $   -    $     -         $      -   $    523    $    523
      Interactive commission and fee
        revenue                                            672           -        672              125          -         125
                                                      -------------------------------         -------------------------------

      Total Revenue                                        672           -        672              125        523        648

 Expenses:
      Insurance operations expenses                          -           -          -                -     16,825      16,825
      Operating and development                          5,741           -      5,741            4,473          -       4,473
      Sales and marketing                               11,496           -     11,496           11,707          -      11,707
      General and administrative                            18           -         18               35          -          35
      Amortization of assets related to
        acquisition                                        956           -        956                -          -           -
                                                      -------------------------------         -------------------------------
      Total expenses                                    18,211           -     18,211           16,215     16,825      33,040
                                                      -------------------------------         -------------------------------
      Operating loss                                   (17,539)          -    (17,539)         (16,090)   (16,302)    (32,392)
      Interest and other income, net                        (1)          -         (1)               -          -           -
                                                      -------------------------------         -------------------------------

      Loss before income taxes and minority
        interest                                       (17,540)          -    (17,540)         (16,090)   (16,302)    (32,392)
      Provision for income taxes                             -           -          -                -        (21)        (21)
                                                      -------------------------------         -------------------------------
      Loss before minority interest                    (17,540)          -    (17,540)         (16,090)   (16,323)    (32,413)
      Minority interest in loss of subsidiary           11,199           -     11,199            1,873          -       1,873
                                                      -------------------------------         -------------------------------
      Loss from discontinued operations               $ (6,341)      $   -    $(6,341)        $(14,217)  $(16,323)   $(30,540)
                                                      ===============================         ===============================

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

Note  D - Revenue Recognition

The Company's revenues, through HealthAxis, consist primarily of transaction fees, professional services fees, and data capture fees.

Transaction revenues are earned on a fee-per-unit basis. Depending on the product or service provided, the fee may be a charge per covered life or member, per transaction processed, per document or electronic transmission, or per unit serviced (such as per PC for LAN support). Transaction revenue is derived from HealthAxis' workflow and business applications, data capture outsourcing services and technology management services. Transaction revenue is recorded in the month the services are rendered.

Professional service revenue consists of time and materials projects and fixed price projects. Time and materials projects are billed on a fee per hour or per day, or based upon a multiple of monthly salary, dependent upon the nature of the project. Such revenue is recorded as the services are performed. Professional services revenue on fixed price projects is recognized using the percentage-of-completion method in proportion to the hours expended compared to the total hours projected for the project. Changes in estimates of percentage-of-completion are recognized in the period in which they are determined. Provisions for estimated losses, if any, are made in the period in which the loss first becomes apparent. Professional service revenue is derived from HealthAxis' system integration, consulting and programming services, as well as customization and implementation performed in conjunction with workflow and business application software.

Data Capture revenues are earned on a fee per unit basis, typically per claim or per document. These fees are recorded in the month the services are rendered.

Note E - Related Party Transactions

HealthAxis conducts a significant amount of business with a major shareholder, UICI. HealthAxis currently provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements ranging from one to five years, with annual renewable options thereafter. These services include the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. UICI and its subsidiaries and affiliates constitute, in the aggregate, HealthAxis' largest customer. For the three months and the nine months ended September 30, 2000, UICI and its subsidiaries and affiliates accounted for an aggregate of $6,629 (60%) and $20,905 (64%), respectively, of HealthAxis' total revenues. As of September 30, 2000, HealthAxis had trade receivables from UICI and its subsidiaries and affiliates of $2,774 (31%).

Note F - Capitalized Software and Contract Start-up Costs

Developed Software

HealthAxis incurs development costs that relate primarily to the development of new products and major enhancements to existing services and products. HealthAxis expenses or capitalizes, as appropriate, these development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. All development costs related to software development projects incurred prior to the time a project has reached technological feasibility are expensed. Software development costs incurred subsequent to reaching technological feasibility are capitalized. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. HealthAxis capitalized $2,646 in software development costs during the nine months ended September 30, 2000. All software development costs capitalized are amortized using an amount determined as the greater of (i) the gross revenue method or (ii) the straight-line method over the remaining economic life of the product (generally three to five years). HealthAxis recorded amortization expense relating to capitalized software development costs of $281 and $784 during the three months and nine months ended September 30, 2000, respectively, which is included in merger related costs (see Note G).

Contract Start-up Costs

HealthAxis capitalizes costs directly attributable to contract start-up activities in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Costs capitalized include direct labor and fringe benefits. Such costs are amortized over the life of the respective contract. All other start-up costs not directly related to contracts are expensed in accordance with SOP 98-5, Reporting on the Costs of Start-up Activities. Contract start-up costs capitalized during the nine months ended September 30, 2000 totaled $28. HealthAxis recorded amortization expense relating to contract start-up costs of $65 and $239 during the three months and the nine months ended September 30, 2000, respectively.

Note G - Amortization of Intangibles

Amortization of intangibles is comprised of the following for the three months and the nine months ended September 30, 2000:

                                                   Three Months     Nine Months
                                                       Ended           Ended
                                                    ----------      ----------
                                                         September 30, 2000
                                                      ------------------------
     Amortization of goodwill                         $ 8,527          $26,895
     Amortization of customer base                      1,075            3,226
     Amortization of developed software                   239              716
     Amortization of unearned compensation                658            2,435
                                                      -------          -------
                                                      $10,499          $33,272
                                                      =======          =======

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

Note H - HealthAxis.com, Inc. Stock Options

During the first quarter of 2000, the board of directors of HealthAxis granted 1,178,200 options under its 1998 Stock Option Plan (the "1998 Plan"). All such options were granted with an exercise price of $15.00 per share, which represented the fair value of the HealthAxis common stock as determined by the Board of Directors based upon privately negotiated equity transactions. Since this grant price was below the public fair market value of HAI's common stock on the dates of the grants, HealthAxis has recorded compensation expense of $2,331 for the nine months ended September 30, 2000 which is included in merger related costs. This expense is based upon the intrinsic value method under Accounting Principles Board opinion No. 25 Accounting for Stock Issued to Employees.

On May 24, 2000 and September 22, 2000, the board of directors of HealthAxis granted 227,425 and 145,200 options, respectively, under the 1998 Plan. These options were granted with exercise prices equaling the quoted market share price of HAI on the date of grant. No stock based compensation has been recorded related to these grants as the exercise prices of the options equaled the deemed fair value of HealthAxis' common stock on the dates of grant.

On May 24, 2000, the board of directors of HealthAxis repriced 1,773,050 existing options. The options affected had original exercise prices ranging from $12.00 to $15.00 per share. The exercise price of these options was adjusted to $3.31 based upon the quoted market share price of HAI's common stock as reported on the NASDAQ National Market on the date of the repricing. In accordance with FASB Interpretation 44, Accounting for Certain Transactions involving Stock Compensation, HealthAxis now accounts for these options as a variable award. Compensation expense totaling $230 has been recognized in the second quarter of 2000 related to this repricing.

Note I - HealthAxis Inc. Stock Options and Warrants

On September 29, 2000, HAI entered into an agreement with certain of its former agents which, among other things, reduced the exercise price of options to purchase 318,042 shares of HAI's common stock from original exercise prices ranging from $4.75 to $14.63 per share to $4.25 per share. The agreement also reduces the payments required to be made pursuant to a registration rights agreement with such individuals in the event HAI does not register the shares issuable upon the exercise of the options within certain specified time frames. HAI recognized an expense amounting to $500 related to this repricing which is included in stock based compensation.

On September 20, 2000, Al Clemens, the Chairman of HAI and HealthAxis, UICI, and a third party investor purchased $5 million in principal amount of HAI's convertible debentures at a discount from one of the original debenture holders. In connection with this transaction, HAI issued a warrant to purchase 50,000 shares of its common stock at an exercise price of $3.01 per share to the selling debenture holder. The Company recognized an expense amounting to $115 related to these warrants which is included in stock based compensation.

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

Note J - Commitments and Contingencies

The Company was notified by NASDAQ that it does not meet the NASDAQ maintenance criteria for continued listing due to the decline in its stock price and that its Common Stock would be delisted on November 9, 2000 if it did not achieve compliance by November 7, 2000. The Company has filed a request for appeal of the delisting that stayed the delisting of the Common Stock pending the appeal panel's decision. At the NASDAQ hearing on December 8, 2000, the Company intends to appeal the delisting decision in light of the pending HAI Merger. The Company believes that it will be in compliance with these requirements upon completion of the HAI Merger.

Effective August 15, 2000, Al Clemens, HAI's and HealthAxis's Chairman, HealthAxis and HAI entered into a termination agreement of Mr. Clemens' current employment contract. Under the terms of the agreement, Mr. Clemens will receive aggregate payments totaling $2.125 million paid in quarterly installments over five years. HAI may, at its option, make the quarterly payments in shares of HAI common stock not to exceed a total of 500,000 shares. Except for the general release of HealthAxis, which is effective as of August 15, 2000, the termination agreement becomes effective upon consummation of the HAI Merger. If the HAI Merger is not consummated by June 30, 2001, all of the terms of the termination agreement, except for the release of HealthAxis, will be void, and Mr. Clemens' amended employment agreement would again be in effect.

On September 28, 2000, HAI entered into an Amendment to the Securities Purchase Agreement dated September 14, 1999 between the Company and the holders of the Company's $27.5 million 2% convertible debentures. The terms of the debentures were amended to, among other things, extend the maturity of the debentures from September 14, 2002 to September 14, 2005, and to change the conversion price from $20.34 to $9.00. Warrants to purchase 202,802 shares of HAI common stock originally issued to the purchasers of the debentures were also amended to reduce the exercise price from $20.34 to $3.01 and to extend the exercise period of the warrants to September 13, 2005.

The Amendment to the Securities Purchase Agreement provides that, among other things, the amendments to the debentures, warrants and the registration rights agreement will take effect on or before the fifth business day after HAI's shareholders have approved the HAI Merger. The holders of the debentures have agreed to conditionally waive and suspend any and all past or current defaults or violations arising under the debenture or the registration rights agreement, and to forbear from enforcing any and all past or current defaults or violations by HAI arising under the debentures or the registration rights agreement as well as any prospective defaults or violations arising under these agreements from September 28, 2000 through the closing date of the HAI Merger. Certain penalties are being accrued at $0.3 million per month beginning in September 2000 and will be due in full if the merger is not approved or is terminated prior to March 31, 2001. When the merger is final, these penalties will be reversed.

Under the Amended and Restated Merger Agreements, HealthAxis may terminate the Reorganization if HAI is not unconditionally and irrevocably released from the guarantee agreement with Hannover Life Reassurance Company of America by October 31, 2000. On October 26, 2000, the HealthAxis Board agreed that it would not terminate the merger agreements during the current settlement negotiations between HAI and Hannover Life Reassurance Company of America regarding the outstanding liability.

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         HealthAxis Inc. (the "Company" or "HAI"), formerly Provident American Corporation, is a Pennsylvania corporation organized in 1982. Until November 30, 1999, HAI was regulated as an insurance holding company by the states in which its former wholly owned insurance subsidiary, Provident Indemnity Life Insurance Company ("PILIC"), was licensed. Currently, the operations of HAI and its subsidiaries are those of its subsidiary, HealthAxis.com, Inc. ("HealthAxis"), which was formed on March 26, 1998.

         On November 30, 1999, HAI completed the sale of PILIC to AHC Acquisition, Inc., a company solely owned by Alvin H. Clemens, the Chairman of HealthAxis and HAI, (the "Discontinued Insurance Operations").

         On December 7, 1999, HealthAxis and Insurdata Incorporated ("Insurdata"), a healthcare technology company and a majority owned subsidiary of UICI, signed a definitive agreement to merge the two companies (the "Insurdata merger"). The companies completed the Insurdata merger on January 7, 2000. The primary cause of the changes in the results of operations discussed below was the addition of the merged divisions of Insurdata to HealthAxis as of January 2000.

         As of December 31, 1999 and September 30, 2000, HAI owned 66.9% (15,801,644 shares owned out of 23,618,505 shares outstanding) and 34.7% (15,801,644 shares owned out of 45,508,640 shares outstanding), respectively, of HealthAxis' common and preferred stock. As of September 30, 2000, HAI owned 36.2% (15,355,728 shares owned out of 42,477,449 shares outstanding) of HealthAxis' common stock. Due to various voting trust agreements, HAI's affiliates had, at September 30, 2000, voting power for an additional 19.5% of HealthAxis' common and preferred stock. As a result of HAI and its affiliates having voting power with respect to 54.2% of HealthAxis' common and preferred stock, as of September 30, 2000, HAI consolidated HealthAxis.

         On January 26, 2000, HAI and HealthAxis entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which HAI plans to acquire all of the outstanding shares of HealthAxis it does not currently own through the merger of HealthAxis with a wholly owned subsidiary of HAI. This transaction is referred to as the HAI Merger. In connection with this merger, on February 11, 2000, HAI filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to seek shareholder approval of the HAI Merger and register the HAI common stock to be issued to the HealthAxis shareholders. The Form S-4 regarding this transaction is currently pending at the Securities and Exchange Commission. This transaction is expected to close in the first quarter of 2001. On September 29, 2000 HAI and HealthAxis entered into an Amended and Restated Agreement and Plan of Merger, which was further amended on October 26, 2000, and among other changes, adjusted the merger exchange ratio from 1.127 to 1.334.

         On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website, to Digital Insurance ("Digital"), which was amended on

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

September 15, 2000. This transaction closed on October 13, 2000. HealthAxis anticipates that, by virtue of the license and service agreements between Digital and HealthAxis, revenues will increase.

         The Company was notified by NASDAQ that it does not meet the NASDAQ maintenance criteria for continued listing due to the decline in its stock price and that its Common Stock will be delisted on November 9, 2000 if it did not achieve compliance by November 7, 2000. The Company has filed a request for appeal of the delisting that stayed the delisting of the Common Stock pending the appeal panel's decision. At the NASDAQ hearing on December 8, 2000, the Company intends to appeal the delisting decision in light of the pending HAI Merger. The Company believes that it will be in compliance with these requirements upon completion of the HAI Merger.


Results of Operations

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999.

         Net loss applicable to common stock. Net loss applicable to common stock was $32.0 million, or ($2.45) per basic and diluted share for nine months ended September 30, 2000, compared to net loss of $36.5 million, or ($3.04) per basic and diluted share for nine months ended September 30, 1999. The results of operations from the nine months ended September 30, 2000 include a net loss from discontinued operations of $10.2 million as compared to a $30.5 million loss from discontinued operations for the nine months ended September 30, 1999. The loss from continuing operations increased from a loss of $5.9 million for the nine months ended September 30, 1999 to a loss of $21.8 million for the nine months ended September 30, 2000 due to the addition of the operations of the divisions of Insurdata which were merged in January 2000.

         Revenues. Revenues were $32.8 million for the nine months ended September 30, 2000 as compared to no revenue for the nine months ended September 30, 1999. The Digital Sale resulted in all revenues from 1999 being reported as discontinued operations. All revenues in 2000 are derived from the merged divisions of Insurdata. It is anticipated that revenues will increase due in part to the software and consulting services that HealthAxis will provide to Digital Insurance, Inc, which began in July 2000 and for the year ended December 31, 2000 are expected to be $2.1 million.

         Cost of revenues. Cost of revenues of $21.3 million for the nine months ended September 30, 2000 represents the expense of the billable hours that generated professional service revenues, which include the direct costs of employees. HealthAxis expects that the cost of revenues will increase in direct proportion with revenues. These costs are related specifically to the addition of the merged divisions of Insurdata; therefore, there were no similar costs in the comparative nine months ended September 30, 1999.

         Operating expenses. Operating expenses were $12.2 million for the nine months ended September 30, 2000 as compared to $0.3 million for the nine months ended September 30, 1999, with the increase due to the operations of the merged divisions of Insurdata. Operating expenses primarily

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

include technical salaries and benefits for employees who provide support and maintenance to clients and internal support.

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

         Sales and marketing expenses. Sales and marketing expenses were $1.3 million for the nine months ended September 30, 2000 as compared to $0.3 million for the nine months ended September 30, 1999. This increase was due primarily to increased personnel and additional initiatives, including direct mail, media advertising, and trade shows, in the nine months ended September 30, 2000 as compared to the same period in 1999. Sales and marketing expense consist primarily of salaries and benefits to marketing personnel, which included thirteen employees at September 30, 2000 and five employees at September 30, 1999. To support the business strategy, sales and marketing expenses are expected to increase as the sales force is expanded.

         General and Administrative Expenses. General and administrative expenses were $8.4 million for the nine months ended September 30, 2000 as compared to $3.7 million for the nine months ended September 30, 1999. This increase was due primarily to the Insurdata merger. Employee and recruiting expenses increased from $1.8 million for the nine months ended September 30, 1999 to $4.1 million for the nine months ended September 30, 2000, while professional fees and overhead expenses increased from $1.9 million for the nine months ended September 30, 1999 to $4.3 million for the nine months ended September 30, 2000. The sale of assets to Digital did not materially affect general and administrative expenses. General and administrative expenses include executive management, accounting, legal and human resource personnel and expenditures for applicable overhead costs.

         Stock based compensation. Stock based compensation expense was $4.1 million for the nine months ended September 30, 2000 as compared to zero for the nine months ended September 30, 1999. This increase was due to stock option activity during the nine months ended September 30, 2000, including HAI's repricing and accelerated vesting and HealthAxis' amortization of fixed options issued below market and variable accounting for repricing of options. HealthAxis' amortization was the primary expense, which was $3.2 million for the nine months ended September 30, 2000.

         Amortization of intangibles. Amortization of intangibles of $33.3 million for the nine months ended September 30, 2000 primarily consisted of the amortization of goodwill of $24.8 million related to the Insurdata Merger. Amortization of intangibles of $0.1 million for the nine months ended September 30, 1999 consisted of the amortization of goodwill related to the purchase of HealthAxis stock by HAI.

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

         Net interest and other income, net. Net interest expense was $1.1 million for the nine months ended September 30, 2000 as compared to a net interest expense of $0.6 million for the nine months ended September 30, 1999. The increase in expense was due primarily to HAI's interest on convertible debentures of $2.4 million for the nine months ended September 30, 2000 as off set by the interest income of $1.3 million for the nine months ended September 30, 2000 as a result of HealthAxis' higher cash balances throughout the reporting period compared to the first nine months of 1999. HealthAxis invests most of its cash in highly liquid short-term investments.

         Net loss from discontinued operations. Net loss from discontinued operations of $10.2 million, which was comprised of $3.9 million loss on the sale of certain assets to the Digital and $6.3 million loss related to discontinued operations for the nine months ended September 30, 2000 as compared to $30.5 million loss related to discontinued operations for the nine months ended September 30, 1999. The Company's discontinued operations were conducted through HealthAxis' eDistribution Group website for the nine months ended September 30, 1999 and 2000 and through the Discontinued Insurance Operations for the nine months ended September 30, 1999. The eDistribution Group and the Insurance Operations are being reported as discontinued operations for all periods presented.

         In connection with the sale of certain assets to Digital, which closed on October 13, 2000, the loss on sale primarily includes goodwill attributable to the eDistribution Group of $5.8 million and the book value of other eDistribution Group assets of $3.9 million and as partially offset by the minority interest in the HealthAxis loss of $6.8 million.

         Agreement and Plan of Reorganization between HAI and HealthAxis. On January 26, 2000, HAI, HealthAxis and a wholly owned subsidiary of HAI entered into the Agreement and Plan of Reorganization which provides for the merger of HealthAxis with and into the subsidiary of HAI which will result in former shareholders of HealthAxis becoming shareholders of HAI. These agreements were amended and restated on September 29, 2000, and further amended and restated on October 26, 2000. The HAI subsidiary will continue as the surviving corporation of the HAI Merger, will retain all of its separate corporate existence and will be known as HealthAxis.com, Inc. The HAI Merger will be accounted for by HAI as a purchase of minority interest in accordance with generally accepted accounting principles. As a result of the HAI Merger, each outstanding share of preferred and common stock of HealthAxis will be converted to 1.334 shares of HAI common stock eliminating all minority interest in HealthAxis and the minority interest net loss of subsidiary line item on the statement of operations. In addition, HAI will convert outstanding HealthAxis options and warrants into options or warrants to purchase HAI common stock. HAI anticipates that HAI will issue a total of 39,629,133 shares of HAI common stock to HealthAxis shareholders in the HAI Merger. HAI also anticipates that HAI will issue up to approximately 7,068,046 shares of HAI common stock upon the exercise of options and warrants to purchase HealthAxis common stock to be assumed by HAI. There can be no assurance, however, that the conditions to the HAI Merger will be satisfied or that the reorganization documents will not be terminated.

         Repricing of Options. On May 24, 2000, the HealthAxis Board of Directors approved the repricing of 1,773,050 options to purchase HealthAxis common stock, which had originally been granted

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

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

Three months ended September 30, 2000 compared to three months ended September 30, 1999.

         Net loss applicable to common stock. Net loss applicable to common stock was $6.9 million, or ($0.53) per basic and diluted share, for three months ended September 30, 2000 compared to net loss of $23.1 million, or ($1.85) per basic and diluted share, for three months ended September 30, 1999. The three months ended September 30, 1999 results include a net loss from discontinued operations of $21.0 million, which is the primary reason for the decreased loss. The loss from continuing operations increased from a loss of $2.2 million for the three months ended September 30, 1999 to a loss of $6.9 million for the three months ended September 30, 2000 due to the addition of the operations of the divisions of Insurdata which were merged in January 2000.

         Revenues. Revenue was $11.0 million for the three months ended September 30, 2000 as compared to no revenue for the three months ended September 30, 1999. The increase was related to the addition of the operations of the divisions of Insurdata.

         Cost of revenues. Cost of revenues of $7.0 million for the three months ended September 30, 2000 was attributable to the expenses relating to HealthAxis' costs to generate revenues and primarily include salaries and benefits. HealthAxis expects that the cost of revenue will increase in direct proportion with revenues. These costs are related specifically to the addition of the merged divisions of Insurdata; therefore, there were no similar costs in the comparative three months ended September 30, 1999.

         Operating expenses. Operating expenses were $3.4 million for the three months ended September 30, 2000 as compared to approximately $0.2 million for the nine months ended September 30, 1999 due to the addition of the operations of the merged divisions of Insurdata. Operating expenses primarily include technical salaries and benefits for employees who provide support and maintenance to clients and internal support.

         Sales and marketing expenses. Sales and marketing expenses were $0.6 million for the three months ended September 30, 2000 as compared to approximately $0.1 million for the three months ended September 30, 1999. This increase was due primarily to increased personnel and additional initiatives, including direct mail, media advertising, and trade shows, in 2000 as compared to 1999. Sales and marketing expense consist primarily of salaries and benefits to marketing personnel to support HealthAxis' strategy. Sales and marketing expenses are expected to increase as the sales force is expanded.

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

         General and Administrative Expenses. General and administrative expenses were $2.1 million for the three months ended September 30, 2000 as compared to $1.5 million for the three months ended September 30, 1999. This increase was due primarily to the Insurdata merger. Employee and recruiting expenses increased from $0.5 million for the three months ended September 30, 1999 to $0.9 million for the three months ended September 30, 2000, while professional fees and overhead expenses increased from $1.6 million for the three months ended September 30, 1999 to $1.2 million for the three months ended September 30, 2000. General and administrative expenses include executive management, accounting, legal and human resource personnel and expenditures for applicable overhead costs.

         Stock based compensation. Stock based compensation expense was $1.3 million for the three months ended September 30, 2000 as compared to zero for the three months ended September 30, 1999. This increase was due to stock option activity during the three months ended September 30, 2000, including HAI's repricing of options and HealthAxis' amortization of fixed options issued below market and the variable accounting for repricing of options. HealthAxis' amortization of $0.7 million was the primary expense for the nine months ended September 30, 2000.

         Amortization of intangibles. Amortization of intangibles of $10.5 million for the three months ended September 30, 2000 primarily consisted of HealthAxis' amortization of goodwill related to the Insurdata Merger of $8.5 million. Amortization of intangibles of $0.1 million for the nine months ended September 30, 1999 consisted of the amortization of goodwill related to the purchase of HealthAxis stock by HAI.

         Net interest and other income, net. Net interest expense was $0.9 million for the three months ended September 30, 2000 as compared to net interest expense of $0.2 million for the three months ended September 30, 1999. For the three months ended September 30, 2000, HAI's $1.1 million of interest expense was partially offset by HealthAxis' $0.2 million of interest income.

         Net loss from discontinued operations. Net loss from discontinued operations of $21.0 million for the three months ended September 30, 1999 were conducted through its eDistribution Group and through its Discontinued Insurance Operations. The eDistribution Group and Insurance Operations are being reported as discontinued operations for all periods presented. For the three months ended September 30, 2000, there were zero costs associated with discontinued operations and the company does not expect to incur future costs related to this matter.

Liquidity and Capital Resources

         General. A major objective of HAI is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short term equivalents plus funds generated from operating cash flow.

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

         The primary source of cash was revenues and debt and equity financing. The primary uses of cash were payments to Internet portals under the interactive marketing agreements, employee-related expenses, cost of revenues, website enhancements, and marketing costs. At September 30, 2000, HAI had a cash balance of $25.2 million, which was owned by HealthAxis. At December 31, 1999, HAI had a cash balance of $58.1 million, of which $56.5 was owned by HealthAxis. HealthAxis believes that its current cash and cash equivalents will be sufficient to fund HealthAxis' operations. HealthAxis expects to be cash flow positive by the second quarter of 2001.

         HAI's liquidity needs will be met through loan agreements which HealthAxis and HAI entered into as of September 29, 2000 in order to fund the operations and commitments of HAI until the HAI Merger is consummated. The loans become due and payable on the earlier of March 31, 2001 or the date the HAI Merger is consummated. The interest on the principal under each note will accrue at 12% per annum from the date of the note until the date the note terminates.

         During the nine months ended September 30, 2000, HealthAxis' liquidity requirements were primarily met through the cash available from the December 7, 1999 equity financing and revenues. The primary uses of cash were operating costs and payments to Lycos, Inc., Snap!, LLC, CNet Inc. and Yahoo! under the interactive marketing agreements. During the nine months ended September 30, 1999, HealthAxis' liquidity requirements were primarily met through the issuance of equity securities. The primary uses of cash were operating costs and payments made to Internet portals under the interactive marketing agreements.

         Net cash used in operating activities of $28.1 million during the nine months ended September 30, 2000 and $38.6 million during the nine months ended September 30, 1999 was the result of operating losses. The decrease in usage of $10.5 million was primarily attributable to the elimination of the Discontinued Insurance Operations.

         On January 7, 2000, HealthAxis completed the Insurdata merger. In connection with this merger, HealthAxis anticipates that revenues will increase as a result of including revenues of the merged divisions of Insurdata, which during 1999 were $42.9 million. HealthAxis has paid $0.7 million out-of-pocket merger costs as of September 30, 2000 and anticipates that it will only pay minimal additional merger costs during the remainder of 2000.

         On January 26, 2000, HAI and HealthAxis entered into an agreement and plan of reorganization which provides for the merger of HealthAxis with a wholly owned subsidiary of HAI, which was amended and restated on September 29, 2000 and October 26, 2000. The total amount of the charge to operations is expected to be $2.1 million, $1.0 million of which occurred as of September 30, 2000, with the remaining $1.1 million expected in the fourth quarter of 2000 and the first quarter of 2001. The severance costs for eight terminated employees amounts to $0.6 million and includes payroll and related costs. The remaining $1.5 million includes legal, accounting and investment consulting fees.

         On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital, which was subsequently amended on September 15, 2000. This transaction closed on October 13, 2000. In connection with this sale, HealthAxis received

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

$0.5 million in cash at closing and a $0.5 million promissory note. In addition, license fees totaling $3.0 million are to be paid over the next 30 months and a technology services contract provides for a minimum fee of $3.0 million over the next 12 months. In addition to the increase in revenues, the sale to Digital is expected to result in decreased cash usage related to the operating expenses and sales and marketing expenses currently reported in the loss from discontinued operations. General and administrative expenses are not expected to be affected by this sale.

         During 1998 and 1999, HealthAxis entered into agreements with AOL, Lycos, CNet, Snap! and Yahoo!. In connection with these interactive marketing agreements, HealthAxis has paid $3.8 million through September 30, 2000, which completes HealthAxis' commitment related to these agreements. During the nine months ending September 30, 1999, HealthAxis had paid $3.2 million in cash in connection with these agreements. As a result of HealthAxis' change in marketing strategy during the first quarter of 2000, HealthAxis did not renew any of these interactive marketing agreements.

         HAI had no future material commitments for capital expenditures at September 30, 2000. Capital expenditures totaled approximately $3.7 million through September 30, 2000 and $1.8 million through September 30, 1999. Capital expenditures were primarily for equipment, software, furniture and building improvements. At September 30, 2000, approximately $1.1 million was attributable to the expansion of the imaging group of HealthAxis, which is now complete.

         On September 28, 2000, HAI entered into an Amendment to the Securities Purchase Agreement, dated September 14, 1999, between the Company and the holders of the Company's $27.5 million 2% convertible debentures. The Amendment to the Securities Purchase Agreement provides that, among other things, the amendments to the debentures, warrants and the registration rights agreement will take effect on or before the fifth business day after HAI's shareholders have approved the HAI Merger. The holders of the debentures have agreed to conditionally waive and suspend any and all past or current defaults or violations arising under the debenture or the registration rights agreement, and to forbear from enforcing any and all past or current defaults or violations by HAI arising under the debentures or the registration rights agreement as well as any prospective defaults or violations arising under these agreements from September 28, 2000 through the closing date of the HAI Merger. Certain penalties are being accrued at $0.3 million per month beginning in September 2000 and will be due in full if the merger is not approved or is terminated prior to March 31, 2001.

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

         Payment of dividends by HealthAxis are subject to restrictions set forth in the Certificate of Designation related to HealthAxis Series A, B, C and D Convertible Preferred Stock. The payment of dividends by HAI are subject to the receipt of dividends from its subsidiary, HealthAxis. Dividend payments by HAI are also restricted by various provisions contained in agreements between HAI and Reassurance Company of Hannover. HAI and HealthAxis do not anticipate paying cash dividends on common stock or on any class of HealthAxis preferred stock in the foreseeable future.

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

           (a)   Exhibits:

                (11) Computation of Earnings Per Share

                (27) Financial Data Schedule


           (b)   Reports on Form 8-K:
                 The Company filed the following current reports:

                 (1) Our current report on Form 8-K reporting progress
                     of the reorganization with HealthAxis as filed on September 18, 2000.

                 (2) Our current report on Form 8-K reporting the
                     execution of the amended and restated
                     reorganization and merger agreements with
                     HealthAxis, the amendment to the securities purchase agreement related to HAI's 2% convertible debentures and warrants and the termination of the employment agreement with HAI's chairman, which we filed on October 11, 2000.

                 (3) Our current report on Form 8-K reporting the
                     consummation of the sale of certain assets related to HealthAxis' retail website to Digital Insurance, Inc., which we filed on October 27, 2000.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HealthAxis Inc.



Date: November 14, 2000                  By: /s/ Michael Ashker
      --------------------------------       -----------------------------------
                                             Michael Ashker, President
                                             and Chief Executive Officer



Date: November 14, 2000                  By: /s/ Anthony R. Verdi
      --------------------------------       -----------------------------------
                                             Anthony R. Verdi, Chief Financial
                                             Officer, Principal Accounting
                                             Officer and Treasurer