Form 10-Q/A
period 2000-06-30
HEALTHAXIS INC
filed 2000-11-17
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended ............................ June 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ........... to ...............
     Commission file number .............................. 0-13591


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

                                 HealthAxis Inc.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I  Financial Information

Item 1.  Restated Condensed Financial Statements
         Restated Consolidated Balance Sheets..................................3
         Restated Consolidated Statements of Operations........................4
         Restated Consolidated Statement of Changes in Stockholders' Equity....5
         Restated Consolidated Statement of Cash Flows.......................6-7
         Notes to Restated Condensed Consolidated Financial Statements......8-18


Item 2.  Management's Discussion and Analysis of Results
         Of Operations and Financial Condition.............................19-26


PART II  Other Information


    Items 1-6.................................................................27

    Reports on Form 8-K.......................................................27

Signatures....................................................................28

PART I. FINANCIAL INFORMATION

Item 1.   Restated Condensed Financial Statements

                        HealthAxis Inc. and Subsidiaries
                      Restated Consolidated Balance Sheets
             (Dollars in thousands except share and per share data)


                                                                                                     June 30,      December 31,
                                                                                                       2000             1999
                                                                                                    --------------------------
                                                                                                    (Unaudited)
Assets
Cash and cash equivalents                                                                           $  31,530         $ 58,069
Accounts receivable, net of allowance for doubtful accounts of $103                                     7,887                -
Prepaid expenses                                                                                          619
Other current assets                                                                                      297              549
                                                                                                    ----------        --------
         Total current assets                                                                          40,333           58,618

Property, equipment and software, less accumulated depreciation and
    amortization of $17,041 and $2,259, respectively                                                   13,085              357
Capitalized software and contract start-up costs, less accumulated amortization of $1,091               3,876                -
Goodwill, less accumulated amortization of $17,054 and $765, respectively                             665,130            7,114
Customer base,  less accumulated amortization of $2,151                                                15,054                -
Long-term receivables from employees                                                                      629                -
Acquisition costs                                                                                           -              750
Prepaid alliance agreements, net of accumulated amortization of $436                                        -
Assets held for sale                                                                                        -           12,458
Other assets                                                                                              713              305
                                                                                                    ---------         --------
         Total assets                                                                               $ 738,820         $ 79,602
                                                                                                    =========         ========

Liabilities and Stockholders' Equity (Deficiency)
Accounts payable                                                                                    $     619         $  1,823
Accrued liabilities                                                                                     8,609            4,746
Deferred revenues                                                                                         639                -
Obligations under capital lease                                                                           413              410
                                                                                                    ---------         --------
         Total current liabilities                                                                     10,280            6,979

Convertible debentures                                                                                 26,045           25,019
Federal income taxes                                                                                      585              585
Ceding commission liability                                                                             5,900            5,600
Post retirement and employment liabilities                                                              1,053            1,030
Obligations under capital lease                                                                           135              117
Other liabilities                                                                                          19                -
                                                                                                    ---------         --------
         Total liabilities                                                                             44,017           39,330

Commitments and Contingencies
Minority interest in HealthAxis:
    Common stock                                                                                      456,560           12,603
    Preferred stock                                                                                    15,049           15,049

Stockholders' Equity (Deficiency):
Preferred stock, par value $1:  authorized 20,000,000 shares:
    Series A cumulative convertible, none issued and outstanding                                            -                -
    Series B cumulative convertible, none issued and outstanding                                            -                -
Common stock, par value $.10:  authorized 50,000,000,
    issued and outstanding 13,097,618 and 13,027,668                                                    1,310            1,303
Common stock, Class A, par value $.10:  authorized 20,000,000,                                              -                -
    none issued and outstanding
Additional paid-in capital                                                                            324,954           81,798
Accumulated deficit                                                                                  (95,542)         (70,481)
Unearned compensation                                                                                 (7,528)                -
                                                                                                    ---------         --------
         Total stockholders' equity (deficiency)                                                    (223,194)           12,620
                                                                                                    ---------         --------
         Total liabilities and stockholders' equity (deficiency)                                    $ 738,820         $ 79,602
                                                                                                    =========         ========


                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                  Restated Consolidated Statement of Operations

       (Dollars in thousands, except share and per share data) (Unaudited)

                                                       Three months ended June 30,           Six months Ended June 30,
                                                         2000             1999                2000              1999
                                                        -----             -----               -----             ----


Revenue
                                                        $  10,362         $       -           $  21,738       $      -

Expenses:
     Cost of revenues                                       6,508                 -              14,247              -
     Operating                                              5,317                69               8,841            104
     Sales and marketing                                      424                86                 716            167
     General and administrative                             2,756             2,246               6,380          3,426
     Stock Based Compensation                               1,144                                 2,766
     Amortization of Intangibles                           11,479                 -              22,773              -
                                                        ---------         ---------           ---------       --------
             Total Expenses                                27,628             2,401              55,723          3,697
                                                        ---------         ---------           ---------       --------

     Operating Loss                                       (17,266)           (2,401)            (33,985)        (3,697)

     Interest and other income, net                           408               (84)               (177)          (421)
                                                        ---------         ---------           ---------       --------

     Loss before minority interest                        (16,858)           (2,485)            (34,162)        (4,118)

Minority interest in loss of subsidiary                     9,929               216              19,285            315
                                                        ---------         ---------           ---------       --------

Loss from continuing operations                            (6,929)           (2,269)            (14,877)        (3,803)

Loss from discontinued operations                          (2,616)           (8,235)             (6,341)        (9,568)
Loss on sale of discontinued operations                    (3,843)                -              (3,843)             -
                                                        ---------         ---------           ---------       --------
Loss on discontinued operations                            (6,459)           (8.235)            (10,184)        (9,568)
                                                        ---------         ---------           ---------       --------

      Net loss                                            (13,388)          (10,504)            (25,061)       (13,371)
                                                        ---------         ---------           ---------       --------

Dividends on preferred stock                                    -                35                   -             69
                                                        ---------         ---------           ---------       --------

Net loss applicable common stockholders                 $ (13,388)        $ (10,539)          $ (25,061)      $(13,440)
                                                        =========         =========           =========       ========

Loss per share of common stock (basic and
diluted)
   Continuing operations                                $    (.53)        $    (.19)          $   (1.14)      $   (.33)
   Discontinued operations                                   (.49)             (.69)               (.78)          (.81)
                                                        ---------         ---------           ---------       --------
   Net loss                                             $   (1.02)        $    (.88)          $   (1.92)      $  (1.14)
                                                        =========         =========           =========       ========


Weighted average common shares and equivalents
Used in computing (loss) per share
     Basic and diluted                                 13,098,000        12,039,000          13,072,000     11,797,000


                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
       Restated Consolidated Statements of Changes in Stockholders' Equity
                  (Dollars and shares in thousands) (Unaudited)

                                                                                   Additional
                                             Preferred Stock     Common Stock        Paid-In    Accumulated    Unearned
                                             Shares   Amount   Shares    Amount      Capital      Deficit    Compensation     Total
                                             ------   ------   ------    ------      -------      -------    ------------     -----
BALANCE, DECEMBER 31, 1999                        -   $    -   13,027    $ 1,303    $ 81,798   $ (70,481)     $      -     $ 12,620
Valuation of Insurdata options                                                                                 (10,691)     (10,691)
Net loss                                                                                         (25,061)                   (25,061
Amortization/forfeiture of unearned                                                                              3,163        3,163
 compensation
Stock options exercised                                            71          7         334                                    341
Issuance of stock in connection with
 acquisition of Insurdata Incorporated                                                242,617                                242,626
Stock options issued in lieu of compensation                                                                                    205
                                             ------   ------   -------  --------   ---------   ----------     ---------    --------
                                                                                         205
BALANCE, June 30, 2000                            -   $    -   13,098    $ 1,310   $ 324,954   $ (95,542)     $ (7,528)    $223,194
                                             ======   ======   ======    =======   =========   ==========     ========     ========



                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries

                 Restated Consolidated Statements of Cash Flows

                       (Dollars in thousands) (Unaudited)

                                                                                        Six Months Ended
          Cash flows from operating activities                                      June 30,            June 30,
                                                                                      2000                1999
                                                                                --------------------------------
              Net loss                                                              $ (25,061)         $ (13,371)
              Adjustments to reconcile net loss to net cash used in
          operating activities:
                 Loss on sale of discontinued operations                                3,843                  -
                 Depreciation and amortization                                         28,168              5,708
                 Net realized gain on sale of subsidiaries                                  -             (1,500)
                 Bad debt reserve                                                           6                  -
                 Minority interest in loss of subsidiary:
                      Share of loss from continuing operations                        (19,285)              (314)
                      Share of loss from discontinued operations                      (11,193)            (1,410)
                 Stock option compensation                                              2,766                  -
                 Loss on disposition of assets                                             80                  -
                 Interest on convertible debt                                           1,026                  -
                 Change in:
                   Accounts receivable                                                 (1,059)                 -
                   Premium due and uncollected, unearned premium and
                   premium received in advance                                              -               (144)
                   Prepaid expense                                                        137             (2,610)
                           Other Current Assets                                           252
                   Due to/from reinsurers                                                   -            (14,659)
                   Due from third party administrator                                       -              6,849
                   Deferred policy acquisition costs, net                                   -                (99)
                   Accrued investment income                                                -                 76
                   Other assets, current and deferred income taxes                       (111)                81
                   Accounts payable and accrued liabilities                            (3,649)                 -
                   Accrued commissions and expenses                                         -               (322)
                   Deferred revenues                                                      242                  -
                   Ceding commission and interest                                         300                300
                   Future policy benefits and claims                                       23            (15,059)
                   Other liabilities                                                     (349)             _   -
                                                                                      -------            -------
              Net cash used in operating activities                                   (23,870)           (36,474)
                                                                                      -------            -------

          Cash flows from investing activities
                 Sales of bonds                                                             -              5,979
                 Cash in acquired company                                               2,126                  -
                 Investment in capitalized software and contract start-up              (1,320)                 -
                 Other                                                                      2                  -
                 Payment of acquisition costs                                            (690)                 -
                 Maturities of investments and loans                                        -                 21
                 Loans to officer, director and shareholder                                 -                686
                 Purchases of property, equipment and software                         (3,034)            (1,147)
                                                                                      -------           --------
              Net cash provided by (used in) investing activities                      (2,916)             5,539
                                                                                      -------          ---------


                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries

                       (Dollars in thousands) (Unaudited)


                                                                                         Six Months Ended
                                                                                    June 30,            June 30,
                                                                                      2000                1999
                                                                                ---------------------------------
          Cash flows from financing activities
                 Withdrawals from contract holder deposit funds                           -                 (250)
                 Payments on capital leases                                            (277)                   -
                 Repayment of loans payable                                               -               (1,465)
                 Net proceeds from sales of HealthAxis common stock                       -                6,281
                 Net proceeds from the sales of HealthAxis preferred stock                -                8,123
                 Exercise of stock options                                              341                4,665
                 Exercise of HealthAxis options                                         183                    -
                 Dividends paid on preferred stock                                        -                  (70)
                                                                                -----------             --------
              Net cash (used in) provided by financing activities                       247               17,284
                                                                                -----------             --------
              (Decrease) in cash and cash equivalents                               (26,539)             (13,651)
              Cash and cash equivalents, beginning of period                         58,069               26,185
                                                                                -----------             --------
              Cash and cash equivalents, end of period                          $    31,530             $ 12,534
                                                                                ===========             ========

          Supplemental disclosure of cash flow information:
              Interest paid                                                     $       532             $    453
          Non-cash financing activities
              Issuance of warrants                                              $         -             $    867
              Exercise of options and warrants                                  $         -             $  1,513
              Repayment of loans payable                                        $         -             $ (2,400)
          Non-cash investing activities
              Sale of subsidiary                                                $         -             $  1,500



                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands


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

General

HealthAxis.com, Inc. ("HealthAxis") was formed as a Pennsylvania corporation on March 26, 1998. On January 7, 2000, HealthAxis completed a merger with Insurdata Incorporated ("Insurdata") as described in Note C (the "Insurdata Merger"). As a result of the merger, Insurdata became HealthAxis' application solutions group and HealthAxis' former business became the eDistribution Group. On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website, to Digital Insurance, Inc. ("Digital"), (see Note D). In connection with this transaction, HealthAxis and Digital entered into additional agreements also described in Note D.

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

As of December 31, 1999 and June 30, 2000, HAI owned 66.9% (15,801,644 shares owned out of 23,618,505 shares outstanding) and 34.7% (15,801,644 shares owned out of 45,508,640 shares outstanding), respectively, of HealthAxis' common and preferred stock. As of June 30, 2000, HAI owned 36.2% (15,355,728 shares owned out of 42,477,449 shares outstanding) of HealthAxis' common stock. Due to various voting trust agreements, HAI's affiliates had, as of June 30, 2000, voting power for an additional 25.3% of HealthAxis' common and preferred stock. As a result of HAI and its affiliates (who are members of the HealthAxis Board of Directors) having voting power with respect to a total of 60.0% of HealthAxis' common and preferred stock as of June 30, 2000, HAI has operating control and consolidates HealthAxis

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands


for financial reporting purposes. Due to amendments made to a voting trust, HAI and its affiliates have voting power with respect to a total of 54.2% of HealthAxis' common and preferred stock as of July 31, 2000.

The Board of Directors of HealthAxis will consist of up to nine members. UICI and HAI may each independently nominate three nominees to the board, and, the remaining three directors will be nominated by mutual agreement of HAI (acting by the vote of a majority of the members of the board that were not nominated by or agreed to by UICI) and UICI. At June 30, 2000, the board was comprised of seven members, with three nominated by HAI, three nominated by UICI and one nominated by mutual agreement of HAI and UICI. At June 30, 2000, two of HealthAxis' board members also serve on the Board of Directors of UICI, four of HealthAxis' board members also serve on the Board of Directors of HAI and the seventh board member is an officer of HealthAxis.

On November 30, 1999, the Company sold its remaining insurance operations, which were conducted through Provident Indemnity Life Insurance Company ("PILIC"). In addition, on June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets to Digital (see Note D). As a result, the financial statements have been restated to reflect the results of operations of PILIC and the eDistribution Group as those of discontinued business segments.

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

Note B - Restated Financial Statements

These financial statements have been restated to reverse the write off of goodwill associated with the Insurdata Merger (as described in Note C) which was previously written off on June 30, 2000 and to adjust the life of the goodwill from 5 years to 20 years. The goodwill write off was reversed since no event, as defined by SFAS 121, occurred which would permit the write off of impaired goodwill at this time. The change in life is related to further review of APB 17.

Note C - Merger with Insurdata Incorporated

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

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands


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
                                                           ---------
                                                           $ 723,927
                                                           =========

In connection with the Insurdata Merger, HealthAxis recorded an increase in minority interest in HealthAxis common stock totaling $479,775, and an increase to additional paid-in capital of $242,713. The increase in additional paid-in capital represents dilution to minority shareholders resulting from the Insurdata Merger.

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

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands


Unaudited pro forma financial information for the three and six months ended June 30, 1999, as though the Insurdata Merger had occurred on January 1, 1999, is as follows:

                                                  Three Months     Six Months
                                                     Ended           Ended
                                                ------------------ ------------
                                                           June 30, 1999
                                                -------------------------------
         Revenues                                 $    10,504      $  20,500
         Net Loss                                 $    (7,514)     $ (12,256)
         Net loss per common share                $     (0.62)     $   (1.04)
         Weighted average common shares
            outstanding (basic and diluted)        12,039,000     11,797,000

Note D - Discontinued Operations

On November 30, 1999, the Company sold PILIC, a wholly owned subsidiary, to AHC Acquisition, Inc., a corporation owned by Mr. Alvin H. Clemens, HAI's chairman of the board of directors. PILIC represented the last of the Company's remaining insurance operations. The operating results of PILIC have been reported as discontinued operations for all periods presented.

On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital. On September 29, 2000, HealthAxis and Digital entered into an Amendment to the Asset Purchase Agreement which amends among other things, the payment terms in the original agreement. Included in the sale was the eDistribution Group's current and next generation of the retail website user interface (the presentation layer of the website that includes the graphical templates that create the look and feel of the website), all existing in-force insurance policies, certain physical assets, and agreements, including, but not limited to portal marketing agreements and agreements related to the affiliate partner program. This transaction closed on October 13, 2000. The consideration received by HealthAxis in return for these assets consists of: $500 in cash at closing; a $500 note at closing; 11% of the outstanding shares of Digital, on a fully-diluted basis, at closing; and a portion of Digital's net commission revenues received by Digital through the acquired website user interface or an affinity partner. In accordance with Accounting Principle Board Opinion No. 30, HealthAxis has reported the operations of the eDistribution Group as a discontinued operation for all periods presented.

In connection with the Digital Sale, HealthAxis and Digital entered into a Software License and Consulting Agreement that provides HealthAxis with: a perpetual nonexclusive license to use and sublicense, subject to certain restrictions, the retail website user interface sold to Digital Insurance; licensing fees over the next 30 months of $3.0 million for software owned by HealthAxis that will be used by Digital in conjunction with the user interface it purchased; and service fees over the next 12 months of a minimum of $3.0 million for services relating to customizing, maintaining and upgrading the user interface and other software.

An estimated loss on the sale of discontinued operations in the amount of $3,843 has been recorded as of the date of the sale agreement. Included in the loss is $2,250 representing management's estimate of the

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands


amount of expected future losses from the eDistribution Group during the phase-out period from July 1, 2000 to December 31, 2000.

A summary of the major components of the estimated loss on the sale of the assets to Digital on June 30, 2000 is as follows:

         Value of Digital shares received                               $   297
         Goodwill attributable to the eDistribution Group                (5,801)
         Cash to be received at closing                                   1,000
         Provision for eDistribution Group's future losses               (2,250)
         Book value of other eDistribution Group assets                  (3,877)
         Minority interest share of loss                                  6,788
                                                                        -------
         Estimated loss on sale of discontinued operations              $(3,843)
                                                                        =======

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands


Following is a summary of the results of the Company's discontinued operations including both the discontinued insurance operations and eDistribution Group operations for the three months and the six months ended June 30, 2000 and 1999:

                                                                               Three Months Ended
                                                   ---------------------------------------------------------------------------
                                                              June 30, 2000                          June 30, 1999
                                                   ------------------------------------   ------------------------------------
                                                   eDistribution Insurance                EDistribution  Insurance
                                                      Group     Operations    Total           Group     Operations   Total
                                                   ------------------------------------   ------------------------------------

 Revenue:
      Insurance operations revenue                       $    -      $   -     $     -           $    -    $ 3,057    $ 3,057
      Interactive commission and fee revenue                375          -         375               35          -         35
                                                   ------------------------------------   ------------------------------------
      Total Revenue                                         375          -         375               35      3,057      3,092

 Expenses:
      Insurance operations expenses                           -          -           -                -      6,183      6,183
      Operating and development                           2,826          -       2,826            1,666          -      1,666
      Sales and marketing                                 4,289          -       4,289            4,605          -      4,605
      General and administrative                             18          -          18               12          -         12
      Amortization of assets related to acquisition         479          -         479                -          -          -
                                                   ------------------------------------   ------------------------------------
      Total expenses                                      7,612          -       7,612            6,283      6,183     12,466
                                                   ------------------------------------   ------------------------------------
      Operating loss                                     (7,237)         -      (7,237)          (6,248)    (3,126)    (9,374)
      Interest and other income, net                          -          -           -                -          -          -
                                                   ------------------------------------    -----------------------------------
      Loss before income taxes and minority interest     (7,237)         -      (7,237)          (6,248)    (3,126)    (9,374)
      Provision for income taxes                              -          -           -                -        (3)        (3)
                                                   ------------------------------------   -------------------------------------
      Loss before minority interest                      (7,237)         -      (7,237)          (6,248)    (3,129)   (9,377)
      Minority interest in loss of subsidiary             4,621          -       4,621            1,142          -      1,142
                                                   ------------------------------------   ------------------------------------
      Loss from discontinued operations                $ (2,616)     $   -     $(2,616)       $  (5,106)   $(3,129)   $(8,235)
                                                   ====================================   ====================================

                                                                              Six Months Ended
                                                   ---------------------------------------------------------------------------
                                                            June 30, 2000                            June 30, 1999
                                                   ------------------------------------   ------------------------------------
                                                   eDistribution  Insurance               eDistribution   Insurance
                                                      Group       Operations    Total         Group       Operations   Total
                                                   ------------------------------------   ------------------------------------

 Revenue:
      Insurance operations revenue                       $    -    $     -   $       -        $       -  $   7,461   $  7,461
      Interactive commission and fee revenue                672          -         672               41          -         41
                                                   ------------------------------------   ------------------------------------
      Total Revenue                                         672          -         672               41      7,461      7,502
 Expenses:
      Insurance operations expenses                           -          -           -                -     10,251     10,251
      Operating and development                           5,741          -       5,741            1,926          -      1,926
      Sales and marketing                                11,496          -      11,496            6,268          -      6,268
      General and administrative                             18          -          18               15          -         15
      Amortization of assets related to acquisition         956          -         956                -          -          -
                                                   ------------------------------------   -----------------------------------
      Total expenses                                     18,211          -      18,211            8,209     10,251     18,460
                                                   ------------------------------------   ------------------------------------

      Operating loss                                    (17,539)         -     (17,539)          (8,168)    (2,790)   (10,958)
      Interest and other income, net                         (1)         -          (1)               -          -          -
                                                   ------------------------------------   ------------------------------------
      Loss before income taxes and minority interest    (17,540)         -     (17,540)          (8,168)    (2,790)   (10,958)
      Provision for income taxes
                                                              -          -           -                -        (19)       (19)
                                                   ------------------------------------   ------------------------------------
      Loss before minority interest                     (17,540)         -     (17,540)          (8,168)    (2,809)   (10,977)

      Minority interest in loss of subsidiary            11,199          -      11,199            1,410          -      1,410
                                                   ------------------------------------   ------------------------------------
      Loss from discontinued operations                $ (6,341)   $     -   $  (6,341)        $ (6,758)   $(2,809)  $ (9,567)
                                                   ====================================   ====================================

                                 Page 13 of 28

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands


Note  E - Revenue Recognition

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

Note F - Related Party Transactions

HealthAxis conducts a significant amount of business with a major shareholder, UICI. HealthAxis currently provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements ranging from one to five years, with annual renewable options thereafter. These services include the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. UICI and its subsidiaries and affiliates constitute, in the aggregate, HealthAxis' largest customer. For the three months and the six months ended June 30, 2000, UICI and its subsidiaries and affiliates accounted for an aggregate of $6,935 (67%) and $14,276 (66%), respectively, of HealthAxis' total revenues. As of June 30, 2000, HealthAxis had trade receivables from UICI and its subsidiaries and affiliates of $3,285 (42%).

Note G - Capitalized Software and Contract Start-up Costs

Developed Software

HealthAxis incurs development costs that relate primarily to the development of new products and major enhancements to existing services and products. HealthAxis expenses or capitalizes, as appropriate, these development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands


for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. All development costs related to software development projects incurred prior to the time a project has reached technological feasibility are expensed. Software development costs incurred subsequent to reaching technological feasibility are capitalized. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. HealthAxis capitalized $1,292 in software development costs during the six months ended June 30, 2000. All software development costs capitalized are amortized using an amount determined as the greater of (i) the gross revenue method or (ii) the straight-line method over the remaining economic life of the product (generally three to five years). HealthAxis recorded amortization expense relating to capitalized software development costs of $258 and $503 during the three months and six months ended June 30, 2000, respectively, which is included in merger related costs (see Note H).

Contract Start-up Costs

HealthAxis capitalizes costs directly attributable to contract start-up activities in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Costs capitalized include direct labor and fringe benefits. Such costs are amortized over the life of the respective contract. All other start-up costs not directly related to contracts are expensed in accordance with SOP 98-5, Reporting on the Costs of Start-up Activities. Contract start-up costs capitalized during the six months ended June 30, 2000 totaled $28. HealthAxis recorded amortization expense relating to contract start-up costs of $86 and $174 during the three months and the six months ended June 30, 2000, respectively.

Note H - Amortization of Intangibles

The Company records expenses stemming from the Insurdata Merger and the HAI merger related costs. Such costs include the amortization of acquired intangibles and unearned compensation, plus other administrative costs and expenses associated with both mergers. Merger related costs is comprised of the following for the three months and the six months ended June 30, 2000:

                                               Three Months          Six Months
                                                  Ended                 Ended
                                              -----------------     ------------
                                                         June 30, 2000
                                              ----------------------------------
    Amortization of goodwill                  $      9,184          $     18,368
    Amortization of customer base                    1,075                 2,151
    Amortization of developed software                 239                   477
    Amortization of unearned compensation              981                 1,777
                                              ------------          ------------
                                              $     11,479          $     22,773
                                              ============          ============

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands


Note I - HealthAxis.com, Inc. Stock Options

During the first quarter of 2000, the board of directors of HealthAxis granted 1,178,200 options under its 1998 Stock Option Plan (the "1998 Plan"). All such options were granted with an exercise price of $15.00 per share, which represented the fair value of the HealthAxis common stock as determined by the Board of Directors based upon privately negotiated equity transactions. Since this grant price was below the public fair market value of HAI's common stock on the dates of the grants, HAI has recorded compensation expense of $2,331 for the six months ended June 30, 2000 which is included in merger related costs. This expense is based upon the intrinsic value method under Accounting Principles Board opinion No. 25 Accounting for Stock Issued to Employees.

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

Note J - Subsequent Events

UICI Voting Trust Agreement
The UICI Voting Trust agreement, dated February 11, 2000, was amended, effective July 31, 2000, to among other things, extend the termination date of the trust if the HAI merger is not consummated to March 31, 2001, and revise the procedure by which a successor trustee is elected.

Agent Stock Options Amended
On September 29, 2000, HAI entered into an agreement with certain of its former agents which, among other things, reduced the exercise price of the options to purchase 318,042 shares of HAI's common stock from original exercise prices ranging from $4.75 to $14.63 per share to $4.25 per share. The agreement also reduces the payments required to be made pursuant to a registration rights agreement with such individuals in the event HAI does not register the shares issuable upon the exercise of the options within certain specified time frames. HAI will recognize an expense amounting to $500 related to this repricing which will be included in stock based compensation.

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands


NASDAQ Delisting
The Company was notified by NASDAQ that it does not meet the NASDAQ maintenance criteria for continued listing due to the decline in its stock price and its Common Stock will be delisted on November 9, 2000 if it does not achieve compliance by November 7, 2000. The Company has filed a request for appeal of the delisting that stayed the delisting of the Common Stock pending the appeal panel's decision. At the NASDAQ hearing on December 8, 2000, the Company currently intends to appeal the delisting decision in light of the pending HAI merger. The Company believes that it will be in compliance with these requirements upon completion of the HAI merger.

HAI Merger
On September 29, 2000, the parties entered into an Amended and Restated Agreement and Plan of Reorganization, which among other things, set the exchange ratio at 1.334, extended the date by which either party may terminate the agreement if the merger is not consummated by March 31, 2001, and to allow HealthAxis to terminate the agreement if HAI is not unconditionally and irrevocably released from a guarantee agreement with Hanover Life Reassurance Company of America by October 31, 2000.

Convertible Debentures
On September 20, 2000, Al Clemens, the Chairman of HAI and HealthAxis, UICI, and a third party investor purchased $5 million in principal amount of HAI's convertible debentures at a discount from one of the original debenture holders. In connection with this transaction, HAI issued a warrant to purchase 50,000 shares of its common stock at an exercise price of $3.01 per share to the selling debenture holder. HAI will recognize an expense amounting to $115 related to these warrants which will be included in stock based compensation.

On September 28, 2000, HAI entered into an Amendment to the Securities Purchase Agreement dated September 14, 1999 between HAI and the holders of HAI's $27.5 million 2% convertible debentures due September 14, 2002, which were initially issued in a private placement to institutional investors on September 15, 1999. In accordance with the terms of the Amendment, the terms of the debentures were amended to, among other things, extend the maturity of the debentures to September 14, 2005, to change the conversion price to $9.00 per share and to modify the events of default. Based upon the revised conversion price upon the closing of this transaction, the amended debentures will be convertible into 3,055,555 shares of HAI's common stock. The terms of the Warrants to purchase 202,802 shares of HAI's common stock issued to the purchasers of the debentures were also amended to reduce the exercise price to $3.01 and to extend the exercise period of the warrants for an additional year, or until September 13, 2005. In addition, as part of this transaction, HAI and the holders of the debentures intend to enter into an Amended and Restated Registration Rights Agreement.

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands


The Amendment to the Securities Purchase Agreement provides that, among other things, the amendments to the debentures, warrants and the registration rights agreement will take effect on or before the fifth business day after HAI's shareholders have approved the HAI merger. The holders of the debentures have agreed to conditionally waive and suspend any and all past or current defaults or violations arising under the debenture or the registration rights agreement, and to forbear from enforcing any and all past or current defaults or violations by HAI arising under the debentures or the registration rights agreement as well as any prospective defaults or violations arising under these agreements from September 28, 2000 through the closing date of the HAI merger. . Certain penalties are being accrued at $0.3 million per month beginning in September 2000 and will be due in full if the merger is not approved or is terminated prior to March 31, 2001. When the merger is final, these penalties will be reversed.

Employee Termination Agreement
On August 15, 2000, Mr. Clemens, HealthAxis and HAI entered into a termination agreement of Mr. Clemens' current employment contract. Pursuant to the terms of the termination agreement, Mr. Clemens will receive aggregate payments of $2,125 paid in quarterly installments over five years. HAI may, at its option, make the quarterly payments due to Mr. Clemens in shares of HAI common stock not to exceed 500,000 shares. Except for the general release of HealthAxis which is effective as of August 15, 2000, the termination agreement becomes effective upon consummation of the HAI merger. If the HAI merger is not consummated by June 30, 2001, all of the terms of the termination agreement, except for the release of HealthAxis, will be void, and Mr. Clemens' amended employment agreement would again be in effect.

Settlement with RCH
Under the Amended and Restated Merger Agreements, HealthAxis may terminate the Reorganization if HAI is not unconditionally and irrevocably released from the guarantee agreement with Hannover Life Reassurance Company of America by October 31, 2000. On October 26, 2000, the HealthAxis Board agreed that it would not terminate the merger agreements. HAI and Hannover Life Reassurance Company of America are currently in the process of negotiating a settlement regarding the outstanding amount.

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

         As of December 31, 1999 and June 30, 2000, HAI owned 66.9% (15,801,644 shares owned out of 23,618,505 shares outstanding) and 34.7% (15,801,644 shares owned out of 45,508,640 shares outstanding), respectively, of HealthAxis' common and preferred stock. Due to various voting trust agreements, HAI's affiliates had, at June 30, 2000, voting power for an additional 25.3% of HealthAxis' common and preferred stock. As of June 30, 2000, HAI owned 36.2% (15,355,728 shares owned out of 42,477,449 shares outstanding) of HealthAxis' common stock. As a result of HAI and its affiliates having voting power with respect to 60.0% of HealthAxis' common and preferred stock as of June 30, 2000, HAI consolidated HealthAxis.

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

         On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website, to Digital Insurance ("Digital"), which was amended on September 15, 2000. This transaction closed on October 13, 2000. HealthAxis anticipates that, by virtue of the license and service agreements between Digital and HealthAxis, revenues will increase.

         The Company was notified by NASDAQ that it does not meet the NASDAQ maintenance criteria for continued listing due to the decline in its stock price and that its Common Stock will be delisted on November 9, 2000 if it does not achieve compliance by November 7, 2000. The Company filed a request for appeal which stayed the delisting of the Common Stock pending the appeal panel's decision. At the NASDAQ hearing on December 8, 2000, the Company currently intends to appeal the delisting decision in light of the pending HAI merger. The Company believes that it will be in compliance with these requirements upon completion of the HAI merger.

Results of Operations

Six months ended June 30, 2000 compared to six months ended June 30, 1999.

         Net loss applicable to common stock. Net loss applicable to common stock was $25.1 million, or ($1.92) per basic and diluted share for six months ended June 30, 2000, compared to net loss of $13.4 million, or ($1.14) per basic and diluted share for six months ended June 30, 1999. The results of operations from the six months ended June 30, 2000 include a net loss from discontinued operations of $10.2 million as compared to a $9.6 million loss from discontinued operations for the six months ended June 30, 1999. The increased loss was primarily attributable to the intended sale of certain assets to Digital pursuant to an agreement dated June 30, 2000, which resulted in the elimination all of the goodwill that had been recorded with the Insurdata merger. The loss from continuing operations increased from a loss of $3.8 million for the six months ended June 30, 1999 to a loss of $14.9 million for the six months ended June 30, 2000 due to the addition of the operations of the divisions of Insurdata which were merged in January 2000.

         Revenues. Revenue were $21.7 million for the six months ended June 30, 2000 as compared to no revenue for the six months ended June 30, 1999. The Digital Sale resulted in all revenues from 1999 being reported as discontinued operations. All revenues in 2000 are derived from the merged divisions of Insurdata. It is anticipated that revenues will increase, due in part to the software and consulting services that HealthAxis will provide to Digital, which began in July 2000 and for the year ended December 31, 2000 are expected to be $2.1 million.

         Cost of revenues. Cost of revenues of $14.2 million for the six months ended June 30, 2000 represents the expense of the billable hours that generated professional service revenues, which include the direct costs of employees. HealthAxis expects that the cost of revenues will increase in direct proportion with revenues. These costs are related specifically to the addition of the merged divisions of Insurdata; therefore, there were no similar costs in the comparative six months ended June 30, 1999.

         Operating expenses. Operating expenses were $8.8 million for the six months ended June 30, 2000 as compared to $0.1 million for the six months ended June 30, 1999, with the increase due to the operations of the merged divisions of Insurdata. Operating expenses primarily include technical salaries and benefits for employees who provide support and maintenance to clients and internal support.

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

         Sales and marketing expenses. Sales and marketing expenses were $0.7 million for the six months ended June 30, 2000 as compared to $0.2 million for the six months ended June 30, 1999. This increase was due primarily to increased personnel and additional initiatives, including direct mail, media advertising, and trade shows, in the six months ended June 30, 2000 as compared to the same period in 1999. Sales and marketing expense consist primarily of salaries and benefits to marketing personnel, which included fourteen employees at June 30, 2000 and three employees at June 30, 1999. To support the business strategy, sales and marketing expenses are expected to increase as the sales force is expanded.

         General and Administrative Expenses. General and administrative expenses were $6.4 million for the six months ended June 30, 2000 as compared to $3.4 million for the six months ended June 30, 1999. This increase was due primarily to the Insurdata merger. Employee and recruiting expenses increased from $1.3 million for the six months ended June 30, 1999 to $3.2 million for the six months ended June 30, 2000, while professional fees and overhead expenses increased from $2.1 million for the six months ended June 30, 1999 to $3.2 million for the six months ended June 30, 2000. The proposed sale of assets to Digital did not materially affect general and administrative expenses. General and administrative expenses include executive management, accounting, legal and human resource personnel and expenditures for applicable overhead costs.

         Stock based compensation. Stock based compensation expense was $2.8 million for the six months ended June 30, 2000 as compared to zero for the six months ended June 30, 1999. This increase was due to stock option activity during the six months ended June 30, 2000, including HAI's accelerated vesting and HealthAxis' amortization of fixed options issued below market and variable accounting for repricing of options. HealthAxis' amortization of $2.6 million was the primary expense for the six months ended June 30, 2000.

         Amortization of intangibles. Amortization of intangibles of $22.8 million for the six months ended June 30, 2000 primarily consisted of the amortization of goodwill of $18.4 million related to the Insurdata Merger. There was no amortization of intangibles in the comparative period ending June 30, 1999.

         Net interest and other income, net. Net interest expense was $0.2 million for the six months ended June 30, 2000 as compared to a net expense of $0.4 million for the six months ended June 30, 1999. The decrease in expense was due primarily to HealthAxis' higher cash balances throughout the reporting period compared to the first six months of 1999. HealthAxis invests most of its cash in highly liquid short-term investments. For the six months ended June 30, 2000, HealthAxis' interest income of $1.1 million was partially offset by HAI's $1.3 million of interest expense on convertible debt.

         Net loss from discontinued operations. Net loss from discontinued operations of $10.2 million included a $3.9 million loss on the sale of certain assets to Digital and $6.3 million loss related to discontinued operations as compared to $9.6 million loss related to discontinued operations for the six months ended June 30, 1999. The Company's discontinued operations were conducted through HealthAxis' former eDistribution Group for the six months ended June 30, 1999 and 2000 and through the Discontinued Insurance Operations for the six months ended June 30, 1999. The eDistribution Group and the Insurance Operations are being reported as discontinued operations for all periods presented.

         HealthAxis has recorded a loss from discontinued operations of $3.8 million in connection with the sale of certain assets to Digital, which closed on October 13, 2000. The loss on sale primarily includes goodwill attributable to the eDistribution Group of $5.8 million and the book value of other eDistribution Group assets of $3.9 million and as partially offset by the minority interest in the HealthAxis loss of $6.8 million.

         Agreement and Plan of Reorganization between HAI and HealthAxis. On January 26, 2000, HAI, HealthAxis and a wholly owned subsidiary of HAI entered into the Agreement and Plan of Reorganization which provides for the merger of HealthAxis with and into the subsidiary of HAI which will result in former shareholders of HealthAxis becoming shareholders of HAI. This transaction is referred to as the HAI Merger(we use small "m" throughout this document). These agreements were amended and restated on September 29, 2000, and further amended and restated on October 26, 2000. The HAI subsidiary will continue as the surviving corporation of the HAI Merger, will retain all of its separate corporate existence and will be known as HealthAxis.com Inc. The HAI Merger will be accounted for by HAI as a purchase of minority interest in accordance with generally accepted accounting principles. As a result of the HAI merger, the preferred and common stock of HealthAxis will be converted to 1.334 shares of HAI common stock eliminating all minority interest in HealthAxis and the minority interest net loss of subsidiary line item on the statement of operations. In addition, HAI will convert outstanding HealthAxis options and warrants into options or warrants to purchase HAI common stock. HAI anticipates that HAI will issue a total of 39,629,133 shares of HAI common stock to HealthAxis shareholders in the HAI merger. HAI also anticipates that HAI will issue up to approximately 7,068,046 shares of HAI common stock upon the exercise of options and warrants to purchase HealthAxis common stock to be assumed by HAI. There can be no assurance, however, that the conditions to the HAI merger will be satisfied or that the HAI merger documents will not be terminated.

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

         Net loss applicable to common stock. Net loss applicable to common stock was $13.4 million, or ($1.02) per basic and diluted share, for three months ended June 30, 2000 compared to net loss of $10.5 million, or ($0.88) per basic and diluted share, for three months ended June 30, 1999. The increased loss was due to the Insurdata merger and offset by the sale of the Insurance Division in November 1999. The three months ended June 30, 2000 results include a net loss from discontinued operations of $6.5 million as compared to $8.3 million loss from discontinued operations for the three months ended June 30, 1999.

         Revenues. Revenue was $10.4 million for the three months ended June 30, 2000 as compared to no revenue for the three months ended June 30, 1999. This increase was related to the addition of the operations of the divisions of Insurdata.

         Cost of revenues. Cost of revenues of $6.5 million for the three months ended June 30, 2000 represents the expense of the billable hours that generated professional service revenues, which include the direct costs of employees. HealthAxis expects that the cost of revenues will increase in direct proportion with revenues. These costs are related specifically to the addition of the merged divisions of Insurdata; therefore, there were no similar costs in the comparative three months ended June 30, 1999.

         Operating expenses. Operating expenses were $5.8 million for the three months ended June 30, 2000 as compared to approximately $69,000 for the three months ended June 30, 1999, with the increase due to the operations of the merged divisions of Insurdata. Operating expenses primarily include technical salaries and benefits for employees who provide support and maintenance to clients and internal support.

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

         General and Administrative Expenses. General and administrative expenses were $2.8 million for the three months ended June 30, 2000 as compared to $2.2 million for the three months ended June 30, 1999. This increase was due primarily to the Insurdata merger. Employee and recruiting expenses increased from $0.8 million for the three months ended June 30, 1999 to $1.4 million for the three months ended June 30, 2000, while professional fees and overhead expenses increased from $1.4 million for the three months ended June 30, 1999 to $1.4 million for the three months ended June 30, 2000. General and administrative expenses include executive management, accounting, legal and human resource personnel and expenditures for applicable overhead costs.

         Stock based compensation. Stock based compensation expense was $1.1 million for the three months ended June 30, 2000 as compared to zero for the three months ended June 30, 1999. This increase was due to HealthAxis' amortization of fixed options issued below market and variable accounting for repricing of options.

         Amortization of intangibles. Amortization of intangibles of $11.0 million for the three months ended June 30, 2000 primarily consisted of the amortization of goodwill of $8.7 million related to the Insurdata Merger. There was no amortization of intangibles in the comparative period ending June 30, 1999.

         Net interest and other income, net. Net interest income was $0.4 million for the three months ended June 30, 2000 as compared to net interest expense of $84,000 for the three months ended June 30, 1999. For the three months ended June 30, 2000, HealthAxis' interest income of $0.9 million was partially offset by HAI's $0.5 million of interest expense on convertible debt.

         Net loss from discontinued operations. Net loss from discontinued operations of $6.5 million included a $3.8 million loss on the sale of certain assets to Digital and $2.6 million loss in discontinued operations as compared to $8.3 million loss in discontinued operations for the three months ended June 30, 1999. The Company's discontinued operations were conducted through its former eDistribution Group for the three months ended June 30, 2000 and 1999 and through its Discontinued Insurance Operations for the three months ended June 30, 1999. The eDistribution Group and Insurance Operations are being reported as discontinued operations for all periods presented.

Liquidity and Capital Resources

         General. A major objective of management is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short term equivalents plus funds generated from operating cash flow.

         The primary source of cash was revenues and debt and equity financing. The primary uses of cash were payments to Internet portals under the interactive marketing agreements, employee-related expenses, cost of revenues, website enhancements, and marketing costs. At June 30, 2000, the Company had a cash balance of $31.5 million, $31.2 million was owned by HealthAxis. At December 31, 1999, the Company had a cash balance of $58.1 million, of which $56.5 million was owned by HealthAxis. HealthAxis believes that its current cash and cash equivalents will be sufficient to fund HealthAxis' operations. HealthAxis expects to turn cash flow positive by the second quarter of 2001.

         HAI's liquidity needs will be met through loan agreements which HealthAxis. .HAI entered into the loan agreements as of September 29, 2000 in order to fund the operations and commitments of HAI until the HAI Merger is consummated. The interest on the principal under each note will accrue at 12% per annum from the date of the note until the date the note terminates.

         During the six months ended June 30, 2000, HealthAxis' liquidity requirements were primarily met through the cash available from the December 7, 1999 equity financing and revenues. The primary uses of cash were operating costs and payments to Lycos, Inc., Snap!, LLC, CNet Inc. and Yahoo! under the interactive marketing agreements. During the six months ended June 30, 1999, HealthAxis' liquidity requirements were primarily met through the issuance of debt and equity securities. The primary uses of cash were operating costs and payments made to Internet portals under the interactive marketing agreements.

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

         On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital, which was amended on September 15, 2000. This transaction closed on October 13, 2000. In connection with this sale, HealthAxis received $500 thousand in cash at closing and $500 thousand as a promissory note. In addition, license fees totaling $3.0 million are to be paid over thirty months and technology services totaling a minimum of $3.0 million are to be paid over the next 12 months. In addition to the increase in revenues, the sale to Digital is expected to result in decreased cash usage related to the operating expenses and sales and marketing expenses currently reported in the loss from discontinued operations. General and administrative expenses are not expected to be effected by this sale.

         During 1998 and 1999, HealthAxis entered into agreements with AOL, Lycos, CNet, Snap! and Yahoo!. In connection with these interactive marketing agreements, HealthAxis has paid $3.8 million through June 30, 2000, which completes HealthAxis' commitment related to these agreements. During the six months ending June 30, 1999, HealthAxis had paid $2.6 million in cash in connection with these agreements. As a result of HealthAxis' change in marketing strategy during the first quarter of 2000, HealthAxis did not renew any of these interactive marketing agreements.

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








                                            HealthAxis Inc.




Date:    November 17, 2000                 By: /s/ Michael Ashker
-------------------------------------      -------------------------------------
                                           Michael Ashker
                                           President and Chief Executive Officer




Date:    November 17, 2000                 By:  /s/ Anthony R. Verdi
-------------------------------------      -------------------------------------
                                           Anthony R. Verdi
                                           Chief Financial Officer, Principal
                                           Accounting Officer and Treasurer