Form 10-Q/A
period 2000-03-31
HEALTHAXIS INC
filed 2000-12-19
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended...............March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from...............to...............

                  Commission file number...............0-13591


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

                                 HealthAxis Inc.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I  Financial Information



Item 1. Restated Condensed Financial Statements
        Restated Consolidated Balance Sheets...................................3
        Restated Consolidated Statements of Operations.........................4
        Restated Consolidated Statement of Changes in Stockholders' Equity.....5
        Restated Consolidated Statement of Cash Flows........................6-7
        Notes to Restated Condensed Consolidated Financial Statements.......8-16


Item 2. Management's Discussion and Analysis of Results
        Of Operations and Financial Condition..............................17-21


Item 3. Quantitative and Qualitative Disclosures About Market Risk............21

PART II Other Information

        Items 1-5.............................................................22
        Item 6. Reports on Form 8-K...........................................22

Signatures....................................................................23

PART I. FINANCIAL INFORMATION
Item 1. Restated Condensed Financial Statements

                        HealthAxis Inc. and Subsidiaries
                      Restated Consolidated Balance Sheets
             (Dollars in thousands except share and per share data)

                                                                                                    March 31,       December 31,
                                                                                                      2000              1999
                                                                                                   -----------      ------------
                                                                                                   (Unaudited)
Assets
Cash and cash equivalents                                                                            $ 44,612         $ 58,069
Accounts receivable, net of allowance for doubtful accounts of $129                                     7,454                -
Prepaid expenses                                                                                          704
Other current assets                                                                                      416              549
                                                                                                     --------          -------
         Total current assets                                                                          53,186           58,618

Property, equipment and software, less accumulated depreciation and
    amortization of $15,980 and $2,259, respectively                                                   12,917              357
Capitalized software and contract start-up costs, less accumulated amortization of $747                 3,152                -
Goodwill, less accumulated amortization of $54,086 and $765, respectively                             680,115            7,114
Customer base,  less accumulated amortization of $1,076                                                16,129                -
Long-term receivables from employees                                                                      641                -
Acquisition costs                                                                                         341              750
Prepaid alliance agreements, net of accumulated amortization of $891 and $436, respectively                                  -
Assets held for sale                                                                                    4,797           12,458
Other assets                                                                                              395              305
                                                                                                     --------          -------
         Total assets                                                                                $771,673          $79,602
                                                                                                     ========          =======

Liabilities and Stockholders' Equity
Accounts payable                                                                                      $ 1,974          $ 1,823
Accrued liabilities                                                                                     7,725            4,746
Deferred revenues                                                                                         619                -
Obligations under capital lease                                                                           503              410
                                                                                                     --------          -------
         Total current liabilities                                                                     10,821            6,979

Convertible debentures                                                                                 25,526           25,019
Federal income taxes                                                                                      585              585
Ceding commission liability                                                                             5,750            5,600
Post retirement and employment liabilities                                                              1,042            1,030
Obligations under capital lease                                                                           175              117
Other liabilities                                                                                          30                -
                                                                                                     --------          -------
         Total liabilities                                                                             43,929           39,330

Commitments and Contingencies Minority interest in HealthAxis:
    Common stock                                                                                      478,052           12,603
    Preferred stock                                                                                    15,049           15,049

Stockholders' Equity:
Preferred stock, par value $1:  authorized 20,000,000 shares:
    Series A cumulative convertible, none issued and outstanding                                            -                -
    Series B cumulative convertible, none issued and outstanding                                            -                -
Common stock, par value $.10:  authorized 50,000,000,
    issued and outstanding 13,097,618 and 13,027,668 shares                                             1,310            1,303
Common stock, Class A, par value $.10:  authorized 20,000,000,                                              -                -
    none issued and outstanding
Additional paid-in capital                                                                            325,041           81,798
Accumulated deficit                                                                                  (81,813)         (70,481)
Unearned compensation                                                                                 (9,895)                -
                                                                                                     --------          -------
         Total stockholders' equity                                                                   234,643           12,620
                                                                                                     --------          -------
         Total liabilities and stockholders' equity                                                  $771,673          $79,602
                                                                                                     ========          =======

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                 Restated Consolidated Statements of Operations

       (Dollars in thousands, except share and per share data) (Unaudited)


                                                                 Three Months Ended,
                                                             March 31,         March 31,
                                                               2000               1999
                                                            -----------------------------
Revenue                                                      $ 11,375            $     -

Expenses:
    Cost of revenues                                            8,203                  -
    Operating                                                   3,959                 36
    Sales and marketing                                           648                 84
    General and administrative                                  4,446              1,180
    Amortization of intangibles                                10,498                  -
                                                             --------            -------
       Total expenses                                          27,754              1,300
                                                             --------            -------

    Operating loss                                            (16,379)            (1,300)

    Interest and other income, net                               (585)              (334)
                                                             --------            -------

    Loss before minority interest                             (16,964)            (1,634)

Minority interest in loss of subsidiary                         9,360                 99
                                                             --------            -------

Loss from continuing operations                                (7,604)            (1,535)
Loss from discontinued operations                              (3,728)            (1,333)
                                                             --------            -------
    Net loss                                                 $(11,332)           $(2,868)

Dividends on preferred stock                                        -                 34
                                                             --------            -------

    Net loss applicable to common stockholders               $(11,332)           $(2,902)
                                                             ========            =======

Loss per share of common stock (basic and diluted)
     Continuing operations                                   $  (0.58)           $ (0.14)
     Discontinued operations                                    (0.29)             (0.11)
                                                             --------            -------
    Net loss                                                 $  (0.87)           $ (0.25)
                                                             ========            =======


Weighted average common shares and equivalents
used in computing loss per share
    Basic and diluted                                      13,051,000         11,614,000

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
       Restated Consolidated Statements of Changes in Stockholders' Equity
                  (Dollars and shares in thousands) (Unaudited)



                                                                                                    Additional
                                                 Preferred Stock              Common Stock            Paid-In     Accumulated
                                               Shares       Amount        Shares        Amount        Capital       Deficit
                                               ------       ------        ------        ------        -------       -------
BALANCE, DECEMBER 31, 1999                          -       $    -        13,027        $ 1,303     $  81,798     $ (70,481)
Valuation of Insurdata options
Net loss                                                                                                            (11,332)
Amortization of unearned compensation
Stock options exercised                                                       71              7           334
Increase in net assets in HealthAxis.com, Inc.                                                        242,704
Stock options issued in lieu of compensation                                                              205
                                                -----       -----         ------        -------     ---------     ---------
BALANCE, MARCH 31, 2000                                     $   -         13,098        $ 1,310     $ 325,041     $ (81,813)
                                                =====       =====         ======        =======     =========     =========


                                                  Unearned
                                                Compensation      Total
                                                ------------      -----
BALANCE, DECEMBER 31, 1999                     $      0        $  12,620
Valuation of Insurdata options                  (10,691)         (10,691)
Net loss                                                         (11,332)
Amortization of unearned compensation               796              796
Stock options exercised                                              341
Increase in net assets in HealthAxis.com, Inc.                   242,704
Stock options issued in lieu of compensation                         205
                                               --------        ---------
BALANCE, MARCH 31, 2000                        $ (9,895)       $ 234,643
                                               ========        =========



                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries

                 Restated Consolidated Statements of Cash Flows

                       (Dollars in thousands) (Unaudited)



                                                                              Three Months Ended
Cash flows from operating activities                                      March 31,          March 31,
                                                                            2000                1999
                                                                        -------------------------------
    Net loss                                                             $ (11,332)          $ (2,868)
    Adjustments to reconcile net loss to net cash (used in)
    operating activities:
       Issuance of common stock                                                  -                 90
       Depreciation and amortization                                        13,427              1,695
       Net realized gain on sale of subsidiaries                                 -             (1,500)
       Bad debt reserve                                                          4                  -
       Minority interest in loss of subsidiary:
         Share of loss from continuing operations                           (9,360)               (99)
         Share of loss from discontinued operations                         (6,574)              (267)
       Stock option compensation                                             1,621                  -
       Loss on disposition of assets                                           348                  -
       Interest on convertible debt                                            507                  -
       Change in:
         Accounts receivable                                                (1,624)                 -
         Premium due and uncollected, unearned premium and
             premium received in advance                                         -                (83)
         Prepaid expense                                                     1,053             (1,500)
         Due to/from reinsurers                                                  -            (14,055)
         Due from third party administrator                                      -              6,849
         Deferred policy acquisition costs, net                                  -               (107)
         Accrued investment income                                               -                 96
         Other assets, current and deferred income taxes                        43             (1,434)
         Accounts payable and accrued liabilities                             (828)                 -
         Accrued commissions and expenses                                        -                494
         Deferred revenues                                                     222                  -
         Ceding commission and interest                                        150                150
         Future policy benefits and claims                                      12             (9,311)
         Other liabilities                                                    (338)                 -
                                                                           -------            -------
    Net cash (used in) operating activities                                (12,669)           (21,850)
                                                                           -------            -------

Cash flows from investing activities
       Sales of bonds                                                            -                512
       Cash in acquired company                                              2,126                  -
       Investment in capitalized software and contract start-up               (227)                 -
       Other                                                                   (10)                 -
       Payment of acquisition costs                                         (1,031)                 -
       Maturities of investments and loans                                       -                 (2)
       Loans to officer, director and shareholder                                -                694
       Purchases of property, equipment and software                        (2,023)              (136)
                                                                           -------            -------
    Net cash provided by (used in) investing activities                     (1,165)             1,068
                                                                           -------            -------



                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries

                       (Dollars in thousands) (Unaudited)



                                                                             Three Months Ended
                                                                          March 31,          March 31,
                                                                            2000                1999
                                                                         ------------------------------
Cash flows from financing activities
       Payments on capital leases                                              (147)                 -
       Repayment of loans payable                                                 -              (198)
       Net proceeds from the sales of HealthAxis preferred stock                  -              8,807
       Exercise of stock options                                                341              1,666
       Exercise of HealthAxis options                                           183                  -
       Dividends paid on preferred stock                                          -                (35)
                                                                           --------           --------
    Net cash (used in) provided by financing activities                         377             10,240
                                                                           --------           --------
    (Decrease) in cash and cash equivalents                                 (13,457)           (10,542)
    Cash and cash equivalents, beginning of period                           58,069             26,185
                                                                           --------           --------
    Cash and cash equivalents, end of period                               $ 44,612           $ 15,643
                                                                           ========           ========
Supplemental disclosure of cash flow information:
    Interest paid                                                          $    184            $   269
Non-cash financing activities
    Issuance of warrants                                                   $      -            $   724
    Exercise of options                                                    $      -            $   509
    Repayment of loans payable                                             $      -            $ 2,400
Non-cash investing activities
    Sale of subsidiary                                                     $      -            $ 1,500



                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                             (Dollars in Thousands)


Note A - Description of business and basis of presentation

Unaudited Financial Information

The unaudited restated condensed consolidated financial statements have been prepared by HealthAxis Inc. and subsidiaries (the "Company" or "HAI"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended and restated on Form 8-K filed on October 27, 2000.

General

HealthAxis.com, Inc. ("HealthAxis"), the Company's subsidiary, was formed on March 26, 1998. On January 7, 2000, HealthAxis completed a merger with Insurdata Incorporated ("Insurdata") as described in Note D (the "Merger with Insurdata, Incorporated"). On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell assets used in connection with its retail website, to Digial Insurance, Inc. ("Digital"), (see Note K). In connection with this transaction, HealthAxis and Digital entered into additional agreements also described in Note E.

Prior to the sale of assets to Digital, HealthAxis' eDistribution Group operated as a retail website. As a result of the sale of assets to Digital, which was consummated on October 13, 2000, the eDistribution Group will no longer be an operating segment. HealthAxis' remaining operations provide web-enablement for both healthcare payers, (including insurance companies, Blue Cross Blue Shield Organizations, third-party administrators and large self-funded groups) and the intermediaries through which product is sold and serviced.

As of December 31, 1999 and March 31, 2000, HAI owned 66.9% and 34.7%, respectively, of HealthAxis' common and preferred stock. As of March 31, 2000, HAI owned 36.2% of HealthAxis' common stock. Due to various voting trust agreements, HAI and its affiliates had, as of March 31, 2000, voting power for an additional 25.3% of HealthAxis' common and preferred stock. As a result of HAI and its affiliates (who are members of either or both the HAI and HealthAxis Board of Directors) having voting power with respect to a total of 60.0% of HealthAxis' common and preferred stock as of March 31, 2000, HAI consolidated HealthAxis for financial reporting purposes. Due to amendments made to a voting trust, HAI and its affiliates have voting power with respect to a total of 54.2% of HealthAxis' common and preferred stock as of July 31, 2000.


The Board of Directors of HealthAxis will consist of up to nine members. UICI and HAI may each independently nominate three nominees to the board, and, the remaining three directors will be nominated by mutual agreement of HAI (acting by the vote of a majority of the members of the board that were not nominated by or agreed to by UICI) and UICI. At March 31, 2000, the board was comprised of seven members, with three nominated by HAI, three nominated by UICI, and one nominated by mutual agreement of HAI and UICI at March 31, 2000, two of HealthAxis' board members also serve on the Board of Directors of UICI, four of HealthAxis' board members also serve on the Board of Directors of HAI and the seventh board member is an officer of HealthAxis.

On November 30, 1999, the Company sold its remaining insurance operations, which were conducted through Provident Indemnity Life Insurance Company ("PILIC"). As a result, the financial statements have been restated to reflect the results of operations of PILIC and the eDistribution Group as those of discontinued business segments. The operations of the Company thereafter are principally those of the Insurdata merger.

On January 26, 2000, HAI and HealthAxis entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which HAI plans to acquire all of the outstanding shares of HealthAxis it does not currently own through the merger of HealthAxis with a wholly owned subsidiary of HAI. HAI and HealthAxis entered into amended and restated agreements on September 29, 2000. This transaction is referred to as the HAI merger. In connection with this merger, on February 11, 2000, HAI filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to seek shareholder approval of the HAI Merger and register the HAI common stock to be issued to the HealthAxis shareholders. The Form S-4 regarding this transaction is currently pending at the Securities and Exchange Commission. On September 29, 2000, HAI and HealthAxis entered onto an Amended and Restated Agreement and Plan of Reorganization and Amended and Restated Agreement and Plan of Merger, which was further amended on October 26, 2000, and among other things, adjusted the merger exchange ratio from 1.127 to 1.334. The transaction is expected to close in the first quarter of 2001.

On January 27, 2000, the Company filed an amendment to its Amended and Restated Articles of Incorporation changing its name from Provident American Corporation to HealthAxis Inc. Effective February 1, 2000, the Company changed its symbol under which its common stock trades on the NASDAQ National Market to "HAXS".

Note B - Restated Financial Statements

These financial statements have been restated to reflect the discontinued operations associated with the Digital Sale (as described in Note K).

Note C - Losses and Uncertainties

HealthAxis has incurred costs to develop and enhance its technology, to create and introduce its website and to establish marketing, insurance carrier and claims administration relationships. As a result, the Company has incurred significant losses and expects to continue to incur losses on a quarterly and annual basis. The Company expects that current cash and cash equivalents will be sufficient to sustain operations for the forseeable future.

Note D - Merger with Insurdata Incorporated

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
                                                              ---------
                                                              $ 723,927

In connection with the Merger, the Company recorded an increase in minority interest in HealthAxis common stock totaling $481,223, and an increase to additional paid-in capital of $242,704. The increase in additional paid-in capital represents dilution to minority shareholders resulting from the Merger.


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


Unaudited pro forma financial information for the three months ended March 31, 1999, as though the Merger had occurred on January 1, 1999, is as follows:

         Revenues                                          $      9,990
         Net Loss                                          $     (4,955)
         Net loss per common share                         $      (0.43)
         Weighted average common shares outstanding
          (basic and diluted)                                11,614,000


Note E - Discontinued Operations

On November 30, 1999, the Company sold PILIC, a wholly owned subsidiary, to AHC Acquisition, Inc., a corporation owned by Mr. Alvin H. Clemens, HAI's and HealthAxis' chairman of the board of directors. PILIC represented the last of the Company's remaining insurance operations. The operating results of PILIC have been reported as discontinued operations for all periods presented.

On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell assets used in connection with its retail website to Digital, which was amended on September 29, 2000. Included in the sale was the current and next generation of the retail website user interface (the presentation layer of the website that includes the graphical templates that create the look and feel of the website), all existing in-force insurance policies, physical assets, and agreements, including, but not limited to portal marketing agreements and agreements related to the affiliate partner program. This transaction closed on October 13, 2000. The consideration received by HealthAxis in return for those assets consisted of: $500 in cash; a $500 note; 11% of the outstanding shares of Digital, on a fully-diluted basis, at closing; and a portion of Digital's net commission revenues received by Digital through the acquired website user interface or an affinity partner. In accordance with Accounting Principles Board Opinion Number 30, HealthAxis has reported the operations of the eDistribution Group as discontinued operations as of the measurement date of June 30, 2000 and restated the financial statements for all the periods presented.

In connection with the Digital Sale, HealthAxis and Digital entered into a Software Licensing and Consulting Agreement that provides HealthAxis with: a perpetual nonexclusive license to use and sublicense, subject to restrictions, the user interface sold to Digital Insurance; licensing fees over the next 30 months of $3.0 million for software owned by HealthAxis that will be used by Digital in conjunction with the user interface it purchased; and professional service fees over the next 12 months of a minimum of $3.0 million for services relating to customizing, maintaining and upgrading the user interface and other software.

Following is a summary of the results of the Company's discontinued operations including both the discontinued insurance operations and eDistribution Group operations for the three months ended March 31, 2000 and 1999:

                                                                               Three Months Ended
                                                   ---------------------------------------------------------------------------
                                                                March 31, 2000                         March 31, 1999
                                                   ------------------------------------   ------------------------------------
                                                   eDistribution    Insurance             eDistribution    Insurance
                                                      Group        Operations    Total       Group        Operations    Total
                                                   ------------------------------------   ------------------------------------
 Revenue:
      Insurance operations revenue                 $      -          $    -   $      -    $      -         $ 4,404   $  4,404

      Interactive commission and fee revenue            298               -        298           6               -          6
                                                   ------------------------------------   ------------------------------------

      Total Revenue                                     298               -        298           6           4,404      4,410

 Expenses:
      Insurance operations expenses                       -               -          -           -           4,069      4,069
      Operating                                       3,392               -      3,392         261               -        261
      Sales and marketing                             7,207               -      7,207       1,661               -      1,661
      General and administrative                          -               -          -           4               -          4
      Amortization of assets related to
        acquisition                                       -               -          -           -               -          -
                                                   ------------------------------------   ------------------------------------

      Total expenses                                 10,599               -     10,599       1,926           4,069      5,995
                                                   ------------------------------------   ------------------------------------

      Operating income (loss)                       (10,301)              -    (10,301)     (1,920)            335     (1,585)

      Interest and other income, net                     (1)              -         (1)          -               -          -
                                                   ------------------------------------   ------------------------------------

      Loss before income taxes and minority
        interest                                    (10,302)              -    (10,302)     (1,920)            335     (1,585)

      Provision for income taxes                          -               -          -           -             (15)       (15)
                                                   ------------------------------------   ------------------------------------

      Loss before minority interest                 (10,302)              -    (10,302)     (1,920)            320     (1,600)

      Minority interest in loss of subsidiary         6,574               -      6,574         267               -        267
                                                   ------------------------------------   ------------------------------------

      Loss from discontinued operations            $ (3,728)         $    -   $ (3,728)   $ (1,653)        $   320   $ (1,333)
                                                   ====================================   ====================================


Note F - Revenue Recognition


The Company's revenues through HealthAxis, consist primarily of transaction fees, professional services fees, and data capture fees.

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

Note G - Related Party Transactions


HealthAxis conducts a significant amount of business with a major shareholder, UICI. HealthAxis currently provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements ranging from one to five years, with annual renewable options thereafter. These services include the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. UICI and its subsidiaries and affiliates constitute, in the aggregate, HealthAxis' largest customer. For the three months ended March 31, 2000, UICI and its subsidiaries and affiliates accounted for an aggregate of $7,341 (65%) of HealthAxis' total revenues for the period. As of March 31, 2000, HealthAxis had trade receivables from UICI and its subsidiaries and affiliates of $3,167 (42%). In addition, accrued liabilities at March 31, 2000 included $941, which related to amounts owed to UICI primarily for employee benefits.


Note H - Capitalized Software and Contract Start-up Costs

Developed Software


HealthAxis incurs development costs that relate primarily to the development of new products and major enhancements to existing services and products. HealthAxis expenses or capitalizes, as appropriate, these development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. All development costs related to software development projects incurred prior to the time a project has reached technological feasibility are expensed. Software development costs incurred subsequent to reaching technological feasibility are capitalized. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. The Company capitalized $199 in software development costs during the three months ended March 31, 2000. All software development costs capitalized are amortized using an amount determined as the greater of (i) the gross revenue method or (ii) the straight-line method over the remaining economic life of the product (generally three to five years). HealthAxis recorded amortization relating to capitalized software development costs of $245 during the three months ended March 31, 2000.


Contract Start-up Costs


The Company capitalizes costs directly attributable to contract start-up activities in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Costs capitalized include direct labor and fringe benefits. Such costs are amortized over the life of the respective contract. All other start-up costs not directly related to contracts are expensed in accordance with SOP 98-5, Reporting on the Costs of Start-up Activities. Total contract start-up costs capitalized during the three months ended March 31, 2000 totaled $28. HealthAxis recorded amortization relating to contract start-up costs of $88 during the same period.

Note I - Amortization of Intangibles

Amortization of intangibles is comprised of the following for the three months ended March 31, 2000:

         Amortization of goodwill                              $  9,184
         Amortization of customer base                            1,076
         Amortization of developed software                         238
                                                               --------
                                                               $ 10,498
                                                               ========

Note J - HealthAxis.com, Inc. Stock Options


During the three months ended March 31, 2000, the board of directors of HealthAxis granted 1,178,200 options under its 1998 Stock Option Plan. All such options were granted with exercise prices of $15.00 per share, which represented the fair market value of the HealthAxis common stock as determined by the Board of Directors based upon privately negotiated equity transactions. Since this grant price was to be below the public fair market value of HAI's common stock on the dates of the grants, HealthAxis has recorded compensation expense of $1,416 based upon the intrinsic value method under Accounting Principles Board opinion No. 25 Accounting for Stock Issued to Employees.


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


On May 24, 2000, the board of directors of HealthAxis repriced 1,773,050 existing options. The options affected had original exercise prices ranging from $12.00 to $15.00 per share. The exercise price of these options was adjusted to $3.31 based upon the quoted market share price of HAI's common stock as reported on the NASDAQ National Market on the date of the repricing. Accordingly, HealthAxis now accounts for these options as a variable award.


Note K - Subsequent Events

Digital Agreement
On September 29, 2000, HealthAxis and Digital entered into an Amendment to the Asset Purchase agreement which amends among other things, the payment terms in the original agreement.

UICI Voting Trust Agreement
The UICI Voting Trust agreement, dated February 11, 2000, was amended, effective July 31, 2000, to among other things, extend the termination date of the trust if the HAI merger is not consummated to March 31, 2001, and revise the procedure by which a successor trustee is elected. The amended agreement also reduces shares in the trust to 6,433,069 shares.

Agent Stock Options Amended

On September 29, 2000, HAI entered into an agreement with certain of its former agents which would, among other things, reduced the exercise price of the options to purchase 318,042 shares of HAI's common stock from original exercise prices ranging from $4.75 to $14.63 per share to $4.25 per share and reduced the payments required to be made pursuant to a registration rights agreement with such individuals in the event the Company does not register the shares issuable upon the exercise of the options within certain specified time frames. During 2000, HAI will remeasure these options in accordance with FASB Interpretation 44, Accounting for Certain Transactions involving Stock Compensation.


NASDAQ Delisting
HAI was notified by NASDAQ that it does not meet the NASDAQ maintenance criteria for continued listing due to the decline in its stock price and its Common Stock would be delisted on November 9, 2000 if it did not achieve compliance by

November 7, 2000. HAI has filed a request for appeal which will stay the delisting of the Common Stock pending the appeal panel's decision. At a NASDAQ hearing on December 8, 2000, HAI appealed the delisting decision. HAI believes that it will be in compliance with these requirements upon completion of the HAI merger. The Company is awaiting a response from NASDAQ regarding this delisting.


HAI Merger

On September 29, 2000, the parties entered into an Amended and Restated Agreement and Plan of Merger, which among other things, set the exchange ratio at 1.334, extend the date by which either party may terminate the agreement if the merger is not consummated by March 31, 2001, and to allow HealthAxis to terminate the agreement if HAI is not unconditionally and irrevocably released from a guarantee agreement with Hanover Life Reassurance Company of America by October 31, 2000. On October 26, 2000, the HealthAxis board agreed that it would not terminate the merger agreement during the current settlement negotiations between HAI and Hannover Life Reassurance Company of America regarding the outstanding liability.


Loan Agreements
HealthAxis and HAI entered into loan agreements dated as of September 29, 2000, which provides for HealthAxis to loan HAI of up to $3,404,580. HAI's obligations are secured pursuant to a stock pledge and security agreement between HAI and HealthAxis dated as of September 29, 2000 in which a maximum of shares of HealthAxis stock owned by HAI are pledged as collateral to the loans. These notes become due and payable on the earlier of March 31, 2001 or the date the HAI merger is consummated. The interest on the principal under each note will accrue at 12% per annum from the date of the note until the date the note terminates.

Convertible Debentures

On September 28, 2000, HAI entered into an Amendment to the Securities Purchase Agreement dated September 14, 1999 between HAI and the holders of HAI's $27.5 million 2% convertible debentures. The terms of the debentures were amended to, among other things, extend the maturity of the debentures from September 14, 2002 to September 14, 2005, and to change the conversion price from $20.34 to $9.00. Warrants to purchase 202,802 shares of HAI common stock originally issued to the purchasers of the debentures were also amended to reduce the exercise price from $20.34 to $3.01 and to extend the exercise period of the warrants to September 13, 2005.


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

Employee Termination Agreement
Effective August 15, 2000, Al Clemens, HAI's and HealthAxis' Chairman, HealthAxis and HAI entered into a termination agreement of Mr. Clemens' current employment contract. Under the terms of the agreement, Mr. Clemens will receive aggregate payments totaling $2.125 million paid in quarterly installments over five years. HAI may, at its option, make the quarterly payments in shares of HAI common stock not to exceed a total of 500,000 shares. Except for the general release of HealthAxis, which is effective as of August 15, 2000, the termination agreement becomes effective upon consummation of the HAI Merger. If the HAI Merger is not consummated by June 30, 2001, all of the terms of the termination agreement, except for the release of HealthAxis, will be void, and Mr. Clemens' amended employment agreement would again be in effect.

Settlement with Hannover Life
Under the Amended and Restated Merger Agreements, HealthAxis may terminate the Reorganization if HAI is not unconditionally and irrevocably released from the guarantee agreement with Hannover Life Reassurance Company of America by October 31, 2000. HAI was not released from this guarantee until December 12, 2000. Under the settlement agreement, HAI paid Hannover Life $4.25 million in exchange for a release from all liability under the guarantee agreement including a $5.7 million ceding commission liability. As of December 13, 2000, HealthAxis has determined not to exercise its option to terminate the merger for this reason but reserves the right to do so in the future.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

         HealthAxis Inc. ("HAI") is a Pennsylvania corporation organized in 1982. Until November 30, 1999, HAI was regulated as an insurance holding company by the states in which its former wholly owned insurance subsidiary, Provident Indemnity Life Insurance Company ("PILIC"), was licensed. Currently, the operations of HAI and its subsidiaries (the "Company") are principally those of its subsidiary, HealthAxis.com, Inc. ("HealthAxis"), which was formed on March 26, 1998.

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

         On December 7, 1999, HealthAxis and Insurdata Incorporated ("Insurdata"), a healthcare technology company and a majority owned subsidiary of UICI, signed a definitive agreement to merge the two companies (the "Merger"). As of December 31, 1999 and March 31, 2000, HAI owned 66.9% and 34.7%, respectively, of HealthAxis' common and preferred stock. Due to various voting trust agreements, HAI and its affiliates have voting power for an additional 25.3% of HealthAxis' common and preferred stock. As of March 31, 2000, HAI owned 36.2% of HealthAxis' common stock. As a result of HAI and its affiliates having voting power with respect to 60.0% of HealthAxis' common and preferred stock as of March 31, 2000, HAI consolidated HealthAxis. As a result of this merger, Insurdata became HealthAxis' application solutions group and HealthAxis' former business is now referred to as the retail website. The companies completed the Merger on January 7, 2000. The primary cause of the changes in the results of operations discussed below was the addition of the application solutions group's operations (the merged divisions of Insurdata) to HealthAxis.

         On January 26, 2000, HAI and HealthAxis entered into an Agreement and Plan of Merger and Agreement and Plan of Merger pursuant to which HAI plans to acquire all of the outstanding shares of HealthAxis it does not currently own through the merger of HealthAxis with a wholly owned subsidiary of HAI. These agreements expired on July 31, 2000 and amended and restated agreements were entered into on September 29, 2000. This transaction is referred to as the HAI merger. In connection with this merger, on February 11, 2000, HAI filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to seek shareholder approval of the merger and register the HAI common stock to be issued to the HealthAxis shareholders. The Form S-4 regarding this transaction is currently pending at the Securities and Exchange Commission.


         During the first quarter, as part of HealthAxis' efforts to refocus resources on the business to business segment of its operations, HealthAxis has changed its marketing to include primarily affinity marketing programs and away from online marketing and certain offline marketing initiatives. The affinity marketing programs involve distribution partnerships with companies for which HealthAxis provides a co-branded or private label health insurance distribution platform. As a result of this change, HealthAxis has not renewed its interactive marketing agreements. On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website, to Digital Insurance, Inc. ("Digital"). The operating results of HealthAxis' retail website are reported as discontinued operations for all periods presented.

Results of Operations

Three months ended March 31, 2000 compared to three months ended March 31, 1999


         Net loss applicable to common stock. Net loss applicable to common stock was $11.3 million or ($0.87) per basic and diluted share for three months ended March 31, 2000 compared to net loss of $2.9 million or ($0.25) per basic and diluted share for three months ended March 31,1999. The January 2000 merger of Insurdata into HealthAxis resulted in the increased loss, primarily attributable to the amortization of goodwill and other merger related expenses. The increased loss was also attributable to increased operations of the retail website, which is now recorded as discontinued operations.

         Revenues. Revenue was $11.4 million for the three months ended March 31, 2000 as compared to no revenues for the three months ended March 31, 1999. All revenues in 2000 are derived from the merged divisions of Insurdata.

         Cost of revenues. Cost of revenues of $8.2 million for the three months ended March 31, 2000 represents the expense of the billable hours that generated professional service revenues, which include the direct costs of employees. Included in these employee costs for the three months ended March 31, 2000 is $0.4 million in non-cash stock based compensation. HealthAxis expects that the cost of revenues will increase in direct proportion with revenues. These costs are related specifically to the addition of the merged divisions of Insurdata; therefore, there were no similar costs in the comparative three months ended March 31, 1999.

         Operating expense. Operating expenses were $4.0 million for the three months ended March 31, 2000 as compared to $36,000 for the three months ended March 31, 1999 due primarily to the operations of the merged divisions of Insurdata. Operating expenses primarily include technical salaries and benefits for employees who provide support and maintenance to clients and internal support. Included in these operating expenses for the three months ended March 31, 2000 is $0.5 million in non-cash stock based compensation.

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

         Sales and marketing expenses. Sales and marketing expenses were $0.3 million for the three months ended March 31, 2000 as compared to $84,000 for the three months ended March 31, 1999. This increase was due primarily to increased personnel and additional initiatives, including direct mail and trade shares, in the three months ended March 31, 2000 as compared to the same period in 1999. Sales and marketing expense consist primarily of salaries and benefits to marketing personnel, which included twelve employees at March 31, 2000 and two employees at March 31, 1999. Included in these sales and marketing expenses for the three months ended March 31, 2000 is $0.3 million in non-cash stock based compensation. To support the business strategy, sales and marketing expenses are expected to increase as the sales force is expanded.

         General and administrative expenses. General and administrative expenses were $4.4 million for the three months ended March 31, 2000 increased from $1.2 million for the three months ended March 31, 1999 due primarily to the merger of Insurdata into HealthAxis. Employee and recruiting expenses increased from $0.5 million for the three months ended March 31, 1999 to $2.9 million for the three months ended March 31, 2000, while professional fees and overhead expenses increased from $0.7 million for the three months ended March 31, 1999 to $1.5 million for the three months ended March 31, 2000. Included in employee and recruiting costs for the three months ended March 31, 2000 is $1.1 million in non-cash stock based compensation. General and administrative expenses include executive management, accounting, legal, and human resource personnel and expenditures for applicable overhead costs.

         Amortization of intangibles. Amortization of intangibles were $10.5 million for the three months ended March 31, 2000 and include amortization related to the Merger of Insurdata into HealthAxis. The goodwill resulting from the Insurdata and HealthAxis merger was recorded as $682.2 million. This goodwill, of which $8.5 million has been amortized as of March 31, 2000, will be amortized on a straight-line basis over a twenty-year period.

         Net interest expense. Net interest expense was $0.6 million for the three months ended March 31, 2000 as compared to $0.3 million for the three months ended March 31, 1999 as it relates to interest earned on short-term investments and interest accrued on the convertible debentures.


Liquidity and Capital Resources

         A major objective of the Company is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short term equivalents plus funds generated from operating cash flow.


         The primary source of cash was revenues and debt and equity financing. The primary uses of cash were payments to Internet portals under the interactive marketing agreements, employee-related expenses, costs of reveneues, website enhancements, and marketing costs. At March 31, 2000, HAI had a cash balance of $44.6 million, of which $44.2 million was owned by HealthAxis. At December 31, 1999, HAI had a cash balance of $58.1 million, of which $56.5 million was owned by HealthAxis. HealthAxis believes that its current cash and cash equivalents will be sufficient to fund HealthAxis' operations. HealthAxis expects to be cash flow positive by the second quarter of 2001.

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

         During the three months ended March 31, 2000, HealthAxis' liquidity requirements were primarily met through the cash available from the December 7, 1999 equity financing and revenues. The primary uses of cash were operating costs and payments to Lycos, Inc., Snap!, LLC, CNet Inc. and Yahoo! under the interactive marketing agreements.


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


         Net cash used in operating activities of $12.7 million for the three months ended March 31, 2000 was the result of operating losses in HAI and HealthAxis.


         On January 7, 2000, HealthAxis completed the Insurdata merger. In connection with the Merger, HealthAxis anticipates that revenues will increase as a result of including revenues of the merged divisions of Insurdata, which now represent the application solutions group, which during 1999 were $42.9 million.

         On January 26, 2000, HAI and HealthAxis entered into an agreement and plan of reorganization, which provides for the merger of HealthAxis with a wholly owned subsidiary of HAI, which was amended and restated on September 29, 2000 and October 26, 2000. The total cost is expected to be $2.1 million, $0.3 million of which occurred as of March 31, 2000, with the remaining $1.8 million expected during the remainder of the year 2000 and the first quarter of 2001. The severance costs for eight terminated employees amounts to $0.6 million and includes payroll and related costs. The remaining $1.5 million includes legal, accounting and investment consulting fees.

         On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital. In connection with this sale, HealthAxis will receive $500,000 in cash at closing and $500,000 as a promissory note which is expected to occur in the third or fourth quarter of 2000 and ongoing license fees totaling $3.0 million to be paid over ten quarters. In addition, a license and consulting agreement provides for $3.0 million of service fees to be received over twelve months and licensing fees of $3.0 million over thirty months. In addition to the increase in revenues, the sale to Digital is expected to result in decreased cash usage related to the operating expenses and sales and marketing expenses currently reported in the loss from discontinued operations. General and administrative expenses are not expected to be effected by this sale.

         HAI does not anticipate that future cash used or provided from operations will include amounts related to HAI's Discontinued Insurance Operations which were sold effective November 30, 1999.

         During 1998 and 1999, HealthAxis entered into agreements with AOL, Lycos, CNet, Snap! and Yahoo!. In connection with these agreements, HealthAxis has paid $2.2 million in cash during 2000 and is required to pay $1.3 million throughout the remainder of 2000. As a result of HealthAxis' change in marketing strategy, HealthAxis did not renew any of these interactive marketing agreements. HealthAxis believes that its current cash and cash equivalents will be sufficient to fund HealthAxis' obligations under these agreements. HealthAxis expects to be cash flow positive by the second quarter of 2001.

         HAI had no future material commitments for capital expenditures at March 31, 2000. Through March 31, 2000, HAI's capital expenditures totaled approximately $2.0 million. Capital expenditures were primarily for equipment, software, furniture and building improvements, of which approximately $0.8 million was attributable to the expansion of the imaging division of the application solutions group. The majority of this expansion was complete at March 31, 2000.


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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Convertible Debentures outstanding at June 30, 2000 are fixed rate obligations and would not be exposed to the impact of interest rate fluctuations. To the extent that the Company seeks to refinance these instruments, the prevailing market interest rates on replacement debt could exceed rates currently paid thereby increasing interest expense and increasing net loss.

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

              (2) Current report on Form 8-K reporting the execution of the reorganization and merger agreement between HAI, HealthAxis and a wholly owned subsidiary of HAI and the amendment to HAI's amended and restated Articles of Incorporation changing the name of the company from Provident American Corporation to HealthAxis Inc., which was filed on February 1, 2000.

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








                           HealthAxis Inc.



Date: December 15, 2000    By:  /s/ Michael Ashker
     ------------------        -------------------------------------------------
                           Michael Ashker, President and Chief Executive Officer


Date: December 15, 2000    By:  /s/ Anthony R. Verdi
     ------------------        -------------------------------------------------
                           Anthony R. Verdi, Chief Financial Officer, Principal
                           Accounting Officer and Treasurer