Form 10-Q/A
period 2000-06-30
HEALTHAXIS INC
filed 2000-12-19
CIK 768892

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

Item 2.  Management's Discussion and Analysis of Results
         Of Operations and Financial Condition.............................19-26

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk..........................................................26

PART II  Other Information

    Items 1-5.................................................................27

    Item 6. Reports on Form 8-K...............................................27

Signatures....................................................................28

PART I. FINANCIAL INFORMATION

Item 1.   Restated Condensed Financial Statements

                        HealthAxis Inc. and Subsidiaries
                      Restated Consolidated Balance Sheets
             (Dollars in thousands except share and per share data)


                                                                                                     June 30,      December 31,
                                                                                                       2000             1999
                                                                                                    --------------------------
                                                                                                    (Unaudited)
Assets
Cash and cash equivalents                                                                           $  31,530         $ 58,069
Accounts receivable, net of allowance for doubtful accounts of $103                                     6,887                -
Prepaid expenses                                                                                          619
Other current assets                                                                                      297              549
                                                                                                    ----------        --------
         Total current assets                                                                          39,333           58,618

Property, equipment and software, less accumulated depreciation and
    amortization of $17,041 and $2,259, respectively                                                   13,085              357
Capitalized software and contract start-up costs, less accumulated amortization of $1,091               3,876                -
Goodwill, less accumulated amortization of $17,054 and $765, respectively                             665,130            7,114
Customer base,  less accumulated amortization of $2,151                                                15,054                -
Long-term receivables from employees                                                                      629                -
Acquisition costs                                                                                         341              750
Prepaid alliance agreements, net of accumulated amortization of $436                                        -
Assets held for sale                                                                                    4,178           12,458
Other assets                                                                                              416              305
                                                                                                    ---------         --------
         Total assets                                                                               $ 742,042         $ 79,602
                                                                                                    =========         ========
Liabilities and Stockholders' Equity
Accounts payable                                                                                    $     619         $  1,823
Accrued liabilities                                                                                     8,609            4,746
Deferred revenues                                                                                         639                -
Obligations under capital lease                                                                           413              410
                                                                                                    ---------         --------
         Total current liabilities                                                                     10,280            6,979

Convertible debentures                                                                                 26,045           25,019
Federal income taxes                                                                                      585              585
Ceding commission liability                                                                             5,900            5,600
Post retirement and employment liabilities                                                              1,053            1,030
Obligations under capital lease                                                                           135              117
Other liabilities                                                                                          19                -
                                                                                                    ---------         --------
         Total liabilities                                                                             44,017           39,330

Commitments and Contingencies
Minority interest in HealthAxis:
    Common stock                                                                                      458,617           12,603
    Preferred stock                                                                                    15,049           15,049

Stockholders' Equity:
Preferred stock, par value $1:  authorized 20,000,000 shares:
    Series A cumulative convertible, none issued and outstanding                                            -                -
    Series B cumulative convertible, none issued and outstanding                                            -                -
Common stock, par value $.10:  authorized 50,000,000,
    issued and outstanding 13,097,618 and 13,027,668 shares                                             1,310            1,303
Common stock, Class A, par value $.10:  authorized 20,000,000,                                              -                -
    none issued and outstanding
Additional paid-in capital                                                                            324,954           81,798
Accumulated deficit                                                                                   (94,377)         (70,481)
Unearned compensation                                                                                  (7,528)               -
                                                                                                    ---------         --------
         Total stockholders' equity                                                                   224,359          12,620
                                                                                                    ---------         --------
         Total liabilities and stockholders' equity                                                 $ 742,042         $ 79,602
                                                                                                    =========         ========

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                 Restated Consolidated Statements of Operations


       (Dollars in thousands, except share and per share data) (Unaudited)

                                                       Three months ended June 30,           Six months Ended June 30,
                                                         2000             1999                2000              1999
                                                        -----             -----               -----             ----


Revenue
                                                        $  10,362         $       -           $  21,738       $      -

Expenses:
     Cost of revenues                                       7,166                 -              15,369              -
     Operating                                              5,902                69               9,861            104
     Sales and marketing                                      968                86               1,616            167
     General and administrative                             3,094             2,246               7,540          3,426
     Amortization of Intangibles                           10,498                 -              20,996              -
                                                        ---------         ---------           ---------       --------
             Total Expenses                                27,628             2,401              55,382          3,697
                                                        ---------         ---------           ---------       --------

     Operating Loss                                       (17,266)           (2,401)            (33,644)        (3,697)

     Interest income (expense), net                           408               (84)               (177)          (421)
                                                        ---------         ---------           ---------       --------

     Loss before minority interest                        (16,858)           (2,485)            (33,821)        (4,118)

Minority interest in loss of subsidiary                     9,712               216              19,068            315
                                                        ---------         ---------           ---------       --------

Loss from continuing operations                            (7,146)           (2,269)            (14,753)        (3,803)

Loss from discontinued operations                          (2,616)           (8,235)             (6,341)        (9,568)
Loss on sale of discontinued operations                    (2,802)                -              (2,802)             -
                                                        ---------         ---------           ---------       --------
Loss on discontinued operations                            (5,418)           (8.235)             (9,143)        (9,568)
                                                        ---------         ---------           ---------       --------

      Net loss                                            (12,564)          (10,504)            (23,896)       (13,371)
                                                        ---------         ---------           ---------       --------

Dividends on preferred stock                                    -                35                   -             69
                                                        ---------         ---------           ---------       --------

Net loss applicable common stockholders                 $ (12,564)        $ (10,539)          $ (23,896)      $(13,440)
                                                        =========         =========           =========       ========

Loss per share of common stock (basic and
diluted)
   Continuing operations                                $   (0.55)        $   (0.19)          $   (1.13)      $  (0.33)
   Discontinued operations                                  (0.41)            (0.69)              (0.70)         (0.81)
                                                        ---------         ---------           ---------       --------
   Net loss                                             $   (0.96)        $   (0.88)          $   (1.83)      $  (1.14)
                                                        =========         =========           =========       ========


Weighted average common shares and equivalents
Used in computing (loss) per share
     Basic and diluted                                 13,098,000        12,039,000          13,072,000     11,797,000

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
       Restated Consolidated Statements of Changes in Stockholders' Equity
                           (In thousands) (Unaudited)

                                                                                   Additional
                                             Preferred Stock     Common Stock        Paid-In    Accumulated    Unearned
                                             Shares   Amount   Shares    Amount      Capital      Deficit    Compensation     Total
                                             ------   ------   ------    ------      -------      -------    ------------     -----
BALANCE, DECEMBER 31, 1999                        -   $    -   13,027    $ 1,303    $ 81,798   $ (70,481)     $      -     $ 12,620
Valuation of Insurdata options                                                                                 (10,691)     (10,691)
Net loss                                                                                         (23,896)                   (23,896)
Amortization/forfeiture of unearned                                                                              3,163        3,163
 compensation
Stock options exercised                                            71          7         334                                    341
Issuance of stock in connection with
 acquisition of Insurdata Incorporated                                               242,617                                242,617
Stock options issued in lieu of compensation                                             205                                    205
                                             ------   ------   -------  --------   ---------   ----------     ---------    --------

BALANCE, June 30, 2000                            -   $    -   13,098    $ 1,310   $ 324,954   $ (94,377)     $ (7,528)    $224,359
                                             ======   ======   ======    =======   =========   ==========     ========     ========



                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries

                 Restated Consolidated Statements of Cash Flows

                       (Dollars in thousands) (Unaudited)

                                                                                        Six Months Ended
          Cash flows from operating activities                                      June 30,            June 30,
                                                                                      2000                1999
                                                                                --------------------------------
              Net loss                                                              $ (23,896)         $ (13,371)
              Adjustments to reconcile net loss to net cash used in
          operating activities:
                 Loss on sale of discontinued operations                                2,802                  -
                 Depreciation and amortization                                         28,168              5,708
                 Net realized gain on sale of subsidiaries                                  -             (1,500)
                 Bad debt reserve                                                           6                  -
                 Minority interest in loss of subsidiary:
                      Share of loss from continuing operations                        (19,068)              (315)
                      Share of loss from discontinued operations                      (11,199)            (1,409)
                 Stock option compensation                                              2,766                  -
                 Loss on disposition of assets                                             80                  -
                 Interest on convertible debt                                           1,026                  -
                 Change in:
                   Accounts receivable                                                 (1,059)                 -
                   Premium due and uncollected, unearned premium and
                   premium received in advance                                              -               (144)
                   Prepaid expense                                                        137             (2,610)
                           Other Current Assets                                           252
                   Due to/from reinsurers                                                   -            (14,659)
                   Due from third party administrator                                       -              6,849
                   Deferred policy acquisition costs, net                                   -                (99)
                   Accrued investment income                                                -                 76
                   Other assets, current and deferred income taxes                       (111)                81
                   Accounts payable and accrued liabilities                            (3,649)                 -
                   Accrued commissions and expenses                                         -               (322)
                   Deferred revenues                                                      242                  -
                   Ceding commission and interest                                         300                300
                   Future policy benefits and claims                                       23            (15,059)
                   Other liabilities                                                     (349)             _   -
                                                                                      -------            -------
              Net cash used in operating activities                                   (23,529)           (36,474)
                                                                                      -------            -------

          Cash flows from investing activities
                 Sales of bonds                                                             -              5,979
                 Cash in acquired company                                               2,126                  -
                 Investment in capitalized software and contract start-up              (1,320)                 -
                 Other                                                                      2                  -
                 Payment of acquisition costs                                          (1,031)                 -
                 Maturities of investments and loans                                        -                 21
                 Loans to officer, director and shareholder                                 -                686
                 Purchases of property, equipment and software                         (3,034)            (1,147)
                                                                                      -------           --------
              Net cash (used in) provided by investing activities                      (3,257)             5,539
                                                                                      -------          ---------

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries

                       (Dollars in thousands) (Unaudited)


                                                                                         Six Months Ended
                                                                                    June 30,            June 30,
                                                                                      2000                1999
                                                                                ---------------------------------
          Cash flows from financing activities
                 Withdrawals from contract holder deposit funds                           -                 (250)
                 Payments on capital leases                                            (277)                   -
                 Repayment of loans payable                                               -               (1,465)
                 Net proceeds from sales of HealthAxis common stock                       -                6,281
                 Net proceeds from the sales of HealthAxis preferred stock                -                8,123
                 Exercise of stock options                                              341                4,665
                 Exercise of HealthAxis options                                         183                    -
                 Dividends paid on preferred stock                                        -                  (70)
                                                                                -----------             --------
              Net cash provided by financing activities                                 247               17,284
                                                                                -----------             --------
              (Decrease) in cash and cash equivalents                               (26,539)             (13,651)
              Cash and cash equivalents, beginning of period                         58,069               26,185
                                                                                -----------             --------
              Cash and cash equivalents, end of period                          $    31,530             $ 12,534
                                                                                ===========             ========

          Supplemental disclosure of cash flow information:
              Interest paid                                                     $       532             $    453
          Non-cash financing activities
              Issuance of warrants                                              $         -             $    867
              Exercise of options and warrants                                  $         -             $  1,513
              Repayment of loans payable                                        $         -             $ (2,400)
          Non-cash investing activities
              Sale of subsidiary                                                $         -             $  1,500



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

General

HealthAxis.com, Inc. ("HealthAxis"), the Company's subsidiary, was formed as a Pennsylvania corporation on March 26, 1998. On January 7, 2000, HealthAxis completed a merger with Insurdata Incorporated ("Insurdata") as described in Note D (the "Insurdata Merger"). As a result of the merger, Insurdata became HealthAxis' application solutions group and HealthAxis' former business became the eDistribution Group. On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website, to Digital Insurance, Inc. ("Digital"), (see Note E). In connection with this transaction, HealthAxis and Digital entered into additional agreements also described in Note E.

Prior to the sale of assets to Digital, HealthAxis' eDistribution Group operated as a retail website. As a result of the sale of assets to Digital, which was consummated on October 13, 2000, the eDistribution Group will no longer be an operating segment. HealthAxis' remaining operations provide web-enablement for both healthcare payers, (including insurance companies, Blue Cross and Blue Shield Organizations, third-party administrators and large self-funded groups), and the intermediaries through which product is sold and serviced.

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

On November 30, 1999, the Company sold its remaining insurance operations, which were conducted through Provident Indemnity Life Insurance Company ("PILIC"). In addition, on June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets to Digital (see Note E). As a result, the financial statements have been restated to reflect the results of operations of PILIC and the eDistribution Group as those of discontinued business segments.

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

Note B - Restated Financial Statements

These financial statements have been restated to correct the error of having previously written off the goodwill and to change the estimate of its life. The goodwill write off was reversed since no event, as defined by Statement of Financial Accounting Standards ("SFAS") 121, occurred which would permit the write off of impaired goodwill at this time. The change in life is related to further review of Accounting Principles Board ("APB") 17.

Note C - Losses and Uncertainties

The Company has incurred costs to develop and enhance its technology, to create and introduce its website and to establish marketing, insurance carrier and claims administration relationships. As a result, the Company has incurred significant losses and expects to continue to incur losses on a quarterly and annual basis. The Company expects that current cash and cash equivalents will be sufficient to sustain operations for the foreseeable future.

Note D - Merger with Insurdata Incorporated

On January 7, 2000, HealthAxis completed a merger with Insurdata, a health care technology company and a majority owned subsidiary of UICI (the "Insurdata Merger"). The transaction was accounted for as a purchase in accordance with APB Opinion No. 16, Business Combinations. HealthAxis, by virtue of its holding a majority of the voting power, was determined to be the accounting acquirer. As a result, the net assets of Insurdata have been recorded at their fair value with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill.

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
                                                           ---------
                                                           $ 723,927
                                                           =========

In connection with the Insurdata Merger, HealthAxis recorded an increase in minority interest in HealthAxis common stock totaling $481,310, and an increase to additional paid-in capital of $242,617. The increase in additional paid-in capital represents dilution to minority shareholders resulting from the Insurdata Merger.

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

On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital. On September 29, 2000, HealthAxis and Digital entered into an Amendment to the Asset Purchase Agreement which amends among other things, the payment terms in the original agreement. Included in the sale was the eDistribution Group's current and next generation of the retail website user interface (the presentation layer of the website that includes the graphical templates that create the look and feel of the website), all existing in-force insurance policies, certain physical assets, and agreements, including, but not limited to portal marketing agreements and agreements related to the affiliate partner program. This transaction closed on October 13, 2000. The consideration received by HealthAxis in return for these assets consists of: $500 in cash at closing; a $500 note at closing; 11% of the outstanding shares of Digital, on a fully-diluted basis, at closing; and a portion of Digital's net commission revenues received by Digital through the acquired website user interface or an affinity partner. In accordance with APB Opinion No. 30, HealthAxis has reported the operations of the eDistribution Group as a discontinued operation as of the measurement date of June 30, 2000 and has restated the financial statements for all periods presented.

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

An estimated loss on the sale of discontinued operations in the amount of $2,802 has been recorded as of the measurement date, the date of the sale agreement (June 30, 2000). Included in the loss is $2,250 representing management's estimate of the

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands


amount of expected future losses from the eDistribution Group during the phase-out period from July 1, 2000 to December 31, 2000.

A summary of the major components of the estimated loss on the sale of the assets to Digital on June 30, 2000 is as follows:

         Value of Digital shares received                               $ 3,178
         Goodwill attributable to the eDistribution Group                (5,801)
         Cash to be received at closing                                   1,000
         Provision for eDistribution Group's future losses               (2,250)
         Book value of other eDistribution Group assets                  (3,877)
         Minority interest share of loss                                  4,948
                                                                        -------
         Estimated loss on sale of discontinued operations              $(2,802)
                                                                        =======


The fair value of the 3,178,170 shares of Digital Insurance, Inc. common stock received by HealthAxis has been recorded at the stated value in the Asset Purchase Agreement and based upon a prior investment received by Digital.

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
                                                   ====================================   ====================================

                                                                              Six Months Ended
                                                   ---------------------------------------------------------------------------
                                                            June 30, 2000                            June 30, 1999
                                                   ------------------------------------   ------------------------------------
                                                   eDistribution  Insurance               eDistribution   Insurance
                                                      Group       Operations    Total         Group       Operations   Total
                                                   ------------------------------------   ------------------------------------

 Revenue:
      Insurance operations revenue                       $    -    $     -   $       -        $       -  $   7,461   $  7,461
      Interactive commission and fee revenue                672          -         672               41          -         41
                                                   ------------------------------------   ------------------------------------
      Total Revenue                                         672          -         672               41      7,461      7,502
 Expenses:
      Insurance operations expenses                           -          -           -                -     10,251     10,251
      Operating and development                           5,741          -       5,741            1,926          -      1,926
      Sales and marketing                                11,496          -      11,496            6,268          -      6,268
      General and administrative                             18          -          18               15          -         15
      Amortization of assets related to acquisition         956          -         956                -          -          -
                                                   ------------------------------------   -----------------------------------
      Total expenses                                     18,211          -      18,211            8,209     10,251     18,460
                                                   ------------------------------------   ------------------------------------

      Operating loss                                    (17,539)         -     (17,539)          (8,168)    (2,790)   (10,958)
      Interest and other income, net                         (1)         -          (1)               -          -          -
                                                   ------------------------------------   ------------------------------------
      Loss before income taxes and minority interest    (17,540)         -     (17,540)          (8,168)    (2,790)   (10,958)
      Provision for income taxes
                                                              -          -           -                -        (19)       (19)
                                                   ------------------------------------   ------------------------------------
      Loss before minority interest                     (17,540)         -     (17,540)          (8,168)    (2,809)   (10,977)

      Minority interest in loss of subsidiary            11,199          -      11,199            1,409          -      1,409
                                                   ------------------------------------   ------------------------------------
      Loss from discontinued operations                $ (6,341)   $     -   $  (6,341)        $ (6,759)   $(2,809)  $ (9,568)
                                                   ====================================   ====================================

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands



Note  F - Revenue Recognition

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

Note G - Related Party Transactions

HealthAxis conducts a significant amount of business with a major shareholder, UICI. HealthAxis currently provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements ranging from one to five years, with annual renewable options thereafter. These services include the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. UICI and its subsidiaries and affiliates constitute, in the aggregate, HealthAxis' largest customer. For the three months and the six months ended June 30, 2000, UICI and its subsidiaries and affiliates accounted for an aggregate of $6,935 (67%) and $14,276 (66%), respectively, of HealthAxis' total revenues. As of June 30, 2000, HealthAxis had trade receivables from UICI and its subsidiaries and affiliates of $3,285 (48%).

Note H - Capitalized Software and Contract Start-up Costs

Developed Software

HealthAxis incurs development costs that relate primarily to the development of new products and major enhancements to existing services and products. HealthAxis expenses or capitalizes, as appropriate, these development costs in accordance with SFAS No. 86, Accounting

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands


for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. All development costs related to software development projects incurred prior to the time a project has reached technological feasibility are expensed. Software development costs incurred subsequent to reaching technological feasibility are capitalized. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. HealthAxis capitalized $1,292 in software development costs during the six months ended June 30, 2000. All software development costs capitalized are amortized using an amount determined as the greater of (i) the gross revenue method or (ii) the straight-line method over the remaining economic life of the product (generally three to five years). HealthAxis recorded amortization expense relating to capitalized software development costs of $258 and $503 during the three months and six months ended June 30, 2000, respectively.

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

Note I - Amortization of Intangibles

Amortization of intangibles is comprised of the following for the three months and the six months ended June 30, 2000:


                                               Three Months          Six Months
                                                  Ended                 Ended
                                              -----------------     ------------
                                                         June 30, 2000
                                              ----------------------------------
    Amortization of goodwill                  $      9,184          $     18,368
    Amortization of customer base                    1,075                 2,151
    Amortization of developed software                 239                   477
                                              ------------          ------------
                                              $     10,498          $     20,996
                                              ============          ============

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands


Note J - HealthAxis.com, Inc. Stock Options

During the first quarter of 2000, the board of directors of HealthAxis granted 1,178,200 options under its 1998 Stock Option Plan (the "1998 Plan"). All such options were granted with an exercise price of $15.00 per share, which represented the fair value of the HealthAxis common stock as determined by the Board of Directors based upon privately negotiated equity transactions. Since this grant price was below the public fair market value of HAI's common stock on the dates of the grants, HAI has recorded compensation expense of $2,331 for the six months ended June 30, 2000. This expense is based upon the intrinsic value method under APB opinion No. 25 Accounting for Stock Issued to Employees.

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

Note K - Subsequent Events

UICI Voting Trust Agreement
The UICI Voting Trust agreement, dated February 11, 2000, was amended, effective July 31, 2000, to among other things, extend the termination date of the trust if the HAI merger is not consummated to March 31, 2001, and revise the procedure by which a successor trustee is elected. The amended agreement also reduced the shares in the trust to 6,433,069 shares.

Agent Stock Options Amended
On September 29, 2000, HAI entered into an agreement with certain of its former agents which, among other things, reduced the exercise price of the options to purchase 318,042 shares of HAI's common stock from original exercise prices ranging from $4.75 to $14.63 per share to $4.25 per share. The agreement also reduced the payments required to be made pursuant to a registration rights agreement with such individuals in the event HAI does not register the shares issuable upon the exercise of the options within certain specified time frames. HAI will account for these awards as variable awards and will recognize an expense amounting to $500 related to this repricing which will be included in stock based compensation.

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                              Dollars in Thousands


NASDAQ Delisting
The Company was notified by NASDAQ that it does not meet the NASDAQ maintenance criteria for continued listing due to the decline in its stock price and its Common Stock will be delisted on November 9, 2000 if it does not achieve compliance by November 7, 2000. The Company has filed a request for appeal of the delisting that stayed the delisting of the Common Stock pending the appeal panel's decision. At the NASDAQ hearing on December 8, 2000, the Company appealed the delisting decision in light of the pending HAI merger. The Company believes that it will be in compliance with these requirements upon completion of the HAI merger. The Company is currently awaiting a response from NASDAQ regarding this delisting.

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

Settlement with Hannover Life
Under the Amended and Restated Merger Agreements, HealthAxis may terminate the Reorganization if HAI is not unconditionally and irrevocably released from the guarantee agreement with Hannover Life Reassurance Company of America by October 31, 2000. HAI was not released from this guarantee until December 12, 2000. Under the settlement agreement, HAI paid Hannover Life $4.25 million in exchange for a release from all liability under the guarantee agreement including a $5.9 million ceding commission liability. As of December 13, 2000, HealthAxis has determined not to exercise its option to terminate the merger for this reason but reserves the right to do so in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         HealthAxis Inc. (the "Company" or "HAI") is a Pennsylvania corporation organized in 1982. Until November 30, 1999, HAI was regulated as an insurance holding company by the states in which its former wholly owned insurance subsidiary, Provident Indemnity Life Insurance Company ("PILIC"), was licensed. Currently, the operations of HAI and its subsidiaries are those of its subsidiary, HealthAxis.com, Inc. ("HealthAxis"), which was formed on March 26, 1998.

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

         On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website, to Digital Insurance ("Digital"), which was amended on September 29, 2000. This transaction closed on October 13, 2000. HealthAxis anticipates that, by virtue of the license and service agreements between Digital and HealthAxis, revenues will increase.

         The Company was notified by NASDAQ that it does not meet the NASDAQ maintenance criteria for continued listing due to the decline in its stock price and that its Common Stock will be delisted on November 9, 2000 if it does not achieve compliance by November 7, 2000. The Company filed a request for appeal which stayed the delisting of the Common Stock pending the appeal panel's decision. At the NASDAQ hearing on December 8, 2000, the Company appealed the delisting decision in light of the pending HAI merger. The Company believes that it will be in compliance with these requirements upon completion of the HAI merger. The Company is awaiting a response from NASDAQ regarding this delisting.

Results of Operations

Six months ended June 30, 2000 compared to six months ended June 30, 1999.

         Net loss applicable to common stock. Net loss applicable to common stock was $23.9 million, or ($1.83) per basic and diluted share for six months ended June 30, 2000, compared to net loss of $13.4 million, or ($1.14) per basic and diluted share for six months ended June 30, 1999. The results of operations from the six months ended June 30, 2000 include a net loss from discontinued operations of $9.1 million as compared to a $9.6 million loss from discontinued operations for the six months ended June 30, 1999. The loss from continuing operations increased from a loss of $3.8 million for the six months ended June 30, 1999 to a loss of $14.8 million for the six months ended June 30, 2000 due to the addition of the operations of the divisions of Insurdata which were merged in January 2000.

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

         Cost of revenues. Cost of revenues of $15.4 million for the six months ended June 30, 2000 represents the expense of the billable hours that generated professional service revenues, which include the direct costs of employees. Included in these employee costs for the six months ended June 30, 2000 is $1.1 million in non-cash stock based compensation. HealthAxis expects that the cost of revenues will increase in direct proportion with revenues. These costs are related specifically to the addition of the merged divisions of Insurdata; therefore, there were no similar costs in the comparative six months ended June 30, 1999.

         Operating expenses. Operating expenses were $9.9 million for the six months ended June 30, 2000 as compared to $0.1 million for the six months ended June 30, 1999, with the increase due to the operations of the merged divisions of Insurdata. Included in these operating expenses for the six months ended June 30, 2000 is $1.1 million in non-cash stock based compensataion. Operating expenses primarily include technical salaries and benefits for employees who provide support and maintenance to clients and internal support.

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

         Sales and marketing expenses. Sales and marketing expenses were $1.6 million for the six months ended June 30, 2000 as compared to $0.2 million for the six months ended June 30, 1999. This increase was due primarily to increased personnel and additional initiatives, including direct mail, media advertising, and trade shows, in the six months ended June 30, 2000 as compared to the same period in 1999. Sales and marketing expense consist primarily of salaries and benefits to marketing personnel, which included fourteen employees at June 30, 2000 and three employees at June 30, 1999. Included in sales and marketing expenses for the six months ended June 30, 2000 is $0.9 million in non-cash stock based compensation. To support the business strategy, sales and marketing expenses are expected to increase as the sales force is expanded.

         General and Administrative Expenses. General and administrative expenses were $7.5 million for the six months ended June 30, 2000 as compared to $3.4 million for the six months ended June 30, 1999. This increase was due primarily to the Insurdata merger. Employee and recruiting expenses increased from $1.3 million for the six months ended June 30, 1999 to $4.6 million for the six months ended June 30, 2000, while professional fees and overhead expenses increased from $2.1 million for the six months ended June 30, 1999 to $2.9 million for the six months ended June 30, 2000. Included in employee and recruiting costs for the six months ended June 30, 2000 is $1.4 million in non-cash stock based compensation. The sale of assets to Digital did not materially affect general and administrative expenses. General and administrative expenses include executive management, accounting, legal and human resource personnel and expenditures for applicable overhead costs.

         Amortization of intangibles. Amortization of intangibles of $21.0 million for the six months ended June 30, 2000 primarily consisted of the amortization of goodwill of $18.4 million related to the Insurdata Merger. There was no amortization of intangibles in the comparative period ending June 30, 1999.

         Net interest expense, net. Net interest expense was $0.2 million for the six months ended June 30, 2000 as compared to a net expense of $0.4 million for the six months ended June 30, 1999. The decrease in expense was due primarily to HealthAxis' higher cash balances throughout the reporting period compared to the first six months of 1999. HealthAxis invests most of its cash in highly liquid short-term investments. For the six months ended June 30, 2000, HealthAxis' interest income of $1.1 million was partially offset by HAI's $1.3 million of interest expense on convertible debt.

         Net loss from discontinued operations. Net loss from discontinued operations of $9.1 million included a $2.8 million loss on the sale of certain assets to Digital and $6.3 million loss related to discontinued operations as compared to $9.6 million loss related to discontinued operations for the six months ended June 30, 1999. The Company's discontinued operations were conducted through HealthAxis' former eDistribution Group for the six months ended June 30, 1999 and 2000 and through the Discontinued Insurance Operations for the six months ended June 30, 1999. The eDistribution Group and the Insurance Operations are being reported as discontinued operations for all periods presented.

         HealthAxis has recorded a loss from discontinued operations of $2.8 million in connection with the sale of certain assets to Digital, which closed on October 13, 2000. The loss on sale primarily includes goodwill attributable to the eDistribution Group of $5.8 million and the book value of other eDistribution Group assets of $3.9 million and as partially offset by the minority interest in the HealthAxis loss of $6.8 million.

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

         Net loss applicable to common stock. Net loss applicable to common stock was $12.6 million, or ($0.96) per basic and diluted share, for three months ended June 30, 2000 compared to net loss of $10.5 million, or ($0.88) per basic and diluted share, for three months ended June 30, 1999. The increased loss was due to the Insurdata merger and offset by the sale of the Insurance Division in November 1999. The three months ended June 30, 2000 results include a net loss from discontinued operations of $5.4 million as compared to $8.2 million loss from discontinued operations for the three months ended June 30, 1999.

         Revenues. Revenue was $10.4 million for the three months ended June 30, 2000 as compared to no revenue for the three months ended June 30, 1999. This increase was related to the addition of the operations of the divisions of Insurdata.

         Cost of revenues. Cost of revenues of $7.2 million for the three months ended June 30, 2000 represents the expense of the billable hours that generated professional service revenues, which include the direct costs of employees. Included in these employee costs for the three months ended June 30, 2000 is $0.7 million in non-cash stock based compensation. HealthAxis expects that the cost of revenues will increase in direct proportion with revenues. These costs are related specifically to the addition of the merged divisions of Insurdata; therefore, there were no similar costs in the comparative three months ended June 30, 1999.

         Operating expenses. Operating expenses were $5.9 million for the three months ended June 30, 2000 as compared to approximately $69,000 for the three months ended June 30, 1999, with the increase due to the operations of the merged divisions of Insurdata. Included in these operating expenses for the three months ended June 30, 2000 is $0.3 million in non-cash stock based compensation. Operating expenses primarily include technical salaries and benefits for employees who provide support and maintenance to clients and internal support. Included in these operating expenses for the three months ended June 30, 2000 is $0.6 million in non-cash stock based compensation.

         Sales and marketing expenses. Sales and marketing expenses were $1.0 million for the three months ended June 30, 2000 as compared to approximately $86,000 for the three months ended June 30, 1999. This increase was due primarily to increased personnel and additional initiatives, including direct mail, media advertising, and trade shows, in 2000 as compared to 1999. Sales and marketing expense consist primarily of salaries and benefits to marketing personnel to support HealthAxis' strategy. Included in sales and marketing expenses for the three months ended June 30, 2000 is $0.6 million in non-cash stock based compensation. Sales and marketing expenses are expected to increase as the sales force is expanded.

         General and Administrative Expenses. General and administrative expenses were $3.1 million for the three months ended June 30, 2000 as compared to $2.2 million for the three months ended June 30, 1999. This increase was due primarily to the Insurdata merger. Employee and recruiting expenses increased from $0.8 million for the three months ended June 30, 1999 to $1.7 million for the three months ended June 30, 2000, while professional fees and overhead expenses remained consistent at $1.4 million for both the three months ended June 30, 1999 and the three months ended June 30, 2000. Included in employee and recruiting costs for the three months ended June 30, 2000 is $0.3 million in non-cash stock based compensation. General and administrative expenses include executive management, accounting, legal and human resource personnel and expenditures for applicable overhead costs.

         Amortization of intangibles. Amortization of intangibles of $10.5 million for the three months ended June 30, 2000 primarily consisted of the amortization of goodwill of $8.7 million related to the Insurdata Merger. There was no amortization of intangibles in the comparative period ending June 30, 1999.

         Net interest expense, net. Net interest income was $0.4 million for the three months ended June 30, 2000 as compared to net interest expense of $84,000 for the three months ended June 30, 1999. For the three months ended June 30, 2000, HealthAxis' interest income of $0.9 million was partially offset by HAI's $0.5 million of interest expense on convertible debt.

         Net loss from discontinued operations. Net loss from discontinued operations of $5.4 million included a $2.8 million loss on the sale of certain assets to Digital and $2.6 million loss in discontinued operations as compared to $8.2 million loss in discontinued operations for the three months ended June 30, 1999. The Company's discontinued operations were conducted through its former eDistribution Group for the three months ended June 30, 2000 and 1999 and through its Discontinued Insurance Operations for the three months ended June 30, 1999. The eDistribution Group and Insurance Operations are being reported as discontinued operations for all periods presented.

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

         HAI's liquidity needs will be met through loan agreements which HealthAxis and HAI entered into the loan agreements as of September 29, 2000 in order to fund the operations and commitments of HAI until the HAI Merger is consummated. The interest on the principal under each note will accrue at 12% per annum from the date of the note until the date the note terminates.

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

         Net cash used in operating activities of $23.5 million during the six months ended June 30, 2000 and $36.5 million during the six months ended June 30, 1999 was the result of operating losses. The decrease in usage of $13.0 million was primarily attributable to the elimination of the Discontinued Insurance Operations.

         On January 7, 2000, HealthAxis completed the Insurdata merger. In connection with this merger, HealthAxis anticipates that revenues will increase as a result of including revenues of the merged divisions of Insurdata, now the application solutions group, which during 1999 were $42.9 million. HealthAxis has paid $0.3 million out-of-pocket merger costs as of June 30, 2000 and anticipates that it will only pay minimal additional merger costs during the remainder of 2000.

         On January 26, 2000, HAI and HealthAxis entered into an agreement and plan of reorganization which provides for the merger of HealthAxis with a wholly owned subsidiary of HAI, which was amended and restated on September 29, 2000 and October 26, 2000. The total costs to be capitalized is expected to be $2.1 million, $1.0 million of which occurred as of June 30, 2000, with the remaining $1.1 million expected in the third and fourth quarters of 2000. The severance costs for eight terminated employees amounts to $600,000 and includes payroll and related costs. The remaining $1.5 million includes legal, accounting and investment consulting fees.

         On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital, which was amended on September 29, 2000. This transaction closed on October 13, 2000. In connection with this sale, HealthAxis received $500,000 in cash at closing and $500,000 as a promissory note. In addition, license fees totaling $3.0 million are to be paid over thirty months and technology services totaling a minimum of $3.0 million are to be paid over the next 12 months. In addition to the increase in revenues, the sale to Digital is expected to result in decreased cash usage related to the operating expenses and sales and marketing expenses currently reported in the loss from discontinued operations. General and administrative expenses are not expected to be affected by this sale.

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


Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            HealthAxis Inc.




Date: 12-15-00                             By: /s/ Michael Ashker
-------------------------------------      -------------------------------------
                                           Michael Ashker
                                           President and Chief Executive Officer




Date: 12-15-00                             By: /s/ Anthony R. Verdi
-------------------------------------      -------------------------------------
                                           Anthony R. Verdi
                                           Chief Financial Officer, Principal
                                           Accounting Officer and Treasurer