Form 10-Q/A
period 2000-09-30
HEALTHAXIS INC
filed 2000-12-19
CIK 768892

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

Item 2.  Management's Discussion and Analysis of Results
         Of Operations and Financial Condition.............................18-26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........26

PART II  Other Information

         Items 1-5............................................................27
         Item 6. Reports on Form 8-K..........................................27

Signatures....................................................................28

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

                        HealthAxis Inc. and Subsidiaries
                           Consolidated Balance Sheets
             (Dollars in thousands except share and per share data)


                                                                                 September 30,      December 31,
                                                                                     2000               1999
                                                                                 ------------       ------------
                                                                                  (Unaudited)
Assets
Cash and cash equivalents                                                          $  25,170          $58,069
Accounts receivable, net of allowance for doubtful accounts of $78                     8,983                -
Prepaid expenses                                                                         622                -
Other current assets                                                                     147              549
                                                                                   ---------          -------
         Total current assets                                                         34,922           58,618

Property, equipment and software, less accumulated depreciation and
    amortization of $10,936 and $2,259, respectively                                  12,357              357
Capitalized software and contract start-up costs, less accumulated
    amortization of $1,437                                                             4,884                -
Goodwill, less accumulated amortization of $25,582 and $765, respectively            656,602            7,114
Customer base,  less accumulated amortization of $3,226                               13,979                -
Notes receivable from employees                                                          629                -
Note receivable                                                                          259                -
Deferred acquisition costs                                                               341              750
Investment in Digital Insurance                                                        3,178                -
Assets held for sale                                                                       -           12,458
Other assets                                                                             434              305
                                                                                   ---------          -------
         Total assets                                                              $ 727,585          $79,602
                                                                                   =========          =======
Liabilities and Stockholders' Equity
Accounts payable                                                                   $     880          $ 1,823
Accrued liabilities                                                                    6,166            4,746
Deferred revenues                                                                        432                -
Obligations under capital lease                                                          311              410
                                                                                   ---------          -------
         Total current liabilities                                                     7,789            6,979

Convertible debentures                                                                26,715           25,019
Federal income taxes                                                                     585              585
Ceding commission liability                                                            6,050            5,600
Post retirement and employment liabilities                                             1,061            1,030
Obligations under capital lease                                                          103              117
Other liabilities                                                                         16                -
                                                                                   ---------          -------
         Total liabilities                                                            42,319           39,330

Commitments and Contingencies
Minority interest in HealthAxis:
    Common stock                                                                     451,269           12,603
    Preferred stock                                                                   15,049           15,049

Stockholders' Equity
Preferred stock, par value $1:  authorized 20,000,000 shares:
    Series A cumulative convertible, none issued and outstanding                           -                -
    Series B cumulative convertible, none issued and outstanding                           -                -
Common stock, par value $.10:  authorized 50,000,000,
    issued and outstanding 13,097,618 and 13,027,668 shares                            1,310            1,303
Common stock, Class A, par value $.10:  authorized 20,000,000,                             -                -
    none issued and outstanding
Additional paid-in capital
                                                                                     325,816           81,798
Accumulated deficit                                                                 (101,307)         (70,481)
Unearned compensation                                                                 (6,871)               -
                                                                                  ----------          -------
         Total stockholders' equity                                                  218,948           12,620
                                                                                  ----------          -------
         Total liabilities and stockholders' equity                               $  727,585          $79,602
                                                                                  ==========          =======

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                     Consolidated Statements of Operations
       (Dollars in thousands, except share and per share data) (Unaudited)


                                                       Three months ended September 30,       Nine months Ended September 30,
                                                            2000               1999                2000              1999
                                                          ---------          --------            --------         --------
Revenue                                                   $  11,016                 -            $ 32,754                -

Expenses:
     Cost of revenues                                         7,481                 -              22,850                -
     Operating                                                3,797               192              13,658              296
     Sales and marketing                                        773               115               2,389              282
     General and administrative                               2,924             1,538              10,464            4,966
     Amortization of intangibles                              9,841               108              30,837              108
                                                          ---------          --------            --------         --------
             Total Expenses                                  24,816             1,953              80,198            5,652
                                                          ---------          --------            --------         --------

     Operating Loss                                         (13,800)           (1,953)            (47,444)          (5,652)
     Interest expense, net                                     (916)             (168)             (1,093)            (589)
                                                          ---------          --------            --------         --------
     Loss before minority interest                          (14,716)           (2,121)            (48,537)          (6,241)
Minority interest in loss of subsidiary                       7,787                 -              26,854              315
                                                          ---------          --------            --------         --------
Loss from continuing operations                              (6,929)           (2,121)            (21,683)          (5,926)

Loss from discontinued operations                                 -           (20,975)             (6,341)         (30,540)
Loss on sale of discontinued operations                           -                 -              (2,802)               -
                                                          ---------          --------            --------         --------
Loss from discontinued operations                                 -           (20,975)             (9,143)         (30,540)
                                                          ---------          --------            --------         --------

      Net loss                                               (6,929)          (23,096)            (30,826)         (36,466)
                                                          ---------          --------            --------         --------

Dividends on preferred stock                                      -                 -                   -               70
                                                          ---------          --------            --------         --------
Net loss applicable common stockholders                   $  (6,929)         $(23,096)           $(30,826)        $(36,536)
                                                          =========          ========            ========         ========

Loss per share of common stock (basic and
  diluted)
   Continuing operations                                  $    (.53)         $   (.17)           $  (1.66)        $   (.50)
   Discontinued operations                                        -             (1.68)               (.70)           (2.54)
                                                          ---------          --------            --------         --------
   Net loss                                               $    (.53)         $  (1.85)           $  (2.36)        $  (3.04)
                                                          =========          ========            ========         ========

Weighted average common shares and equivalents
Used in computing (loss) per share
     Basic and diluted                                   13,098,000        12,462,000          13,079,000       12,021,000


                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity
                           (In thousands) (Unaudited)



                                                                                                  Additional
                                                Preferred Stock             Common Stock            Paid-In      Accumulated
                                            Shares        Amount        Shares        Amount        Capital        Deficit
                                            ------        ------        ------        ------        -------        -------
BALANCE, DECEMBER 31, 1999                       -        $    -        13,027       $  1,303      $ 81,798       $ (70,481)
Valuation of Insurdata options
Net loss                                                                                                            (30,826)
Amortization/forfeiture of unearned
  compensation
Stock options exercised                                                     71              7           334
Adjustment to HAI equity                                                                            242,864
Stock option compensation                                                                               820
                                            ------        ------        ------       --------      --------       ---------
BALANCE, September 30, 2000                      -        $    -        13,098       $  1,310      $325,816       $(101,307)
                                            ======        ======        ======       ========      ========       =========

[RESTUB TABLE]


                                               Unearned
                                             Compensation      Total
                                             ------------      -----
BALANCE, DECEMBER 31, 1999                     $      -     $  12,620
Valuation of Insurdata options                  (10,691)      (10,691)
Net loss                                                      (30,826)
Amortization/forfeiture of unearned               3,820         3,820
  compensation
Stock options exercised                                           341
Adjustment to HAI equity                                      242,864
Stock option compensation                                         820
                                              --------       --------
BALANCE, September 30, 2000                   $ (6,871)      $218,948
                                              ========       ========


                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                       (Dollars in thousands) (Unaudited)




                                                                            Nine Months Ended
Cash flows from operating activities                                 September 30,      September 30,
                                                                         2000                1999
                                                                     -------------      -------------
    Net loss                                                           $(30,826)          $(36,466)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
       Deferred loss on the sale of PILIC                                     -              8,400
       Loss on sale of discontinued operations                            2,802                  -
       Depreciation and amortization                                     39,755             10,305
       Net realized gain on sale of subsidiaries                              -             (1,500)
       Bad debt reserve                                                      25                  -
       Minority interest in loss of subsidiary:
            Share of loss from continuing operations                    (26,854)              (315)
            Share of loss from discontinued operations                  (11,199)            (1,873)
       Stock option compensation                                          4,066                269
       Loss on disposition of assets                                        516              3,265
       Interest on convertible debt                                       1,696                  -
       Change in:
         Accounts receivable                                             (2,498)                 -
         Premium due and uncollected, unearned premium and
             premium received in advance                                      -                (67)
         Prepaid expense                                                    134             (3,239)
         Due to/from reinsurers                                               -            (12,727)
         Due from third party administrator                                   -              6,849
         Accrued investment income                                            -                191
         Other assets, current and deferred income taxes                    340                943
         Accounts payable and accrued liabilities                        (5,831)                 -
         Deferred revenues                                                   35                  -
         Ceding commission and interest                                     450                450
         Future policy benefits and claims                                   31            (13,126)
         Other liabilities                                                 (352)                 -
                                                                       --------           --------
    Net cash used in operating activities                               (27,710)           (38,641)
                                                                       --------           --------

Cash flows from investing activities
       Sales of bonds                                                         -              6,542
       Cash in acquired company                                           2,126                  -
       Investment in capitalized software and contract start-up          (2,674)                 -
       Payment of acquisition costs                                      (1,031)                 -
       Maturities of investments and loans                                    -                 43
       Loans to officer, director and shareholder                             -              1,328
       Purchases of property, equipment and software                     (3,723)            (1,826)
                                                                       --------           --------
    Net cash (used in) provided by investing activities                  (5,302)             6,087
                                                                       --------           --------

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

The board of directors of HealthAxis consists of up to nine members. UICI and HAI may each independently nominate three nominees to the board, and, the remaining three directors will be nominated by mutual agreement of HAI (acting by the vote of a majority of the members of the board that were not nominated by or agreed to by UICI) and UICI. At September 30, 2000, the board was comprised of eight members, with three nominated by HAI, three nominated by UICI and two nominated by mutual agreement of HAI and UICI. At September 30, 2000, two of HealthAxis' board members also serve on the Board of Directors of UICI, four of HealthAxis' board members also serve on the Board of Directors of HAI and two are either an officer or a consultant of HealthAxis.

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


On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital, which was amended on September 29, 2000. Included in the sale was the current and next generation of the retail website user interface (the presentation layer of the website that includes the graphical templates that create the look and feel of the website), all existing in-force insurance policies, certain physical assets, and agreements, including, but not limited to portal marketing agreements and agreements related to the affiliate partner program. This transaction closed on October 13, 2000. The consideration received by HealthAxis in return for those assets consisted of: $500 in cash; a $500 note; 11% of the outstanding shares of Digital, on a fully-diluted basis, at closing; and a portion of Digital's net commission revenues received by Digital through the acquired website user interface or an affinity partner. In accordance with Accounting Principles Board Opinion Number 30, HealthAxis has reported the operations of the eDistribution Group as discontinued operations as of the measurement date of June 30, 2000 and restated the financial statements for all the periods presented. The sale of assets to Digital Insurance, Inc. has been recorded as of September 30, 2000 because the sale was a material subsequent event that was consummated prior to the issuance of interim financial statements.


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


A loss on the sale of discontinued operations in the amount of $2,802 has been recorded as of the measurement date, the date of the sale agreement (June 30, 2000). Included in the loss is $2,250 representing management's estimate of the amount of

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

expected future losses from the retail website during the phase-out period from July 1, 2000 to December 31, 2000.

A summary of the major components of the estimated loss on the sale of the assets to Digital on June 30, 2000 is as follows:


         Value of Digital shares received
           (included in Other Assets)                                   $ 3,178
         Goodwill attributable to the eDistribution Group                (5,801)
         Cash and note received at closing
           (included in Accounts Receivable)                              1,000
         Provision for eDistribution Group's future losses               (2,250)
         Book value of other eDistribution Group assets
           (written off)                                                 (3,877)
         Minority interest share of loss                                  4,948
                                                                        -------

         Estimated loss on sale of discontinued operations              $(2,802)
                                                                        ========

The fair value of the 3,178,170 shares of Digital Insurance, Inc. common stock received by HealthAxis has been recorded at the stated value in the Asset Purchase Agreement and based on a prior investment received by Digital.

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

Note G - Capitalized Software and Contract Start-up Costs

Developed Software

HealthAxis incurs development costs that relate primarily to the development of new products and major enhancements to existing services and products. HealthAxis expenses or capitalizes, as appropriate, these development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. All development costs related to software development projects incurred prior to the time a project has reached technological feasibility are expensed. Software development costs incurred subsequent to reaching technological feasibility are capitalized. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. HealthAxis capitalized $2,646 in software development costs during the nine months ended September 30, 2000. All software development costs capitalized are amortized using an amount determined as the greater of (i) the gross revenue method or (ii) the straight-line method over the remaining economic life of the product (generally three to five years). HealthAxis recorded amortization expense relating to capitalized software development costs of $281 and $784 during the three months and nine months ended September 30, 2000, respectively.

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

Note H - Amortization of Intangibles

Amortization of intangibles is comprised of the following for the three months and the nine months ended September 30, 2000:

                                                   Three Months     Nine Months
                                                       Ended           Ended
                                                    ----------      ----------
                                                         September 30, 2000
                                                      ------------------------
     Amortization of goodwill                         $ 8,527          $26,895
     Amortization of customer base                      1,075            3,226
     Amortization of developed software                   239              716
                                                      -------          -------
                                                      $ 9,841          $30,837
                                                      =======          =======



At September 30, 2000, the Company performed an impairment evaluation of long-lived assets and determined that none were impaired. The Company currently knows of no events that would allow for the write down of goodwill other than the revaluation associated with the HAI merger.

                        HealthAxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              Dollars in Thousands

Note I - HealthAxis.com, Inc. Stock Options

During the first quarter of 2000, the board of directors of HealthAxis granted 1,178,200 options under its 1998 Stock Option Plan (the "1998 Plan"). All such options were granted with an exercise price of $15.00 per share, which represented the fair value of the HealthAxis common stock as determined by the Board of Directors based upon privately negotiated equity transactions. Since this grant price was below the public fair market value of HAI's common stock on the dates of the grants, HealthAxis has recorded compensation expense of $3,246 for the nine months ended September 30, 2000. This expense is based upon the intrinsic value method under Accounting Principles Board opinion No. 25 Accounting for Stock Issued to Employees.

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

Note J - HealthAxis Inc. Stock Options and Warrants

On September 29, 2000, HAI entered into an agreement with certain of its former agents which, among other things, reduced the exercise price of options to purchase 318,042 shares of HAI's common stock from original exercise prices ranging from $4.75 to $14.63 per share to $4.25 per share. The agreement also reduced the payments required to be made pursuant to a registration rights agreement with such individuals in the event HAI does not register the shares issuable upon the exercise of the options within certain specified time frames. HAI accounts for these awards as variable awards and has recognized an expense amounting to $500 related to this repricing which is included in stock based compensation.

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


Note K - Commitments and Contingencies



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

Under the Amended and Restated Merger Agreements, HealthAxis may terminate the Reorganization if HAI is not unconditionally and irrevocably released from the guarantee agreement with Hannover Life Reassurance Company of America by October 31, 2000. HAI was not released from this guarantee until December 12, 2000. Under the settlement agreement, HAI paid Hannover Life $4.25 million in exchange for a release from all liability under the guarantee agreement including a $6.0 million ceding commission liability. As of December 13, 2000, HealthAxis has determined not to exercise its option to terminate the merger for this reason but reserves the right to do so in the future.

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

         The Company was notified by NASDAQ that it does not meet the NASDAQ maintenance criteria for continued listing due to the decline in its stock price and that its Common Stock will be delisted on November 9, 2000 if it did not achieve compliance by November 7, 2000. The Company has filed a request for appeal of the delisting that stayed the delisting of the Common Stock pending the appeal panel's decision. At the NASDAQ hearing on December 8, 2000, HAI appealed the delisting decision in light of the pending HAI Merger. The Company believes that it will be in compliance with these requirements upon completion of the HAI Merger. The Company is awaiting a response from NASDAQ regarding this delisting.

Results of Operations

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999.



         Net loss applicable to common stock. Net loss applicable to common stock was $30.8 million, or ($2.36) per basic and diluted share for nine months ended September 30, 2000, compared to net loss of $36.5 million, or ($3.04) per basic and diluted share for nine months ended September 30, 1999. The results of operations from the nine months ended September 30, 2000 include a net loss from discontinued operations of $9.1 million as compared to a $30.5 million loss from discontinued operations for the nine months ended September 30, 1999. The loss from continuing operations increased from a loss of $5.9 million for the nine months ended September 30, 1999 to a loss of $21.7 million for the nine months ended September 30, 2000 due to the addition of the operations of the divisions of Insurdata which were merged in January 2000.

At September 30, 2000, the Company performed an impairment evaluation of long-lived assets and determined that none were impaired. The Company currently knows of no events that would allow for the write down of goodwill other than the revaluation associated with the HAI merger.



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


         Cost of revenues. Cost of revenues of $22.8 million for the nine months ended September 30, 2000 represents the expense of the billable hours that generated professional service revenues, which include the direct costs of employees. Included in these employee costs for the nine months ended September 30, 2000 is $1.5 million in non-cash stock based compensation. HealthAxis expects that the cost of revenues will increase in direct proportion with revenues. These costs are related specifically to the addition of the merged divisions of Insurdata; therefore, there were no similar costs in the comparative nine months ended September 30, 1999.

         Operating expenses. Operating expenses were $13.7 million for the nine months ended September 30, 2000 as compared to $0.3 million for the nine months ended September 30, 1999, with the increase due to the operations of the merged divisions of Insurdata. Included in these operating expenses for the nine months ended September 30, 2000 is $1.5 million in non-cash stock based compensation. Operating expenses primarily include technical salaries and benefits for employees who provide support and maintenance to clients and internal support.

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

         Sales and marketing expenses. Sales and marketing expenses were $2.4 million for the nine months ended September 30, 2000 as compared to $0.3 million for the nine months ended September 30, 1999. This increase was due primarily to increased personnel and additional initiatives, including direct mail, media advertising, and trade shows, in the nine months ended September 30, 2000 as compared to the same period in 1999. Sales and marketing expense consist primarily of salaries and benefits to marketing personnel, which included thirteen employees at September 30, 2000 and five employees at September 30, 1999. Included in the sales and marketing expenses for the nine months ended September 30, 2000 is $1.1 million in non-cash stock based compensation. To support the business strategy, sales and marketing expenses are expected to increase as the sales force is expanded.


         General and Administrative Expenses. General and administrative expenses were $10.5 million for the nine months ended September 30, 2000 as compared to $5.0 million for the nine months ended September 30, 1999. This increase was due primarily to the Insurdata merger. Employee and recruiting expenses increased from $1.8 million for the nine months ended September 30, 1999 to $6.4 million for the nine months ended September 30, 2000, while professional fees and overhead expenses increased from $3.2 million for the nine months ended September 30, 1999 to $4.0 million for the nine months ended September 30, 2000. Included in these employee costs for the nine months ended September 30, 2000 is $2.4 million in non-cash stock based compensation. The sale of assets to Digital did not materially affect general and administrative expenses. General and administrative expenses include executive management, accounting, legal and human resource personnel and expenditures for applicable overhead costs.

         Amortization of intangibles. Amortization of intangibles of $30.8 million for the nine months ended September 30, 2000 primarily consisted of the amortization of goodwill of $26.9 million related to the Insurdata Merger. Amortization of intangibles of $0.1 million for the nine months ended September 30, 1999 consisted of the amortization of goodwill related to the purchase of HealthAxis stock by HAI.

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


         Net loss from discontinued operations. Net loss from discontinued operations of $9.1 million, which was comprised of $2.8 million loss on the sale of certain assets to the Digital and $6.3 million loss related to discontinued operations for the nine months ended September 30, 2000 as compared to $30.5 million loss related to discontinued operations for the nine months ended September 30, 1999. The Company's discontinued operations were conducted through HealthAxis' eDistribution Group website for the nine months ended September 30, 1999 and 2000 and through the Discontinued Insurance Operations for the nine months ended September 30, 1999. The eDistribution Group and the Insurance Operations are being reported as discontinued operations for all periods presented.


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

         Repricing of Options. On May 24, 2000, the HealthAxis Board of Directors approved the repricing of 1,773,050 options to purchase HealthAxis common stock, which had originally been granted at exercise prices of $12.00 and $15.00 per share. The repricing of these options to $3.31 per share, which was the closing market price of a share of HAI's common stock as of the date of the repricing as reported on the NASDAQ National Market, are being accounted for as variable options in accordance with Financing Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation issued in March 2000.

Three months ended September 30, 2000 compared to three months ended September 30, 1999.

         Net loss applicable to common stock. Net loss applicable to common stock was $6.9 million, or ($0.53) per basic and diluted share, for three months ended September 30, 2000 compared to net loss of $23.1 million, or ($1.85) per basic and diluted share, for three months ended September 30, 1999. The three months ended September 30, 1999 results include a net loss from discontinued operations of $21.0 million, which is the primary reason for the decreased loss. The loss from continuing operations increased from a loss of $2.1 million for the three months ended September 30, 1999 to a loss of $6.9 million for the three months ended September 30, 2000 due to the addition of the operations of the divisions of Insurdata which were merged in January 2000.

         Revenues. Revenue was $11.0 million for the three months ended September 30, 2000 as compared to no revenue for the three months ended September 30, 1999. The increase was related to the addition of the operations of the divisions of Insurdata.


         Cost of revenues. Cost of revenues of $7.5 million for the three months ended September 30, 2000 was attributable to the expenses relating to HealthAxis' costs to generate revenues and primarily include salaries and benefits. Included in these employee costs for the three months ended September 30, 2000 is $0.5 million in non-cash stock based compensation. HealthAxis expects that the cost of revenue will increase in direct proportion with revenues. These costs are related specifically to the addition of the merged divisions of Insurdata; therefore, there were no similar costs in the comparative three months ended September 30, 1999.

         Operating expenses. Operating expenses were $3.8 million for the three months ended September 30, 2000 as compared to approximately $0.2 million for the three months ended September 30, 1999 due to the addition of the operations of the merged divisions of Insurdata. Included in these operating expenses for the three months ended September 30, 2000 is $0.4 million in non-cash stock based compensation. Operating expenses primarily include technical salaries and benefits for employees who provide support and maintenance to clients and internal support.

         Sales and marketing expenses. Sales and marketing expenses were $0.8 million for the three months ended September 30, 2000 as compared to approximately $0.1 million for the three months ended September 30, 1999. This increase was due primarily to increased personnel and additional initiatives, including direct mail, media advertising, and trade shows, in 2000 as compared to 1999. Sales and marketing expense consist primarily of salaries and benefits to marketing personnel to support HealthAxis' strategy. Included in sales and marketing expenses for the nine months ended September 30, 2000 is $0.2 million in non-cash stock based compensation. Sales and marketing expenses are expected to increase as the sales force is expanded.

         General and Administrative Expenses. General and administrative expenses were $2.9 million for the three months ended September 30, 2000 as compared to $1.5 million for the three months ended September 30, 1999. This increase was due primarily to the Insurdata merger. Employee and recruiting expenses increased from $0.5 million for the three months ended September 30, 1999 to $1.8 million for the three months ended September 30, 2000, while professional fees and overhead expenses remained consistent at $1.1 million for both the three months ended September 30, 1999 and the three months ended September 30, 2000. Included in these employee costs for the three months ended September 30, 2000 is $0.9 million in non-cash stock based compensation. General and administrative expenses include executive management, accounting, legal and human resource personnel and expenditures for applicable overhead costs.

         Amortization of intangibles. Amortization of intangibles of $9.8 million for the three months ended September 30, 2000 primarily consisted of HealthAxis' amortization of goodwill related to the Insurdata Merger of $8.5 million. Amortization of intangibles of $0.1 million for the three months ended September 30, 1999 consisted of the amortization of goodwill related to the purchase of HealthAxis stock by HAI.

         Net interest expense, net. Net interest expense was $0.9 million for the three months ended September 30, 2000 as compared to net interest expense of $0.2 million for the three months ended September 30, 1999. For the three months ended September 30, 2000, HAI's $1.1 million of interest expense was partially offset by HealthAxis' $0.2 million of interest income.

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

         Net cash used in operating activities of $27.7 million during the nine months ended September 30, 2000 and $38.6 million during the nine months ended September 30, 1999 was the result of operating losses. The decrease in usage of $10.9 million was primarily attributable to the elimination of the Discontinued Insurance Operations.

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

         On January 26, 2000, HAI and HealthAxis entered into an agreement and plan of reorganization which provides for the merger of HealthAxis with a wholly owned subsidiary of HAI, which was amended and restated on September 29, 2000 and October 26, 2000. The total cost is expected to be $2.1 million, $1.0 million of which occurred as of September 30, 2000, with the remaining $1.1 million expected in the fourth quarter of 2000 and the first quarter of 2001. The severance costs for eight terminated employees amounts to $0.6 million and includes payroll and related costs. The remaining $1.5 million includes legal, accounting and investment consulting fees.

         On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital, which was subsequently amended on September 29, 2000. This transaction closed on October 13, 2000. In connection with this sale, HealthAxis received

$0.5 million in cash at closing and a $0.5 million promissory note. In addition, license fees totaling $3.0 million are to be paid over the next 30 months and a technology services contract provides for a minimum fee of $3.0 million over the next 12 months. In addition to the increase in revenues, the sale to Digital is expected to result in decreased cash usage related to the operating expenses and sales and marketing expenses currently reported in the loss from discontinued operations. General and administrative expenses are not expected to be affected by this sale.

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


         On December 12, 2000, HAI paid $4.25 million to Hannover Life Reassurance Company for settlement of a ceding commission liability, which was carried at $6.0 million on September 30, 2000.


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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Convertible Debentures outstanding at September 30, 2000 are fixed rate obligations and would not be exposed to the impact of interest rate fluctuations. To the extent that the Company seeks to refinance these instruments, the prevailing market interest rates on replacement debt could exceed rates currently paid thereby increasing interest expense and increasing net loss.

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