Form 10-K/A
HEALTHAXIS INC
filed 2000-12-19
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-13591

                                 HEALTHAXIS INC.
             (Exact name of Registrant as specified in its charter)

                                                  2500 DeKalb Pike
        Pennsylvania                     East Norriton, Pennsylvania 19401                   23-2214195
-------------------------------          ---------------------------------              ----------------------
(State or other jurisdiction of            (Address of principal executive                 (I.R.S. Employer
incorporation or organization)               offices including zip code)                Identification Number)

                                 (610) 279-2500
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
---------------------------     ------------------------------------------------
           None                                    None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                          ----------------------------
                                 Title of Class


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES _X_  ___ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 20, 2000 as reported on the NASDAQ National Market System, was approximately $144,535,904. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                        As of March 20, 2000, the Registrant had 13,087,618 shares of Common Stock outstanding.


                    The Exhibit Index is located on Page 123

                                 HealthAxis Inc.

                                Table of Contents

                                                                                                 Page
                                                                                                 ----
PART I..............................................................................................1
    Item 1.     Description of Business.............................................................1
    Item 2.     Description of Properties..........................................................51
    Item 3.     Legal Proceedings..................................................................52
    Item 4.     Submission of Matters to a Vote of Security Holders................................52

PART II............................................................................................53
    Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..............53-55
    Item 6.     Selected Financial Data............................................................56-57
    Item 7.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.....................................................58-62
    Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.........................62
    Item 8.     Financial Statements and Supplementary Data........................................63
    Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................................114

Part III..........................................................................................115
    Item 10     Directors and Executive Officers of the Registrant................................115-117
    Item 11.    Executive Compensation............................................................118-123
    Item 12.    Security Ownership of Certain Beneficial Owners and Management....................124-126
    Item 13.    Certain Relationships and Related Transactions....................................126-128

Part IV...........................................................................................129
    Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................129

EXHIBIT INDEX.....................................................................................129

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

Sale of PILIC

         In light of the need to devote capital and focus to HealthAxis, the continued losses experienced in HAI's group medical insurance products and HAI's goal to no longer be regulated as an insurance holding company, HAI entered into various agreements to sell certain of Provident Indemnity Life Insurance Company's subsidiaries, together with its group medical and life insurance business, during 1998 and to sell Provident Indemnity Life Insurance Company during 1999. Due to Provident Indemnity Life Insurance Company's long term obligations to existing insurance policy holders and Pennsylvania and other state insurance laws and regulations, HAI would not be able to dispose of Provident Indemnity Life Insurance Company's operations through voluntary liquidation but could pursue a sale of Provident Indemnity Life Insurance Company.

         The insurance operations of Provident Indemnity Life Insurance Company have operated at a loss for a number of years and Provident Indemnity Life Insurance Company is the defendant in excess of 40 law suits, all of which have occurred in the ordinary course of its claims administration, but nevertheless require on-going costs of litigation. Additionally, during 1999, HAI and Provident Indemnity Life Insurance Company received notice from certain of Provident Indemnity Life Insurance Company's reinsurers that these reinsurers disputed amounts that Provident Indemnity Life Insurance Company believed were owed to it under some of its reinsurance contracts. These reinsurers also gave notice that an undetermined amount of time would be required to quantify the disputed amounts and resolve payment. As a result, HAI and Provident Indemnity Life Insurance Company were unable to predict the amount of this risk, the timing or possibility of resolving these disputes or whether costly litigation would be necessary to recover the disputed reinsurance reimbursements. Following several unsuccessful attempts to sell Provident Indemnity Life Insurance Company to unaffiliated third parties, Alvin H. Clemens, the Chairman of HAI and HealthAxis, agreed to purchase Provident Indemnity Life Insurance Company so that HealthAxis could pursue its ecommerce strategy.

         On August 16, 1999, HAI entered into an agreement that provided for AHC Acquisition, Inc., a company solely owned by Mr. Clemens, to acquire Provident Indemnity Life Insurance Company for an aggregate payment by HAI of $14.7 million to Provident Indemnity Life Insurance Company. This transaction was completed on November 30, 1999. In accordance with the terms of the stock purchase agreement, HAI:

o purchased HAI's headquarters located at 2500 DeKalb Pike from Provident Indemnity Life Insurance Company for its book value of $4.7 million;

o agreed to exercise its option to purchase 545,916 shares of HealthAxis Series A preferred stock from Provident Indemnity Life Insurance Company for $2.8 million (HAI made the $2.8 million payment for the shares of HealthAxis Series A preferred stock pursuant to the option agreement between HAI and Provident Indemnity Life Insurance Company and the payment equates to a $4.71 price per share. The $4.71 price represented the price per share paid by Provident Indemnity Life Insurance Company for these shares plus interest at the rate of 8% per annum thereon from the date of acquisition of these shares by Provident Indemnity Life Insurance Company through November 30, 1999, the date of exercise);

o made a $7.2 million capital contribution from HAI to Provident Indemnity Life Insurance Company in order to eliminate a statutory deficiency, to enable Provident Indemnity Life Insurance Company to maintain adequate capital to meet its liabilities including pay-out obligations under existing insurance policies, and to provide Provident Indemnity Life Insurance Company with sufficient capital and surplus so that the Insurance Department of the Commonwealth of Pennsylvania would grant the required approval of the sale of Provident Indemnity Life Insurance Company; and

o transferred 100,000 shares of the HealthAxis Series A preferred stock and the associated registration rights previously granted to Provident Indemnity Life Insurance Company, to AHC Acquisition, Inc.

         The terms of the sale of Provident Indemnity Life Insurance Company to AHC Acquisition, Inc. were approved by the Insurance Department of the Commonwealth of Pennsylvania, the regulatory agency that oversees insurance company operations in Pennsylvania. The sale of Provident Indemnity Life Insurance Company was also approved by the disinterested members of the board of directors of HAI with Mr. Clemens abstaining from voting on this matter.

         AHC Acquisition, Inc. did not pay any cash in exchange for its acquisition of Provident Indemnity Life Insurance Company, however, pursuant to these transactions, HAI was released from any liability for Provident Indemnity Life Insurance Company's current liabilities to its existing insurance policy holders nor subject to any risk associated with Provident Indemnity Life Insurance Company's disputes with certain of its reinsurers. Additionally, following the sale of Provident Indemnity Life Insurance Company, HAI is not required to:

o recognize the operating losses of Provident Indemnity Life Insurance Company on a consolidated basis;

o make any contributions to the capital and surplus of Provident Indemnity Life Insurance Company should Provident Indemnity Life Insurance Company's capital and surplus become impaired; and

o bear the administrative cost of the continued operation of Provident Indemnity Life Insurance Company.

         All of these obligations were assumed by AHC Acquisition, Inc. when it acquired Provident Indemnity Life Insurance Company. HAI recognized a $10.3 million loss on the sale of Provident Indemnity Life Insurance Company which included a write-off of assets in the amount of $2.7 million together with HAI's November 30, 1999 capital contribution to Provident Indemnity Life Insurance Company in the amount of $7.2 million and the value of the HealthAxis Series A preferred stock transferred to AHC Acquisition, Inc. in the amount of $0.4 million.

Financial Highlights

         The following are the financial highlights for the Company.

                                                            Years ended December 31,
                                                  -------------------------------------------
                                                     1999             1998            1997
                                                  ---------        ---------        ---------
                                                            (Dollars in thousands)
Total revenue.................................    $     --         $     --         $     --
Net loss in continuing operations.............    $ (9,090)        $ (4,107)        $ (1,731)
Net loss in discontinued operations...........    $(37,441)        $ (8,049)        $(16,694)
Net loss applicable to common stock...........    $(46,601)        $(12,410)        $(18,573)
Total assets..................................    $ 79,602         $ 24,568         $ 12,333

         The Company's Insurance and Retail Website Operations are presented as discontinued operations. The Company's revenues and net loss in continuing operations are primarily that of HAI and HealthAxis. The Company's financial results prior to January 7, 2000 exclude Insurdata Incorporated ("Insurdata") which merged with HealthAxis on January 6, 2000.

Recent Developments

         HAI changed its name from Provident American Corporation to HealthAxis Inc. and its symbol on the NASDAQ National Market from "PAMC" to "HAXS" effective February 1, 2000.

         On December 6, 1999 HealthAxis and Insurdata, a provider of Internet based software applications and services for insurance payers which include insurance companies and other entities responsible for the processing and payment of insurance claims, signed a definitive agreement to merge the two companies. Insurdata was a subsidiary of UICI. As a result of this merger, Insurdata became HealthAxis' application solutions group. The companies completed the merger on January 7, 2000. See "Description of the Business of HealthAxis - Historical Development and Insurdata Merger."

         On January 26, 2000, HAI and HealthAxis entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which HAI will acquire all of the outstanding shares of HealthAxis that it does not currently own through the merger of HealthAxis with a wholly owned subsidiary of HAI. This transaction is referred to as the reorganization. In connection with this reorganization, on February 11, 2000, HAI filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to seek shareholder approval of the reorganization and register the HAI common stock to be issued to the HealthAxis shareholders.


         Subsequent to year-end, HealthAxis entered into an Asset Purchase Agreement dated June 30, 2000 to sell assets related to its retail website to Digital Insurance, Inc. On September 29, 2000, HealthAxis and Digital Insurance, Inc. entered into an Amendment to the Asset Purchase Agreement, which amended, among other things, the payment terms in the original agreement. This transaction was consummated on October 13, 2000. In this document, we refer to this transaction as the Digital sale.

         Under the terms of the Asset Purchase Agreement, as amended, HealthAxis transfered or assigned the assets used in connection with its retail website to Digital Insurance, Inc., including:


         o The current and next generation of the retail website user interface, the presentation layer of the website that includes the graphical templates that create the look and feel of the website;


         o Physical assets, including: call center equipment and software, computer hardware and software, and furniture or equipment used to conduct HealthAxis' retail website business;

         o Agreements with carrier partners, the insurance companies whose products are sold on the website;

         o Agreements with affinity partners, the retail partners with similar target audiences as the website;

         o Portal marketing agreements;

         o Additional agreements, including: agreements related to the affiliate partner program, service agreements, and independent contractor agreements;

         o Goodwill associated with the transferred assets and assigned agreements;

         o All of HealthAxis' rights under manufacturers' and vendors' warranties relating to the transferred assets; and

         o All existing in-force insurance policies.


         The book value of these assets amounted to $3,877,000. In conjunction with the Digital sale, $5,801,000 in goodwill was also written off.

         The terms of the Asset Purchase Agreement required Digital Insurance, Inc. to pay HealthAxis the following consideration:


         o $500,000 in cash;

         o a promissory note in the amount of $500,000;

         o 11%, on a fully-diluted basis, of the outstanding shares of Digital Insurance, Inc.; and

         o a portion of Digital Insurance Inc.'s net commission revenues received by Digital Insurance, Inc. through the acquired website user interface or an affinity partner.

         Pursuant to the term of the promissory note, the remaining $500,000 will be paid in two installments over the next 10 months provided that no installment is required to be paid prior to Digital Insurance, Inc.'s final acceptance of the new version 3.0 of the retail website user interface and HealthAxis' completion of certain software and integration services.


         Under the Asset Purchase Agreement, as amended, HealthAxis has the right, subject to certain restrictions, to maintain its 11% ownership interest in Digital Insurance, Inc. by purchasing additional securities in any future equity offerings by Digital Insurance, Inc.

         HealthAxis and Digital Insurance, Inc. also entered into a Software License and Consulting Agreement that provides HealthAxis with:

         o A perpetual nonexclusive license to use and sublicense, subject to certain restrictions, the website user interface sold to Digital Insurance, Inc.;

         o Licensing fees over the next 30 months of $3.0 million for software owned by HealthAxis that will be used by Digital Insurance, Inc. in conjunction with the user interface it purchased; and

         o Service fees over the next 12 months of a minimum of $3.0 million for services relating to customizing, maintaining and upgrading the user interface and other software.


         The fair value of the shares of Digital Insurance, Inc. common stock received by HealthAxis has been determined to be $297,000 and is included as an asset on the consolidated financial statements of HealthAxis. The determination of fair value was based upon a business enterprise valuation of Digital Insurance, Inc., which included an analysis of estimated future discounted cash flows.

         The sale of the retail insurance operations to Digital Insurance, Inc. was accounted for as discontinued operations as of June 30, 2000. Accordingly, the loss on the sale of the retail insurance operations which amounted to $3.8 million and the loss from operations through the date the Digital sale was completed which amounted to $6.3 million were recorded by HealthAxis in the financial statements for the six months ended June 30, 2000.

         Since completion of the Digital sale, HealthAxis is focused exclusively on providing Internet based application solutions and services to both healthcare payers and those entities involved in the distribution and administration of health insurance and will no longer be an Internet based insurance agency.

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

                                  RISK FACTORS

         Shareholders should consider carefully the risks associated with the ownership of HAI's common stock. These risks are described in detail below. Shareholders should consider carefully these risk factors, together with all other information in this Annual Report on Form 10-K/A.

Because HealthAxis has a history of operating losses, investors could lose all or a portion of their investment.

         Since its inception, HealthAxis has incurred significant losses and may continue to incur losses for the foreseeable future. As of December 31, 1999, HealthAxis had an accumulated deficit of approximately $70.5 million. HealthAxis' limited operating history makes it difficult to evaluate HealthAxis' future prospects. Furthermore, you must consider HealthAxis' prospects in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. HealthAxis expects negative cash flow from operations to continue for the foreseeable future.

If the healthcare industry does not accept HealthAxis' new information technology, or acceptance occurs at a slower pace than anticipated, HealthAxis may never increase revenues and generate net income.

         HealthAxis believes that the claims and administration segment of the healthcare industry has historically under invested in information technology. If the conversion from traditional paper methods to electronic information exchange does not continue to occur or this conversion occurs at levels below those currently anticipated by HealthAxis, HealthAxis would not sell a sufficient amount of its products and services to increase revenues and generate net income. In addition, even if industry participants convert to electronic information exchange, they may not elect to use HealthAxis' applications and services.

HealthAxis' competitors may be more successful in attracting customers which could result in decreased sales, a loss of revenue and a decrease in the value of HAI's common stock.

         HealthAxis' principal online competitors for online insurance sales are Intuit's InsureMarket (www.insuremarket.com), Quotesmith (www.quotesmith.com), Insweb (www.insweb.com) and ehealthinsurance.com (www.ehealthinsurance.com). In addition, in the area of health insurance sales, HealthAxis competes with large insurance and financial service companies with established insurance agent networks as well as with independent insurance agents and brokers. HealthAxis believes that the application solutions group's major competitors include Healtheon/WebMD, RIMS, Erisco, El Dorado, TXEN, a division of Nichols Research Corp., and Amisys Managed Care Systems, Inc., a division of HBOC. The application solutions group also competes with the internal information resources and systems of certain of its prospective and existing clients. These competitors could develop or offer superior functionality with respect to specific or overall applications. Some of HealthAxis' current and potential competitors are larger, better capitalized and have greater financial and operating resources than HealthAxis. These competitors may be able to respond more quickly to changes in consumer preferences and be able to devote greater resources to the development, promotion and sale of their products or to claims processing services than HealthAxis. See "Description of the Business of HealthAxis - Competition."

If HealthAxis is unable to continue to secure the additional financing over the long term, HealthAxis may not have sufficient capital to continue its operations and expand its business, and investors could lose all or a portion of their investment.

         HealthAxis may be required to raise additional funds over the long-term to sustain its operations or to take advantage of opportunities to expand its activities. Although HealthAxis believes that the funds previously raised during fiscal 1999 will be sufficient to fund HealthAxis' operations through the first quarter of 2001 and HealthAxis believes it will be cash flow positive by the second quarter of 2001, unforeseen events may render these funds insufficient. As a result, HealthAxis may need to seek external debt and/or equity financing. Adequate funds on terms acceptable to HealthAxis, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing shareholders. The inability to obtain sufficient funds from operations or external sources would jeopardize HealthAxis' future operations and expansion.

Errors in the application solutions could detract from the reliability and quality of the application solutions group's information systems which, in turn, would result in decreased sales, a loss of revenue, and a decrease in the value of HAI's common stock.


         The application solutions group devotes substantial resources to meeting the demands of the claims and administration segment of the healthcare industry for a high level of reliability and quality from its information systems. Through extensive client acceptance testing requirements, historically the application solutions group has experienced only a limited number of significant errors, however application solutions like most software applications, depending on the complexity of the specific application, may contain undetected errors. These errors may result in loss of data, a reduction in the ability to process transactions, or loss of, or delay in, market acceptance of its application solutions. HealthAxis has attempted to limit contractually and through insurance coverage its damages arising from negligent acts, errors, mistakes or omissions in its application solutions or in rendering the application solutions group's services; however, these contractual protections could be unenforceable or insufficient to protect HealthAxis from liability for damages in connection with the successful assertion of one or more large lawsuits.


If HealthAxis is unable to protect its proprietary technology, its competitors could use its proprietary technology to complete against it and its revenues would be reduced.

         HealthAxis' success depends to a significant extent on its ability to protect the proprietary and confidential aspects of its application solutions and the tradenames associated with them. HealthAxis' application solutions are not patented and existing copyright laws offer only limited practical protection. These legal protections afforded to HealthAxis or precautions taken by HealthAxis may be inadequate to prevent misappropriation of our technology or the tradenames associated with them. Any infringement or misappropriation of HealthAxis' proprietary application solutions or the related tradenames could have the effect of allowing competitors to use its proprietary information to compete against HealthAxis or result in costly litigation in order to protect its rights. In addition, these limited protections do not prevent independent third-party development of functionally equivalent or superior technologies, products or services.

HealthAxis may be subject to trademark and service mark infringement claims, which could result in costly litigation and additional losses or decreased revenues.

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

If HealthAxis cannot develop non-infringing technology or tradenames or obtain a license on commercially reasonable terms, any of the above listed potential court ordered requirements would adversely impact HealthAxis' operations and revenues. Additionally, in December 1998, a third party notified Insurdata Incorporated that it believed Insurdata Incorporated had infringed upon a common law trademark held by such party through its use of the name "Insur-Web" because a similar name is currently being utilized by the third party.

If HealthAxis is unable to register the service marks "HealthAxis" and "HealthAxis.com," HealthAxis will not be able to take advantage of the benefits and protections provided by owning a registered service mark.

         HealthAxis was notified by the U.S. Patent and Trademark Office that it had preliminarily denied registration of the service marks "HealthAxis" and "HealthAxis.com" on the basis of potential confusion with an allegedly similar registered service mark. HealthAxis is attempting to overcome the U.S. Patent and Trademark Office's preliminary denial by negotiating a consent with the party holding the similar mark. Subsequent to year end, this party has agreed to HealthAxis' registration of these marks. Until the U.S. Patent and Trademark Office approves this agreement, HealthAxis can not provide any assurance as to whether or not it will be successful in overcoming the U.S. Patent and Trademark Office's preliminary denial of registration. See "Description of the Business of HealthAxis -- Intellectual Property and Technology."

As a result of the lack of a backup site, a catastrophic loss at HealthAxis' data center or a data center of HealthAxis' key business partners could cause significant interruptions in its ability to provide services and loss of revenues.

         The eDistribution group and certain key business partners maintain critical computer operations at a single facility and does not currently have a back-up site. In the event of a catastrophic loss at this single facility or its business partners' facilities, which are outside its control, HealthAxis would experience a significant interruption of its business and a reduction of revenues until an alternative site is established. Further, contractual limitations relating to those losses or available insurance may be insufficient to compensate HealthAxis for losses due to HealthAxis' inability or its business partners' inability to provide services to its clients for a prolonged period. See "Description of the Business of HealthAxis -- Intellectual Property and Technology."

HealthAxis' failure to meet performance standards described in its service agreements could result in additional losses or decreased revenues.


         Many of HealthAxis' service agreements contain performance standards. Historically, HealthAxis has failed and it currently anticipates that it will continue to fail to meet certain performance standards related to turnaround times, availability and quality standards, set forth in its various agreements. HealthAxis' failure to meet these standards could result in the termination of these agreements as well as financial penalties from current clients and decrease sales to potential clients. These penalties range from less than 1% to a maximum of 3% to 6% (for data capture agreements) of the aggregate amount payable under these agreements. If the eDistribution group's network infrastructure is unable to support the variety and number of transactions and users anticipated, or if HealthAxis is unable to maintain performance standards, HealthAxis may experience decreased sales, decreased revenues and continued losses.

The loss of one or more of the application solutions group's large clients would result in decreased sales and revenues.

         HealthAxis expects that a small number of clients, including UICI and its subsidiaries, which are in the aggregate HealthAxis' largest client, will continue to account for a substantial portion of HealthAxis' total revenues for the foreseeable future. For the year ended December 31, 1999, UICI and its subsidiaries accounted for an aggregate of approximately $28.2 million of HealthAxis' pro forma total revenues, which represent approximately 66% of pro forma revenues for the period. A portion of HealthAxis' revenue from UICI in the past was for year 2000 services that have been substantially completed. UICI experienced financial difficulties during fiscal 1999. Management is unable to predict whether UICI will continue to experience financial difficulties in the future. HealthAxis would suffer a decrease in revenues if UICI or its subsidiaries experience financial difficulties impacting UICI's ability to pay HealthAxis for services.

         Other large clients include Continental Casualty Company and National Capital Administrative Services. In 1998, these clients accounted for 19% of HealthAxis' pro forma revenues. In 1999, Continental Casualty accounted for 4% of HealthAxis' pro forma revenues. In 1999, National Capital Administrative Services was de-centralized into multiple separately contracted smaller entities, none of which are individually significant. The loss of one or more of these significant clients, or the failure to generate anticipated revenue from these clients, would result in decreased sales and revenues. See "Description of the Business of HealthAxis -- Application Solutions Group's Clients and - Relationships with HAI and UICI."

HealthAxis' operations outside of the United States may subject it to additional risks, which could result in decreased revenues and a decrease in the value of HAI's common stock.

         HealthAxis conducts operations related to the conversion of insurance claims information to electronic form in Jamaica through an indirect subsidiary. This Jamaican subsidiary and HealthAxis' subsidiary in Utah provide these services to some of HealthAxis' application solutions clients in addition to clients that only contract for these data capture services. For the year ended December 31, 1999, HealthAxis earned 6% of its total revenues from its Jamaican operations. HealthAxis' management has limited experience in the area of foreign operations and may be unable to predict which risks are most likely to present problems or resolve these problems when or if they occur. There is less government regulation in Jamaica and difficulty in enforcing legal rights. Additionally, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect HealthAxis' Jamaican operations and assets.

         Currently, HealthAxis' Jamaican subsidiary is able to take advantage of the Jamaican labor market which provides both competent and less expensive labor. As of December 31, 1999, HealthAxis' Jamaican subsidiary had 153 employees. If the risks or problems posed by conducting operations in Jamaica require excessive financial or managerial resources or we are forced to relocate these operations, the application solutions group's costs to provide these services would increase and profits may decrease.

Internet and Insurance Related Risks

If a sufficient number of consumers and payers do not accept the Internet as a medium for health insurance sales and administration, HealthAxis may be unable to increase revenues and decrease losses.

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

         If insurance payers do not accept the Internet as a medium for policy sales and claims administration, HealthAxis will not be able to increase revenues through sales of its application solutions. The health insurance industry's traditional paper based methods are well-established and the industry may be resistant to change.

In order to maintain compliance with insurance regulations, HAI may need to expend financial and managerial resources which could reduce HAI's revenues and the value of HAI's common stock.

         The insurance industry is highly regulated and the regulations that govern HealthAxis, its customers and its carrier partners are subject to change. Changes in these regulations could require HealthAxis to expend additional financial and managerial resources in order to comply with any revised or new regulations, to maintain its license and to revise its application solutions. HealthAxis' carrier partners are also subject to extensive supervision and regulation at the state level. HealthAxis could be adversely affected if its carrier partners are unable to obtain approval for the products that HealthAxis plans to offer on its website.

         Unlike competitors who are referral based, HealthAxis also faces regulatory risk because most of the laws and regulations governing insurance agents contemplate or assume paper-based transactions and do not currently address the delivery of required disclosures or other documents through electronic communications. Additionally, many states have not yet enacted laws or regulations which specifically allow for electronic signatures instead of traditional signatures. Until these laws and regulations are revised to clarify their applicability to electronic commerce, HealthAxis will face uncertainty as to compliance with these laws and regulations. If HealthAxis' policies and procedures are not acceptable to any regulatory body examining its activities in light of these potentially different laws and regulations, its operating expenses could increase significantly. See "Description of the Business of HealthAxis -- Regulation."

Investment Related Risks


Because members of management of HAI and UICI will own a substantial portion of HAI's common stock upon completion of the merger, other shareholders will not have the ability to control company actions that may be in their best interest.

         Upon completion of the reorganization with HAI, UICI and certain members of management will own or control approximately 49% of HAI's outstanding common stock. Additionally, pursuant to a shareholders' agreement to be entered into between UICI and certain members of HAI management, including Messrs. Ashker and Clemens, UICI and members of current management will have the right to nominate for election three directors, and mutually nominate for election three additional directors. As a result, UICI and members of current management, acting together, will have sufficient voting power to influence the outcome of all corporate matters submitted to the vote of shareholders or be in a position to refrain from taking action favored by unaffiliated shareholders. These individuals and UICI may make decisions which are not in the best interest of the shareholders. See "Description of the Business of HealthAxis - Relationship with HAI and UICI."

         In addition, the concentration of ownership in UICI and members of current management could have the effect of delaying or preventing a change in control of HAI and may eliminate the opportunity for HAI shareholders to realize a premium over the then-prevailing market price for their shares. Sales by UICI or current members of management of a significant number of shares of HAI following the reorganization could have an adverse affect upon the prevailing market price of HAI common stock. See "Description of the Business of HealthAxis -- Relationship with HAI and UICI."

Share ownership of current management and UICI may result in the inability of public shareholders to replace current management.

         Upon completion of the reorganization, UICI and some members of current management, including Messrs. Ashker and Clemens, will own or control a significant percentage of HAI common stock. In addition, some members of the board of directors including Messrs. Ashker and Clemens, by virtue of their positions as trustees of certain voting trusts, have shared voting power with the other trustees over 20% of HealthAxis' outstanding capital stock. Acting together, UICI and these individuals will control the nominees for election as directors as well as other matters submitted to shareholders. See "Item 13 - Certain Relationships and Related Transactions."

Potential conflicts of interest could arise because some people will serve as directors of both HAI and UICI.

         Various conflicts of interest could arise because persons serving as directors of both HAI and UICI may have conflicting duties to each entity. Upon completion of the reorganization, Gregory T. Mutz, Chief Executive Officer of UICI, and Patrick J. McLaughlin who are directors of UICI and will become directors of HAI. The relationship of these individuals could also create, or appear to create, potential conflicts of interest when these directors are faced with decisions that could have different implications for UICI and for HAI. For example, conflicts may arise related to the foregoing relationships between UICI and HAI related to the nature, quality or pricing of services rendered by HAI to UICI or by UICI to HAI or sales or distributions by UICI of all or a portion of its ownership interest in HAI. Given the relationship of these individuals with UICI, their vote may result in a more favorable resolution of a matter to UICI than HAI. See "Description of the Business of HealthAxis -- Relationship with HAI and UICI."

Because HealthAxis' agreements with UICI have not been subject to arm's-length negotiations, these agreements may be less favorable to HealthAxis than agreements negotiated with third parties.

         As a result of UICI's control of Insurdata Incorporated prior to the merger of Insurdata Incorporated and HealthAxis, none of the terms of Insurdata Incorporated's contracts with UICI and its subsidiaries, including the outsourcing agreement entered into between Insurdata Incorporated and UICI, were subject to arm's-length negotiations between the parties. As a result of UICI's control of Insurdata Incorporated prior to the Insurdata merger, none of the terms of Insurdata Incorporated's contracts with UICI and its subsidiaries, including the outsourcing agreement entered into between Insurdata Incorporated and UICI, were subject to arm's-length negotiations between the parties. As a result, these agreements include terms and conditions that may be less favorable to HealthAxis than terms contained in agreements negotiated with third parties. For example, the outsourcing agreement with UICI limits HealthAxis pre-tax profit margin and provides that if HealthAxis charges an unaffiliated third party a rate that is lower than it charges UICI and its affiliates for similar services, UICI and its affiliates would be entitled to receive the lower rate. The outsourcing agreement terminates after an initial term of five years. However, at UICI's option, HealthAxis is required to negotiate, in good faith, a three year renewal term prior to the expiration of the agreement. While HealthAxis intends to negotiate the terms of the renewal with UICI upon expiration of the outsourcing agreement and any new agreement thereafter, UICI, as HealthAxis' largest customer and, upon completion of the HAI merger, the holder of a substantial amount of HAI's common stock, will likely receive terms more favorable to UICI than terms contained in agreements negotiated with third parties. Conflicts of interest may arise between HealthAxis and UICI relating to their ongoing relationships, including the nature, quality and pricing of services rendered by HealthAxis to UICI and its subsidiaries or by UICI and its subsidiaries to HealthAxis, or sales or distributions by UICI of all or any portion of its ownership interest in HealthAxis. Given the considerable level of control UICI will have following the closing of the HAI merger, HAI and HealthAxis may receive a less favorable resolution than if it were dealing with an unaffiliated party. See "Description of the Business of HealthAxis -- Relationship with HAI and UICI."

                    DESCRIPTION OF THE BUSINESS OF HEALTHAXIS

General

         HealthAxis is a leading online insurance provider of fully integrated, end-to-end solutions which utilize the Internet for health insurance distribution and administration. HealthAxis serves both consumers and insurance companies that underwrite policies, independent entities that administer claims processing and payment, Blue Cross/Blue Shield plans, and self-insured employers. These entities which are responsible for the processing and payment of insurance claims are referred to as payers in the insurance industry and in this document. HealthAxis' eDistribution group (formerly the consumer services group) is an online retailer of health insurance products and related consumer services. HealthAxis' application solutions group offers a platform of Internet based application solutions and services to payers designed to enhance the efficiency and effectiveness of the claims administration, benefits enrollment, benefits maintenance and conversion of insurance claims information to electronic form involved in the administration of health insurance. The application solutions group also provides the administrative backbone for the eDistribution group thereby creating a full service, Internet based insurance agency.

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

         HealthAxis does not underwrite insurance, but functions strictly as an online insurance agency. By selling directly to consumers via the Internet, HealthAxis can significantly reduce the cost of product distribution as compared to the traditional agent-based distribution system. HealthAxis targets the individual and small group health insurance markets through its website, www.healthaxis.com. (References in this document to consumers or customers refer to individuals as well as small groups served by the website.) HealthAxis' website is accessible directly, or through one of HealthAxis' marketing partners, which include affinity relationships, affiliate programs and Internet portals with which HealthAxis entered into an agreement. HealthAxis will target the large group market with ancillary insurance products by cross-selling into the application solutions group's client base of large group employers.

         HealthAxis' eDistribution group has entered into carrier partner agreements with 12 insurance companies, including Aetna US HealthCare, Aegon, UICI, US Life, WellPoint Health Network Inc. and Fortis Health. HealthAxis has also entered into a national marketing alliance with the National Blue Cross and Blue Shield Association. These insurance companies which have entered into agreements with HealthAxis are referred to as carrier partners. These carrier partners have agreed to distribute health insurance products online through the HealthAxis website. HealthAxis' network of carrier partners provides products in all 50 states and the District of Columbia, including major medical, individual medical, small group medical, dental, vision, life, prescription drug and disability insurance. Individual medical from WellPoint, major medical from Celtic and Ceres Group, small group medical from Aetna, dental/vision from Security Life, short term medical and student medical plans from Fortis, and a prescription drug benefit card plan offered by Aegon are currently available for purchase on the HealthAxis website. HealthAxis intends to regularly add new plans and new carriers to its website. HealthAxis' objective is to offer its customers a choice of carriers in each market.

         HealthAxis' application solutions group provides integrated proprietary application solutions that utilize the Internet to address the workflow and processing inefficiencies embedded in the healthcare insurance industry. The software enables carriers, independent entities that administer claims processing and payment and large group employers to reduce costs and improve customer service through the use of online benefits enrollment and administration services. These application solutions increase the efficiency of a client's operations by eliminating paper-based processes and improving the client's ability to capture, process and share data with plan members and other industry participants within the healthcare system. These products, in conjunction with HealthAxis' online distribution capabilities, create an Internet based insurance agency which provides all the services of a traditional insurance agency without assuming any underwriting risk.

         The application solutions group offers the suite of proprietary integrated workflow and business application solutions described below. The application solutions group suite of application solutions includes Insur-Web, Insur-Image, Insur-Voice, Insur-Enroll, Insur-Admin and Insur-Claim.

         In addition, the application solutions group offers the following products and services:

                  o systems integration and technology management;

                  o imaging and electronic data capture services; and

                  o web based image storage and retrieval.

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

         In December 1998, HealthAxis initiated online insurance distribution through America Online and the World Wide Web through the "soft launch" of one of HAI's products in 18 states. The objective of the soft launch was to provide a controlled environment through which HealthAxis could minimize service problems in the delivery of insurance products. HealthAxis is currently licensed in 50 states and the District of Columbia either directly or through its agency employees or wholly owned subsidiaries.

         During 1998, the board of directors of HAI made a strategic decision to sell its insurance underwriting business and focus its capital and managerial resources on e-commerce sales of insurance through HealthAxis. In pursuit of this goal, between December 1998 and November 1999, HAI sold its traditional insurance businesses in a series of unrelated transactions, including the sale of PILIC to AHC Acquisition, Inc. As a result of these sales, at the end of 1999, HealthAxis was HAI's only operating subsidiary. During 1999, HealthAxis continued to focus on expanding the geographic scope and diversity of the products offered on its website through its carrier partner agreements with nationally recognized insurance companies. Throughout 1999, HealthAxis continued to integrate new carrier partner products on its website and made additional technological enhancements to its website.

         HealthAxis determined that, despite its efforts to hire information technology employees, it would need to outsource certain aspects of the carrier integration process to Insurdata Incorporated, a subsidiary of UICI, in order to more rapidly integrate carrier partners on its website. Insurdata Incorporated's expertise in this area highlighted HealthAxis' need to upgrade its technical capabilities in order to capitalize on the competitive advantage created by rapidly integrating new carrier partners on its website. In August 1999, HealthAxis began negotiations with Insurdata to merge Insurdata into HealthAxis. HealthAxis' reasons for pursuing the merger with Insurdata included the following:

         o Acquire technical expertise. Insurdata had over 300 technology professionals with substantial experience in the workflows applicable to the health insurance industry's business processes. HealthAxis' management believed its technological leadership in the healthcare payer segment of the insurance industry would be invaluable to HealthAxis' growth.

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

         On December 6, 1999, HealthAxis, Insurdata, HAI and UICI entered into an agreement and plan of merger which set forth the terms and conditions under which Insurdata was merged with and into HealthAxis. As part of this merger, Insurdata became HealthAxis' application solutions group. The companies completed the merger on January 7, 2000. As a condition to the merger, UICI required HealthAxis to raise at least $55 million in additional capital in order for HealthAxis to implement its business plan.

         Since its inception, HealthAxis has funded its operations through capital contributions from HAI and the sale of its common and preferred stock or debt convertible into common stock in a series of private placements. On December 7, 1999, HealthAxis completed a $57.7 million private placement of 3,846,003 shares of its common stock at $15.00 per share to accredited investors, including the purchase of 133,333 shares of HealthAxis common stock by HAI. The private placement of at least $55.0 million was a condition to the completion of the Insurdata merger.

         The table below identifies the equity ownership of HealthAxis common and preferred stock before and after the merger of Insurdata. The table excludes options and warrants to purchase HealthAxis stock.

                                            March 14, 2000                       December 31, 1999
                                     ------------------------------        ------------------------------
                                       Shares            Percentage          Shares            Percentage
                                     ----------          ----------        ----------          ----------
HAI                                  15,801,644             34.7%          15,801,644             66.9%
UICI and subsidiaries                17,810,229(2)          39.1%             866,551              3.7%
AHC Acquisition (1)                     100,000              0.2%             100,000              0.4%
Michael Ashker                                -              -                      -              -
Minority Interest                    11,796,767             26.0%           6,850,310             29.0%
                                     ----------           -------          ----------           -------
Total                                45,508,640            100.0%          23,618,505            100.0%
                                     ==========            ======          ==========            ======

(1) AHC Acquisition Inc. is owned by Alvin, H. Clemens who is the Chairman of HAI and HealthAxis.
(2) Excludes 2.0 million shares of HealthAxis common stock that UICI sold to a single institutional investor.

         As a result of the merger with Insurdata and the December 7, 1999 private placement effected as a condition to the merger, UICI became the largest shareholder of HealthAxis holding 43.6% of HealthAxis' capital stock and HAI's ownership of HealthAxis was reduced to 34.8%. In March 2000, UICI privately placed 2.0 million shares of its HealthAxis common stock with a single institutional investor. As a result of this sale, UICI currently owns 39.2% of HealthAxis.

         Additionally, in connection with the Insurdata merger, UICI entered into two voting trust agreements. These agreements grant voting power over a portion of the HealthAxis common stock held by UICI to the trustees who are also directors of HAI and HealthAxis. Pursuant to the terms of certain voting trust agreements, UICI's voting control is limited to 19.1% of HealthAxis' outstanding equity securities. In connection with the completion of the Insurdata merger, HAI, UICI, HealthAxis and Michael Ashker, President and Chief Executive of HealthAxis and HAI, entered into a shareholders' agreement. Under the terms of the shareholders' agreement, the board of directors of HAI will consist of up to nine members. UICI and HAI may each independently nominate three nominees to the board, and, the remaining three directors will be nominated by mutual agreement of HAI (acting by the vote of a majority of the members of the board who were not nominated by or agreed to by UICI) and UICI. This provision of the shareholders' agreement will terminate with respect to UICI when UICI owns less than 20% of the HAI common stock on a fully diluted basis. In connection with the reorganization, this agreement will be terminated and the parties to this agreement as well as Alvin Clemens and HealthAxis Acquisition, Inc. will enter into a similar agreement.


         Subsequent to year end, HealthAxis entered into an agreement to sell the assets related to its retail website to Digital Insurance, Inc. For a discussion of this asset sale which was completed on October 13, 2000, see "Recent Developments." As a result of this asset sale and as of June 30, 2000, HealthAxis discontinued the operations of its eDistribution group.

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

         The method of distributing health insurance varies by market segment. Insurance payers employ a captive sales force to market their products to large and mid-sized employer groups by targeting the human resource departments of these entities. Small group (generally 100 lives and fewer) and individual plans are sold primarily through independent agents directly to the consumer/small group decision maker. The traditional system serving individuals and small groups consists of a hierarchy of master general agents, general agents and agents, each of whom creates incremental cost as product flows downstream from the underwriter to the consumer. Agents represent the principal point of interaction with the consumer and are responsible for closing sales. Agents solicit prospects at the local level and help consumers select a policy. This highly labor-intensive system of distribution has existed since the emergence of insurance as a mass market product. HealthAxis believes that the expenses associated with this distribution system represents approximately 20% of the total cost of an individual health insurance product, creating a disintermediation opportunity.

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

         HealthAxis believes that the healthcare industry has historically under-invested in information technology due to the limited suitability of existing technological platforms in addressing the needs of the industry. The high degree of interaction and the large volume of transactions among healthcare providers, insurers and managed care companies, independent administrative service organizations, employers and employees does not lend itself to the traditional client-server or mainframe environments. These systems, which are designed to operate with dedicated networks, are generally not suited for interfacing among a number of unrelated, external users on a cost effective basis. HealthAxis believes the Internet, which facilitates the rapid deployment of information and provides for cost-effective access to an unlimited number of users, represents the next phase in the evolution of healthcare information technology. Due to the transaction-intense nature of healthcare insurance, HealthAxis believes the online consumer will demand Internet access to healthcare eligibility information, claims status and provider information.

The HealthAxis Solution

         HealthAxis provides a comprehensive set of technology-based solutions for the health insurance industry. The HealthAxis solution addresses both the consumer's needs for a more cost-efficient and information-rich purchase experience and the payer community's need to achieve cost efficiencies in their operations. HealthAxis provides fully integrated insurance distribution and administration solutions which utilize the Internet, serving both consumers and insurance payers. HealthAxis is composed of the eDistribution group and the application solutions group.


                       The End-to-End Solutions Provider


------------                                                     ---------------
   Payors                                                            Customers
------------                                                     ---------------

  Insurance
   Carriers                                                        Large Groups

       TPAs
                                                                   Individuals
Blue Cross/                     ---------------------
Blue Shield                     (logo) HealthAxis.com
                                ---------------------              Small Groups
Self-Funded
  Employers                                                     ----------------
                                                                Health Insurance
------------                                                       Retail and
 WorkFlow                                                          Administative
Applications                                                    Support Web Site
------------                                                    ----------------


         The eDistribution group is an online retailer of health insurance products and related consumer services. The eDistribution group targets both the individual and small group insurance markets through its website, www.healthaxis.com. The HealthAxis website provides a fully integrated transaction platform for the sale of health insurance over the Internet. HealthAxis believes its website provides a superior decision-making and purchasing experience to those currently available through either the traditional agent-based distribution system or online competitors. The HealthAxis website guides a consumer through every step in the health insurance purchase process from education and price quotation through enrollment and post sale service. HealthAxis believes that no other insurance website currently matches HealthAxis' ability to cover all pre-and post-sale activities.

         HealthAxis' application solutions group provides integrated proprietary application solutions that utilize the Internet to address the workflow and processing inefficiencies embedded in the healthcare insurance industry. The software enables carriers, independent entities that administer claims processing and payment and large group employers to reduce costs and improve customer service through the use of online benefits enrollment and administration services. These application solutions increase the efficiency of a client's operations by eliminating paper-based processes and improve the client's ability to capture, process and share data with plan members and other industry participants within the healthcare system, including providers, payers, managed care organizations, agents, reinsurance carriers, employees and employers. In addition, the application solutions group offers these customers related systems integration, technology management and data capture services to these same customer groups.

The HealthAxis Strategy

         HealthAxis' strategy consists of five principal components:

         o        Expand Sales Force to Capitalize on Leading Technology.
         o        Provide High Levels of Value and Service to Consumers.
         o Accelerate Carrier Partner Integration by Utilizing Technical Expertise of the Application Solutions Group's Staff.
         o Cross-Sell Payer Services to Carrier Partners and Consumer Services to Existing Application Solutions Group Client Base.
         o        Develop Multiple Distribution Channels.

         Expand Sales Force to Capitalize on Leading Technology. The application solutions group has established product leadership through its application solutions: Insur-Web, Insur-Enroll and Insur-Image. HealthAxis is committed to capitalizing on its product strength by expanding its sales force in order to increase the market share of these products.

         Provide High Levels of Value and Service to Consumers. A key element of HealthAxis' strategy is to offer a customer-focused environment on its website that provides the consumer with access to relevant, timely product information and an array of interactive profiling tools to provide a customized, user-friendly purchasing experience.

         Accelerate Carrier Partner Integration by Utilizing Technical Expertise of the Application Solutions Group's Staff. A key synergy between the eDistribution group and the application solutions group is the applicability of the application solutions group's technical expertise to the carrier partner integration process. The application solutions group's technical staff, with over 300 professionals and over 20 years of experience working with health insurance payers, is expected to support and expedite the carrier partner integration process.

         Cross-Sell Payer Services to Carrier Partners and Consumer Services to Existing Application Solutions Group Client Base. HealthAxis intends to cross-sell its distribution services to the application solutions group's existing client base of large employer groups to provide these clients' employees with access to ancillary health insurance products not offered by the employer including vision care, disability coverage and long term care insurance with integrated, product distribution through the Internet. Concurrently, the application solutions group intends to cross-sell its proprietary software services to the eDistribution group's existing carrier partners. Certain of the carrier partners are among the largest payers in the United States and represent a potential source of revenues for the application solutions group's administration services.

         Develop Multiple Distribution Channels. HealthAxis targets its individual, small business and large group customers through multiple channels of distribution. For the individual and small group markets, HealthAxis utilizes both its own website at www.healthaxis.com and an affinity marketing program. The affinity marketing program involves distribution partnerships with companies for which HealthAxis provides a cobranded or private label health insurance distribution platform. The affinity marketing program seeks to leverage the market position of well known brands to reach targeted customer types. The affinity marketing program will reach customers of HealthAxis' distribution partners as well as the distribution partners' employees. HealthAxis has developed affinity marketing relationships with Fidelity National Financial, Digital Insight, Insurance.com and others. Additionally, HealthAxis can utilize the application solutions group's client relationships to sell ancillary insurance products, including disability plans, life insurance, critical care coverage and vision care to large group employers.

Revenue Model

         HealthAxis derives a variety of recurring revenue streams from its various business activities.

         eDistribution Group Revenues. The eDistribution group generates revenues from both commissions from the sale of insurance policies and volume-based marketing assessments. HealthAxis charges its carrier partners a commission, which is levied as a percentage of the dollar amount of premiums sold through HealthAxis for each carrier partner's products. Due to the efficiency of the online channel, HealthAxis believes it can charge a commission that is lower than that assessed by traditional agents, resulting in cost savings to both the insurer and the consumer. The commission fee is the principal source of revenue for the eDistribution group. In addition, carrier partners are charged a carrier marketing fee based upon actual premium revenue of the particular product line. The concept behind the carrier marketing fee is to charge the carrier partner an amount similar to what it would allocate to advertising/marketing the same product through traditional agent distribution channels. Carrier marketing revenues vary among the portfolio of carrier partners based upon a variety of factors. While this amount varies by carrier, HealthAxis believes that the industry average is between 2-4% of premiums.

         HealthAxis executes the complete sale of insurance policies rather than generating referrals or leads to insurance agents. Instead of collecting a one-time referral fee, the eDistribution group earns monthly revenues for the duration of each policy that is sold through HealthAxis. Further, by remaining the main point of contact for the consumers, HealthAxis will benefit as policies are renewed.

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

Products

         HealthAxis provides a comprehensive product set with solutions for both consumers and payers. HealthAxis is capable of providing software services across both the administration and distribution segments of the health insurance market. The following describes the products offered by both HealthAxis' eDistribution group and application solutions group.

eDistribution Group

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

         HealthAxis launched its service in December 1998 through America Online Inc. This launch involved a single carrier with product distribution in 18 states. The soft launch phase was designed to aid HealthAxis in understanding both the marketplace and the capabilities of its platform. In August 1999, HealthAxis officially launched its website with the addition of its second carrier partner, which expanded HealthAxis' geographic scope to include 38 states and the District of Columbia. As of March 27, 2000, HealthAxis offered individual medical, small group medical, short-term medical, student medical, dental, vision, and prescription plans, with at least one product available in each of the 50 states and the District of Columbia. Products of additional carrier partners are anticipated to be added during 2000. HealthAxis is licensed in 50 states and the District of Columbia either directly or through its agency employees or wholly owned subsidiaries. See "Description of Business of HealthAxis -- Regulation."

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

         Quotes. HealthAxis provides instant quotes on available plans. Quotes for these plans are returned in seconds. In most cases, the consumer can proceed directly from his or her quote to an application to purchase the desired policy. In limited instances, the assistance of one of HealthAxis' licensed insurance advisors will be required to complete the purchase.

         Application Process. HealthAxis allows a customer to apply for most of its policies online, without traditional paper applications. In order to offer electronic applications, HealthAxis creates, in conjunction with its carrier partners, an online version of the product's application form. HealthAxis believes the online form provides both a convenience to its consumers and a cost savings to its carrier partners. All of HealthAxis' online applications can be saved so that the consumer may store partially completed forms in a password-protected area for subsequent use. HealthAxis includes in its online forms an array of context-sensitive information to help guide the consumer through the application process. This context-based help is complemented by the availability of licensed insurance professionals via live "chat", e-mail, and a toll free telephone number. Upon completion of an application form, a consumer simply clicks the "send" button to submit the application to HealthAxis, which automatically forwards it to the appropriate carrier partner. A consumer then receives an instant message that confirms receipt of the application.

         In some cases, HealthAxis will integrate a carrier partners' products on an interim basis, which may involve selling its plan through www.healthaxis.com prior to the completion of the full integration process. In such instances, HealthAxis' fully licensed insurance advisors will physically mail an application to the prospective applicant and receive the paper application back from the applicant. HealthAxis' objective is to integrate all of its carrier partners' products into its website so that all documentation is available electronically.

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

         Underwriting. HealthAxis does not engage in insurance underwriting. HealthAxis' role is to provide an online platform that connects the applicants and the insurance underwriters. HealthAxis believes its primary function once an application has been submitted is to serve as the conduit for communications between the applicant and the carrier partner. In most cases, applications submitted by customers are electronically transmitted to the appropriate carrier partner or to the carrier partner through its designated independent underwriter.

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

         Policy Issuance Process. The policy issuance process varies with the type of product purchased. For example, for a fully integrated major medical plan, the new HealthAxis policyholder is mailed a plastic identification card with an accompanying welcome letter. The letter directs the policyholder to his or her HealthAxis personal space, a fully secure, online, password protected environment, where HealthAxis has deposited an electronic copy of the policy certificate. The carrier partner is not required to mail physical materials to the applicant beyond any plastic identification card that may be attached to the product. All materials formerly delivered in paper form are now delivered electronically to the applicant through the personal space. The electronic materials include plan information and the doctor/hospital network directory. HealthAxis believes that its ability to transform the costly paper flow historically associated with traditional policy issuance to an efficient electronic document flow represents a cost savings for the carrier partner.

         Post-sale Customer Care. HealthAxis provides each customer with online access to his or her policy information. Depending on the specific product purchased, the customer may also gain online access to billing data, claims history and claims status reports. These records are viewable on www.healthaxis.com. In his or her personal space, the customer's can not only view information, but also maintain and update his or her personal data.

         HealthAxis believes that delivering post-sale services online provides both a convenience to customers and a cost savings to insurers. Under the traditional agent-based system, the customer would be required to call either the agent who sold the product or the underwriter's customer service center. In contrast, a HealthAxis customer, having purchased a fully integrated plan, can conveniently access his or her plan information 24 hours a day/seven days a week without initiating a conversation with a sales agent. Concurrently, the carrier partners benefit from reduced customer service expenses, because policyholder records can be automatically updated without manual intervention by the carrier partner's staff. HealthAxis believes that its ability to deliver post-sale services to its customers is unique.

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

--------------------------------------------------------------------------------

                            Data Capture Services

--------------------------------------------------------------------------------

         Workflow and Business                   Systems Integration
     Administration Applications:

        Insur-Web, Insur-Image,                  Custom Applications
      Insur-Voice, Insur-Enroll,
       Insur-Admin, Insur-Claims

---------------------------------------- ---------------------------------------



                    Technology Infrastructure Management

--------------------------------------------------------------------------------


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

         o Application software maintenance. The application solutions group offers a variety of management functions in connection with its application software maintenance services, including the management of the client's application software portfolio of legacy and newly-developed systems. The application solutions group's application management services include consulting and implementation of application enhancements, corrective and adaptive maintenance and application support, including training. In situations in which a third party application software package is a suitable alternative to custom development, the application solutions group undertakes a suitability analysis, evaluates and selects an application package, performs modifications, implements the solution and trains users.

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

         Imaging and Electronic Data Capture. The application solutions group performs imaging or data capture outsourcing services to efficiently convert paper transactions in the form of healthcare claims into electronic transactions. As a complement to its imaging services, the application solutions group also provides mailroom services pursuant to which the application solutions group receives and sorts incoming healthcare claim forms prior to imaging. Processing paper based claims is inherently inefficient and time-consuming. Paper claim forms undergo several processes from the time they are received and sorted in the payer's mailroom to the time the relevant data is captured and entered into the payer's system. These cumbersome processes, coupled with the high volume of claims processed by typical payers, results in a significant and expensive administrative burden on payers.

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

         As of December 31, 1999, HealthAxis had signed agreements with 12 carrier partners. The carrier partner portfolio covers important medical insurance categories, including individual medical, small group medical, dental, vision, disability, term life, prescription drug, and more. HealthAxis has signed most of its carrier partners to exclusive agreements. Under the carrier partner agreements, HealthAxis becomes the sole online distribution intermediary able to build electronic linkages into the carrier partner's systems. These exclusivity provisions generally apply for one to two years from the launch of the product(s) on the website. HealthAxis continues to market to new insurance carriers to increase the product selection available on its website. Subsequent to year end and as part of the sale of the assets related to its retail website, HealthAxis agreed to assign all of its rights and obligations under its carrier partner agreements to Digital Insurance, Inc.

  HealthAxis' current portfolio of carrier partners appears in the table below:

                                         HealthAxis Carrier Partners
                                          (as of December 31, 1999)

Carrier Partner                AM Best Rating(1)            State Availability          Products/Services
----------------------------------------------------------------------------------------------------------------------

1.  Aegon                      NR-5(2)                      49 states                   Discount PCS Plan*
                                                                                        Accidental Death &
                                                                                        Dismemberment
                                                                                        Medicare Supplemental

2.  Aetna/US HealthCare        A-                           50 states (small group)     Small Group Medical*
                                                            3 states (individual)       Individual Medical

3.  Ameritas                   A+                           49 states                   10 year and 20 year Term Life
                                                                                        Group Dental

4.  Blue Cross of              A                            7 states                    Individual Medical*
    CA/WellPoint                                                                        Small Group Medical


5.  Celtic Life Insurance      A-                           35 states                   Major Medical*
    Co.

6.  Ceres Group (Provident     B                            24 states                   Major Medical*
    American Life & Health                                                              Small Group Medical
    Insurance Company)

7.  Fortis Health              A+                           44 states                   Short-term Medical*
                                                                                        Student Medical*
                                                                                        Long-term Care

8.  HPA/Clarendon              A++                          35 states                   Flexible Term Medical

9.  Life Insurance Company     A                            50 states                   Accidental Death and
    of North America (a                                                                 Dismemberment
    CIGNA Company)                                                                      First Diagnosis Cancer

10. Security Life              B+                           41 states                   Individual Dental/Vision*
                                                                                        Group Dental/Vision
                                                                                        Fully insured PCS

11. UICI Midwest Life          A                            38 states                   Individual Medical

12. US Life/American           A+                           50 states                   Group Dental/Vision
    General                                                                             Short-term Disability
                                                                                        Long-term Disability
                                                                                        Group Term Life

-------------------

(1) AM Best Company Inc. is an independent third party that rates insurance companies.
(2) AM Best "NR-5" rating can be assigned to a company for which AM Best prepares standard financial reports, but are not to be formally evaluated for the purpose of assigning rating opinions at HealthAxis' request.
(*) Indicates products currently available on the HealthAxis website, however, these products may not be available in all the carrier partners' available states.

         As of March 27, 2000, HealthAxis offers products of the Ceres Group, Blue Cross of CA/WellPoint, Aetna, Celtic, Security Life, Fortis Health and Aegon through its website. The products offered include major medical insurance, individual medical insurance, small group medical insurance, short-term medical insurance, a student medical insurance product and a prescription plan. HealthAxis has at least one product available in each of 50 states and the District of Columbia.

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

         Carrier Partner Integration. The carrier partner integration process is the key to building a robust product portfolio. A product cannot be sold on HealthAxis' website until the integration team has embedded the carrier's plan including the plan description, rating engines, provider network information and application forms, into the website. The complexity of health insurance underwriting workflows requires a carrier integration staff that has expertise in both technology and insurance in order to be able to efficiently execute their tasks. The eDistribution group anticipates that it will be able to leverage the application solutions group's workflow application experience to expedite the carrier partner integration process.

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

         As a result of the parent-subsidiary relationship between the application solutions group (formerly, Insurdata) and UICI, the application solutions group has historically derived a large percentage of its revenues from UICI and its subsidiaries. UICI and its subsidiaries accounted for approximately 60% of Insurdata's total revenues for the year ended December 31, 1999. A portion of the application solutions group's revenue from UICI in the past was for Year 2000 services which have been substantially completed. UICI and its subsidiaries are currently the application solutions group's primary client for its system integration and technology management services. HealthAxis believes that the percentage of the application solutions group's revenues attributable to UICI and its subsidiaries will decline as HealthAxis' marketing efforts continue to expand HealthAxis' base of external clients. See "Risk Factors -- The loss of one or more of the application solutions group's large clients would result in decreased sales and revenues" and "Risk Factors -- Because members of management of HAI and UICI will own a substantial portion of HAI's common stock upon completion of the merger, other shareholders will not have the ability to control company actions that may be in their best interest."


         In addition to UICI and its subsidiaries, two clients, Continental Casualty Company and National Capital Administrative Services, have historically accounted for a substantial portion of the application solutions group's revenue. Continental Casualty Company accounted for approximately 8% of revenues in 1998 and less than 4% of revenues in 1999. National Capital Administrative Services accounted for 11% of the application solutions group's revenues in 1998. In 1999, the National Capital Administrative Services account was de-centralized into multiple, separately contracted smaller entities. None of those smaller entities generated revenues which were individually significant.

Sales and Marketing

eDistribution Group

         The primary target markets are the small group market and the individual market. Within the individual market, the targeted consumers are individuals who are not covered by a corporate sponsored health plan. Potential individual consumers include people who are self-employed individuals, part-time employees, full-time independent contractors or other individuals who rely upon self-provided health insurance coverage. Within the small group market, HealthAxis intends to focus its marketing efforts on groups of 25 or less, including small office and home office-based individuals. The average size of a group sale should increase over time. The cost-savings resulting from buying direct can be substantial when experienced by multiple employees even for very small groups.

         The eDistribution group intends to utilize the application solutions group's large employer relationships to market ancillary health insurance products such as vision care and disability plans to members of large groups. HealthAxis believes this type of worksite marketing program represents an economical means of acquiring new consumers. The application solutions group's presence in worksites gives the eDistribution group a unique marketing advantage relative to stand-alone health insurance retailers lacking this ready access to the large group workplace.

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

         Strategic Alliances. HealthAxis' portal marketing agreements were the focus of HealthAxis' marketing efforts in 1999. HealthAxis' marketing effort in 2000 will feature an emphasis on affinity relationships rather than portal agreements. HealthAxis has entered into agreements with over 30 affinity partners, including E*trade, TD Waterhouse, Digital Insight, Insurance.com and Fidelity National Financial. Affinity relationships may be defined as retailing partnerships with companies that share the eDistribution group's target audiences. In general, these affinity relationships differ from portal marketing agreements in that payments to the affinity partners are performance-based, which decreased HealthAxis' initial risk.

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

         The application solutions group's current marketing program is designed to raise the visibility of the application solutions group and its products and services, in order to increase sales opportunities. In the past, new external clients were generally added as a result of references or direct contact initiated by the client due to the application solutions group's reputation in the industry. The application solutions group now utilizes the services of an outside advertising firm specializing in the technology sector. The current marketing program consists of multiple channels to reach the application solutions group's target audience. The application solutions group's website, currently at www.insurdata.com, allows prospective clients access to product and service descriptions and Company news. The application solutions group issues press releases regularly through the Internet, public wire services and selected trade publications and pursues advertising and editorial opportunities in key industry trade publications. Both the application solutions group and the eDistribution group also exhibit at industry trade shows and conduct direct mail campaigns highlighting HealthAxis' products and services to targeted audiences.

Marketing Agreements

         As part of the sale of assets related to the retail website to Digital Insurance Inc., HealthAxis agreed to assign all of its rights and obligations under the following interactive marketing agreements to Digital Insurance, Inc.

         Agreement with America Online, Inc. HealthAxis' interactive marketing agreement with AOL provided that HealthAxis would be the exclusive third party direct marketer of certain types of health insurance policies and, subject to certain restrictions, the non-exclusive third party marketer of certain other types of insurance policies. Under the interactive marketing agreement, AOL advertised the products to its subscribers on AOL's online network and the products were sold online through HealthAxis' website. On March 29, 1999, HealthAxis and America Online, Inc. entered into the second amendment to the interactive marketing agreement, which provided HealthAxis with access to CompuServe and Netscape Netcenter, which HealthAxis believed would expand its marketing scope. The second amendment also provided for a four month "wind down" period in the event HealthAxis elected not to exercise its option to renew its agreement with AOL for an additional term. HealthAxis has paid America Online, Inc. a total of $10.0 million pursuant to this agreement. Additionally, in connection with services rendered by America Online, Inc. to HealthAxis pursuant to the interactive marketing agreement, HAI issued to America Online, Inc. two warrants for 300,000 shares of HAI common stock. The first warrant for 300,000 shares of HAI stock is exercisable at $4.48 per share, and the second warrant is exercisable for 300,000 shares of HAI common stock at $3.38 per share. This second warrant will terminate if America Online, Inc. choose to exercise a third warrant issued by HealthAxis in connection with the interactive marketing agreement for 300,000 shares of HealthAxis common stock for $1.77 per share. The initial term of the interactive marketing agreement expired on January 31, 2000. HealthAxis has determined not to exercise its option to renew its agreement with America Online, Inc.

         Agreement with Lycos, Inc. HealthAxis' amended agreement with Lycos, Inc. provides that Lycos will make HealthAxis the exclusive provider of medical, HMO, PPO, indemnity, vision, prescription, long-term care, and long-term disability insurance, for a total of approximately $9.1 million, of which $1.7 million has been paid. The term of the agreement will extend for twenty-four months from the launch of the co-branded version of HealthAxis' site if certain sales goals are met. The initial term of 12 months ending April 30, 2000 had a total cost of $2.5 million. HealthAxis has determined not to exercise its option to renew its agreement with Lycos.

         Agreement with CNet, Inc. In June 1998, HealthAxis entered into a promotional agreement with CNet whereby CNet would exclusively promote HealthAxis' products on CNet's websites. This agreement was amended on April 14, 1999 to, among other things, revise the current payment schedule and remove Snap! as a party to allow HealthAxis to enter into a separate agreement with Snap! Under the agreement with CNet, CNet promoted HealthAxis as its exclusive provider of certain insurance products for approximately $2.4 million during the initial term of the agreement, which extended until August 31, 2000. As of March 1, 2000, HealthAxis paid CNet approximately $650,000. As of March 27, 2000, HealthAxis and CNet had mutually agreed to terminate the agreement on May 31, 2000.

         Agreement with Snap!, LLC. In April 1999, HealthAxis, CNet and Snap! amended their marketing agreement to remove Snap! as a party so that HealthAxis and Snap!, now a separate entity from CNet, could enter into a new agreement. This agreement allows for HealthAxis to participate in Snap!'s "Insurance Center" and provides for strategic placements across various channels. The initial term of this agreement is through August 31, 2000, for an approximate cost of $1.5 million. HealthAxis has the option to renew this agreement with Snap! through August 31, 2001. Subsequent to year end, HealthAxis and Snap! have mutually agreed to terminate the agreement on June 15, 2000.

         Yahoo! Marketing Agreement. On August 12, 1999, HealthAxis entered into a targeted marketing agreement with Yahoo! which provides HealthAxis with impressions in selected areas. The agreement terminated on January 31, 2000. On February 7, 2000, HealthAxis entered into a new agreement which terminates on December 31, 2000, for an approximate cost of $3.6 million. Subsequent to year end, HealthAxis has decided to terminate this agreement on August 1, 2000 pursuant to the optional early termination provision in this agreement.

Intellectual Property and Technology

         Patent, Trademark and Copyright Protection. HealthAxis' ability to compete is dependent to a significant degree upon its proprietary systems, technology, and intellectual property. HealthAxis relies upon a combination of trademark, copyright, confidentiality agreements and trade secret laws as well as other measures to protect its proprietary rights. HealthAxis does not have any patents or patent applications and currently does not plan to file any patent applications. HealthAxis has registered the name "HealthAxis.com" with Internic, a private corporation organized by U.S. government which administers Internet domain names. HealthAxis has applied for registration of the service marks "HealthAxis.com" and "HealthAxis" with the U.S. Patent and Trademark Office. HealthAxis was notified by the U. S. Patent and Trademark Office that it had preliminarily denied registration of the service marks "HealthAxis" and "HealthAxis.com" on the basis of potential confusion with an allegedly similar registered service mark. HealthAxis is attempting to overcome the U.S. Patent and Trademark Office's preliminary denial by negotiating a consent with the party holding the similar mark. Subsequent to year end, this party has agreed to HealthAxis' registration of these marks. Until the U.S. Patent and Trademark Office approves this agreement, HealthAxis can not provide any assurance as to whether it will be successful in overcoming the U.S. Patent and Trademark Office's preliminary denial of registration. HealthAxis has applied for or registered the following trademarks with the U.S. Patent and Trademark Office: Insur-Web, Insur-Voice, Insur-Image, Insur-Enroll, Insur-Admin and Insur-Claims. HealthAxis has determined not to file applications for these marks in foreign countries at this time. HealthAxis' sales materials, content and software are protected by copyright.

         In December 1998, a third party notified Insurdata that it believed Insurdata had infringed upon a common law trademark held by such party through its use of the name "Insur-Web" because a similar name is currently being utilized by the third party. HealthAxis does not believe that its use of the name Insur-Web constitutes an infringement of this party's rights and intends to defend itself against any infringement claim asserted. No assurance can be given as to whether Insurdata will ultimately prevail in any action that may be brought by this party. See "Risk Factors -- If HealthAxis is unable to protect its proprietary technology, its competitors could use its proprietary technology to compete against it and its revenues and profitability would be reduced."

         The source code and design of HealthAxis' software will be protected by HealthAxis through applicable trade secret law. HealthAxis also intends to use confidentiality agreements with its employees to further protect its source codes and software.

         Third Party Technology, Website Ownership and Maintenance. HealthAxis relies on a variety of technology that it licenses from third parties, including its database and Internet server software, which is used in HealthAxis' website to perform key functions. Web design and maintenance are currently performed by in house technicians in order to permit HealthAxis to maintain control over its Internet platform. HealthAxis anticipates updating its website on an ongoing basis.

         The satisfactory performance, reliability and availability of HealthAxis' website, transaction processing systems and network infrastructure is critical to HealthAxis' eDistribution group's reputation and its ability to attract and retain customers and maintain adequate policyholder service levels. HealthAxis will continually review and seek to upgrade its technical infrastructure and provide for certain system redundancies and backup power to limit the likelihood of systems overload or failure HealthAxis believes that as part of doing business on the Internet, it will, from time to time, experience periodic system interruptions. Any unexpectedly high volume of traffic on HealthAxis' website or in the number of applications placed by consumers may require HealthAxis to expand and upgrade further its technology, transaction processing systems and network infrastructure to accommodate that substantial increase in volume. HealthAxis will continue in its efforts to expand and upgrade its system.

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

         DataCenter Core Processing Environment. The application solutions group also has connectivity to several back end computing environments. The main data center is located in North Richland Hills, Texas and is a 8,500 sq. foot facility with the following processing equipment and systems:

         o 16 IBM RS6000 processors running AIX (ranging up to the H70 class computing platform)
         o      IBM mainframe 9672/R35 (180Mips) running OS/390
         o Two terabytes of DASD (1.3 available) and two Storage Tek tape silohs (6000 tapes each)

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

Competition

         HealthAxis believes it provides a unique combination of Internet based consumer services and business to business application solutions. HealthAxis also believes that its ability to offer both payers and consumers an electronic platform gives HealthAxis a unique competitive advantage among its peers. HealthAxis competes with other insurance online providers and traditional, agent-based insurance distribution system participants.

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


         The principal competitive factors for the application solutions group are the breadth and quality of system and product offerings, features and functionality, service and support, processing capacity and the ability to successfully develop and deploy product improvements. HealthAxis believes that application solutions group's major competitors include Healtheon/WebMD, RIMS, Erisco, El Dorado, TXEN, a division of Nichols Research Corp., and Amisys Managed Care Systems, Inc., a division of HBOC. See "Risk Factors -- HealthAxis' competitors may be more successful in attracting customers which could result in decreased sales, a loss of revenue and a decrease in the value of HAI's common stock."


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

         To address consumer concerns over the security of transactions conducted on the Internet and other online services and the privacy of users, HealthAxis has adopted a privacy policy for information of users of its website. HealthAxis does not disclose any personally identifiable information of a consumer to HealthAxis' carrier partners until the consumer submits an application. HealthAxis does not sell or otherwise make available to any other party any personally identifiable information of the consumers. Personally identifiable non-medical information may be used internally in order to continuously improve the content of the website and the consumer's shopping experience. Aggregated statistical information, without individual identification, is analyzed by HealthAxis in order to improve the overall product offering and may be shared with HealthAxis' carrier partners for that purpose. HealthAxis is a licensee of the TRUSTe Privacy Program and adheres to their standards regarding the protection of personally identifiable information of Internet users.

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


         Insurance Related. As a result of the business activities presently being conducted by HealthAxis, HealthAxis has organized HealthAxis.com Insurance Services, Inc., a Pennsylvania corporation, which has also organized subsidiary companies in four states. HealthAxis.com Insurance Services, Inc., either directly or through its agency employees or wholly owned subsidiaries, is licensed with state insurance departments to sell insurance and receive commissions from the sale of insurance in all 50 states and the District of Columbia. As a licensed agency, HealthAxis.com Insurance Services, Inc. is subject to the regulation and examination by the Insurance Departments or commissions in the states in which HealthAxis.com Insurance Services, Inc. is licensed. HealthAxis, either directly or through wholly-owned subsidiaries doing business in certain states, is subject to the laws and regulations of such insurance departments where such laws and regulations are primarily intended to benefit purchasers of insurance and generally grant supervisory agencies broad administrative powers, including the power to restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, censures and fines. Advertisements in connection with insurance products sold through HealthAxis' website are regulated by state insurance departments and commissions. See "Risk Factors -- In order to maintain compliance with insurance regulations, HealthAxis may need to expend financial and managerial resources which could reduce HealthAxis' revenues and the value of HAI's common stock."

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

Management of HealthAxis

         The following table sets forth information regarding the directors and executive officers of HealthAxis as of March 14, 2000.

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

         Alvin H. Clemens has been Chairman of the Board of HealthAxis since March 1998. Mr. Clemens has been Chairman of the Board of HAI and subsidiary companies since October 1989 and was Chief Executive Officer of HAI from 1989 to 1999. Mr. Clemens was also President of HAI and Provident Indemnity Life Insurance Company Life Insurance Company from 1993 to 1996. Prior to such time he was President of Maine National Life Insurance Company from 1989 to 1995 and Owner and Chairman of the Board of Maine National Life Insurance Company from 1985 to 1989. Mr. Clemens was President and Director of Academy Life Insurance Company and Pension Life Insurance Company of America from 1970 to 1985. Mr. Clemens was Chairman and Chief Executive Officer of Academy Insurance Group Inc., from 1967 to 1985.

         Henry G. Hager has been a Director of HAI since 1996 and a Partner in the law firm of Stradley Ronon from 1994 through December of 1999. He currently is Counsel at Stradley Ronon and has been President and Chief Executive Officer of The Insurance Federation of Pennsylvania since 1985. Mr. Hager also serves as a director of American Waterworks Company, a public company. Mr. Hager joined HealthAxis' board in January 2000.

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

         As a result of the completion of the merger with Insurdata, HealthAxis' future success depends upon the ability of its current executive officers to establish clear lines of responsibility and authority, to work effectively as a team, and to gain the trust and confidence of its employees. See "-- Management of HealthAxis." HealthAxis' future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and consumer service personnel. Competition for technically skilled personnel is intense, but HealthAxis will continue its efforts to attract, integrate and retain sufficiently qualified personnel, including software developers and other technical experts. HealthAxis does not have employment agreements with its key personnel.

Relationship with UICI

         UICI is a diversified financial services company that offers insurance and selected financial services to niche consumer and institutional markets.

         UICI issues health insurance policies covering individuals and families to self-employed association groups and student markets. UICI also offers health insurance products for self-employed individuals who work for small businesses. UICI also offers a range of health insurance products, including catastrophic hospital and basic hospital-medical expense plans, choice-of-doctor plans and managed care options, including a preferred provider organization plan and other coverage modifications. UICI markets these higher deductible products through "dedicated" agency sales forces comprised of independent contractor agents that primarily sell UICI's products. For the student market, UICI offers tailored insurance programs that generally provide single school year coverage to individual students at colleges and universities. UICI also issues life and annuity insurance products to selected niche markets and UICI acquires blocks of life insurance and annuity policies from other insurers on an opportunistic basis.

         UICI also issues life and annuity insurance products to selected niche markets, and UICI acquires blocks of life insurance and annuity policies from other insurers on an opportunistic basis. The life and annuity insurance policies issued by UICI are marketed through a dedicated agency sales force.

         UICI also provides underwriting, claims management and claims administrative services to third party insurance carriers (primarily to Aegon USA, Inc. related to products coinsured by UICI), independent entities that administer claims processing and payment, Blue Cross/Blue Shield organizations and self-administered employer healthcare plans.

         Through its United CreditServ, Inc. subsidiary, UICI has marketed credit support services to individuals with no, or troubled, credit experience and assists them in obtaining a nationally recognized credit card. The credit cards have been issued by United Credit National Bank, an indirect wholly owned subsidiary of UICI. During the year ended December 31, 1999, UICI's credit card subsidiary incurred a pre-tax operating loss in the amount of approximately $145.0 million. As a result of its continuing difficulties with its credit card operations, in March 2000 UICI announced that it will exit from its United CreditServ credit card business and, as a result, UICI has designated the unit as a discontinued operation for financial reporting purposes. Accordingly, in addition to the $145.0 million of pre-tax operating losses incurred by United CreditServ in 1999, UICI recorded as additional expense in 1999 the amount of $130.0 million, representing its current estimate of pre-tax loss upon disposal of the unit.

         United Credit National Bank is currently subject to the terms of a consent order issued by the Office of the Comptroller of the Currency. In accordance with the terms of the consent order, United Credit National Bank has ceased all activities with two marketing entities that solicited credit card applications from United Credit National Bank, and United Credit National Bank is further prohibited under the terms of the consent order from introducing new products or services without approval by the Office of the Comptroller of the Currency.

         Educational Finance Group, Inc. (in which UICI holds a 75% interest), markets, originates, funds and services primarily Federally guaranteed student loans and is a leading provider of student tuition installment plans.

         UICI and its subsidiaries constitute, in the aggregate, the application solutions group's largest client. For the years ended December 31, 1997, 1998 and 1999, UICI and its subsidiaries accounted for an aggregate of approximately $12.6 million, $24.9 million and $28.1 million, respectively, of Insurdata's historical revenues, which represent approximately 43%, 56% and 60%, respectively, of Insurdata's revenues for such periods. A portion of the application solutions group's revenue from UICI in the past was for Year 2000 services which have been substantially completed. UICI and its subsidiaries are expected to remain the application solutions group's largest client for the foreseeable future. To the extent UICI or its subsidiaries experience financial difficulties impacting UICI's ability to pay HealthAxis for services, the financial performance of HealthAxis may be negatively impacted. HealthAxis believes that the percentage of the application solutions group's revenues attributable to UICI and its subsidiaries will decline as HealthAxis' marketing efforts continue to build HealthAxis' base of external clients.

         As a result of UICI's control of Insurdata prior to the merger, none of the terms of contracts entered into between Insurdata and UICI and its subsidiaries, which were assumed by HealthAxis, resulted from arm's-length negotiations. See "Risk Factors -- Potential conflicts of interest could arise because some people serve as directors and officers of either HAI or UICI and HealthAxis," "Risk Factors -- HealthAxis and UICI may be unable to resolve conflicts which arise regarding the products and services provided by HealthAxis or any resolution may be less favorable than if HealthAxis were dealing with an unaffiliated party," and "Risk Factors -- Because none of the HealthAxis intercompany agreements are subject to arm's-length negotiations, these agreements may be less favorable to HealthAxis than agreements negotiated with third parties."

Arrangements and Transactions with HAI and UICI

         HealthAxis and HAI have entered into various agreements, the material terms of which are summarized below. These agreements were developed in the context of a parent/subsidiary relationship and therefore none of the terms of these agreements are the result of arm's-length negotiations between independent parties. HealthAxis and UICI have entered into a carrier partner agreement and plan to enter into agreements for the purpose of defining their ongoing relationships, the material terms of which are summarized below. UICI and Insurdata have also entered into various agreements, all of which were assumed by HealthAxis in connection with its merger with Insurdata. These agreements were developed in the context of a parent/subsidiary relationship and therefore are not the result of arm's-length negotiations between independent parties. The agreements, or the transactions provided for therein, may not be effected on terms at least as favorable to HealthAxis as could have been obtained from unaffiliated third parties. See "Risk Factors -- Business Related Risks -- The loss of one or more of the application solutions group's large clients would result in decreased sales and revenues." and "Risk Factors -- Investment Related Risks -- Because members of management of HAI and UICI will own a substantial portion of HAI's common stock upon completion of the merger, other shareholders will not have the ability to control company actions that may be in their best interest."

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

         Capital Contributions to HealthAxis by HAI and its former subsidiary. Since HealthAxis' inception, HAI has made the following capital contributions to
HealthAxis:

         o During 1998, HAI issued the following warrants for the purchase of shares of HAI common stock in exchange for services provided to HealthAxis.

       Warrant Holder               Shares         Exercise Price          Fair Value
-----------------------------  --------------  --------------------  ---------------------
America Online Inc.                 300,000           $4.480              $   989,700
America Online Inc.                 300,000           $3.380              $ 1,660,050
Lynx Capital LLC                    400,000           $4.516              $   663,071
HealthPlan Services                 100,000           $9.000              $   160,210
                                  ---------                               -----------
            Total                 1,100,000                               $ 3,473,031

         o During March 1998, 875,000 shares of common stock were issued to HAI at $0.10 per share, for an investment of $87,500. During August 1998, there was a stock split, giving HAI an additional 12,250,000 shares of HealthAxis common stock.

         o During September 1988, Provident Indemnity Life Insurance Company, a former wholly owned subsidiary of HAI, purchased 545,916 shares of HealthAxis Series A preferred stock at $4.40 per share for an investment of $2,400,000.

         o During November 1998, HAI invested $3,000,000 to purchase 682,395 shares of HealthAxis common stock at $4.40 per share.

         o During December 1999, HAI invested $2,000,000 to purchase 133,333 shares of HealthAxis common stock at $15.00 per share.

         Sale of HealthAxis Securities held by Provident Indemnity Life Insurance Company to HAI. On March 24, 1999, Provident Indemnity Life Insurance Company, a subsidiary of HAI, granted HAI the option to purchase all of the 545,916 shares of HealthAxis' Series A preferred stock owned by it at a purchase price of $4.71 per share plus 8% interest calculated quarterly and compounded annually from the date of Provident Indemnity Life Insurance Company's acquisition to the date of HAI's purchase. The option expires on December 17, 2003. HealthAxis exercised this option on November 30, 1999.

         Sale of Provident Indemnity Life Insurance Company. On August 16, 1999, HAI entered into an agreement which provided for AHC Acquisition, Inc., a company solely owned by Alvin H. Clemens, to acquire Provident Indemnity Life Insurance Company for an aggregate payment by HAI of $14.7 million to Provident Indemnity Life Insurance Company. This transaction was completed on November 30, 1999. In accordance with the terms of the stock purchase agreement, HAI:

         o purchased HAI's headquarters located at 2500 DeKalb Pike from Provident Indemnity Life Insurance Company for its book value of $4.7 million;

         o agreed to exercise its option to purchase 545,916 shares of HealthAxis Series A preferred stock from Provident Indemnity Life Insurance Company for $2.8 million (HAI made the $2.8 million payment for the shares of HealthAxis Series A preferred stock pursuant to the option agreement between HAI and Provident Indemnity Life Insurance Company and the payment equates to a $4.71 price per share. The $4.71 price represented the price per share paid by Provident Indemnity Life Insurance Company for these shares plus interest at the rate of 8% per annum thereon from the date of acquisition of these shares by Provident Indemnity Life Insurance Company through November 30, 1999, the date of exercise);

         o made a $7.2 million capital contribution from HAI to Provident Indemnity Life Insurance Company in order to eliminate a statutory deficiency, to enable Provident Indemnity Life Insurance Company to maintain adequate capital to meet its liabilities including pay-out obligations under existing insurance policies, and to provide Provident Indemnity Life Insurance Company with sufficient capital and surplus so that the Insurance Department of the Commonwealth of Pennsylvania would grant the required approval of the sale of Provident Indemnity Life Insurance Company; and

         o transferred 100,000 shares of the HealthAxis Series A preferred stock and the associated registration rights previously granted to Provident Indemnity Life Insurance Company, to AHC Acquisition, Inc.

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

         Insurdata Merger. On December 6, 1999, HealthAxis, Insurdata Incorporated, HAI and UICI entered into an agreement and plan of merger which set forth the terms and conditions under which Insurdata Incorporated was merged with and into HealthAxis. The companies completed the Insurdata merger on January 7, 2000.

         In accordance with the terms of the Insurdata merger agreement, each share of Insurdata Incorporated common stock outstanding immediately prior to the effective date of the merger, except as provided in the merger agreement, was exchanged for 1.33 shares of HealthAxis common stock. In connection with the Insurdata merger, UICI received 18,943,678 shares of HealthAxis common stock. The voting trust created by UICI in connection with the Insurdata merger, described below, received 2,439,885 shares of HealthAxis common stock and other shareholders of Insurdata Incorporated received 424,004 shares of HealthAxis common stock. Each holder of Insurdata Incorporated common stock entitled to receive a fraction of a share of HealthAxis common stock received cash instead of the fraction of a share, in an amount determined by multiplying the fraction by $15.00. Each option to purchase shares of Insurdata Incorporated common stock, under Insurdata Incorporated's stock option plans, outstanding on the date the merger was completed, was converted into an option to purchase the number of shares of HealthAxis common stock determined by the formula in the merger agreement. The exercise price was also adjusted based on the exchange ratio. The Insurdata merger was intended to be a reorganization under Section 368(a) of the Internal Revenue Code of 1986 and was accounted for as a purchase under generally accepted accounting principles.

         The table below identifies the equity ownership by HAI, UICI, Michael Ashker and Alvin Clemens of HealthAxis common and preferred stock before and after the Insurdata merger. This table excludes options and warrants to purchase HealthAxis stock.

                                              March 14, 2000            December 31, 1999
                                      ----------------------------   ------------------------
                                         Shares         Percentage      Shares     Percentage
                                      --------------    ----------   ----------    ----------
HAI...........................        15,801,644           34.7%     15,801,644       66.9%
UICI and subsidiaries.........        17,810,229 (2)       39.1%        866,551        3.7%
Alvin Clemens (1).............           100,000            0.2%        100,000        0.4%
Michael Ashker................                 -              -               -         -
Minority Interest.............        11,796,767           26.0%      6,850,310       29.0%
                                      ----------          -----      ----------    -------
Total.........................        45,508,640          100.0%     23,618,505      100.0%
                                      ==========          =====      ==========    =======

(1) Represents shares held by AHC Acquisition Inc. which is owned by Alvin H. Clemens, the Chairman of HAI and HealthAxis.

(2) Excludes 2.0 million shares of HealthAxis common stock that UICI sold to a single institutional investor.

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

         The shareholders' agreement also provides UICI with the right, in its sole and absolute discretion, to approve:

         o the calculation of the amount and amortization period of all goodwill and other intangibles created in connection with the merger, subject to compliance with generally accepted accounting principles; and

         o provided UICI owns at least 20% of the HealthAxis common stock, the entering into of any merger or similar agreement between HAI and HealthAxis.

         It is currently intended that this agreement will terminate in connection with the reorganization and will be replaced by the shareholders' agreement attached as an exhibit to the agreement and plan of reorganization.

         In a separate letter to HealthAxis and HAI, dated December 6, 1999, UICI indicated that it would vote in favor of a business combination between HAI and HealthAxis provided the following conditions were satisfied:

         o UICI has the right to assess and approve, in its reasonable discretion, the mathematical calculation of the merger terms;

         o UICI has received an opinion of counsel, or other reasonable assurance, that the merger, viewed alone and together with the merger of HealthAxis and Insurdata Incorporated, will be tax free to the constituent corporations and UICI;

         o UICI has the right to make any and all reasonable and appropriate due diligence inquiries it and its counsel deem advisable with respect to any contingent claims or residual liabilities that may reside at HAI; and

         o In the event that UICI determines that there may be an unacceptable level of risk associated with the claims or liabilities, UICI may require that an appropriate reserve, escrow or similar arrangement be made for the claims or liabilities or an appropriate indemnity be given by a credit-worthy third party. In either event, UICI will be willing to set an appropriate cap on the escrow or indemnity and limit the time period during which the escrow or indemnity will be in effect.


         Voting Trusts. UICI has entered into two voting trust agreements. These agreements grant voting power over a portion of the HealthAxis common stock held by UICI to the trustees who are directors of HealthAxis and HAI. For a description of the terms of these trusts, see Note 25 of the Notes to the Consolidated Financial Statements included herein.

         Licensing Systems Integration and Technology Management Agreements. The application solutions group provides application solutions, systems integration and technology management services to UICI and its subsidiaries.

         HealthAxis' application solutions group currently provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements ranging from one to five years, with annual renewable options thereafter. These services include the licensing of certain of its proprietary work flow and business applications as well as systems integration and technology management. UICI and its subsidiaries and affiliates constitute, in the aggregate, HealthAxis' largest customer. For the years ended December 31, 1997, 1998 and

1999, UICI and its subsidiaries and affiliates, including the subsidiaries and affiliates discussed below, accounted for an aggregate of $12.6 million (48%), $24.8 million (65%) and $28.2 million (60%), respectively, of Insurdata's historical total revenues for such periods. As of December 31, 1997, 1998 and 1999, Insurdata Incorporated had trade receivables from UICI and its subsidiaries and affiliates of $2.2 million, $2.2 million and $3.2 million, respectively. In addition to trade receivables, Insurdata Incorporated also held various notes receivable from UICI and its subsidiaries and affiliates, amounting to $0.2 million and $4.5 million at December 31, 1996 and 1997, respectively. These notes bore interest at rates ranging from 8.25% to 10.5%. Total interest income from these notes for the years ended December 31, 1996, 1997 and 1998 was approximately $166,000, $514,000 and $125,000, respectively.
These notes were paid off in 1998.

         Human Resource Services. Commencing in 1996, UICI provides human resource administrative services to the application solutions group, including payroll services and employee benefit management pursuant to a one year agreement which expired on December 31, 1999 with annual renewals thereafter. Either party upon 90 days' notice may cancel this agreement. In addition to reimbursement on a dollar-for-dollar basis for wage and benefit costs, UICI charges the application solutions group an administrative fee of $10 per-employee per-pay period pursuant to a written agreement, which fee is intended to reimburse UICI for the overhead it incurs in providing these services. HealthAxis expects that UICI will continue to provide these services for a limited period of time. HealthAxis has also engaged other UICI subsidiaries to provide services such as printing and newsletter publication. It is intended that the UICI subsidiaries will continue to provide these services for a limited period of time into the future.

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

         UICI Administrators, Inc. HealthAxis' application solutions group also currently provides certain work flow and business applications to UICI Administrators, Inc., an entity that provides administrative services and is owned by UICI, pursuant to a written service license agreement. UICI Administrators in turn operates through an agreement with Healthcare Management Administrators, Inc., an entity owned by Ronald L. Jensen, the Chairman of UICI and a former director of HealthAxis. HealthAxis' agreement with UICI Administrators is for a three-year term expiring in December 2001, with automatic annual renewal provisions thereafter, subject to prior notice of non-renewal. For the years ended December 31, 1997, 1998 and 1999, UICI Administrators accounted for an aggregate of $1.6 million, $2.1 million and $3.0 million respectively, of Insurdata's revenues under the agreement, which represent approximately, 5%, 5% and 6%, respectively, of Insurdata's historical revenues for such periods. The amounts paid by UICI Administrators are included in the UICI and subsidiaries numbers included above.

         Insurdata provided accounting and management services to UICI Administrators. In exchange for these services, UICI Administrators pays HealthAxis a fee based upon the salary, benefits and time commitment of Insurdata's employees actually performing the services. The fee is intended to reimburse HealthAxis for the costs of providing these services and therefore such fees are offset against the related expenses. Fees received by Insurdata from UICI Administrators amounted to $2,000, $134,000 and $143,000 for the years ended December 31, 1997, 1998 and 1999, respectively. In addition to the accounting services provided by Insurdata, it's President and Chief Executive Officer provides certain management oversight of UICI Administrators. Neither the President nor Insurdata receives any compensation in exchange for the President's services. HealthAxis ceased providing these services following the completion of the HealthAxis merger with Insurdata.

         During 1999, Insurdata Incorporated entered into a contract with UICI Administrators and an unrelated third party for both programming services and ongoing processing of medical insurance claims and Medicare claims. The contract provides for HealthAxis to receive an approximate $1.1 million fixed fee for programming services payable initially in cash up to $640,000 as programming services are performed and then by a $460,000 non-interest bearing note with an estimated value of approximately $370,000 using an estimated implied interest rate of 8.75%. The note will be paid in equal monthly installments of $7,666 over the five-year life of the contract. The note is collateralized by the proceeds of the cancellation provisions within the UICI Administrators' contract with the unrelated third party. HealthAxis recorded approximately $812,000 in programming pro forma revenues under this contract during the year ended December 31, 1999. The arrangement with UICI Administrators provided for the customary transaction and processing fees over the term of the contract.

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

         Netlojix Communications, Inc. Netlojik Communications, Inc., a telephone company in which Ronald L. Jensen, Chairman of UICI and a former director of HealthAxis, and his five adult children and their affiliated trusts own a controlling interest, provides telephone services to the UICI and certain subsidiaries, including Insurdata (now HealthAxis' application solutions group) pursuant to a written agreement. This agreement for a 15 month term expiring November 2000 with automatic monthly renewal provisions thereafter, subject to 30 days' notice of non-renewal. In 1997 and 1998 and until August 1, 1999, Matrix Telecom, a subsidiary of Netlojix Communications, Inc. provided telephone services to Insurdata. For the years ended December 31, 1997, 1998 and 1999, Insurdata paid these entities approximately $46,000, $132,000 and $243,000, respectively.

         Sale of Subsidiaries. Effective October 1, 1999, Insurdata Incorporated sold its Insurdata Administrators division, which provided benefits administration services and its 100% member interest in Insurdata Marketing Services, LLC to a subsidiary of UICI for a sales price in cash of approximately $459,000 and $399,000, respectively. The price approximated Insurdata Incorporated's net book value of the Insurdata Administrators division and Insurdata Marketing Services, LLC at the time of the sale.

         The book value of the assets and liabilities of the Insurdata Administrators division and Insurdata Marketing Services, LLC at September 30, 1999 were as follows:


Cash and current equivalents                  $  598,000
Other current assets                             415,000
Non-current assets                               960,000
Liabilities                                   (1,115,000)
                                              -----------
Shareholders equity and
     Member interest (net book value)         $ (858,000)
                                              ===========

         HealthPlan Services and UICI. On October 5, 1999, UICI and HealthPlan Services entered into a definitive agreement that provides for the purchase of HealthPlan Services by UICI in a stock-for-stock merger transaction. Subsequent to year end, UICI and HealthPlan Services announced that they had mutually agreed to terminate this acquisition.

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

Item 2.  Description of Properties

         HAI owns its headquarters located at 2500 DeKalb Pike in East Norriton, Pennsylvania. The headquarters is approximately 47,000 square feet and is situated on approximately 6.5 acres. HealthAxis leases 41,000 square feet of the headquarters from HAI and the remaining 6,000 square feet is leased to PILIC or used by HAI. In addition, HealthAxis leases office space at the following locations:

Address                                                            Square Feet
-----------------------------------------------------------      ---------------
5215 North O'Connor Blvd, 800 Central Tower, Irving, TX               37,900
2121 Precinct Line Road, Hurst TX (1)                                 20,000
4001 McEwen, Dallas, TX (1)                                            4,000
990 West Atherton Dr, Ste. 200  Salt Lake City, UT                     5,000
670 East Main St, Castledale, UT                                       5,450
1200 East Ephraim Canyon,  Ephraim, UT                                10,000
Montego Bay Free Zone, Bldg No. 2, Montego Bay, Jamaica                5,000
1-3 Pimento Way, Montego Freeport, Montego Bay,  Jamaica              10,000
577 Howard Street, San Francisco, CA                                   2,100

------------------------
(1)  Leased by HealthAxis from UICI or one of its subsidiaries.

         The Company believes its existing facilities are suitable to conduct its present business.

Item 3.  Legal Proceedings

         The Company is involved in normal litigation, including that arising in the ordinary course of its business. Management is of the opinion that no litigation will have a material adverse effect on the results of operations or financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

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

                                             1999                           1998                           1997
                                    -----------------------        ---------------------            -------------------
                                      High            Low            High           Low              High          Low
                                    --------        ------         --------       ------            ------        -----
         First Quarter                14-3/8         6-1/4          6-15/16        2-1/4            14-3/8        8-5/8
         Second Quarter               42-1/4        11-1/2          6-15/16       3-5/16            10-1/2        3-3/4
         Third Quarter                    37        12-3/4            8-1/4            3             5-1/8            3
         Fourth Quarter                   40            13           14-1/8        2-3/4             3-7/8        2-1/8

         On March 20, 2000, the closing price of HAI's common stock was $15.50. On that same date, there were approximately 3,200 shareholders.

Dividends

         HAI has not paid a cash dividend on its Common Stock since 1982. HAI currently intends to retain all earnings to finance the expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

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

         The following HAI common stock transactions were engaged in with the individuals identified below as part of compensatory arrangements with employees, payment for consulting services and in connection with the conversion of preferred stock:

                                                                           Aggregate
                             Name of Person                Number          Purchase               Nature of
Date of Transaction          Purchasing Securities         Of Shares       Price                 Transaction
-------------------          ---------------------         ---------       ---------             -----------
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

         In September 1999 HAI completed a private placement of Convertible Debentures in the amount of $27,500,000 due September 14, 2002. The debentures are convertible into HAI's common stock at a conversion price of $20.34 per share (the "Conversion Price"). As part of the transaction, HAI issued to the purchasers currently exercisable warrants to purchase 202,802 shares of its common stock at an exercise price equal to the Conversion Price ($20.34 per share) (the "Warrants"). No fees or commissions or similar payments with respect to this transaction were paid other than a $650,000 finders fee. See Note 12 to the Consolidated Financial Statements included herein for a further explanation. On September 28, 2000, HAI entered into an Amendment to the Securities Purchase Agreement dated September 14, 1999 between HAI and the holders of the debentures to modify the terms. See Note 27 to the Consolidated Financial Statements included herein for a further explanation.

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

         In May 1999 HealthAxis entered into a Strategic Alliance Agreement with First Health Group Corp. ("First Health"), pursuant to which HealthAxis issued a warrant to First Health for 50,000 shares of HealthAxis common stock at $20.00 per share, with a three-year term. See Note 6to the Consolidated Financial Statements included herein for a further explanation.

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

         In July 1999 HealthAxis completed a private placement of 333,334 shares of HealthAxis Series D Preferred Stock issued to Intel Corp. at $12.00 per share for an aggregate purchase price of $4,000,000. See Note 21 to the Consolidated Financial Statements included herein for a further explanation

         In July 1999, HealthAxis entered into a Strategic Alliance Agreement with Intel Corp., pursuant to which HealthAxis issued a warrant to Intel Corp. for 75,000 shares of Series D preferred stock at $14.50 per share, with a five-year term.

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

Item 6.  Selected Financial Data.

         The following selected consolidated financial information has been derived from the consolidated financial statements of HAI and should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this report which have been audited by BDO Seidman, LLP for 1999, 1998 and 1997, and by PricewaterhouseCoopers, LLP for 1996 and 1995. HAI's financial results include that of its subsidiary, HealthAxis. All information has been restated to present as discontinued operations HAI's insurance operations and HealthAxis' retail website operations.

                                                                          Years Ended December 31,
                                                     -------------------------------------------------------------
                                                        1999         1998         1997        1996         1995
                                                     -----------   ----------  ----------    ---------   ---------
                                                             (In thousands, except share and per share data)
Statement of Operations Data:
Revenue.........................................     $         -   $        -  $        -    $       -   $       -
                                                     -----------   ----------  ----------    ---------   ---------
Expenses:
     Operating expenses.........................             504          277           -            -           -
     Sales and marketing........................             447          134           -            -           -
     General and administrative.................           7,457        3,967       1,908          744         271
     Amortization of goodwill...................             765            -           -            -           -
                                                      ----------   ----------  ----------    ---------   ---------
         Total expenses.........................           9,173        4,378       1,908          744         271
                                                      ----------   ----------  ----------    ---------   ---------

     Operating loss.............................          (9,173)      (4,378)     (1,908)        (744)       (271)

     Interest and other income, net.............            (925)        (222)         177         (13)        (14)

     Loss before minority interest..............         (10,098)      (4,600)     (1,731)        (757)       (285)

Minority interest in loss of subsidiary.........          (1,008)        (493)          -            -           -
                                                      ----------   ----------  ----------    ---------   ---------

Loss from continuing operations.................          (9,090)      (4,107)     (1,731)        (757)       (285)
Loss from sale of discontinued operations.......         (10,263)           -           -            -           -
Income (loss) from discontinued operations......         (27,178)      (8,049)    (16,694)      16,877      (3,416)
                                                      ----------   ----------  ----------    ---------   ---------
     Net income (loss)..........................         (46,531)     (12,156)    (18,425)      16,120      (3,701)

Dividends on preferred stock....................              70          254         148          194         334
                                                      ----------   ----------  ----------    ---------   ---------

Net income (loss) applicable to common stock....      $  (46,601)  $  (12,410) $  (18,573)   $  15,926   $  (4,035)
                                                      ==========   ==========  ==========    =========   =========

Basic and diluted income (loss) per share of common
     stock):
     Continuing operations......................         $(0.75)      $(0.42)     $(0.19)      $(0.10)     $(0.06)
     Discontinued operations....................          (3.05)       (0.78)      (1.65)        1.76       (0.38)
                                                      ---------    ---------   ---------     --------    --------
     Net income (loss)..........................         $(3.80)      $(1.20)     $(1.84)      $ 1.66      $(0.44)
                                                      =========    =========   =========     ========    ========

Weighted average common shares and equivalents
     used in computing basic and diluted income
     (loss) per share...........................     12,260,000   10,331,000  10,090,000    9,610,000   9,100,000
Basic and diluted dividends per share paid on
     common stock...............................              --           --          --           --      $ 0.02

                                                                  1999           1998           1997          1996         1995
                                                                  ----           ----           ----          ----         ----
                                                                          (In thousands, except per share data)
Balance Sheet Data:
Total assets........................................            $79,602        $24,568        $12,333        $8,935       $3,702
Loans payable.......................................                 --          3,865          5,077           298          830
Convertible debenture...............................             25,019             --             --            --           --
Ceding commission liability.........................              5,600          5,000             --            --           --
Preferred stockholders' equity......................                 --            557            580           580        1,006
Book value per common share (1).....................               0.97           0.43           0.34          2.13         0.26
Pro forma book value per common share (2)...........               0.97           0.46           0.37          2.07         0.33

----------------------
(1) Book value per common share is computed by dividing total equity attributable to common stockholders by the number of common shares outstanding at the end of each period.
(2) Pro forma book value per common share is computed by dividing total equity by the number of shares outstanding at the end of each period, assuming conversion of Series A and Series B preferred stock into common stock of HAI on a share-for-share basis in 1995 and conversion of Series A preferred stock into common stock in 1996, 1997 and 1998 on a share-for-share basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended December 31, 1999 compared to year ended December 31, 1998.

         Net loss applicable to common stock. Net loss applicable to common stock was $46.6 million or ($3.80) per basic and diluted share in 1999 compared to net loss of $12.4 million or ($1.20) per basic and diluted share in 1998. The Company's 1999 results included a net loss from discontinued operations of $37.4 million as compared to $8.0 million loss from discontinued operations in 1998. Additionally the Company experienced increased expenses in HAI during 1999 compared to 1998.

         Interactive commission and fee revenue. There were no revenues due to the discontinued operations of all the Company's prior operations.

         Operating expenses. Operating and development expenses of $504 thousand in 1999 increased from $277 thousand in 1998 primarily due to higher HealthAxis expense due to employee and recruiting expenses related to general operations. Operating expenses primarily include technical salaries and benefits for employees who provide internal support.

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

         Sales and marketing expenses. Sales and marketing expenses of $447 thousand in 1999 increased from $134 thousand in 1998 due primarily to salaries and benefits of the sales force.

         General and administrative expenses. General and administrative expenses of $7.5 million in 1999 increased from $4.0 million in 1998 due primarily to employee and recruiting expenses relating to the increase in HealthAxis' administrative and executive staff. The increase was also due to professional fees and overhead expenses, which increased $400 thousand from $2.2 million for 1998 to $2.6 million in 1999. General and administrative expenses include executive management, accounting, legal, and human resource personnel and expenditures for applicable overhead costs.

         Amortization of goodwill. Amortization of goodwill of $765 thousand in 1999 relates to HAI's purchase of 1,415,000 shares of HealthAxis common stock from HealthPlan Services Inc. Amortization of HAI's $7.9 million of goodwill in 1999 includes 3 1/2 months amortization for the purchase of these shares and accordingly will be higher in 2000. Further, HealthAxis anticipates recognizing approximately $682 million of goodwill as a result of the January 7, 2000 merger of Insurdata into HealthAxis to be amortized on a straight line basis over a 20 year period.

         Interest income. Interest income of $656 thousand in 1999 increased from $92 thousand in 1998 as it relates to interest earned in short term investments.

         Interest expense. Interest expense of $1.6 million in 1999 includes $0.7 million on convertible debentures, $0.6 million of accrued interest on ceding commission liability and $0.2 million on loans payable and $0.1 million of interest on other obligations. Interest expense increased in 1999 compared to 1998 due to the 1999 issuance of convertible debentures and the December 31, 1998 execution of a reinsurance agreement which gave rise to the ceding commission liability and interest thereon.

         Net loss from discontinued operations. Net loss from discontinued operations of $37.4 million included a $10.3 million loss on the sale of PILIC, $8.0 million loss in discontinued insurance operations and $19.1 million loss in discontinued retail website operations as compared to $6.7 million loss in discontinued insurance operations and $1.3 million in discontinued retail website operations in 1998. HAI's discontinued insurance operations were conducted through its former wholly owned life insurance company Provident Indemnity Life Insurance Company ("PILIC") sold November 30, 1999 and PILIC's subsidiaries which during 1997 through 1998 were Provident American Life and Health Insurance Company ("PALHIC") sold December 31, 1998, Montgomery Management Corporation ("MMC") of which 80% was sold during 1998 and the remainder sold during 1999 and NIA Corporation ("NIA") sold December 31, 1998. The insurance operations are being reported as discontinued operations for all periods presented. 1998 results included realized gains on the sale of PALHIC, MMC and NIA of $3 million. HAI's discontinued retail website operations were conducted through its subsidiary, HealthAxis, which was incepted in March, 1998. The retail website operations are being reported as discontinued operations for all periods presented.

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

         Insurdata merger. On December 7, 1999, HealthAxis and Insurdata Incorporated, a subsidiary of UICI, announced the signing of a definitive agreement to merge the two companies, with the combined entity retaining the HealthAxis name. Under the terms of the transaction, Insurdata's shareholders received 49% of the newly combined company. The transaction, which closed on January 7, 2000, will be accounted for under the purchase method of accounting in accordance with APB No. 16 and HealthAxis, by virtue of its holding a majority of the voting interest, was determined to be the acquirer for accounting purposes. HealthAxis anticipates that revenues and expenses will increase as a result of the Insurdata merger. Insurdata Incorporated revenues, excluding the non merging subsidiaries, were $42.9 million on a pro forma basis during 1999. It is anticipated that Insurdata's technological expertise and established customer base will benefit HealthAxis' future operations by improving the process of implementing carrier products on the website and website development, thereby increasing cost efficiency, increasing revenues with their established customer base, the potential to cross market products to HealthAxis' and Insurdata's clients and providing each company with exposure to additional potential clients.

         Agreement and Plan of Reorganization between HAI and HealthAxis. On January 26, 2000, HAI, HealthAxis and a wholly owned subsidiary of HAI entered into the Agreement and Plan of Reorganization which provides for the merger of HealthAxis with and into the subsidiary of HAI which will result in former shareholders of HealthAxis becoming shareholders of HAI. Amended and restated agreements were entered into on September 29, 2000. This transaction is referred to as the HAI merger. The HAI subsidiary will continue as the surviving corporation of the reorganization, will retain all of its separate corporate existence and will be known as HealthAxis.com Inc. The reorganization will be accounted for by HAI as a purchase of minority interest in accordance with generally accepted accounting principles. As a result of the HAI merger, the preferred and common stock of HealthAxis will be converted to HAI common stock eliminating all minority interest in HealthAxis and the minority interest net loss of subsidiary line item on the statement of operations. In addition, outstanding HealthAxis options and warrants will be converted into options or warrants to purchase HAI common stock. HAI anticipates that HAI will issue a total of 39,629,133 shares of HAI common stock to HealthAxis shareholders in the HAI merger. HAI also anticipates that HAI will issue up to approximately 7,068,046 shares of HAI common stock upon the exercise of options and warrants to purchase HealthAxis common stock to be assumed by HAI.. There can be no assurance, however, that the conditions to the reorganization will be satisfied or that the reorganization documents will not be terminated.

         Repricing of Options. On May 24, 2000, the HealthAxis Board of Directors approved the repricing of 1,773,050 HealthAxis common stock shares subject to options, which had originally been granted at $12.00 and $15.00. The repricing of these options to $3.31, which was the closing market price of HAI's common stock as of the date of the repricing, will be accounted for as variable options in accordance with Financing Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation issued in March 2000.

Year ended December 31, 1998 compared to December 31, 1997

         Net loss applicable to common stock. Net loss applicable to common stock was $12.4 million or ($1.20) per basic and diluted share in 1998 compared to net loss of $18.6 million or ($1.84) per basic and diluted share in 1997. HAI's 1998 results included a net loss from discontinued operations of $8.0 million as compared to $16.7 million loss from discontinued operations in 1997. Additionally the Company experienced increased expenses in HAI during 1998.

         Operating expenses. Operating expenses of $277 thousand in 1998 were the result of HealthAxis employee salaries and benefits relating to computer support.

         Sales and marketing expenses. Sales and marketing expenses of $134 thousand in 1998 were primarily due to employee salaries and benefits of HealthAxis. Sales and marketing expense consist primarily of salaries and benefits to marketing personnel.

         General and administrative expenses. General and administrative expenses of $4.0 million in 1998 increased from $1.9 million in 1997 due primarily to HealthAxis employee and recruiting expenses, which was $0.5 million in 1998. Professional fees and overhead expenses also increased from $1.9 million in 1997 to $3.2 million in 1998.

         Interest expense. Interest expense of $314 thousand in 1998 includes interest on loans payable.

         Net loss from discontinued operations. Net loss from discontinued operations of $8.0 million in 1998 as compared to $16.7 million loss in discontinued operations in 1997. Results for 1998 included substantially higher group medical benefit expense partially offset by realized gains on the sale of PALHIC, MMC and NIA.

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

         Net cash used in operating activities of $49.8 million in 1999 was primarily the result of claim payments to policyholders in HAI's discontinued operations and operating losses in HAI and HealthAxis.

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

         During 1999 HAI issued 2% convertible debentures in the amount of $27.5 million the net proceeds of which were used for working capital and other general corporate purposes, including approximately $8.2 million to purchase HealthAxis Common Stock, $14.7 million to sell the Insurance Operations and retain the Company's home office and purchase 545,916 shares of HealthAxis Series A Preferred Stock and $2.0 million to purchase 133,333 shares of HealthAxis common stock.

         Non-cash repayment of notes payable represented $1.5 million of consideration for the Company's sale of MMC common stock and for HPS' exercise of its warrant obtained in 1998 in connection with the HPS E-Commerce Agreement to purchase 100,000 shares of HAI Common Stock for $0.9 million. Non cash issuance of warrants relates to HealthAxis.

         During 1999 HAI purchased 1,415,000 shares of HealthAxis common stock from a third party and has agreed to pay the seller $0.4 million to complete the transaction.

         During 1998 and 1999, HealthAxis entered into agreements with AOL, Lycos, CNet, Snap! and Yahoo!. In connection with these agreements, the Company has paid $4.7 million in cash and warrants during 1999 and is required to pay $5 million in 2000. As a result of HealthAxis' decision to shift its marketing strategy in 2000, these contracts were terminated and this amount was reduced to $3.5 million. The Company believes that its current cash and cash equivalents will be sufficient to fund HealthAxis' obligations under these agreements and current operations through March 31, 2001. However, subsequent equity or debt financings will be necessary to enable the Company to fund future operations and continue to implement its current business strategies.

         HAI has no material commitments for capital expenditures at December 31, 1999 and such expenditures totaled approximately $4.2 million in 1999. Such expenditures were primarily for HealthAxis' equipment, software, furniture and building improvements.

         On January 7, 2000, HealthAxis and Insurdata Incorporated, a subsidiary of UICI completed the merger of the two companies. HealthAxis anticipates that it will pay out of pocket merger costs of approximately $1.4 million during 2000. Historically Insurdata has been funded primarily through cash generated from operations. At December 31, 1999 Insurdata's cash balance was $2.1 million, current liabilities were $4.5 million of which anticipated 2000 payments under certain employee compensation plans are $1.1 million and capital purchase commitments are $1 million.

         On December 7, 1999, HAI announced plans to move forward with the reorganization of HealthAxis and on September 29, 2000 entered into amended agreements. The Company anticipates that it will pay out of pocket merger costs of approximately $2.1 million during 2000 and 2001.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The Convertible Debentures outstanding at December 31, 1999 are fixed rate obligations and would not be exposed to the impact of interest rate fluctuations. To the extent that the Company seeks to refinance these instruments, the prevailing market interest rates on replacement debt could exceed rates currently paid thereby increasing interest expense and increasing net loss.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Certified Public Accountants                            62

Restated Consolidated Balance Sheets - December 31, 1999 and 1998             63

Restated Consolidated Statements of Operations
   Years ended December 31, 1999, 1998 and 1997                               64

Restated Consolidated Statements of Changes in Stockholders' Equity
   Years ended December 31, 1999, 1998 and 1997                               65

Restated Consolidated Statements of Cash Flows
   Years ended December 31, 1999, 1998 and 1997                         66 to 67

Notes to Consolidated Financial Statements                             68 to 112

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


As described in Note 25, on January 7, 2000, the Company acquired Insurdata, Incorporated and has accounted for that acquisition using the purchase method of accounting. In addition, as described in Note 26, on June 30, 2000, the Company agreed to sell substantially all of the assets related to its retail website and as of that date has accounted for the disposal of the retail website as a discontinued operation. The continuing operations of Healthaxis, Inc. and Subsidiaries are principally those of Insurdata Incorporated.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthAxis Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP
BDO Seidman, LLP
Philadelphia, PA.

March 16, 2000, except for
Notes 11, 14, 17, 18, 19, 20, 26 and 28 which are as of September 29, 2000 and Notes 6, 7, 8 and 27 which are as of October 13, 2000

                        HealthAxis Inc. and Subsidiaries
                      Restated Consolidated Balance Sheets

                                                                                         December 31,    December 31,
(Dollars in thousands except share data)                                                    1999             1998
                                                                                            -----            ----
Assets
------
Cash and cash equivalents                                                                  $ 58,069       $   1,724

Loans receivable from officer, director and stockholder                                           -           1,328
Other current assets                                                                            549           1,699
                                                                                           --------        --------
         Total current assets                                                                58,618           4,751

Deferred acquisition costs                                                                      750               -

Property, equipment and software, less accumulated depreciation and
    amortization of $1,529 and $3,099                                                         5,610           6,703
Goodwill, less accumulated amortization of $765                                               7,114               -
Assets held for sale- retail website                                                          7,204          12,902
Other assets                                                                                    306             212
                                                                                           --------        --------

                  Total assets                                                             $ 79,602        $ 24,568
                                                                                           ========        ========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
Unearned revenue                                                                           $      -       $     332
Accounts payable                                                                              1,823             481
Accrued expenses                                                                              4,656           1,103
Loans payable                                                                                     -           3,865
Net liabilities held for sale-insurance operations                                                -           2,250
Other current liabilities                                                                       500             640
                                                                                           --------       ---------
         Total current liabilities                                                            6,979           8,671

Convertible debentures                                                                       25,019               -
Federal income taxes                                                                            585               -
Ceding commission liability                                                                   5,600           5,000
Post retirement and employment liabilities                                                    1,030             969
Capital lease obligations                                                                       117             496
                                                                                           --------        --------
                  Total liabilities                                                          39,330          15,136

Commitments and Contingencies
Minority interest in HealthAxis:
    Common stock                                                                             12,603           1,132
    Preferred stock                                                                          15,049           2,805

Stockholders' Equity:
Preferred stock, par value $1:  authorized 20,000,000 shares:
    Series A cumulative convertible, issued and outstanding  0 and 556,600                        -             557
    Series B cumulative convertible, none issued and outstanding                                  -               -
Common stock, par value $.10:  authorized 50,000,000,
    issued and outstanding 13,027,668 and 11,488,911                                          1,303           1,149
Common stock, Class A, par value $.10:  authorized 20,000,000,                                    -               -
    none issued and outstanding
Additional paid-in capital                                                                   81,798          27,002
Accumulated other comprehensive income                                                            -             666
Accumulated deficit                                                                         (70,481)        (23,879)
                                                                                           --------        --------
                  Total stockholders' equity                                                 12,620           5,495
                                                                                           --------        --------
                  Total liabilities and stockholders' equity                               $ 79,602        $ 24,568
                                                                                           ========        ========

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                 Restated Consolidated Statements of Operations


                                                                                     Years Ended December 31,
(Dollars in thousands, except share and per share data)                     1999               1998               1997
                                                                            ----               ----               ----
Revenue:
     Interactive commission and fee revenue                              $       -          $       -            $      -
                                                                         ---------          ----------           ---------

Expenses:
     Operating and development                                                 504                277                   -
     Sales and marketing                                                       447                134                   -
     General and administrative                                              7,457              3,967               1,908
     Amortization of goodwill                                                  765                  -                   -
                                                                         ---------          ---------            --------
         Total expenses                                                      9,173              4,378               1,908
                                                                         ---------          ---------            --------

     Operating loss                                                         (9,173)            (4,378)             (1,908)

     Interest income                                                           656                 92                 212
     Interest expense                                                       (1,581)              (314)                (35)
                                                                         ---------          ---------            --------
                 Net Interest                                                 (925)              (222)                177
                                                                         ----------         ----------           --------

     Loss before minority interest                                         (10,098)            (4,600)             (1,731)

Minority interest in loss of subsidiary                                     (1,008)              (493)                   -
                                                                          ---------         ----------           ---------

Loss from continuing operations                                             (9,090)            (4,107)             (1,731)
                                                                         ----------         ----------          ----------

Loss from sale of discontinued operations                                  (10,263)                 -                   -
Loss from discontinued operations:
    Insurance operations                                                    (8,052)            (6,748)            (16,694)
    Retail website operations                                              (19,126)            (1,301)                   -
                                                                         ----------         ----------          ----------
Total loss from discontinued operations                                    (37,441)            (8,049)            (16,694)
                                                                         ----------         ----------          ----------

     Net loss                                                              (46,531)           (12,156)            (18,425)

Dividends on preferred stock                                                     70               254                 148
                                                                         ----------         ---------           ---------

     Net loss applicable to common stock                                 $ (46,601)         $ (12,410)          $ (18,573)
                                                                         ==========         ==========          ==========

Loss per share of common stock (basic and diluted)
     Continuing operations                                                $  (0.75)         $  (0.42)           $  (0.19)
     Discontinued operations                                                 (3.05)            (0.78)              (1.65)
                                                                          ---------         ---------           ---------

     Net loss                                                             $  (3.80)         $  (1.20)           $  (1.84)
                                                                          =========         =========           =========

Weighted average common shares and equivalents used in computing loss per share
     Basic and diluted                                                  12,260,000         10,331,000          10,090,000

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
       Restated Consolidated Statements of Changes in Stockholders' Equity

                                                                                                                       Accumulated
                                                                                          Additional                      Other
                                               Preferred Stock       Common Stock          Paid-In     Accumulated    Comprehensive
(Dollars in thousands)                      Shares      Amount     Shares      Amount      Capital       Deficit      Income (Loss)
                                            ------      ------     ------      ------    ------------  -----------    -------------
BALANCE, DECEMBER 31, 1996                    580        $580     10,079      $1,008      $12,945       $  7,105            $491

Comprehensive income:
      Net loss 1997                                                                                      (18,425)
      Other comprehensive loss                                                                                              (306)

Comprehensive loss

Stock options and warrants exercised                                  30           2           96
Compensation expense on stock issuance                               100          11          478
Compensation expense on stock option                                                          248
grants
Cash dividends declared on preferred stock                                                                  (148)
                                             ----        ----     ------     -------      -------      ---------            ----
BALANCE, DECEMBER 31, 1997                    580         580     10,209       1,021       13,767        (11,468)            185

Comprehensive income:
      Net loss 1998                                                                                      (12,156)
      Other comprehensive income                                                                                             481


Comprehensive loss

Issuance of common stock                                             410          41        1,616
Stock options and warrants exercised                                 882          89        2,991
Increase in net assets in HealthAxis                                                        4,210
Warrants issued                                                                             4,469
Conversion of preferred stock                 (23)        (23)        24           2           21
Cancellation of treasury stock                                       (36)         (4)         (72)
Cash dividends declared on preferred stock                                                                  (255)
                                             ----        ----     ------     -------      -------      ---------            ----
BALANCE, DECEMBER 31, 1998                    557         557     11,489       1,149       27,002        (23,879)            666


Comprehensive income:
      Net loss 1999                                                                                      (46,531)
      Other comprehensive loss                                                                                              (666)

Comprehensive loss

Issuance of common stock                                              25           3          267
Stock options and warrants exercised                                 956          95        5,876
Increase in net assets in HealthAxis                                                       44,395
Warrants and non employee options issued                                                    3,757
Conversion of preferred stock                (557)       (557)       557          56          501
Cash dividends declared on preferred stock                                                                   (71)
                                             ----        ----     ------     -------      -------      ---------            ----
BALANCE, DECEMBER 31, 1999                      -        $  -     13,027     $ 1,303      $81,798      $ (70,481)           $  -
                                             ====        ====     ======     =======      =======      =========            ====

[RESTUBBED TABLE]

                                                 Treasury
                                                  Stock
(Dollars in thousands)                          (at cost)        Total
                                                ---------        -----
BALANCE, DECEMBER 31, 1996                         $(76)       $ 22,053

Comprehensive income:
      Net loss 1997                                             (18,425)
      Other comprehensive loss                                     (306)
                                                                -------
Comprehensive loss                                              (18,731)
                                                                --------
Stock options and warrants exercised                                 98
Compensation expense on stock issuance                              489
Compensation expense on stock option                                248
grants
Cash dividends declared on preferred stock                         (148)
                                                   ----        --------
BALANCE, DECEMBER 31, 1997                          (76)          4,009

Comprehensive income:
      Net loss 1998                                             (12,156)
      Other comprehensive income                                    481
                                                                -------

Comprehensive loss                                              (11,675)
                                                                -------
Issuance of common stock                                          1,657
Stock options and warrants exercised                              3,080
Increase in net assets in HealthAxis                              4,210
Warrants issued                                                   4,469
Conversion of preferred stock                                         -
Cancellation of treasury stock                       76               -
Cash dividends declared on preferred stock                         (255)
                                                   ----        --------
BALANCE, DECEMBER 31, 1998                            -           5,495


Comprehensive income:
      Net loss 1999                                             (46,531)
      Other comprehensive loss                                     (666)
                                                                -------
Comprehensive loss                                              (47,197)
                                                                -------
Issuance of common stock                                            270
Stock options and warrants exercised                              5,971
Increase in net assets in HealthAxis                             44,395
Warrants and non employee options issued                          3,757
Conversion of preferred stock                                         -
Cash dividends declared on preferred stock                          (71)
                                                   ----        --------
BALANCE, DECEMBER 31, 1999                         $  -        $ 12,620
                                                   ====        ========

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
                 Restated Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                      Years Ended December 31,
                                                                            1999                1998             1997
                                                                            ----                ----             ----
Cash flows from operating activities
    Net loss                                                            $ (46,531)           $ (12,156)         $ (18,425)
    Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
       Loss from discontinued operations                                    8,763                    -                  -
       Issuance of common stock                                                 -                  106                  -
       Depreciation and amortization                                       17,739                1,622              4,286
       Net realized gain on investments                                         -                 (270)              (750)
       Net realized gain on sale of subsidiaries                                -               (3,002)                 -
       Issuances of warrants                                                1,394                1,314                  -
       Write off of goodwill                                                    -                1,193                  -
       Minority interest in loss of subsidiary                             (7,747)                (716)                 -
       Interest on loan conversion                                              -                  953                  -
       Shares issued for services                                             270                    -                  -
       Loss on disposition of software                                        749                    -                  -
       Interest on convertible debt                                           573                    -                  -
       Noncash expense for service agreements                                 556                    -                  -
       (Increase) decrease in
          Premium due and uncollected, unearned premium and
             premium received in advance                                      354               (1,403)               130
          Prepaid interactive marketing expense                            (4,729)              (9,300)                 -
          Due to/from reinsurers                                           10,030               (5,666)            (7,520)
          Due from third party administrator                                6,849               (6,849)                 -
          Deferred policy acquisition costs, net                            2,106                 (607)             1,641
          Accrued investment income                                           152                  190                226
          Other assets, current and deferred income taxes and
             other liabilities                                              2,099                2,474             (3,222)
          Accrued commissions and expenses                                  2,963               (3,067)             1,272
          Ceding commission and interest                                      600                5,000                  -
          Future policy benefits and claims                               (45,940)              12,696             16,951
                                                                        ---------            ---------          ---------
    Net cash (used in) operating activities                               (49,750)             (17,488)            (5,411)
                                                                        ---------            ---------          ---------

Cash flows from investing activities

       Payments for sale of subsidiary                                    (14,700)                   -                  -
       Purchases of bonds                                                       -               (2,674)           (25,128)
       Purchases of equity securities                                           -                  (99)              (100)
       Sales of bonds                                                       6,656               11,244             35,879
       Sales of equity securities                                               -                   24              4,420
       Sale of subsidiaries                                                     -                9,853                  -
       Sale of investment in real estate                                        -                1,162                  -
       Maturities of investments and loans                                     45                   14                250
       Payment of acquisition costs                                          (750)                   -                  -
       Proceeds from loans receivable                                       1,328                    -                  -
       Loans to officer, director and shareholder                               -                  (85)            (1,032)
       Purchases of property, equipment and software                       (4,169)              (1,960)            (3,206)
                                                                        ----------           ---------           --------

    Net cash provided by investing activities                             (11,590)              17,479             11,083
                                                                        ----------           ---------           --------

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
           Restated Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)

                                                                                   Years Ended December 31,
                                                                             1999                1998              1997
                                                                            ------              ------            ------
Cash flows from financing activities
       Withdrawals from contract holder deposit funds                           -                 (249)              (589)
       Principal payments on capital lease                                   (379)                   -                  -
       Proceeds from note payable                                               -                    -              5,039
       Repayments of notes payable                                              -               (1,212)              (260)
       Repayment of loans payable                                          (1,465)                   -                  -
       Purchase of HealthAxis common stock                                 (8,203)                   -                  -
       Net proceeds from the sale of convertible debt                      26,763                    -                  -
       Net proceeds from the sales of HealthAxis common stock              59,445                1,657                835
       Net proceeds from the sales of  preferred stock                     12,082                2,699                  -
       Exercise of stock options                                            5,052                1,680                  -
       Net proceeds from issuance of convertible note                           -                5,000                  -
       Dividends paid on preferred stock                                      (71)                (148)              (148)
                                                                         --------             --------           --------
    Net cash provided by financing activities                              93,224                9,427              4,877
                                                                         --------             --------           --------
    Increase in cash and cash equivalents                                  31,884                9,418             10,549
    Cash and cash equivalents, beginning of period                         26,185               16,767              6,218
                                                                         --------             --------           --------
    Cash and cash equivalents, end of period                             $ 58,069             $ 26,185           $ 16,767
                                                                         ========             ========           ========


Supplemental disclosure of cash flow information:
    Interest paid                                                        $     78             $    416           $     97
    Income taxes (refunded), net                                         $      -             $ (5,218)          $ (1,490)
Non-cash financing activities
    Issuance of warrants                                                 $  6,808             $  3,428           $      -
    Exercise of  options                                                 $    900             $  1,400           $      -
    Repayment of loans payable                                           $ (2,400)            $      -           $      -
    Conversion of preferred stock to common stock                        $    557             $      -           $      -

                 See notes to consolidated financial statements.

                        HealthAxis Inc. and Subsidiaries
               Notes to Restated to Consolidated Financial Statements
                             (Dollars in thousands)


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

         On January 26, 2000, HAI and HealthAxis entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which HAI will acquire all of the outstanding shares of HealthAxis it does not currently own through the merger of HealthAxis with a wholly-owned subsidiary of HAI as described in Note 26. The merger is subject to both HAI and HealthAxis shareholder approval and is expected to be completed during the fourth quarter of 2000 or the first quarter of 2001.

         On June 30, 2000, HealthAxis entered into an agreement to sell substantially all of the assets related to the retail website including the next version of its website user interface as well as certain other assets to Digital Insurance, Inc. ("Digital"). This transaction is referred to as the Digital Sale. See Note 27 for additional information.

         The continuing operations of HAI and its subsidiaries ("the Company") are principally those of the subsidiaries related to the Insurdata merger.

Note 2 - Restated Financial Statements

         These financial statements have been restated to reflect the discontinued operations associated with the Digital Sale (as described in Note
27)

Note 3 - Significant Accounting Policies

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

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

         Prepaid interactive marketing expense represents cash and other consideration paid in accordance with its distribution arrangements for exclusivity and advertising impressions. Payments related to exclusivity and advertising are allocated based upon the terms in the agreement. The fair value of warrants issued are allocated to exclusivity and advertising in direct proportion to amounts paid. Amounts related to exclusivity are amortized on a straight-line basis over the respective contract term. Amounts related to advertising impressions are expensed as impressions are delivered under the respective agreements. If the contract is silent as to the allocation of costs then the amounts are amortized on a straight-line basis over the contract term. See Note 5 and Note 26 for additional information.

         Prepaid alliance agreements represent the fair value of warrants issued to its business partners. The cost associated with services provided in accordance with each agreement is amortized on a straight-line basis over the life of the agreement, or if no term exists on the agreement, over the expected term of the warrants granted. See Note 6 and Note 26 for additional information.

         Property, equipment and software are recorded at cost. Expenditures for improvements that increase the estimated useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. Upon sale or retirement, the cost of the asset and the related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is included in operations. See Note 7 and Note 26 for additional information.

         The Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," during 1998. Accordingly, direct internal and external costs associated with the development of the features, content and functionality of www.healthaxis.com, HealthAxis' web site, incurred during the application development stage, have been capitalized, and are amortized on a straight line basis over the estimated useful life.

         The Company has evaluated all software development projects that were in progress as of December 31, 1999 to determine whether it was probable that any of the projects would be placed in service. Based on that evaluation, the Company expects to complete and put in service all software development projects that existed as of year-end.

         Start-up costs: In accordance with AICPA Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activity", start-up costs have been expensed as incurred.

         Recognition of revenue: HealthAxis sells insurance policies as an agent over the Internet and receives a monthly commission and policy fee on each policy every month in which a policy the Company sold is in effect with the insurance carrier. Commissions are determined based on a percentage of premium received by the insurance carrier as stipulated by HealthAxis' contract with the insurance carrier. Policy fees are a flat rate received for each policy in effect in a specific month. Commissions are received from every insurance carrier, whereas policy fees are received from select insurance carriers as determined by HealthAxis' contract with the insurance carrier partner. Due to the Digital Sale all revenues are included as a component of discontinued operations. See Note 26 for additional information.

         Goodwill represents the purchase of a minority interest in HealthAxis and is being amortized on a straight-line basis over 3 years. See Note 16 for additional information.

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

         Income taxes: The Company files a consolidated federal income tax return with its greater than 80% owned subsidiaries, which allocates income taxes based upon the taxable income of the companies included in the return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. See Note 15 for additional information.

         Deferred acquisition costs: The Company has deferred the costs associated with the pending merger with Insurdata. These costs include legal, accounting and investment banking services. These costs will be included as a component of the purchase price upon consummation of the Insurdata Merger.

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

         Impairment of long-lived assets: The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and on a quarterly basis. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date no such impairment has been recognized.

         SFAS 121 requires that the Company group assets at the lowest level for which there are identifiable cash flows that are independent of cash flows of other groups of assets. The Company will group assets at the entity level since the goodwill resulting from acquisition of Insurdata will be evaluated concurrently. The fair market value of impaired assets will be determined using discounted cash flows.

         Stock Options and Warrants - Nonemployees: The Company accounts for all options and warrants granted to non-employees in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). See Note 22 for additional information.

         Stock Options and Warrants - Employees and Directors: The Company has elected to continue to account for stock-based compensation for employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and to provide additional disclosures with respect to the pro forma effects of adoption had the Company recorded compensation expense as provided in FAS 123. See Note 22 for additional information.

         In accordance with APB No. 25, compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

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

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

         In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus position in EITF Issue No. 00-2, "Accounting for Website Development Costs". This pronouncement provides guidance in accounting for such costs. The Company believes that the adoption of EITF 00-2 has no impact on its financial position or results of operations.

Note 4 - Losses and Uncertainties

         HealthAxis has incurred costs to develop and enhance its technology, to create and introduce its website and to establish marketing, insurance carrier and claims administration relationships. As a result, the Company has incurred significant losses and expects to continue to incur losses through December 31, 2000. As discussed in Notes 26, 27 and 28, HealthAxis has changed its focus and has sold substantially all of its assets related to its retail website and concentrate its efforts on promoting the operations of Insurdata Incorporated which was acquired in January, 2000.

          Insurdata is focused exclusively on providing Internet connectivity technology solutions and enterprise application integration services to both healthcare payers and those entities involved in the digital distribution of health insurance. Insurdata has an established revenue base and services insurance companies that underwrite policies, independent entities that administer claims processing and payment, Blue Cross/Blue Shield plans, and self-insured employers. HealthAxis plans to offer a platform of web-enabled software applications and services to insurance payers.

         During 1999, the Company raised approximately $102,200 through the sale of convertible debentures ($27,500), HealthAxis preferred stock ($12,800) and HealthAxis common stock ($61,900). The net proceeds have been used to fund amounts due under HealthAxis' distribution agreements (Note 6), the purchase of common stock of HealthAxis (Note 16), the sale of the insurance operations (Note
5) with the balance to be used by HealthAxis for its working capital and other general purposes. As a result of the fund raising activities described above, the Company believes that is has sufficient working capital to fund operations until the Company's operations generate positive cash flow, which is expected to be in the second quarter of 2001.

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

Note 5 - Discontinued Insurance Operations

         On November 30, 1999, in accordance with the amended Stock Purchase Agreement ("Agreement") all of the issued and outstanding shares of the common stock of PILIC and its other inactive subsidiaries were transferred to AHC Acquisition, Inc. ("AHC"), a newly formed Pennsylvania business corporation, owned by Mr. Alvin H. Clemens, HAI's chairman for no consideration.

         In anticipation of the transfer, HAI, in order to eliminate a statutory capital deficiency, contributed $7,200. Also, HAI purchased from PILIC the office building located on DeKalb Pike in East Norriton, PA for $4,700 and 545,916 shares of HealthAxis Series A Preferred Stock for $2,800 and assumed the related employee obligations which are described in Note 24 amounting to $1,030 as of December 31, 1999.

         The Board of Directors of HAI received a fairness opinion by Advest, Inc., a subsidiary of The Advest Group, Inc., dated October 20, 1999 (the "Fairness Opinion"). The Fairness Opinion cites the financial terms of the transaction, and notes that the PILIC shares proposed to be purchased by AHC will continue to be subject to the Stock Pledge Agreement dated December 29, 1998 by HAI in favor of Reassurance Company of Hannover ("RCH"). See Note 14 for additional information. The Fairness Opinion concludes that the financial terms of the transaction are fair, from a financial point of view, to HAI and its shareholders.

         Concurrent with the transfer of PILIC, HAI conveyed at its historical cost of $440,100,000 shares of the Series A preferred stock to AHC together with registration rights previously granted to PILIC.

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

         As a result of the transfer of PILIC, HAI has recorded a loss of $10,263, which included a write-off of assets relating to PILIC including unamortized deferred policy acquisition costs and property and equipment, net of accumulated depreciation in the amount of $2,623, a capital contribution of $7,200 and the value of the preferred stock transferred to AHC which amounted to $440.

         The Stock Purchase Agreement includes various warranties, representations, covenants and conditions, including but not limited to certain non-compete and non-solicitation agreements with AHC regarding the future sale of health insurance products for a three-year period commencing on December 31, 1998 by licensed insurance agents of PILIC.

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

         Results of discontinued insurance operations:

                                                                         11 Months Ended                Years Ended
                                                                           November 30,                December 31,
                                                                               1999               1998              1997
                                                                               ----               ----              ----
Revenue:
     Net premium revenue                                                    $  7,197             $ 69,617        $ 57,246
     Net investment income                                                     2,395                3,672           3,275
     Realized gain on investments                                                  6                  270             750
     Ceding allowance, net of policy acquisition costs                             -                  799               -
     Realized gain on the sale of subsidiary                                   1,500                3,002               -
     Other revenue                                                               890                   47             547
                                                                            --------             --------        --------
         Total revenue                                                        11,988               77,407          61,818
                                                                            --------             --------        --------

Benefits and expenses:
     Death and other policy benefits:
         Life                                                                  3,315                7,518           8,008
         Accident and health, net of reinsurance                               7,661               47,509          38,981
         Annuity contracts and other considerations                              622                  353             737
     Commissions, net of ceding allowance and
         deferred acquisition costs                                            1,486                7,139           6,813
     Other operating expenses, net of ceding allowance
         and deferred acquisition costs                                        6,683               19,607          13,358
     Amortization of deferred policy acquisition costs                           252                2,049          10,943
     Depreciation and amortization of goodwill                                     -                1,010           4,261
                                                                           ---------             --------       ---------
         Total benefits and expenses                                          20,019               85,185          83,101
                                                                           ---------             --------        --------

Loss before income taxes                                                      (8,031)              (7,778)        (21,283)
Provision (benefit) for income taxes:
     Current                                                                      21               (1,030)         (5,205)
     Deferred                                                                      -                     -            616
                                                                           ---------            ----------       --------
         Total income taxes                                                       21               (1,030)         (4,589)
                                                                           ---------            ----------       ---------
Loss from discontinued operations                                          $  (8,052)           $  (6,748)       $(16,694)
                                                                           ==========           ==========       =========

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

         Net liabilities of subsidiary held for sale:
                                                                    December 31,
                                                                        1998
                                                                    -----------
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
                                                                       -------

Liabilities
Liabilities
Future policy benefits
    Life                                                               $42,546
    Annuity and other                                                    4,871
Policy claims                                                           42,481
Premiums received in advance and unearned                                    3
Amounts due to reinsurers                                                  501
Accounts payable                                                         1,626
Accrued commissions and expenses                                           985
Federal income taxes                                                     1,222
Other liabilities                                                          137
                                                                       -------
                  Total liabilities                                     94,372
                                                                       -------


Net liabilities held for sale - insurance operations                  $  2,250
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

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


Note 6 - Distribution Agreements

         In 1998, HealthAxis entered into various distribution agreements with America OnLine ("AOL"), CNet, SNAP and Lycos. Under these agreements, these internet portals will promote HealthAxis' products to the online users of their websites. The initial terms of the agreements range from 12 to 15 months with the last agreement expiring in August 2000.

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

         During 1999 and 1998, a total of 830,082,353 and 10,244,130 impressions on HealthAxis's were delivered as a result of the agreements.

         Each agreement provided for an optional renewal term ranging from 12 to 28 months for aggregate payments of $47.6 million starting in February 2000. HealthAxis has chosen not to exercise its option to renew its agreement with AOL for an additional term and accordingly will not pay the $33.5 million renewal fee. In 2000, approximately $1,160 was paid under the initial agreements with its distribution partners.

         In 1999, HealthAxis entered into a distribution agreement with Yahoo! Inc. ("Yahoo!") that provided for a guaranteed number of impressions. The initial term was for five months beginning in September 1999 at a cost of $725.

         In February 2000, HealthAxis renewed the contract with Yahoo!. Total payments of $2,128 were paid under the terms of the contract. In August 2000, the contract was terminated with a total of $2,853 paid to Yahoo! over the life of the contracts.

         Upon termination of the Yahoo! contract, all distribution agreements have either been canceled or have expired.

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

Note 7 - Prepaid Alliance Agreements

         During 1999, HealthAxis has negotiated several strategic alliance agreements which provide for the issuance of warrants to purchase 762,500 shares of HealthAxis common stock of which 512,500 can be excised at prices ranging from $4.40-$20.00. Warrants to purchase 250,000 common shares will be valued based upon the closing price of HAI stock prior to the completion of each event as stipulated in the contract.

         The warrants have been valued using the Black Scholes Option Pricing Model at $2,719 and are being amortized on a straight-line basis over the term of each agreement or the expected life of the warrants if there is no contract term. Amortization of $436 has been charged to operations as a result of the agreements during 1999.

         Under the terms of each agreement, the alliance partner has agreed to provide, among other things:

o    Insurance products to be offered on HealthAxis' web site;
o    Underwriting, billing, claims processing services;
o    Technical support for the development of 3D imaging technology solutions;
o    Consulting related to internet advertising;
o    Technical support for the design of Internet insurance products.

The amortization related to these agreements began in May 1999 and extends through June of 2002.

         All of the rights and obligations under the terms of these agreements will be assigned to the acquirer of the retail website segment. As a result, any warrants previously issued by HealthAxis for future services will be cancelled or will expire. See Note 27 for additional information.

         As a result of the sale of the retail website, there will not be any future benefit related to these agreements or continued vesting in relation to these warrants. Warrants which are vested may be exercised until they expire in two to four years. Therefore, the prepaid costs associated with these warrants are included in Assets of Subsidiary Held for Sale on these restated financial statements and the amortization is included in the sale of discontinued operations on June 30, 2000.

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


Note 8 - Property, Equipment and Software

Property, equipment and software, at cost, consist of the following (in thousands):

                                                               Useful Lives               December 31,
                                                                 (Years)             1999              1998
                                                             ----------------- ----------------- -----------------

Building                                                            20            $  4,700           $ 5,101
Building improvements                                               10                 715             1,227
Computer equipment                                                  3                  337               229
Office furniture and equipment                                     7-10                653             3,202
Computer software                                                  1-3                 388                 0
Less accumulated depreciation and amortization                                      (1,183)           (3,056)
                                                                                  ---------          -------
                                                                                  $  5,610           $ 6,703
                                                                                  ========           =======

Note 9 - Loans Receivable - Officer and Director and Stockholder

         Loans receivable from officer, director and stockholder amounting to $1,328 at December 31, 1998 bore interest at rates ranging from 5.33% to 9.50%, and were collateralized primarily by the Company's common stock and were repaid during 1999 in accordance with their terms.

Note 10 - Accrued Expenses

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
                                                                =======                 =======

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)


Note 11 - Convertible Debentures

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

         In a separate but related transaction Alvin H. Clemens, Chairman of HAI, among other things, has assigned to HAI options to purchase 202,802 shares with a per share range of $.91 to $11.00 of common stock as described in Note
22. The net result of this assignment is that the number of Warrants issued to the purchasers of the Debentures is equal to the number of options retired by Mr. Clemens.

         The securities issued pursuant to this transaction are exempt from the registration requirements of the Securities Exchange Act of 1933 (the "Securities Act"), as provided under Rule 506 and under Section 4(2) of the Securities Act. The Company also executed a registration rights agreement, which requires the Company to file a "Shelf" registration statement under Rule 415 of the Securities Act. Subject to certain limitations the registration statement is to remain effective until four years from the date the registration statement is declared effective by the Securities and Exchange Commission. There is also a one time underwritten registration obligation which provide for a piggy-back registration right. In the event the Company does not fulfill obligations under this agreement, it is subject to certain financial penalties.

         The Convertible Debentures were amended in September 2000. See Note 28 for additional information.

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

Note 12 - HPS Agreements

         Loans Payable to HPS: The Company received $5,000 from Health Plan Services, Inc. ("HPS") in the fourth quarter of 1997, which was accounted for as loan payable, discounted at a rate of 9.25% resulting in a $3,865 amount which was to be amortized over five years with payments of $95,000 per month including interest. The loan was paid off in June 1999.

         Settlement Agreement with HPS: During 1999, HAI entered into a settlement agreement with HPS at no cost to resolve a number of disputes that had arisen between the Company and HPS relative to HPS' performance of administrative services under an outsourcing agreement. The companies agreed to settle all differences and claims related to the HPS outsourcing agreement and certain actions taken by HealthAxis regarding HealthAxis' obligations under certain agreements between the parties.

         Also in accordance with the terms of the settlement agreement, HPS exercised a warrant granted in 1998 and purchased 100,000 shares of the common stock of HAI for a purchase price of $900. The purchase price was paid by a set off of a like amount against the loan owed to HPS. The Company paid the remaining balance of the loan amounting to $1,267 on June 30, 1999.

Note 13 -Capital and Operating Lease Obligations

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

Note 14 - Ceding Commission Liability

         Effective December 31, 1998, HAI and PILIC signed an agreement to reinsure 100% of its group medical and group life in-force business and sell the Company's group medical marketing, sales distribution rights and all of the outstanding capital stock of PALHIC to CRLC (the "CRLC Agreement").

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

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

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

         As security for HAI's guarantee, HAI executed a security agreement in favor of RCH secured by the stock of PILIC. This agreement provides that RCH will take ownership of PILIC if the Company defaults on its guarantee to RCH. HAI provided various affirmative covenants regarding corporate existence; compliance with laws; furnishing various notices to RCH; inspection and audit rights and insurance coverage. Additionally, HAI provided certain negative covenants with regard to selling, assigning, leasing or otherwise disposing of HAI or PILIC assets; entering into agreements materially and adversely effecting HAI's or PILIC's ability to carry on business; entering into an agreement materially and adversely effecting HAI or PILIC ability to perform obligations under the Guaranty, the reinsurance agreement with RCH, the Stock Purchase Agreement and other related agreements. There also exist various provisions regarding HAI or PILIC incurring or creating indebtedness or declaring dividends. As described in Note 5, HAI's obligation to RCH remains after the transfer of PILIC.

         In September 2000, the Company and RCH were in discussions to reach a settlement in this matter. See Note 28 for additional information.

Note 15 - Income Taxes

         Significant components of deferred taxes consisted of the following:

                                                                                          1999               1998
                                                                                          -----              ----
           Deferred tax assets:
                  Policy reserves                                                        $     -            $ 2,542
                  Start up expenses                                                        1,366                  -
                  Advance premiums                                                             -                  2
                  Post employment and retirement benefits                                    361                207
                  Net operating and capital loss carryforwards                            26,700              5,551
                  Accrued expense                                                             32                 49
                  Unearned ceding commission                                               1,960              1,750
                  Other, net                                                                (284)               555
                                                                                          ------            -------
                                                                                          30,135             10,656
           Valuation allowance for deferred tax assets                                    30,135              9,341
                                                                                          ------            -------
                                                                                               -              1,315
                                                                                         =======            =======
           Deferred tax liabilities:
                  Policy acquisition costs                                                     -                187
                  Real estate                                                                  -                720
                  Unrealized appreciation of investments                                       -                359
                  Deferred and uncollected premiums, net                                       -                408
                                                                                         -------           --------
                                                                                               -              1,674
                                                                                         -------            -------
                  Net deferred tax (liability)                                           $     -            $  (359)
                                                                                         =======            ========

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

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

         The reconciliation of income tax expense (benefit) to the amount computed by applying the appropriate statutory income tax rate (35%) to (loss) before income taxes is as follows:

                                                                          Years Ended December 31,
                                                                 1999                1998                1997
                                                                 -----               -----                ----
Amount computed at statutory rate                              $(19,023)           $ (4,866)           $ (7,740)
Change in valuation allowance                                    20,794               5,418               2,324
Permanent differences                                            (1,771)               (167)                600
Reversal of prior year federal income taxes                           -              (1,031)                  -
Other, net                                                            -                (385)                227
                                                               --------            --------            --------
         Total income tax (benefit)                            $      -            $ (1,031)           $ (4,589)
                                                               ========            ========            ========


Note 16 - HealthAxis.com, Inc. Equity Transactions


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

         During 1999, HAI purchased 1,415,000 shares of HealthAxis common stock from HPS for an aggregate purchase price of $8,203 of which $375 remains outstanding at December 31, 1999. HAI has accounted for the purchase of minority interest in accordance with Interpretation 26 of Accounting Principles Board Opinion 16 "Acquisition of Minority Interest" as goodwill to be amortized straight-line over three years.

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

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

         The chart below identifies the equity ownership of HealthAxis. The chart excludes options and warrants to purchase HealthAxis stock and the January 7, 2000 merger of Insurdata described in Note 26:

                                                    December 31, 1999                           December 31, 1998
                                                    -----------------                           -----------------
                                               Shares              Percentage              Shares              Percentage
                                               ------              ----------              ------              ----------
HAI                                            15,801,644               66.9%              14,353,311                82.8%
Minority Interest                               7,816,861               33.1%               2,990,894                17.2%
                                              -----------              ------             -----------              -------
Total                                          23,618,505              100.0%              17,344,205               100.0%
                                               ==========              ======              ==========               ======

Note 17 - Series A Convertible Preferred Stock

         During 1998, HealthAxis issued a total of 545,916 shares of HealthAxis Cumulative Convertible Series A Preferred Stock, par value $1.00 (the "Series A Preferred Stock") to PILIC for $2,400. Initially, PILIC purchased 405,886 shares of Series A Preferred Stock at $5.91 per share. The Stock Purchase Agreement for Series A Preferred Stock with PILIC contained a price adjustment provision that would require HealthAxis to issue to PILIC additional shares of Series A Preferred Stock if HealthAxis sold other shares of common or preferred stock to another investor at a lower price. As a result of the sale of Series B Preferred Stock to AOL at $4.40 per share, HealthAxis issued an additional 140,030 shares of Series A Preferred Stock to PILIC so that PILIC's price per share would also equate to $4.40 per share.

         Upon issuance, holders of the Series A Preferred Stock were entitled to cumulative dividends at an annual rate of $0.13 per share. The shares were mandatorily redeemable by the Company during the redemption period at the original issue price ($4.40 per share) plus any amount that would yield a 10% annualized return. As a result of an amendment to the Series A Preferred Stock Certificate of Designation in 1999, holders of the Series A Preferred Stock are now entitled to receive dividends as declared by the Board of Directors of HealthAxis at its discretion. Also, all of the mandatory redemption provisions were removed. As a result, the Series A Preferred Stock has been reflected as a component of stockholders' equity in 1999.

         In 1999, HAI purchased all Series A Preferred Stock from PILIC and transferred 100,000 shares to AHC Acquisition, Inc. ("AHC"), a newly formed Pennsylvania business corporation, owned by Mr. Alvin H. Clemens (HealthAxis' and HAI's chairman), for no consideration. In conjunction with the merger described in Note 26, all of the Series A Preferred Stock will be converted into common stock of HAI.

         Shares of Series A Preferred Stock are convertible at any time, at the option of the holder, into HealthAxis common stock at a price equal to the original issuance price ($4.40 per share) divided by the conversion price which is defined as the original issuance price adjusted for future issuances of HealthAxis common stock as defined in the Preferred Stock Certificate of Designation.

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

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

Note 18 - Series B Convertible Preferred Stock

         During 1998, HealthAxis issued 625,529 shares of Series B convertible preferred stock, par value $1.00 per share (the "Series B Preferred Stock") to AOL at $4.40 per share for an aggregate purchase price of $2,750, less issuance costs amounting to $51, of which a portion was used to pay amounts due to AOL under their distribution agreement with the Company. In conjunction with the merger described in Note 26, all of the Series B Preferred Stock will be converted into common stock of HAI.

         Holders of the Series B Preferred Stock are entitled to vote on all matters as to which holders of common stock are entitled to vote. The holders of each share of Series B Preferred Stock are entitled to the number of votes equal to the nearest whole number of shares of HealthAxis common stock into which the holder's Series B Preferred Stock is convertible. Generally, the holders of Series B Preferred Stock shall vote together with the holders of HealthAxis common stock as one class.

         As a result of an amendment to the Preferred Stock Certificate of Designation in 1999, holders of the Series B Preferred Stock are entitled to receive such dividends as declared by the Board of Directors of HealthAxis in its discretion at a rate as specified by the Preferred Stock Certificate of Designation.

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

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

Trigger Event is any of the following:

         o January 31, 2002, if by then HealthAxis has not consummated an underwritten public offering for its account of common stock pursuant to a registration statement filed under the Securities Act of 1993, as amended, at a net offering price per share of Common Stock that represents a pre-offering market capitalization of no less than $150.0 million and with aggregate proceeds (net of underwriting discounts and commissions) to HealthAxis of not less than $25.0 million;

         o HealthAxis' failure to renew or any material breach by any party other than AOL or termination of the interactive marketing agreement;

         o  The date of the occurrence of a liquidation of HealthAxis;

         o March 31, 1999, if by then HealthAxis has not consummated a Qualified Financing (a transaction yielding aggregate gross proceeds to HealthAxis of not less than $7.0 million at a price per share of common stock equal to at least $3.74);

         o May 31, 1999, if by then HealthAxis has not consummated a Second Qualified Financing (a transaction yielding aggregate gross proceeds to HealthAxis of not less than $3.5 million at a price per share of Common Stock equal to at least $3.74).

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

         On January 31, 2000, the initial term of HealthAxis' interactive marketing agreement with AOL expired and HealthAxis chose not to renew this agreement. Accordingly, one of the above definitions of Trigger Events has been met and AOL has the option to require HealthAxis to redeem its shares. Other than the expiration of the interactive marketing agreement, none of the Trigger Events that could have occurred in 1999 actually occurred. Additionally, HealthAxis does not expect additional Trigger Events to occur.

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

         In connection with AOL's purchase of the Series B Preferred Stock, HealthAxis and AOL entered into a Registration Rights Agreement ("Registration Agreement") which sets forth the rights of AOL in connection with the public offering of HealthAxis' common stock acquired in connection with the conversion of Series B Preferred Stock or other shares of common stock acquired through the exercise of warrants granted to AOL.

         Under its Registration Agreement, AOL has the right to demand registration of its shares of common stock or to have its shares of common stock included in a registration statement prepared at the request of HealthAxis or another HealthAxis shareholder.

Note 19 - Series C Convertible Preferred Stock

         On March 30, 1999, HealthAxis issued 1,526,412 shares of HealthAxis Series C convertible preferred stock at $5.77 per share (the "Series C Preferred Stock"), for an aggregate purchase price of $8,807, less issuance costs of $684 and the value of HealthAxis warrants issued in connection with the issuance of Series C Preferred Stock to an investment banker for services rendered in connection with the Series C Preferred Stock Offering valued at $278. In conjunction with the merger described in Note 25, all of the Series C Preferred Stock will be converted into common stock of HAI.

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

                        HealthAxis Inc. and Subsidiaries
        Notes to Restated Consolidated Financial Statements - (Continued)
                             (Dollars in thousands)

         In the event of any distribution, liquidation or winding up of the affairs of HealthAxis, whether voluntary or otherwise, after payment or provisions for payment of debts and other liabilities of HealthAxis and payment of all amounts owed to the holders of the Series B Preferred Stock, the holders of the Series C Preferred Stock shall be entitled to receive on a pari passu basis with the Series D Preferred Stock, out of the assets of HealthAxis legally available for distribution to its shareholders, an amount in cash equal to $5.77 ("Series C Offering Price") per share for each share of Series C Preferred Stock, plus an amount equal to all dividends accrued and unpaid, if any, on each such share up to the date fixed for distribution, before any distribution may be made to the holders of HealthAxis' common stock for the Series A Preferred Stock or Series C Junior Stock.

         The Series C Preferred Stock is not subject to any mandatory redemption, sinking fund or other similar provisions.

         Shares of Series C Preferred Stock are convertible at any time, at the option of the holder, into HealthAxis common stock at a price equal to the original issue price ($5.77 per share) divided by the conversion price which is defined as the original issuance price adjusted for future issuances of HealthAxis common stock as defined in Certificate of Designation related to the Series C Preferred Stock.

Note 20 - Series D Convertible Preferred Stock

         On July 12, 1999, HealthAxis issued 333,334 shares of HealthAxis Series D convertible preferred stock to Intel Corporation at $12 per share for an aggregate purchase price of $4,000, less issuance costs of $40 (the "Series D Preferred Stock"). The net proceeds of approximately $3,960, have been used for working capital and other general corporate purposes, including marketing expenses, web site enhancements, salary expenses and advertising and promotional expenses of HealthAxis. In conjunction with the merger described in Note 26, all of the Series D Preferred Stock will be converted into common stock of HAI.

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

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

         The Series D Preferred Stock is not subject to any mandatory redemption, sinking fund or other similar provisions.

         Shares of Series D Preferred Stock are convertible at any time, at the option of the holder, into HealthAxis common stock at a price equal to the original issue price ($12.00 per share) divided by the conversion price which is defined as the original issuance price adjusted for future issuances of HealthAxis common stock as defined in the Certificate of Designation related to the Series D Preferred Stock.

Note 21 - Stockholders' Equity and Dividend Restrictions

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

         Dividend restrictions: Dividends paid by the Company over and above the financial assets of HAI are dependent on the ability of HealthAxis to pay dividends to HAI. Dividends paid by HealthAxis to HAI are subject to restrictions described in Notes 17, 18, 19 and 20. HAI and HealthAxis have not paid nor anticipate paying cash dividends on common stock in the foreseeable future.

Note 22 - Stock Options and Warrants

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

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

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

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

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

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

         The following table lists changes in outstanding stock options for all HAI option plans:


                                           Number         Range of           Weighted Average
                                         of Shares     Exercise Prices        Exercise Price
                                         ----------    ---------------       ----------------
Outstanding, January 1, 1997
     Exercisable                            356,217    $8.38 - 12.25             $6.70
     Not exercisable                        868,628     2.00 - 12.25               9.35
         Total outstanding                1,224,845     2.00 - 12.25               8.73


                 1997
Granted                                   1,197,000      2.47 - 5.00               4.03
Exercised                                    30,450      2.00 - 3.64               3.23
Canceled/expired                            113,000     2.00 - 10.00               9.43
Outstanding, December 31, 1997
     Exercisable                            943,972     2.38 - 12.25               5.99
     Not exercisable                      1,334,423     2.47 - 12.25               6.51
         Total outstanding                2,278,395     2.38 - 12.25               6.30


                                                                                                        Weighted Average
                                                                                                       (Years) Remaining
                                                                                                        Contractual Life
                                                                                                       ------------------
                 1998
Granted                                     167,500      4.44 - 6.00               4.97
Exercised                                   410,258      3.13 - 7.00               4.04
Canceled/expired                            278,195     3.52 - 11.00               9.85
Outstanding, December 31, 1998
     Exercisable                            944,133     2.35 - 12.25               6.58
     Not exercisable                        813,309     2.35 - 10.00               5.63
         Total outstanding                1,757,442     2.38 - 12.25               6.14

                 1999
Granted                                     344,831     3.44 - 14.63               9.51
Exercised                                   778,925     2.38 - 12.25               6.35
Canceled/expired                            327,831     2.47 - 14.63               6.50
Outstanding, December 31, 1999
     Exercisable                            159,050      2.38 - 3.52               2.86                       7.1
     Exercisable                            262,352      4.44 - 5.00               4.98                       3.2
     Exercisable                             66,275      6.00 - 7.50               6.97                       5.1
     Exercisable                            150,000         8.75                   8.75                       6.5
     Exercisable                            146,750         10.00                   10                        2.1
     Exercisable                             75,000         14.63                 14.63                       2.8
     Not exercisable                          4,000        3.4375                  3.44                       1.2
     Not exercisable                         41,490      4.44 - 5.00               4.86                       3.1
     Not exercisable                         66,600      6.00 - 7.50               7.39                       1.2
     Not exercisable                         24,000         10.00                 10.00                       1.2
         Total outstanding                  995,517     2.38 - 14.63               6.96                       4.4

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)


         The following table lists options granted by HealthAxis under the 1998 Stock Plan:

                                                         Weighted Average       Weighted Average      Weighted
                                             Number          Exercise          (Years) Remaining       Average
                                           Of Shares          Price            Contractual Life      Fair Value
                                           ----------    -----------------     ------------------    -----------
Outstanding, January 1, 1998                       -             -                     -                 -

                  1998
Granted                                    1,956,500            $1.88                                   $0.38
Outstanding, December 31, 1998
     Exercisable                           1,515,000             1.77                                    0.36
     Exercisable                              24,125             4.00                                    0.80
     Not exercisable                         345,000             1.77                                    0.36
     Not exercisable                          72,375             4.00                                    0.80
                                           ---------
         Total outstanding                 1,956,500             1.88                                    0.38

                  1999
Granted                                      445,500             4.00                                    0.80
Granted                                      758,371             5.77                                    3.71
Granted                                      700,750            12.00                                    7.80

Exercised                                     52,500             1.88
Canceled/Expired                             732,400             3.09
Outstanding, December 31, 1999
     Exercisable                           1,274,021             1.77                  3.7               0.36
     Exercisable                             146,333             4.00                  2.3               0.80
     Exercisable                             111,332             5.77                  8.4               3.71
     Exercisable                              70,670            12.00                  9.1               7.80
     Not exercisable                         123,854             1.77                  3.7               0.36
     Not exercisable                         145,667             4.00                  2.3               0.80
     Not exercisable                         597,764             5.77                  8.4               3.71
     Not exercisable                         606,580            12.00                  9.1               7.80
                                           ---------
         Total outstanding                 3,076,221             5.14
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

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

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


         The Stock Option Plan for Executives ("Executive Plan") was amended in 1996 and authorizes the granting of options to purchase up to 3,850,000 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock"), which are exercisable for up to ten years from the effective date of grant at a price not less than the fair market value of the shares on the date of grant. Also in 1997, the Company granted Mr. Clemens an option to purchase shares of the Company's Series A Preferred Stock successively upon each exercise by Mr. Clemens of his existing option and each subsequently granted option to purchase shares of Series A Preferred Stock from time-to-time, limited in the aggregate to (i) that the number shares of Series A Preferred Stock which, when exercised, shall permit Mr. Clemens to acquire the right to vote not more than 55% of the shares of the Company's common stock owned, either directly or beneficially, by Mr. Clemens at such time, (ii) the shares of Series A Preferred Stock which are, as of the date of any such exercise, authorized and unissued; and (iii) an option to purchase more than 550,000 shares of Series A Preferred Stock in any six month period shall be prohibited except upon the occurrence of a "change of control" (within the meaning of the Securities Exchange Act of 1934, as amended). Mr. Clemens relinquished all rights to the 1997 grant as part of the letter agreement between HAI and Mr. Clemens dated September 9, 1999 described in Note 24.

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

         Warrants:

The following table lists changes in outstanding stock options for all HAI warrants:

                                           Number         Range of           Weighted Average
                                         of Shares     Exercise Prices        Exercise Price
                                         ---------     ---------------       ----------------
Outstanding, January 1, 1997
     Exercisable                            250,000     $5.00 - $9.00             $7.55
     Not exercisable                              0
         Total outstanding                  250,000      5.00 - 9.00               7.55

                 1997
Granted                                     175,000         10.00                 10.00
Outstanding, December 31, 1997
     Exercisable                            373,333     4.00 - 14.00               9.10
     Not exercisable                         51,667     4.00 -  5.00               4.68
         Total outstanding                  425,000     4.00 - 14.00               6.30


                                                                                                        Weighted Average
                                                                                                       (Years) Remaining
                                                                                                        Contractual Life
                                                                                                       -----------------
                 1998
Granted                                   1,325,000      2.81 - 9.00               4.35
Canceled/expired                             50,000         5.00                   5.00
Outstanding, December 31, 1998
     Exercisable                          1,626,583      2.81 - 9.00               5.46
     Not exercisable                         73,417      3.28 - 5.00               3.71
         Total outstanding                1,700,000      2.81 -14.00               5.38

                 1999
Granted                                     254,469      3.28 - 25.00             12.86
Exercised                                   250,000      3.50 -  9.00              8.20
Canceled/expired                             75,000      3.28 -  5.00              3.85
Outstanding, December 31, 1999
     Exercisable                            433,167      2.81 - 3.38               3.26                      6.63
     Exercisable                            740,000      4.00 - 5.00               4.50                      3.08
     Exercisable                            100,000         7.38                   7.38                       2.0
     Exercisable                            100,000        14.00                  14.00                       3.0
     Exercisable                            202,802        20.34                  20.34                       4.7
     Not exercisable                          8,500         3.28                   3.28                       3.7
     Not exercisable                         10,000         5.00                   5.00                       0.4
     Not exercisable                         35,000         25.00                 25.00                       4.6
         Total outstanding                1,629,469     2.81 - 25.00               7.33                       4.4

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

The following table presents HealthAxis warrants activity for 1999 and 1998:

                                                             Weighted
                                                             Average
                                             Weighted        (Years)       Weighted
                                  Number      Average        Remaining      Average
                                    of        Exercise      Contractual     Fair
                                  Shares       Price           Life         Value
-----------------------------------------------------------------------------------
Granted during 1998               300,000     $   1.77

Outstanding, December 31, 1998
     Exercisable                  300,000         1.77
     Not exercisable                   --           --
           Total outstanding      300,000         1.77

             1999
Granted                           825,500         8.21
Exercised                              --           --
Canceled/Expired                       --           --
Outstanding, December 31, 1999
     Exercisable                  300,000         1.77            8.5         0.56
     Exercisable                  150,000         4.40            3.8         0.23
     Exercisable                    7,500        12.00            3.8         0.08
     Exercisable                   63,000         5.77            3.8         0.17
     Exercisable                   10,000        20.00            3.9         0.05
     Exercisable                   50,000        15.23            2.4         0.07
     Not exercisable              250,000          (1)
     Not exercisable               30,000        13.80            4.5         0.07
     Not exercisable               75,000        14.50            4.2         0.07
     Not exercisable              150,000        16.00            4.5         0.06
     Not exercisable               40,000        20.00            3.9         0.05
           Total outstanding    1,125,500                                     4.77

(1) The price of these warrants is determined based upon the fair market price of the shares on the date in the future when the options are earned, which is based upon performance criteria.

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

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

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


                                                     1999                 1998                   1997
                                              ---------------        --------------         ----------------
Net loss applicable to common shares
     as reported                                  $(46,601)            $(12,410)               $ (18,573)
     pro forma                                    $(48,192)            $(13,319)               $ (20,505)

Net loss applicable to common shares          Basic & Diluted        Basic & Diluted        Basic & Diluted
                                              ---------------        ---------------        ---------------
     as reported                                  $(3.80)                $(1.20)               $ (1.84)
     pro forma                                    $(3.93)                $(1.27)               $ (2.03)

         The fair value of the options and warrants granted are estimated on the date of grant using the Black Scholes option pricing model. The major assumptions used and the estimated fair value include no dividends paid, assumed forfeitures of 10% annually for non-vested options and warrants granted in 1996, and the following:

                                                Expected         Expected          Risk Free         Weighted
                                                  Term            Stock            Interest          Average
                                                In Years        Volatility            Rate          Fair Value
                                                --------        ----------         ---------        ----------
For options granted in 1997
---------------------------
   1996 Employee Plan & Employee Warrant            5               63%              5.50%             $1.42
   Directors Plan                                   5               63%              5.50%             $1.36
   Military Market Plan & Warrants                  5               63%              5.50%             $1.13

For options granted in 1998
---------------------------
   1996 Employee Plan & Warrants                  1 - 5          57% - 98%           4.48%             $3.74
   HealthAxis.com, Inc. 1998 Stock Plan             5              100%              4.48%             $0.38

For options granted in 1999
---------------------------
   1996 Employee Plan                            .5 - 5         58% - 100%           4.48%             $4.65
   Directors Plan                                  10               58%              4.48%             $2.12
   HealthAxis.com, Inc. 1998 Stock Plan             5              100%              4.48%             $0.36

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

         In January and February 2000, HealthAxis granted options to acquire approximately 1,200,000 HealthAxis common shares at $15.00 per share. The fair value of HAI common stock on the grant dates approximated $29.00 per share. As a result, the Company will amortize, for financial accounting purposes, compensation costs of approximately $16,800 over the 3-4 year vesting period of the options.

Note 23 - Commitments and Contingencies

         The Company is a co-defendant in litigation in the customary settlement of insurance claims through PILIC. Management is of the opinion that neither the litigation nor these claims will have a material adverse effect on the results of operations or financial position of the Company.

         The Agreement in connection with the transfer of PILIC to AHC stipulated that any future cost associated with the termination of certain employees in connection with any of the transactions contemplated in the Agreement shall be borne by HAI. The amount to be charged to expense during the first quarter of 2000 as a result of the termination of these employees will be approximately $1,700, which includes salary and benefit costs.

         The Company's business is subject to a changing legislative and regulatory environment. Some of the proposed changes include initiatives to restrict insurance pricing and the application of underwriting standards; reform health care; and restrict investment practices. Proposals on national health care reform have been under consideration that could significantly change the way healthcare is financed and provided. The effects on the Company of comprehensive healthcare reforms, which, if enacted, may have a material adverse impact upon the ability of the Company to profitably engage in the selling of accident and health insurance.

         During 1999, HealthAxis and HAI entered into a settlement agreement at no cost to resolve a number of disputes that had arisen between HAI and HPS relative to HPS' performance of administrative services under the outsourcing agreement and between HealthAxis and HPS relative to HealthAxis' performance under the ECommerce Agreement and the HPS stock purchase agreement for HealthAxis common stock.

The settlement agreement provided for the following:

         o HPS and HAI and its subsidiaries, including HealthAxis, granted each other a mutual release of all claims in connection with each party's performance under the agreements;

         o HPS purchased the remaining outstanding shares of one of PILIC's subsidiaries for $1,500, which was set off against service fees owed by HAI to HPS;

         o HPS exercised a warrant granted in 1998 pursuant to the terms of the ECommerce Agreement for 100,000 shares of HAI's common stock for $900, which was set off against service fees owed by HAI to HPS; and

         o HAI agreed to pay the remaining balance of the service fees owed by it to HPS in the amount of $1,267 on or before June 30, 1999.

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

Note 24 - Post Retirement and Post Employment Liabilities and Employee Benefit Plans

         The post retirement liability relates to the future cost of life and health insurance coverage for approximately 18 retired PILIC employees. Post employment liabilities relate to the costs of life, health and dental insurance coverage for three former executives of PILIC and HAI and Mr. Clemens. These liabilities were assumed by HAI in accordance with the terms of the transfer of PILIC described in Note 5 and Note 23.

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

Note 25 - Related Party Transactions

         On November 30, 1999 HAI sold PILIC to AHC owned by the Alvin Clemens, the Company's Chairman, as described in Note 5.

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

         Michael Ashker, the Chief Executive Officer and President of HAI and HealthAxis also served as the sole manager of Lynx Capital Group ("LCG") through December, 1999. LCG is party to a consulting agreement with HAI whereby LCG provided various services during 1998 approximately $23 in fees and expenses as well as options to purchase 400,000 shares of HAI common stock.

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

Note 26 - Mergers

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

         In accordance with the terms of the Merger Agreement, each outstanding share of Insurdata Common Stock (the "Insurdata Common Stock"), was converted into the right to receive 1.33 shares (the "Exchange Ratio") of HealthAxis Common Stock (the "HealthAxis Common Stock"). HealthAxis issued 21,807,567 shares of HealthAxis Common Stock to Insurdata shareholders. UICI received 18,943,678 shares, an additional 2,439,885 are held by the voting trust (described herein) and other shareholders of Insurdata received 424,004 shares . Subsequent to such date, 10,103,217 shares of HealthAxis Common Stock held by UICI were transferred to a voting trust. See "Voting Trust Agreements."

         The merger of Insurdata and HealthAxis was accounted for by HealthAxis under the purchase method of accounting in accordance with APB No. 16 whereas HealthAxis, by virtue of its holding a majority of the voting interest was determined to be the accounting acquirer. As a result, the net assets of Insurdata will be recorded at their fair value with the excess of the HealthAxis' purchase price over the fair value of the net assets acquired being goodwill being amortized on a straight line basis over three years.

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

         On the date of merger, HealthAxis converted options to purchase 1,834,500 shares of Insurdata Common Stock into options to purchase 2,439,885 shares of HealthAxis Common Stock. The fair value of the HealthAxis options granted to Insurdata optionholders was determined using the Black Scholes option pricing model and was included in the purchase price of Insurdata.

         The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

         The chart below identifies the equity ownership of HealthAxis common and preferred stock before and after the merger of Insurdata. The chart excludes options and warrants to purchase HealthAxis stock.

                                           March 14, 2000                      December 31, 1999
                                   -----------------------------         ------------------------------
                                     Shares           Percentage           Shares            Percentage
                                   ----------         ----------         ----------          ----------
HAI                                15,801,644            34.8%           15,801,644             66.9%
UICI and subsidiaries              17,810,229            39.2%              866,551              3.7%
AHC Acquisition                       100,000             0.2%              100,000              0.4%
Michael Ashker                              -              -                      -               -
Other shareholders' interest       11,714,199            25.8%            6,850,310             29.0%
                                   ----------           ------           ----------            ------
Total                              45,426,072           100.0%           23,618,505            100.0%
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

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

The UICI Voting Trust agreement, dated February 11, 2000, was amended, effective July 31, 2000, to among other things, extend the termination date of the trust if the HAI merger is not consummated to March 31, 2001, and revise the procedure by which a successor trustee is elected. The amended agreement also reduced the shares in the trust to 6,433,069 shares.

Technology Outsourcing Agreement: In accordance with the Merger Agreement, UICI and its affiliates and Insurdata shall enter into a Technology Outsourcing Agreement pursuant to which Insurdata will provide UICI and its affiliates with technology support services, data processing services and other software and hardware based services.

UICI Registration Rights Agreement: HealthAxis and UICI also entered into a registration right agreement that provides for the registration of HealthAxis shares received by UICI in the Merger.

         HealthAxis Merger with HealthAxis Acquisition Corporation: On December 7, 1999, HAI announced plans to move forward with its original plan to merge with its subsidiary, HealthAxis. Management of the respective companies signed the merger agreement on January 26, 2000. The merger was approved by HAI's board of directors on January 26, 2000 and by HealthAxis' board of directors on January 26, 2000. HAI and HealthAxis entered into amended and restated agreements on September 29, 2000, which, among other things, changed the exchanged ratio from 1.127 to 1.334.

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

         The amended merger agreements provide for the conversion of each outstanding share of HealthAxis common and preferred stock into 1.334 shares ("the exchange ratio") of HAI common stock. The Company anticipates that the merger will constitute a tax free "reorganization" within the meaning of the Internal Revenue Code of 1986.

         The Company anticipates that HAI will issue a total of 39,629,133 shares of HAI common stock to HealthAxis shareholders in the merger. The Company also anticipates that HAI will issue up to approximately 7,068,046 shares of HAI common stock upon the exercise of options and warrants to purchase HealthAxis common stock to be assumed by HAI.

         Based on the number of shares of HAI common stock to be issued in the merger, excluding shares subject to stock options and warrants to be assumed by HAI, following the merger, existing HAI shareholders will own approximately 25% and former HealthAxis shareholders will own approximately 75% of the outstanding common stock of HAI. The merger will be accounted for by HAI as a purchase of minority interest in which the preferred and common stock of HealthAxis will be converted into HAI common stock eliminating all minority interest in HealthAxis.

         HealthAxis options and warrants outstanding will be exchanged for options and warrants in HAI. As a result of the merger and exchange a remeasurement of the HealthAxis options is anticipated. As a result of the remeasurement, the fair value of options exchanged in the merger will be included as additional consideration. The allocation to unearned compensation for unvested options is based upon the intrinsic value of options exchanged. It is anticipated that unearned compensation will be amortized over the remaining vesting period of the options, averaging three to five years.

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

         Out of pocket costs which are anticipated to include legal, accounting and investment advisory costs will be included as additional consideration in the purchase of minority interest, as discussed above.

Note 27 - Disposals

          On June 30, 2000, HealthAxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital Insurance, Inc. ("Digital"). On September 29, 2000, HealthAxis and Digital entered into an Amendment to the Asset Purchase Agreement which amends among other things, the payment terms in the original agreement. Included in the sale was the current and next generation of the retail website user interface (the presentation layer of the website that includes the graphical templates that create the look and feel of the website), all existing in-force insurance policies, certain physical assets, and agreements, including, but not limited to portal marketing agreements and agreements related to the affiliate partner program. The consideration received by HealthAxis in return for these assets consists of: $500,000 in cash at closing, a $500,000 note at closing, ongoing license fees, a technology services contract, and an 11% equity interest in Digital. The transaction was completed on October 13, 2000. In accordance with APB 30, HealthAxis has accounted for the disposal of the retail website as a discontinued operation. These financial statements for all periods presented have been restated to reflect the discontinued operations of the retail website.

         In connection with this transaction, HealthAxis and Digital entered into a Software License and Consulting Agreement that provides HealthAxis with: a perpetual nonexclusive license to use and sublicense, subject to certain restrictions, the retail website user interface sold to Digital Insurance; licensing fees over the next 30 months of $3.0 million for software owned by HealthAxis that will be used by Digital in conjunction with the user interface it purchased; and service fees over the next 12 months of a minimum of $3.0 million for services relating to customizing, maintaining and upgrading the user interface and other software.

         On September 29, 2000, HealthAxis and Digital amended the Asset Purchase Agreement and the related Software Licensing and Consulting Agreement to modify the payment terms.

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

               Results of discontinued retail website operations:

                                                                                From Inception
                                                            Year ended              through
                                                            December 31,          December 31,
                                                               1999                   1998
                                                            -----------          --------------
Interactive commission and fee revenue                       $     291              $      -

Expenses:
Operating and development                                        5,504                   535
Sales and marketing                                             19,652                 1,162
General and administrative                                       1,000                  (173)
                                                             ---------              --------
Total expenses                                                  26,156                 1,524
                                                             ---------              --------


Loss before minority interest                                  (25,865)               (1,524)

Minority interest in loss of discontinued operations            (6,739)                 (223)
                                                             ---------              --------

Loss from discontinued operations                            $ (19,126)             $ (1,301)
                                                             =========              ========



                   Assets of subsidiary held for sale at:

                                                            December 31,          December 31,
                                                                1999                  1998
                                                            ------------          ------------
Prepaid interactive marketing expense                        $   1,790              $ 11,654
Prepaid alliance agreements, net of accumulated
 amortization of $436                                            2,283                    __
Property, equipment and software, less accumulated
 amortization of $1,076 in 1999 and $43 in 1998                  3,131                 1,248
                                                             ---------              --------

Total assets held for sale                                   $   7,204              $ 12,902
                                                             =========              ========


                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

Note 28 - Subsequent Events

         Option Repricing: On May 24, 2000, the board of directors of HealthAxis repriced 1,773,050 existing options. The options affected had original exercise prices ranging from $12.00 to $15.00 per share. The exercise price of these options was adjusted to $3.31 based upon the quoted market share price of HAI's common stock as reported on the NASDAQ National Market on the date of the repricing. In accordance with FASB Interpretation 44, Accounting for Certain Transactions involving Stock Compensation, HealthAxis will account for these options as a variable award commencing July 1, 2000.

         Agent Stock Options Amended: On September 29, 2000, the Company entered into an agreement with certain of its former agents which would, among other things, reduced the exercise price of the options to purchase 318,042 shares of the Company's common stock from original exercise prices ranging from $4.75 to $14.63 per share to $4.25 per share and reduced the payments required to be made pursuant to a registration rights agreement with such individuals in the event the Company does not register the shares issuable upon the exercise of the options within certain specified time frames. Effective July 1, 2000, the Company will remeasure these options in accordance with FASB Interpretation 44, Accounting for Certain Transactions involving Stock Compensation.

         NASDAQ Delisting: The Company was notified by NASDAQ that it does not meet the NASDAQ maintenance criteria for continued listing due to the decline in its stock price and its Common Stock will be delisted on November 9, 2000 if it does not achieve compliance by November 7, 2000. Under applicable NASDAQ rules, the Company may appeal the delisting by filing a request for appeal which will stay the delisting of the Common Stock pending the appeal panel's decision. The Company currently intends to appeal the delisting decision in light of the pending HAI merger. The Company believes that it will be in compliance with these requirements upon completion of the HAI merger.

         Loan Agreements: HealthAxis and HAI entered into loan agreements dated as of September 29, 2000, which provides for HealthAxis to loan HAI of up to $3,404,580. The amount is evidenced by three promissory notes. HAI's obligations under these notes are secured pursuant to a stock pledge and security agreement between HAI and HealthAxis dated as of September 29, 2000 in which a maximum of 1,000,000 shares of HealthAxis stock owned by HAI are pledged as collateral to the loans. These notes become due and payable on the earlier of March 31, 2000 or the date the HAI merger is consummated. The interest on the principal under each note will accrue at 12% per annum from the date of the note until the date the note terminates.

         Convertible Debentures: On September 28, 2000, HAI entered into an Amendment to the Securities Purchase Agreement dated September 14, 1999 between HAI and the holders of HAI's $27.5 million 2% convertible debentures due September 14, 2002, which were initially issued in a private placement to institutional investors on September 15, 1999. In accordance with the terms of the Amendment, the terms of the debentures were amended to, among other things, extend the maturity of the debentures to September 14, 2005, to change the conversion price to $9.00 per share and to modify the events of default. Based upon the revised conversion price upon the closing of this transaction, the amended debentures will be convertible into 3,055,555 shares of HAI's common stock. The terms of the Warrants to purchase 202,802 shares of HAI's common stock issued to the purchasers of the debentures were also amended to reduce the exercise price to $3.01 and to extend the exercise period of the warrants for an additional year, or until September 13, 2005. In addition, as part of this transaction, HAI and the holders of the debentures intend to enter into an Amended and Restated Registration Rights Agreement.

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

         The Amendment to the Securities Purchase Agreement provides that, among other things, the amendments to the debentures, warrants and the registration rights agreement will take effect on or before the fifth business day after HAI's shareholders have approved the HAI merger. The holders of the debentures have agreed to conditionally waive and suspend any and all past or current defaults or violations arising under the debenture or the registration rights agreement, and to forbear from enforcing any and all past or current defaults or violations by HAI arising under the debentures or the registration rights agreement as well as any prospective defaults or violations arising under these agreements from September 28, 2000 through the closing date of the HAI merger. The Amendment to the Securities Purchase Agreement provides that the waiver of any and all defaults will be null and void if:

         o HAI and HealthAxis fail to execute the Amended and Restated Agreement and Plan of Reorganization by October 2, 2000 (The agreement was signed on September 29, 2000.);

         o a majority of HAI's shareholders do not approve the HAI merger on or prior to March 31, 2001; or

         o the HAI merger is otherwise suspended, terminated or publicly abandoned prior to March 31, 2001.

HAI also agreed not to sell any shares of its capital stock or stock of HealthAxis without the prior consent of holders of more than 50% of the outstanding principal amount of the amended debentures, although it is permitted to pledge up to 1,000,000 shares of the HealthAxis stock owned by it to secure the repayment of certain loan aggregating $3,404,589 made or proposed to be made to HAI by HealthAxis. HAI also agreed to refile this joint proxy statement/prospectus on Form S-4 with the SEC on or prior to October 31, 2000 and to use its commercially reasonable best efforts to promptly respond to comments received from the SEC and, assuming this joint proxy statement/prospectus on Form S-4 is declared effective by the SEC, to hold a meeting of shareholders to approve the HAI merger.

         Employee Termination Agreement: On August 15, 2000, Mr. Clemens, HealthAxis and HAI entered into a termination agreement of Mr. Clemens' current employment contract. Pursuant to the terms of the termination agreement, Mr. Clemens waived his right to all compensation and fringe benefits under his employment contract. Mr. Clemens also agreed to a general release of any and all claims against HealthAxis and HAI and to abide by non-competition and confidentiality provisions set forth in the termination agreement. Under the terms of Mr. Clemens' termination agreement, Mr. Clemens will receive $106,250 quarterly over five years for an aggregate payment of $2,125,000, subject to certain limitations described below. HAI may, at its option, make the quarterly payments due to Mr. Clemens in shares of HAI common stock based on the average trading price of HAI common stock over a 20 day trading period immediately before the date the payment is due, provided that, the number of shares issued for any quarterly payment may not exceed 35,416 shares and the aggregate number of shares paid over the five year period may not exceed 500,000 shares. Mr. Clemens may receive all or a portion of each such quarterly payment in cash. Once Mr. Clemens has received 500,000 shares or their cash equivalent, HAI will have no further payment obligation to him even if the total amount received by him is less than $2,125,000. The first quarterly payment will be payable upon the earlier of the consummation of the HAI merger, or June 30, 2001. The termination agreement provides Mr. Clemens with piggy-back registration rights for any shares of HAI common stock that are issued to him pursuant to the terms of the termination agreement. The termination agreement also provides that HealthAxis will employ Mr. Clemens as Chairman of HealthAxis. Mr. Clemens' employment will be at will and not pursuant to the terms of any employment

                        HealthAxis Inc. and Subsidiaries
       Notes to Restated Consolidated Financial Statements -- (Continued)
                             (Dollars in thousands)

contract and his compensation will consist of $100,000 per year, benefits generally available to HealthAxis' employees and a bonus, if any, as determined by the HealthAxis Board of Directors. Pursuant to a separate letter agreement, HAI has agreed to provide health insurance for Mr. Clemens and his family, use of an office, automobile and secretarial support. It is also expected that HAI will extend the period of exercise of Mr. Clemens' 397,198 stock options for an additional three years through July 7, 2006. Except for the general release of HealthAxis which is effective as of August 15, 2000, the termination agreement becomes effective upon consummation of the HAI merger. If the HAI merger is not consummated by June 30, 2001, all of the terms of the termination agreement, except for the release of HealthAxis, will be void, and Mr. Clemens' amended employment agreement would again be in effect. Upon the completion of the merger between HAI and Healthaxis the Company expects to record a charge of $2,125,000.

Settlement with Hanover Life

Under the Amended and Restated Merger Agreements, HealthAxis may terminate the Reorganization if HAI is not unconditionally and irrevocably released from the guarantee agreement with Hanover Life Reassurance Company of America by October 31, 2000. HAI was not released from this guarantee until December 12, 2000. Under the settlement agreement, HAI paid Hanover Life $4.25 million in exchange for a release from all liability under the guarantee agreement including a $5.6 million ceding commission liability. As of December 13, 2000, HealthAxis has determined not to exercise its option to terminate the merger for this reason but reserves the right to do so in the future.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                      None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

                                                                                               Director or
                                                        Principal Occupation                    Executive       Year Term
            Name                 Age                     For Past Five Years                  Officer Since    Will Expire
            ----                 ---                     -------------------                  -------------    -----------
Michael Ashker                   47      Director;  President and Chief Executive Officer of       1998           2000
                                         HAI since August 1999 and Director, President and
                                         Chief Executive Officer of HealthAxis since March
                                         1998; Managing Director and Portfolio Manager of
                                         Lynx Capital Group LLC until 1999 and Managing
                                         Member of Lynx Venture Partners I, LLC from 1995
                                         to 1998.

Alvin H. Clemens                 62      Director; Chairman of the Board of HAI and                1989           2000
                                         subsidiary companies since October 1989; Chairman
                                         of HealthAxis since 1998; Chief Executive Officer
                                         of HAI from 1989 to 1999 and  President of HAI 1993
                                         - 1996; President of -PILIC since November 1999.

Harold M. Davis                  64      Director; Chairman of the Board of Realen Homes,          1989           2000
                                         Inc. since 1968.

Francis L. Gillan III            45      Chief Financial Officer and Treasurer of HAI and          1999            N/A
                                         PILIC since January 1999; Treasurer of  PILIC and
                                         PALHIC since 1998; Controller of PILIC and PALHIC
                                         1996 - 1998; Director of P&C Planning and Expense
                                         Analysis, Providian Direct Insurance 1994-1996.

Henry G. Hager                   65      Director; Of Counsel in the law firm of Stradley,         1996           2000
                                         Ronon, Stevens and Young since January 2000;
                                         Partner in the law firm of Stradley, Ronon,
                                         Stevens and Young from 1994 to 1999; President and
                                         Chief Executive Officer of The Insurance
                                         Federation of Pennsylvania since 1985; Director of
                                         American  Waterworks Company, a publicly held
                                         company.

George W. Karr, Jr.              61      Director; Co-Chairman of Karr Barth Associates,           1996           2000
                                         Inc. since 1998; Chief Executive Officer of Karr
                                         Barth Associates 1984-1998.

Edward W. LeBaron                70      Director; Director of HealthAxis since January            1998           2000
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

                                                                                               Director or
                                                        Principal Occupation                    Executive       Year Term
            Name                 Age                     For Past Five Years                  Officer Since    Will Expire
            ----                 ---                     -------------------                  -------------    -----------
Theophile Joseph                 63      Director; Chairman of Mignatti Construction               1998           2000
Mignatti, Jr.                            Company since 1998; President and Chief Executive
                                         Officer of Mignatti Ventures since 1989.

P. Glenn Moyer                   64      Director; Private Practice Attorney since 1992;           1989           2000
                                         Director, Maine National 1985-1995.

Anthony R. Verdi                 51      Chief Operating Officer of HAI since December             1990            N/A
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

Item 11.  Executive Compensation.

Employment and Other Agreements

         Effective February 19, 1997, HAI and Mr. Clemens entered into a new employment agreement which replaced Mr. Clemens' prior employment contract dated as of January 1, 1993. Pursuant to the agreement, HAI employed Mr. Clemens as Chief Executive Officer for a five-year term ending December 31, 2002. Unless otherwise terminated, the term shall automatically be extended at the end of each year after December 31, 1997, in order that at all times, on each December 31st during the duration of the agreement, there will be an unexpired five-year term. The employment agreement was amended on July 28, 1999 to change Mr. Clemens' executive position to Chairman of the Board of Directors and Chairman of the Executive/Compensation/Nominating Committee. Mr. Clemens was paid a base salary in 1999 of $413,184. Mr. Clemens' contract entitles him to an annual cost of living increase, and additional incentive or bonus compensation as deemed appropriate from time to time by the board of directors of HAI. The agreement further provided for group life, health, disability, major medical, and other insurance coverages for Mr. Clemens and his family, and upon termination, provides termination benefits which include the provision of health insurance for Mr. Clemens and his spouse for life, a salary benefit of five times base salary in the event of Mr. Clemens' death, disability, or termination without cause, and includes certain restrictions on Mr. Clemens competition and disclosure of confidential information, along with options to purchase 50,000 shares of HAI's common stock granted under HAI's Non-Qualified Option Plan for Directors and the 1996 Employee Incentive Stock Option Plan. Mr. Clemens released and assigned all rights in and to the options to purchase shares under these two plans in a letter agreement dated September 9, 1999.

         The following three tables show information relating to the Chairman of the Board, President and Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during the calendar years specified therein.

                           SUMMARY COMPENSATION TABLE

===================================================================================================================
                                                                              Long-Term
                                                                            Compensation
                         Annual Compensation                                   Awards
===================================================================================================================
                                                                              Securities
                                                                             Underlying
                                                                               Options               All Other
    Name and Principal                      Salary          Bonus         (HAI/HealthAxis)        Compensation(1)
         Position              Year          ($)             ($)                 (#)                    ($)
-------------------------------------------------------------------------------------------------------------------
Michael Ashker, (2)            1999        120,000          50,000        5,000/200,000 (3)              -
CEO and President of HAI       1998         92,308                          0/991,000 (4)             80,000
and HealthAxis
-------------------------------------------------------------------------------------------------------------------
Alvin H. Clemens, (5)          1999        413,184                                                    17,764
Chairman of the Board of       1998        413,896                          0/309,000 (6)             17,714
HAI and HealthAxis             1997        417,453         305,850                                    18,288
-------------------------------------------------------------------------------------------------------------------
Andrew Felder, (7)             1999        120,000                          0/ 75,000 (4)             $10,000
Executive Vice President -     1998         64,615                          0/175,000 (4)                -
Strategy and Corporate
Development of HealthAxis
-------------------------------------------------------------------------------------------------------------------
Francis L. Gillan III, (8)     1999        110,000                          20,000/0 (9)              $3,579
CFO and Treasurer of HAI

-------------------------------------------------------------------------------------------------------------------
Anthony R. Verdi, (10)         1999        150,000                        25,000/5,000 (11)           44,941
COO of HAI and                 1998        151,392                                                    10,144
CFO of HealthAxis              1997        151,335                                                     9,295
===================================================================================================================

(1) Includes for 1999, 1998 and 1997 , respectively, (a) HAI contributions to savings plan (Mr. Clemens $4,000, $4,000 and $4,000; Mr. Gillan $3,579; Mr. Verdi $3,461, $3,317 and $3,595 ), (b) automobile expense allowances (Mr. Clemens $11,280, $11,280 and $11,998; and Mr. Verdi $5,700, $5,700 and
     $5,700), (c) consulting fees (Mr. Ashker $80,000 and Mr. Felder $10,000) and (d) payout of accumulated vacation (Mr. Verdi $34,615).

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

                    HealthAxis Inc. and HealthAxis.com, Inc.
             Aggregate Option Exercises in 1999 and Year-End Values

=====================================================================================================================
                                                                                   Number of            Value of
                                                Shares                            Underlying           Unexercised
                                               Acquired           Value           Unexercised         In-the-Money
                                              On Exercise       Realized            Options            Options at
Name                                              (#)              ($)            At 12/31/99           12/31/99
---------------------------------------------------------------------------------------------------------------------
(a)                                               (b)              (c)                (d)                  (e)
---------------------------------------------------------------------------------------------------------------------
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

=====================================================================================================================

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

                    HealthAxis Inc. and HealthAxis.com, Inc.
                              Option Grants in 1999

==================================================================================================================================
                                                                                                    Potential Realizable Value
                                                                                                      At Assumed Annual Rates
                                 Number of       % of Total                                          Of Stock Appreciation for
                                Securities        Options         Exercise                                  Option Term
                                  Options        Granted to         Price          Expiation
            Name                  Granted        Employees         $/Share           Date               5%               10%
----------------------------------------------------------------------------------------------------------------------------------
            (a)                     (b)             (c)              (d)              (e)              (f)               (g)
----------------------------------------------------------------------------------------------------------------------------------
Alvin H. Clemens
Chairman of HAI and                     -            -                -                -                -                 -
HealthAxis

Michael Ashker                      5,000 (1)       .87%            $7.50           3/4/09            $24,093           $60,576
CEO and President of HAI          200,000 (2)      9.36%            $7.48          11/22/09          $563,514        $1,496,650
and HealthAxis

Andrew Felder
Executive VP-Strategy &            75,000 (2)      5.41%            $7.85          11/22/09          $184,061          $585,758
Corporate Development
Of HealthAxis

Francis L. Gillan III
CFO and Treasurer of HAI           20,000 (1)      3.49%            $7.50           3/4/07            $61,065          $142,308

Anthony R. Verdi                   25,000 (1)      4.36%            $7.50           3/4/07            $76,331          $177,885
COO of HAI and                      5,000 (2)       .36%
CFO of HealthAxis

==================================================================================================================================

(1)  Options granted to purchase HAI's common stock.

(2) Options granted under the HealthAxis 1998 Stock Plan to purchase HealthAxis common stock which are convertible into 1.127 shares of HAI's common stock.

         The following individuals were not included in the above charts because they did not receive compensation in excess of $100,000 from HealthAxis or HAI during 1999: Elaine del Rossi joined HealthAxis as Senior Vice President - Sales and Marketing on November 15, 1999. In 1999, Ms. del Rossi was granted options to purchase 20,000 shares of HealthAxis common stock at $12.00 per share of which none have vested. Michael G. Hankinson joined HealthAxis as Vice President and General Counsel in April, 1999. In 1999, Mr. Hankinson was granted options to purchase 50,000 shares of HealthAxis common stock none of which have vested at $5.77 per share and 10,000 shares of HealthAxis common stock, of which 3,334 have vested, at $12.00 per share. Dennis B. Maloney became HealthAxis' Chief Operating Officer in January, 2000. In 1999, Mr. Maloney served as President and Chief Executive Officer of Insurdata Incorporated and was paid $240,000 in salary and $17,048 in additional compensation. HealthAxis expects that all three individuals will be paid compensation in excess of $100,000 during fiscal 2000.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

       The following table sets forth, as of March 20, 2000, the amount and percentage of HAI's outstanding common stock beneficially owned by (i) each person who is known by HAI to be the beneficial owner of more than 5% of HAI's outstanding common stock; (ii) each director; (iii) each person who was an executive officer during 1999; and (iv) all officers and directors of HAI as a group.

                                                                              Common Stock
                                                            -------------------------------------------

                                                            No. of Shares                     Percent
Name of                                                     Beneficially                        of
Beneficial Owner                                              Owned(1)                         Class(2)
----------------                                           --------------                  -------------
Alvin H. Clemens                                              2,499,500(3)(4)                 18.2%
     907 Exeter Crest
     Villanova, PA 19085

Michael Ashker                                                  394,776(5)                     2.9%
     c/o HealthAxis.com, Inc.
     2500 DeKalb Pike
     Norristown, PA 19404

Harold M. Davis                                                 175,000(7)                     1.3%
     c/o Realen Properties
     1000 Chesterbrook Blvd.; Suite 100
     Berwyn, PA 19312

Francis L. Gillan III                                             7,500(8)                      (9)
     c/o HealthAxis, Inc.
     2500 DeKalb Pike
     Norristown, PA 19404

Henry G. Hager                                                   65,000(7)                      (9)
     7 Jorrocks Lane
     Malvern, PA 19355

George W. Karr, Jr.                                              77,000(7)                      (9)
     Karr Barth Associates, Inc.
     40 Monument Road
     Bala Cynwyd, PA 19004-1797

Edward W. LeBaron, Jr.                                           43,571(6)                      (9)
     Lynx Private Equity Partners, LLC
     2601 Fair Oaks Boulevard; Suite 150
     Sacramento, CA 95864

Theophile J. Mignatti, Jr.                                       35,000(3)(6)(10)               (9)
     Mignatti Companies
     2310 Terwood Drive; P. O. Box 249
     Huntingdon Valley, PA 19006

P. Glenn Moyer                                                   51,100(11)                     (9)
     P. O. Box 438
     9 Main Street
     Souderton, PA 18964

Anthony R. Verdi                                                 89,974(12)                     (9)
     c/o HealthAxis, Inc.
     2500 DeKalb Pike
     Norristown, PA 19404

Taunus Corporation                                              760,803(13)                    5.9%
     31 West 52nd Street
     New York, NY 10019

ALL DIRECTORS AND OFFICERS
     AS A GROUP (10 persons,
     common stock)                                            3,438,421(14)                   24.0%

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

(5) Includes 89,776 shares of common stock owned by Mr. Ashker, 5,000 shares of common stock subject to options granted at an exercise price of $7.50 under the HAI Stock Option Plan of Directors and 300,000 shares of common stock subject to warrants granted at an exercise price of $4.516 which were assigned to Mr. Ashker from Lynx Capital Group, LLC, which are currently exercisable.

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

         The following table details the loan receivable at December 31, 1999.

                                                Clemens            Gillin
                                                -------            ------
        Amounts due at December 31, 1999
        Loan principal                         $      -           $      -
        Accrued interest                       $      -           $      -
        Highest outstanding balance            $681,443           $165,723

        1999 Interest income                   $ 23,851           $      -

        Interest rate                              5.33%              8.50%

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

         Michael Ashker, a director and the President and Chief Executive Officer of HealthAxis and HAI, beneficially owns 394,776 shares of HAI's common stock (including options granted pursuant to HAI's stock option plans and warrants and shares of HAI common stock, as described below). Mr. Ashker has been granted options to purchase 991,000 shares of the HealthAxis common stock at an exercise price of $1.77, all of which are currently exercisable. Mr. Ashker was also awarded options to purchase 145,000 shares of HealthAxis common stock at an exercise price of $5.77, 55,000 shares of HealthAxis common stock at an exercise price of $12.00 and 100,000 shares of HealthAxis' common stock at an exercise price of $15.00 that are exercisable over a two year period commencing in April, 1999, November 1999, and February, 2000, respectively.

         As of December 31, 1999, Mr. Ashker resigned as sole manager of Lynx Capital Group, LLC which acts as an investment advisor to and general partner of Lynx Tech Fund, LP, an investment limited partnership. At the same time, Lynx Capital Group, LLC transferred the 400,000 currently exercisable warrants to purchase HAI common stock granted pursuant to a consulting agreement between HAI and Lynx Capital Group, LLC to Mr. Ashker, Deidre Holt, George Stephenson, Andrew Felder and Kenneth Brown. Lynx Capital Group, LLC transferred warrants to purchase 300,000 shares of HAI common stock to Mr. Ashker, warrants to purchase 25,000 shares of HAI common stock to Ms. Holt, warrants to purchase 30,000 shares of HAI common stock to Mr. Felder, warrants to purchase 15,000 shares of HAI common stock to Mr. Stephenson and warrants to purchase 5,000 shares of HAI common stock to Mr. Brown. Mr. Brown is currently the sole manager of Lynx Capital Group, LLC. Mr. Brown is also a registered representative of Van Kasper & Company, a broker-dealer and has discretion over brokerage accounts that are invested in HAI common stock. Mr. Ashker was formerly a registered representative of Van Kasper & Company. Edward W. LeBaron, Jr, who is currently serving as a director of HAI and HealthAxis, also resigned as a member of Lynx Capital Group, LLC as of December 31, 1999. In a Form 4, filed on December 9, 1999, Mr. LeBaron reported that he beneficially owned 33,571 shares of HAI common stock. In a Schedule 13D dated February 14, 2000, Lynx Capital Group, LLC reported shared voting and dispositive power with Lynx Tech Fund LP over 323,300 shares. Mr. Brown reported sole voting and dispositive power over 5,000 shares of HAI common stock and shared voting and dispositive power over 323,300 shares of HAI common stock. Additionally, Van Kasper & Company reported shared voting and dispositive power over 175,000 shares of HAI common stock.

         As of November 13, 1998, Lynx Private Equity Partners I, LLC purchased 250,000 shares of HAI common stock for an aggregate purchase price of $875,000. Mr. LeBaron was the sole manager of Lynx Private Equity Partners I, LLC. Pursuant to the limited liability company agreement of Lynx Private Equity Partner I, LLC, Mr. Ashker had the authority to vote the shares of HAI held by Lynx Private Equity Partners I, LLC. On November 11, 1999, Lynx Private Equity Partners I, LLC dissolved and transferred its shares of HAI common stock to Mr. Ashker, Mr. LeBaron and Lynx Tech Fund, LP. These shares transferred by Lynx Private Equity Partners I, LLC are included in the beneficial ownership discussed above.

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

         On August 16, 1999, HAI entered into an agreement which provided for AHC Acquisition, Inc., a company solely owned by Alvin H. Clemens, to acquire PILIC for an aggregate payment by HAI of $14.7 million to PILIC. This transaction was completed on November 30, 1999. In accordance with the terms of the stock purchase agreement, HAI:

o purchased the Company's headquarters located at 2500 DeKalb Pike from PILIC for its fair market value of $4.7 million;

o agreed to exercise its option to purchase 545,916 shares of HealthAxis Series A preferred stock from PILIC for $2.8 million (HAI made the $2.8 million payment for the shares of HealthAxis Series A preferred stock pursuant to the option agreement between HAI and PILIC and the payment equates to a $4.71 price per share. The $4.71 price represented the price per share originally paid by PILIC for these shares, plus interest at the rate of 8% per annum thereon from the date of acquisition of these shares by PILIC through November 30, 1999, the date of exercise).

o made a $7.2 million capital contribution from HAI to PILIC in order to eliminate a statutory deficiency, to enable PILIC to maintain adequate capital to meet its liabilities including pay-out obligations under existing insurance policies and to provide PILIC with sufficient capital and surplus so that the Insurance Department of the Commonwealth of Pennsylvania would grant the required approval of the sale of PILIC; and

o transferred 100,000 shares of HealthAxis Series A preferred stock and the associated registration rights previously granted to PILIC to AHC Acquisition, Inc.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)   The materials set forth below are filed as part of this report.
           (1)    List of Financial Statements:                                                                  Page
                                                                                                                 ----

                  Report of Independent Certified Public Accountants                                              71

                  Consolidated Financial Statements:

                  Consolidated Balance Sheets -
                         December 31, 1999 and 1998                                                               72

                  Consolidated Statements of Operations -
                         Years ended December 31, 1999, 1998 and 1997                                             73

                  Consolidated Statements of Changes in Stockholders' Equity -
                         Years ended December 31, 1999, 1998 and 1997                                             74

                  Consolidated Statements of Cash Flows -
                         Years ended December 31, 1999, 1998 and 1997                                          75 to 76

           Notes to Consolidated Financial Statements                                                          77 to 119

           (3)    Exhibits:

                  The Exhibits listed on the accompanying Exhibit Index immediately following the
                  Signature page are filed as part of, or incorporated by reference into, this Report.

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

                              HEALTHAXIS INC.


Date: December 15, 2000            By: /s/ Michael Ashker
                                      ------------------------------------------
                                           Michael Ashker
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                      Title                                                   Date
---------                                      -----                                                   ----

/s/ Michael Ashker                             Chief Executive Officer and President and               December 15, 2000
----------------------------------------       Director (principal executive officer)
       Michael Ashker

/s/ Anthony R. Verdi                           Chief Operating Officer, Chief Financial Officer        December 15, 2000
----------------------------------------       and Treasurer (principal financial and
       Anthony R. Verdi                        accounting officer)


----------------------------------------       Chairman of the Board of Directors
       Alvin H. Clemens


----------------------------------------       Director
       Harold M. Davis


----------------------------------------       Director
       Henry G. Hager


----------------------------------------       Director
       George W. Karr, Jr.


----------------------------------------       Director
       Edward W. LeBaron, Jr.


----------------------------------------       Director
       Theophile J. Mignatti


----------------------------------------       Director
       P. Glenn Moyer


                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

        Exhibit                                                                                           Sequentially
        Number                                    Description of Exhibits                                Numbered Page
        -------                                   -----------------------                                -------------
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

        (2)(F)           Amendment No. 1 to Agreement and Plan of Reorganization dated March 27,
                         2000 among the Registrant, HealthAxis and HealthAxis Acquisition Corp. **

        (2)(G)           Agreement and Plan of Merger dated January 26, 2000 among the Registrant,
                         HealthAxis and HealthAxis Acquisition Corp. (included in the Joint Proxy
                         Statement/Prospectus as Appendix B). Incorporated by reference to Exhibit
                         2.2 to Registrant's Form S-4 filed February 11, 2000. **

        Exhibit                                                                                           Sequentially
        Number                                    Description of Exhibits                                Numbered Page
        -------                                   -----------------------                                -------------
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

        (4)(A)           Form of Registrant's Common Stock Certificate. **

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

       (10)(A) *         Employment Contract dated April 1, 1991 among Registrant, Provident
                         Indemnity Life Insurance Company, Maine National Life Insurance Company and
                         Alvin H. Clemens. Incorporated by reference to Exhibit (10)(A) to
                         Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
                         September 30, 1993.

       (10)(B) *         Premium Production and Stock Option Agreement dated January 19, 1991 among Registrant, Provident Indemnity Life Insurance Company and Premarco,
                         Inc. Incorporated by reference to Exhibit (10)(E) to Registrant's Annual
                         Report on Form 10-K for the year ended December 31, 1990.

       (10)(C)           Registrant's 1983 Incentive Stock Option Plan and Management Contracts
                         thereunder, incorporated by reference to Exhibit (10)(C)(17) to
                         Registrant's Form 10 Registration Statement No. 0-13591, as amended.

        Exhibit                                                                                           Sequentially
        Number                                    Description of Exhibits                                Numbered Page
        -------                                   -----------------------                                -------------
       (10)(D) *         Registrant's 1985 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit (10)(C)(1) to Registrant's Form 10 Registration
                         Statement No. 0-13591, as amended.

       (10)(E) *         Registrant's 1991 Executive Stock Option Plan incorporated by reference to Exhibit (10)(O) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

       (10)(F) *         Registrant's 401(k) Profit Sharing Plan and Trust incorporated by reference to Exhibit (10)(P) to Registrant's Annual Report on Form 10-K for
                         the year ended December 31, 1991.

       (10)(G) *         Amendment dated November 17, 1992 to Premium Production and Stock Option
                         Agreement dated January 19, 1991 among Registrant, Provident Indemnity Life
                         Insurance Company and Premarco, Inc., incorporated by reference to Exhibit
                         (10)(S) to Registrant's Annual Report on Form 10-K for the year ended
                         December 31, 1992.

       (10)(H) *         Amended and Restated Provident American Corporation Incentive Stock
                         Option Plan for Field Representatives and Agents dated January 1, 1991, incorporated by reference to Exhibit (10)(T) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

       (10)(I) *         Third Amendment to the Amended and Restated Stock Option Agreement dated
                         April 1, 1993 among Registrant, Provident Indemnity Life Insurance Company and Alvin H. Clemens, incorporated by reference to Exhibit (10)(B) to
                         Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended
                         September 30, 1993.

       (10)(J) *         Option Agreement dated as of April 1, 1993 granting Alvin H. Clemens the right to purchase 500,000 shares of Series A Preferred Stock, incorporated by reference to Exhibit (10)(C) to Registrant's Quarterly Report on Form
                         10-Q for the Quarterly period ended September 30, 1993.

       (10)(K)           Amendment to Amended and Restated Option Agreement, dated as of September
                         9, 1999. **

       (10)(L) *         Fourth Amendment to Registrant's Incentive Stock Option Plan for Field
                         Representatives and Agents, effective January 1, 1995. Incorporated by reference to Exhibit (10)(CC) to Registrant's Annual Report on Form 10-K
                         for the year ended December 31, 1995.

        Exhibit                                                                                           Sequentially
        Number                                    Description of Exhibits                                Numbered Page
        -------                                   -----------------------                                -------------
       (10)(M) *         Registrant's Life and Health Insurance Agent Non-Qualified Stock Option
                         Plan, effective January 2, 1996. Incorporated by reference to Exhibit
                         (10)(EE) to Registrant's Annual Report on Form 10-K for the year ended
                         December 31, 1996.

       (10)(N) *         Employment Contract, dated February 19, 1997 among Registrant, Provident
                         Indemnity Life Insurance Company, Provident American Life & Health
                         Insurance Company and Alvin H. Clemens. Incorporated by reference to
                         Exhibit (10)(HH) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

       (10)(O)           Promissory Note; Pledge and Security Agreement, dated April 8, 1996 between Registrant and Alvin H. Clemens. Incorporated by reference to
                         Exhibit (10)(II) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

       (10)(P) *         Amendment and Restatement of the Registrant's Stock Option Plan for
                         Directors, effective July 16, 1996. Incorporated by reference to Exhibit
                         (10)(JJ) to Registrant's Annual Report on Form 10-K for the year ended
                         December 31, 1996.

       (10)(Q) *         Registrant's 1996 Employee Incentive Stock Option Plan, effective July
                         16, 1996. Incorporated by reference to Exhibit (10)(KK) to Registrant's
                         Annual Report on Form 10-K for the year ended December 31, 1996.

       (10)(R) *         Registrant's Amended and Restated Stock Option Plan for Executives, dated
                         December 11, 1996. Incorporated by reference to Exhibit (10)(LL) to
                         Registrant's Annual Report on Form 10-K for the year ended December 31,
                         1996.

       (10)(S)           Promissory Note with Amendments; Pledge and Security Agreement; and Escrow
                         Agreement, dated April 2, 1996 between Registrant and John T. Gillin.
                         Incorporated by reference to Exhibit (10)(MM) to Registrant's Annual
                         Report on Form 10-K for the year ended December 31, 1996.

        Exhibit                                                                                           Sequentially
        Number                                    Description of Exhibits                                Numbered Page
        -------                                   -----------------------                                -------------
       (10)(T) *         Stock Option/Warrant Agreement, dated January 1, 1996 between Registrant and Richard E. Field. Incorporated by reference to Exhibit (10)(QQ) to
                         Registrant's Annual Report on Form 10-K for the year ended December 31,
                         1996.

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

        Exhibit                                                                                           Sequentially
        Number                                    Description of Exhibits                                Numbered Page
        -------                                   -----------------------                                -------------
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

       (10)(GG)          Certificate of Designation related to the Series A Convertible Preferred
                         Stock of HealthAxis. **

       (10)(HH)          Certificate of Designation related to the Series B Convertible Preferred
                         Stock of HealthAxis. **

        Exhibit                                                                                           Sequentially
        Number                                    Description of Exhibits                                Numbered Page
        -------                                   -----------------------                                -------------
       (10)(II)          Certificate of Designation related to the Series C Convertible Preferred
                         Stock of HealthAxis. **

       (10)(JJ)          Certificate of Designation related to the Series D Convertible Preferred
                         Stock of HealthAxis. **

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

        Exhibit                                                                                           Sequentially
        Number                                    Description of Exhibits                                Numbered Page
        -------                                   -----------------------                                -------------
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

       (10)(XX)          Stockholders Agreement dated November 13, 1998. Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed April 30, 1999.

        Exhibit                                                                                           Sequentially
        Number                                    Description of Exhibits                                Numbered Page
        -------                                   -----------------------                                -------------
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

        Exhibit                                                                                           Sequentially
        Number                                    Description of Exhibits                                Numbered Page
        -------                                   -----------------------                                -------------
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

       (10)(III)         Amendment No. 1 to Shareholders' Agreement between Registrant, UICI,
                         HealthAxis and Michael Ashker dated February 11, 2000. **

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

       (10)(NNN)         First Amendment to Employment Contract dated July 28, 1999 among the
                         Registrant, Provident Indemnity Life Insurance Company and Alvin H.
                         Clemens. **

        Exhibit                                                                                           Sequentially
        Number                                    Description of Exhibits                                Numbered Page
        -------                                   -----------------------                                -------------
       (10)(OOO)         Voting Trust Agreement between HAI, HealthAxis, UICI, Michael Ashker,
                         Dennis Maloney and Edward LeBaron, Jr., dated February 11, 2000.
                         Incorporated by reference to Exhibit 10.1 to Registrant's Form S-4 filed
                         February 11, 2000.

       (10)(PPP)         Registrant's 2000 Stock Option Plan. **

       (10)(QQQ)         Agreement between Insurdata Imaging Services, The Mega Life and Health
                         Insurance Company and Mid-West National Life Insurance Company of Tennessee
                         effective May 1, 1999; with First Amendment effective January 1, 2000. **

       (10)(RRR)         License and Services Agreement between Insurdata and UICI Administrators,
                         Inc. dated January 1, 1999. **

       (10)(SSS)         Insurdata Incorporated 1999 Stock Option Plan. **

       (10)(TTT)         Letter Lease Agreement dated May 28, 1997 between UICI and Insurdata. **

       (10)(UUU)         Agreement between UICI (including Insurdata Inc.) and Netlojix
                         Communications, Inc. dated August 1, 1999. **

       (10)(VVV)         Intentionally omitted.

       (10)(WWW)         Lease Agreement dated December 1, 1999 between the registrant and
                         HealthAxis.com **

       (11)              Computation of Earnings Per Share. **

       (21)              Subsidiaries of Registrant. **

       (23)(A)           Consent of Independent Accountants.

       (27)              Financial Data Schedule. **




*        Indicates management contract or compensatory plan or arrangement.
** Indicates documents were previously filed in Form 10-K filed with the SEC on March 30, 2000.

                                                                 Exhibit (23)(A)

                       CONSENT OF INDEPENDENT ACCOUNTANTS




HealthAxis Inc.
East Norriton, PA



We hereby consent to the incorporation by reference in the Prospectus constituting a part of the Registration Statement on Forms S-8 (File No. 333-15997, File No. 3 333-71223, File No. 33383091) of our report dated March 16, 2000 except for Notes 11, 14, 17, 18, 1 9, 20, 26 and 28 which are as of September 29, 2000 and Notes 6, 7 8 and 27 which are as of October 13, 2000, relating to the consolidated financial statements of HealthAxis Inc. for each of the three years in the period ended December 31, 1999 included in the Company's Annual Report on Form 10-K/A.


/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP




Philadelphia, PA
December 15, 2000