Form 10-K405
period 2000-12-31
HEALTHAXIS INC
filed 2001-04-02
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-13591

                                 HEALTHAXIS INC.
             (Exact name of Registrant as specified in its charter)

                                                   2500 DeKalb Pike
         Pennsylvania                      East Norriton, Pennsylvania 19401                   23-2214195
 ------------------------------            ---------------------------------              ---------------------
(State or other jurisdiction of             (Address of principal executive                 (I.R.S. Employer
 incorporation or organization)                offices including zip code)                Identification Number)

                                 (610) 279-2500
               --------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered
------------------------             -------------------------------------------
         None                                            None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                          ----------------------------
                                 Title of Class


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---   ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K: [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 23, 2001 as reported on the NASDAQ National Market System, was approximately $26,592,807. Shares of the Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

            As of March 23, 2001, the Registrant had 52,775,209 shares of the Common Stock outstanding.

                     The Exhibit Index is located on Page 90

                                 Healthaxis Inc.

                                Table of Contents

                                                                                                              Page
                                                                                                              ----
PART I...........................................................................................................1
    Item 1.     Description of Business..........................................................................1
    Item 2.     Description of Properties.......................................................................35
    Item 3.     Legal Proceedings...............................................................................36
    Item 4.     Submission of Matters to a Vote of Security Holders.............................................36

PART II.........................................................................................................37
    Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters...........................37
    Item 6.     Selected Financial Data.........................................................................41
    Item 7.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..................................................................43
    Item 7A.    Quantitative and Qualitative Disclosures About Market Risk......................................49
    Item 8.     Financial Statements and Supplementary Data.....................................................50
    Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................................86

Part III........................................................................................................87
    Item 10.    Directors and Executive Officers of the Registrant..............................................87
    Item 11.    Executive Compensation..........................................................................87
    Item 12.    Security Ownership of Certain Beneficial Owners and Management..................................87
    Item 13.    Certain Relationships and Related Transactions..................................................87

Part IV.........................................................................................................88
    Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................88

EXHIBIT INDEX ..................................................................................................90

                                       i

                                     PART I

Item 1.   Description of Business

General

         Healthaxis Inc. (the "Company" or "HAXS") is a Pennsylvania corporation organized in 1982. Currently, the operations of HAXS and its subsidiaries are those of its subsidiary, Healthaxis.com, Inc. ("Healthaxis"). Unless otherwise indicated or the context otherwise requires, all references in this document to HAXS include HAXS and its subsidiary, Healthaxis.

Software and Application Integration Services

         HAXS is a leading provider of software and application integration services that assists its clients in using the Internet for health insurance distribution and administration. Through its subsidiary, Healthaxis, HAXS serves insurance companies that underwrite policies, independent entities that administer claims processing and payment, Blue Cross/Blue Shield plans, and self-insured employers. Entities that are responsible for the processing and payment of insurance claims are referred to as payers in the insurance industry and in this document. Healthaxis also provides technology to various types of health insurance plan intermediaries including brokers, and online human resource and benefits providers.

Fully-Functional Internet Platform

         HAXS offers a fully-functional Internet platform for the distribution of health insurance products to the individual, small group, and large group markets. It is available both on a direct basis and through existing intermediaries such as agents, affinity relationships, and benefit consulting firms. HAXS also offers a suite of Internet-based software applications and services designed to enhance the efficiency and effectiveness of insurance plan distribution, claims administration, benefits enrollment, benefits maintenance, and conversion of insurance claims information to electronic form.

Integrated Proprietary Application Solutions

         HAXS provides integrated proprietary application solutions that utilize the Internet to address the workflow and processing inefficiencies embedded in the healthcare insurance industry. The software enables carriers, independent entities that administer claims processing and payment, and large group employers to reduce costs and improve customer service through the use of online benefits enrollment and administration services. These application solutions increase the efficiency of a client's operations by eliminating paper-based processes and improving the client's ability to capture, process, and share data with plan members and other industry participants within the healthcare system.

         Healthaxis' application solutions suite of products includes proprietary integrated workflow and business application solutions described below. Healthaxis' suite of application solutions includes Insur-Retail, Insur-Broker, Insur-Rate, Insur-Enroll, Web Self-Service, Insur-Admin, Insur-Claims, Insur-Image, Insur-Web, and HIPAA-Axis.

         In addition, Healthaxis offers the following products and services:

         o Systems Integration and Technology Management
         o Imaging and Electronic Data Capture Services
         o Web-Based Image Storage and Retrieval

         Healthaxis' current clients include large insurance carriers, Blue Cross and Blue Shield organizations, independent entities that administer claims processing and payment, self-funded employers, and other industry participants. Together they represent approximately 770,000 insured lives (excluding covered dependents) enrolled under the proprietary software applications and approximately 1,000,000 claims per month through the data capture services.

         Healthaxis was formed by HAXS on March 26, 1998 to market and sell health insurance products over the Internet through a retail website. On October 13, 2000, Healthaxis sold certain assets used in connection with the retail website to Digital Insurance, Inc. ("Digital Insurance"). In this document, this transaction is referred to as the Digital Sale. See "Description of Business - Historical Development."

         On January 7, 2000, Healthaxis merged with Insurdata Incorporated ("Insurdata"), a provider of Internet based software applications and services for insurance payers, which include insurance companies and other entities responsible for the processing and payment of insurance claims. Insurdata had over 20 years of experience building software applications and developing systems for the healthcare payer industry. Prior to its merger into Healthaxis, Insurdata generated approximately $38.2 million and $42.9 million in revenues for the years ended December 31, 1998 and 1999, respectively. Insurdata was a subsidiary of UICI (NYSE:UCI). See "Description of Business - Historical Development."

         Currently, the operations of HAXS are principally those that were obtained in the merger of Healthaxis with Insurdata.

         HAXS changed its name from Provident American Corporation to Healthaxis Inc. and its symbol on the NASDAQ National Market from "PAMC" to "HAXS" effective February 1, 2000.

         Until November 30, 1999, HAXS was regulated as an insurance holding company by the states in which its former wholly owned insurance subsidiary, Provident Indemnity Life Insurance Company ("PILIC"), was licensed.

Financial Highlights

         The following are the financial highlights for the Company.

                                                                    Years ended December 31,
                                                        ----------------------------------------------
                                                           2000               1999             1998
                                                        ----------         ---------         ---------
                                                                           (in thousands)
Total revenue.................................          $   42,796         $      --         $      --
Net loss from continuing operations...........             (28,300)           (9,090)           (4,107)
Net loss from discontinued operations.........              (8,641)          (37,441)           (8,049)
Extraordinary gain............................               1,925                --                --
Net loss applicable to common stock...........             (35,016)          (46,601)          (12,410)
Total assets..................................             710,992            79,602            24,568

         The Company's insurance and retail website operations are presented as discontinued operations. The Company's revenues and net loss in continuing operations are primarily that of Healthaxis. The Company's financial results prior to January 7, 2000 exclude Insurdata which merged with Healthaxis on January 7, 2000.

Recent Developments

HAXS and Healthaxis Merger

         On October 26, 2000, Healthaxis, Healthaxis Acquisition Corp. ("Newco") and HAXS entered into an Amended and Restated Agreement and Plan of Reorganization and an Amended and Restated Agreement and Plan of Merger (the "Merger Agreements") which set forth the terms and conditions under which Healthaxis would be merged with and into Newco ("HAXS Merger"). In connection with this merger, on February 11, 2000, HAXS filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to seek shareholders' approval of the HAXS Merger and register the HAXS common stock to be issued to the Healthaxis shareholders. The Form S-4 was declared effective on December 21, 2000. On January 26, 2001, following the approval of shareholders of Healthaxis and HAXS, the HAXS Merger was consummated.

         Upon the effective date of the HAXS Merger, each outstanding share of Healthaxis common stock and each outstanding share of Healthaxis preferred stock were converted into the right to receive 1.334 shares of HAXS common stock and all outstanding Healthaxis options and warrants were converted into the right to receive 1.334 options and warrants, respectively, to purchase shares of HAXS common stock. HAXS issued 39,629,097 shares of HAXS common stock to Healthaxis shareholders. UICI is the largest, single shareholder, having voting power with regard to 28.8% and owning 45.1% of HAXS' common stock. See "Arrangements and Transactions with HAXS and UICI" and "Risk Factors - Business Related Risks - The loss of one or more of our large clients could result in decreased sales and revenues" for further information.

         As a result of the HAXS Merger, Healthaxis is now a wholly-owned subsidiary of HAXS and is HAXS' only operating subsidiary. The following discussion of the business of HAXS assumes completion of the HAXS Merger as of year end.

Convertible Debt Restructuring

         On September 28, 2000, HAXS entered into an Amendment to the Securities Purchase Agreement dated September 14, 1999 between HAXS and the holders of the 2% Convertible Debentures ("Debentures"). In accordance with the terms of the Amendment, the terms of the Debentures were amended to, among other things, extend the maturity of the debentures to September 14, 2005, to change the conversion price to $9.00 per share and to modify the events of default. The terms of the Warrants to purchase 202,802 shares of HAXS' common stock issued to the purchasers of the Debentures were also amended to reduce the exercise price to $3.01 and to extend the exercise period of the warrants for an additional year, or until September 13, 2005. This transaction was consummated on January 26, 2001. See Note 9 of the Notes to the Consolidated Financial Statements included herein.

NASDAQ Listing

         In August 2000, the Company was notified by NASDAQ that it did not meet the NASDAQ maintenance criteria for continued listing due to the decline in its stock price and decline in net tangible assets and that its Common Stock would be delisted on November 9, 2000 if it did not achieve compliance by November 7, 2000. The Company filed a request for appeal of the delisting that stayed the delisting of the Common Stock pending the appeal panel's decision. At the NASDAQ hearing on December 8, 2000, the Company appealed the delisting decision in light of the pending HAXS Merger. On January 12, 2001, NASDAQ Listing Qualifications Hearing Panel (the "Panel") agreed to stay the delisting if certain criteria were met. First the Panel required that HAXS submit evidence to the Panel that it completed the HAXS Merger and held its annual meeting no later than January 29, 2001. Second, the Panel required that HAXS file its Form 10-K on or before April 2, 2001, and include in such Form 10-K a February 28, 2001 balance sheet demonstrating net tangible assets of $17.0 million with the filing of the Form 10-K. The Company has complied with these criteria. The third criterion was that the Company demonstrate compliance with all requirements for continued listing, including the maintenance of a minimum bid price of $1.00 per share. Recently, on certain dates, the bid price of the Company's common stock fell below $1.00. See "Risk Factors - Investment Related Risks" - If our common stock is delisted from the NASDAQ National Market, we could lose some market makers and analyst coverage and the market price for shares of our common stock could be adversely affected."

FORWARD LOOKING STATEMENTS

         All statements and information contained in this document other than statements of historical fact, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, and are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate, and which may cause actual results to be materially different from those contemplated by the forward-looking statements. In addition, many phases of the Company's operations are subject to influences outside its control. Any one, or any combination of factors, described under "Risk Factors" or in other sections of this document could have a material adverse effect on the Company's results of operations.

Risk Factors

         Shareholders should consider carefully the risks associated with the ownership of HAXS' common stock. These risks are described in detail below. Shareholders should consider carefully these risk factors, together with all of the other information in this Form 10-K. References to we or our in this section refer to HAXS and its subsidiary, Healthaxis.

Business Related Risks

Because we have a history of operating losses, investors could lose all or a portion of their investment.

         Although we recently sold the assets related to our retail website, which was the cause of the majority of the cash expenditures, we have incurred significant losses and may continue to incur losses into the future. As of December 31, 2000, we had an accumulated deficit of approximately $105.5 million. Our limited operating history as a web-enabling software development company makes it difficult to evaluate our future prospects. Furthermore, you must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. We expect negative cash flow from operations to continue at least through the second quarter of 2001. Negative cash flow could continue if market conditions continue to deteriorate, at which time purchase decisions by our customers may be pushed out beyond our expectations.

If the healthcare industry does not accept our new information technology, or acceptance occurs at a slower pace than anticipated, we may never increase revenues and generate net income.

         We believe that the claims and administration segment of the healthcare industry has historically under-invested in information technology. If the conversion from traditional paper methods to electronic information exchange does not continue to occur, or this conversion occurs at levels below those we currently anticipate, we may not sell a sufficient amount of our products and services to increase revenues and generate net income. In addition, even if industry participants convert to electronic information exchange, they may not elect to use Healthaxis' applications and services.

The loss of one or more of our large clients could result in decreased sales and revenues.

         We expect that UICI and its subsidiaries, which are in the aggregate our largest client, will continue to account for a substantial portion of our total revenues for the foreseeable future. For the year ended December 31, 2000, UICI and its subsidiaries accounted for an aggregate of approximately $27.4 million, or 64% of HAXS' total revenues from continuing operations. HAXS would suffer a decrease in revenues if UICI or its subsidiaries experience financial difficulties impacting UICI's ability to pay Healthaxis for services or if UICI were not to use Healthaxis for the full range of service Healthaxis provides to UICI today.

         Healthaxis' other large client is Digital Insurance, which accounted for 4.9% of HAXS' total revenues from continuing operations, for the year ended December 31, 2000. The loss of one or more of these significant clients, the inability of one of these clients to pay for services rendered, or the failure to generate anticipated revenue from these clients, would result in decreased revenues.

Our competitors may be more successful in attracting customers, which could result in decreased sales, a loss of revenue and a decrease in the value of our common stock.

         Our major competitors include WebMD, Trizetto, ChannelPoint, Selectica, Simply Health, El Dorado, TXEN, a division of Nichols Research Corp., Amisys Managed Care Systems, Inc., a division of HBOC, EbenX and Firepond. We compete with the internal information resources and systems of certain of our prospective and existing clients. These competitors could develop or offer superior functionality with respect to specific or overall applications. Some of our current and potential competitors are larger, better capitalized and have greater financial and operating resources than we do. These competitors may be able to respond more quickly to changes in customer requirements or preferences. They may also be able to devote greater resources to claims processing services or to the development, promotion and sale of their products.

Errors in the application solutions could detract from the reliability and quality of our information systems, which, in turn, could result in decreased sales, a loss of revenue and a decrease in the value of our common stock.

         We devote substantial resources to satisfying the demands of the claims and administration segment of the healthcare industry for a high level of reliability and quality from its information systems. In the course of client acceptance testing, Healthaxis historically has experienced a limited number of application solutions errors. However, application solutions may contain undetected errors. These errors may result in loss of data, a reduction in the ability to process transactions on a timely basis, or loss of, or delay in, market acceptance of Healthaxis' application solutions. We have attempted to limit contractually, and through insurance coverage, damages arising from negligent acts, errors, mistakes or omissions in our application solutions or in rendering the application solutions group's services. However, these contractual protections could be unenforceable or insufficient to protect us from liability for damages in connection with the successful assertion of one or more large lawsuits.

If we are unable to protect our proprietary technology, our competitors could use our proprietary technology to compete against us and our revenues would be reduced.

         Our success depends to a significant extent on our ability to protect the proprietary and confidential aspects of our application solutions and the tradenames associated with them. Our applications solutions are not patented and existing copyright laws offer only limited practical protection. These legal protections afforded to us, or the precautions we take, may be inadequate to prevent misappropriation of our technology or the tradenames associated with our application solutions. Any infringement or misappropriation of our proprietary application solutions or the related tradenames could have the effect of allowing competitors to use our proprietary information to compete against us, or result in costly litigation in order to protect our rights. In addition, these limited protections do not prevent independent third-party development of functionally equivalent or superior technologies, products, or services.

We may be subject to trademark and service mark infringement claims that could result in costly litigation and additional losses or decreased revenues.

         As competing healthcare information systems increase in complexity and overall capabilities and functionality of these systems further overlap, we could be subject to claims that our technology infringes on the proprietary rights of third parties. These claims, even if without merit, could subject us to costly litigation and could command the time and attention of our technical, legal, and management teams to defend. Further, if a court determined that we infringed on the intellectual property rights of a third party, we could be required to:

         o Develop non-infringing technology or tradenames.
         o Obtain a license to the intellectual property.
         o Stop selling the applications or using names that contain the infringing intellectual property.
         o Pay substantial damage awards.

         If we cannot develop non-infringing technology or tradenames, or obtain a license on commercially reasonable terms, any of the above listed potential court-ordered requirements would adversely impact our operations and revenues. Additionally, in December 1998, a third party notified Insurdata Incorporated that it believed Insurdata Incorporated had infringed upon a common law trademark held by such party through its use of the name "Insur-Web" because a similar name is currently being utilized by the third party.

If we are unable to register the service mark "Healthaxis," we will not be able to take advantage of the benefits and protections provided by owning a registered service mark.

         Healthaxis was notified by the US Patent and Trademark Office that it had preliminarily denied registration of the service marks "Healthaxis" and "Healthaxis.com" on the basis of potential confusion with an allegedly similar registered service mark. HAXS is attempting to overcome the U.S. Patent and Trademark Office's preliminary denial by negotiating a consent with the party holding the similar mark. This party has agreed to Healthaxis' registration of these marks. Until the U.S. Patent and Trademark Office approves this agreement, Healthaxis cannot provide any assurance as to whether it will be successful in overcoming the U.S. Patent and Trademark Office's preliminary denial of registration.

Our failure to meet performance standards described in our service agreements could result in additional losses or decreased revenues.

         Many of our service agreements contain performance standards. Healthaxis could fail to meet certain contractual performance standards related to turnaround times, availability, and quality standards set forth in its customer agreements. Our failure to meet these standards could result in the termination of these agreements as well as financial penalties from current clients and decreased sales to potential clients. These penalties range from less than 1% to a maximum of 3% to 6% (for data capture agreements) of the aggregate amount payable under these agreements. If we are unable to maintain performance standards, we may experience decreased sales, decreased revenues, and continued losses.

Our operations outside of the United States may subject us to additional risks, which could result in decreased revenues and a decrease in the value of our common stock.

         We conduct operations related to the conversion of insurance claims information to electronic form in Jamaica through an indirect subsidiary. For the year ended December 31, 2000, HAXS earned 6% of its total revenues from its Jamaican operations. There is less government regulation in Jamaica and there may be more difficulty in enforcing legal rights. Additionally, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability, or diplomatic developments that could affect our Jamaican operations and assets.

         Currently, our Jamaican subsidiary is able to take advantage of the Jamaican labor market which provides competent and inexpensive labor. As of December 31, 2000, our Jamaican subsidiary had 82 employees. If the risks or problems posed by conducting operations in Jamaica require significant financial or managerial resources, or we are forced to relocate these operations, our costs to provide these services would increase and revenues would decrease.

Internet and Insurance Industry Related Risks

If a sufficient number of consumers and insurance payers do not accept the Internet as a medium for health insurance sales and administration, we may be unable to increase revenues and decrease losses.

         If insurance payers do not accept the Internet as a medium for policy sales and claims administration, we may not be able to increase revenues through sales of our application solutions. The health insurance industry's traditional paper-based methods are well established and the industry may be resistant to change.

In order to maintain compliance with applicable insurance regulations, we may need to expend financial and managerial resources which could increase our expenses and reduce the value of our common stock.

         The insurance industry is highly regulated and the regulations that govern our customers are subject to change. Changes in these regulations could require us to expend additional financial and managerial resources to revise our application solutions in order to comply.

         We also face regulatory risk because most of the laws and regulations governing insurance agents contemplate or assume paper-based transactions and do not currently address the delivery of required disclosures or other documents through electronic communications. While the Electronic Signatures in Global and National Commerce Act, or the "E-SIGN Act," recently became law, state and federal regulatory agencies and courts have not yet interpreted it. Additionally, many states and insurance regulatory agencies have not yet enacted laws or regulations that specifically allow for electronic signatures instead of traditional signatures. Until the insurance laws and regulations are revised to clarify their applicability to electronic commerce, or the E-SIGN Act and state electronic signature laws are specifically applied to insurance transactions, our existing and potential customers will face uncertainty as to compliance with these laws and regulations. Until this uncertainty is resolved, our Internet-based application solutions may not be widely accepted in the insurance industry.

In order to remain competitive as an applications solutions provider, Healthaxis must develop software that complies with the Electronic Transactions Sets, Privacy, and Security provisions of the Health Insurance Portability and Accountability Act ("HIPAA").

         Some of the applications solutions we provide to our clients will require modifications in order to achieve or maintain HIPAA-compliance. In addition, certain aspects of Healthaxis' internal operations must become HIPAA compliant. The timing of compliance with HIPAA requirements varies depending upon the applicable rule and effectiveness dates. Although we currently believe Healthaxis will be able to meet all the HIPAA requirements currently published for our internal operations and for our customers, if Healthaxis is unable to deliver applications solutions which achieve or maintain compliance with the applicable HIPAA rules, then clients may move business to applications solutions providers whose systems are or will be HIPAA compliant. If Healthaxis' internal operations are not HIPAA-compliant, then we may also face contractual liability to the extent our contract requires compliance.

Investment Related Risks

Because members of management and UICI own a substantial portion of our common stock, other shareholders will not have the ability to control company actions that may be in their best interest.

         UICI and certain members of HAXS' current management, including Messrs. Ashker and Clemens, own or control approximately 49.7% of HAXS' outstanding common stock at March 23, 2001. Additionally, pursuant to a shareholders' agreement entered into between UICI and certain members of management, including Messrs. Ashker and Clemens, UICI and members of current HAXS management have the right to nominate for election three directors and mutually nominate three additional directors. As a result, UICI and members of current management, acting together, have sufficient voting power to influence the outcome of corporate matters submitted to the vote of shareholders, or are in a position to refrain from taking action favored by unaffiliated shareholders. Those individuals and UICI may make decisions that are not in the best interests of the unaffiliated shareholders.

         In addition, the concentration of ownership in UICI and members of current management could have the effect of delaying or preventing a change in control of HAXS and may eliminate the opportunity for HAXS shareholders to realize a premium over the then-prevailing market price for their shares. Sales by UICI or members of current management of a significant number of shares of our stock could have an adverse effect upon the prevailing market price of our common stock.

Share ownership by current management and UICI may result in the inability of public shareholders to replace current management.

         UICI and some members of current management, including Messrs. Ashker and Clemens, own or control a significant percentage of the outstanding HAXS common stock. In addition, some members of the board of directors, including, Messrs. Ashker and Clemens, by virtue of their positions as trustees of certain voting trusts, currently have shared voting power with the other trustees over 22.4% of HAXS' outstanding capital stock. Acting together, UICI and these individuals will control the nominees for election as directors as well as other matters submitted to shareholders. As a result, public shareholders may be unable to replace current management.

Potential conflicts of interest could arise because some people serve as directors and officers of both HAXS and UICI.

         Various conflicts of interest between UICI and HAXS could arise because persons serving as directors of both HAXS and UICI may have conflicting duties to each entity. Gregory T. Mutz, Chief Executive Officer of UICI, and Patrick J. McLaughlin are directors of HAXS and UICI. The relationship of these two individuals with UICI could also create, or appear to create, potential conflicts of interest when these directors and officers are faced with decisions that could have different implications for UICI and for HAXS. For example, conflicts may arise related to the ongoing relationships between UICI and HAXS related to the nature, quality or pricing of services rendered by HAXS to UICI or sales or distributions by UICI of all or a portion of its ownership interest in HAXS. Given the relationships of these individuals with UICI, their vote on such matters could result in a more favorable resolution to UICI than HAXS.

Because Healthaxis' agreements with UICI have not been subject to arm's-length negotiations, these agreements could be less favorable to Healthaxis than agreements negotiated with third parties.

         As a result of UICI's control of Insurdata Incorporated prior to the merger of Insurdata Incorporated and Healthaxis, none of the terms of Insurdata Incorporated's contracts with UICI and its subsidiaries, including the outsourcing agreement entered into between Insurdata Incorporated and UICI, were subject to arm's-length negotiations between the parties. As a result, these agreements include terms and conditions that may be less favorable to Healthaxis than terms contained in agreements negotiated with third parties. For example, the outsourcing agreement with UICI limits Healthaxis pre-tax profit margin and provides that if Healthaxis charges an unaffiliated third party a rate that is lower than it charges UICI and its affiliates for similar services, UICI and its affiliates would be entitled to receive the lower rate. The outsourcing agreement terminates after an initial term of five years from January 2000. However, at UICI's option, Healthaxis is required to negotiate, in good faith, a three year renewal term prior to the expiration of the agreement. While Healthaxis intends to negotiate the terms of the renewal with UICI upon expiration of the outsourcing agreement and any new agreement thereafter, UICI, as Healthaxis' largest customer and the holder of a substantial amount of HAXS' common stock, could receive terms more favorable to UICI than terms contained in agreements negotiated with third parties.

If our common stock is delisted from the NASDAQ National Market, we could lose some market makers and analyst coverage and the market price for shares of our common stock could be adversely affected.

         Due to a decline in our stock price, we were notified in August 2000 of NASDAQ's intent to delist our common stock from trading on the NASDAQ National Market System. As a result of our appeal, the NASDAQ Listing Qualifications Hearing Panel in January 2001 agreed to stay the delisting provided, among other things, we are able to demonstrate compliance with all of the requirements for continued listing, which include the maintenance of a minimum bid price for our common stock of $1.00. Due to further decline in our stock price, in line with the overall drop in the NASDAQ index, we may be unable to continue to meet this minimum bid requirement. Recently, on certain dates, the bid price of the Company's common stock fell below $1.00. Although we are currently exploring various methods of achieving compliance with this requirement, there can be no assurance that we will meet this requirement, or that the Panel will permit additional time to bring our bid price into compliance with this requirement. If we are delisted, we would likely lose some of the market makers making a market in our stock, as well as coverage by our existing analyst. Further, the Company's efforts to seek new analyst coverage would be significantly impaired and the market price for shares of our common stock could be adversely affected.

Historical Development

         HAXS incorporated Healthaxis in March 1998 for the purpose of selling insurance products on the Internet. The health insurance expertise supplied by HAXS based upon its 100 years of experience as an underwriter of individual health insurance policies was critical in the initial stages of Healthaxis' development as an online insurance agency. HAXS also provided capital resources as well as the initial products sold on the Healthaxis website. During 1998 and 1999, Healthaxis entered into marketing agreements with several Internet portals in order to build Healthaxis brand awareness. During 1999, Healthaxis expanded from 15 to 105 employees, entered into carrier partner agreements with nationally recognized insurance companies to sell products on its website, commenced interactive marketing of its website through agreements with Internet portals, expanded and enhanced its website, and raised capital through several private placements of its securities.

         In December 1998, Healthaxis initiated online insurance distribution through America Online and the World Wide Web through the "soft launch" of one of HAXS' products in 18 states. The objective of the soft launch was to provide a controlled environment through which Healthaxis could minimize service problems in the delivery of insurance products.

         During 1998, the board of directors of HAXS made a strategic decision to sell its insurance underwriting business and focus its capital and managerial resources on e-commerce sales of insurance through Healthaxis. In pursuit of this goal, between December 1998 and November 1999, HAXS sold its traditional insurance businesses in a series of unrelated transactions, including the sale of PILIC to AHC Acquisition, Inc, a company owned by Alvin H. Clemens, a director and the former Chairman and CEO of HAXS. As a result of these sales, at the end of 1999, Healthaxis was HAXS' only operating subsidiary. During 1999, Healthaxis continued to focus on expanding the geographic scope and diversity of the products offered on its website through its carrier partner agreements with nationally recognized insurance companies. Throughout 1999, Healthaxis continued to integrate new carrier partner products on its website and made additional technological enhancements to its website.

         Healthaxis determined that, despite its efforts to hire information technology employees, it would need to outsource certain aspects of the carrier integration process to Insurdata to more rapidly integrate carrier partners on its website. Insurdata Incorporated's expertise in this area highlighted Healthaxis' need to upgrade its technical capabilities to capitalize on the competitive advantage created by rapidly integrating new carrier partners on its website. In August 1999, Healthaxis began negotiations with Insurdata to merge Insurdata into Healthaxis. Healthaxis' reasons for pursuing the merger with Insurdata included the following:

         [ ] Acquire technical expertise. Insurdata had over 300 technology professionals with substantial experience in the workflows applicable to the health insurance industry's business processes. Healthaxis' management believed its technological leadership in the healthcare payer segment of the insurance industry would be invaluable to Healthaxis' growth.

         [ ] Accelerate carrier partner integration process. Management believed Insurdata's technological expertise and staff of information technology professionals were critical to the acceleration of the carrier partner integration process.

         [ ] Increased revenues. Insurdata's revenues were $42.9 million in 1999.

         [ ] Enhance attraction of products and services to insurance payers. Management believed that the addition of the ability to offer an end-to-end, distribution and administration, Internet-based set of services to insurance payers was more attractive to insurance industry participants than just having distribution services.

         [ ] Improve ability to raise capital. Management believed that an established revenue base, seasoned management and significantly greater technological resources would improve Healthaxis' ability to raise capital.

         On December 6, 1999, Healthaxis, Insurdata, HAXS and UICI entered into an agreement and plan of merger that set forth the terms and conditions under which Insurdata was merged with and into Healthaxis. As part of this merger, Insurdata became Healthaxis' application solutions group. The companies completed the merger on January 7, 2000. As a condition to the merger, UICI required Healthaxis to raise at least $55 million in additional capital in order for Healthaxis to implement its business plan. On December 7, 1999, Healthaxis completed a $57.7 million private placement of 3,846,003 shares of its common stock at $15.00 per share to accredited investors, including the purchase of 133,333 shares of Healthaxis common stock by HAXS.

         As a result of the merger with Insurdata and the December 7, 1999 private placement effected as a condition to the merger, UICI became the largest shareholder of Healthaxis holding 43.6% of Healthaxis' capital stock and HAXS' ownership of Healthaxis was reduced to 34.8%. In March 2000, UICI privately placed 2.0 million shares of its Healthaxis common stock with a single institutional investor. As a result of this sale, UICI owned 39.2% of Healthaxis.

         Additionally, in connection with the Insurdata merger, UICI entered into two voting trust agreements, which are described in "Arrangements and Transactions with HAXS and UICI."

         In May 2000, Healthaxis determined that it was in the best interest of the Company to sell the retail website business, since its cash burn rate and limited revenues would make it difficult for the Company to support both the consumer and applications group. Therefore, Healthaxis entered into an agreement to sell the assets related to its retail website to Digital Insurance on June 30, 2000. As a result, the retail website operations have been accounted for as discontinued operations as of the measurement date of June 30, 2000. On September 29, 2000, Healthaxis and Digital Insurance entered into an Amendment to the Asset Purchase Agreement, which amended, among other things, the payment terms in the original agreement. This transaction was consummated on October 13, 2000.

         Under the terms of the Asset Purchase Agreement related to the Digital Sale, as amended, Healthaxis transferred or assigned the assets used in connection with its retail website to Digital Insurance, including:

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

         The terms of the Asset Purchase Agreement required Digital Insurance to pay Healthaxis the following consideration:

         o $500,000 in cash;
         o a promissory note in the amount of $500,000;
         o 11%, on a fully-diluted basis, of the outstanding shares of Digital Insurance; and
         o a portion of Digital Insurance's net commission revenues received by Digital Insurance through the acquired website user interface or an affinity partner.

         Pursuant to the term of the promissory note, the remaining $500,000 will be paid in two installments, due March and July 2001, provided that no installment is required to be paid prior to Digital Insurance's final acceptance of the new version 3.0 of the retail website user interface and Healthaxis' completion of certain software and integration services.

         Under the Asset Purchase Agreement, as amended, Healthaxis has the right, subject to certain restrictions, to maintain its 11% ownership interest in Digital Insurance by purchasing additional securities in any future equity offerings by Digital Insurance.

         Healthaxis and Digital Insurance also entered into a Software License and Consulting Agreement that provides Healthaxis with:

         o A perpetual nonexclusive license to use and sublicense, subject to certain restrictions, the website user interface sold to Digital Insurance;

         o Licensing fees over 30 months of $3.0 million for software owned by Healthaxis that will be used by Digital Insurance in conjunction with the user interface it purchased; and

         o Service fees over 12 months of a minimum of $3.0 million for services relating to customizing, maintaining and upgrading the user interface and other software.

         The fair value of the shares of Digital Insurance common stock received by Healthaxis was determined to be $3,178,000 at June 30, 2000 and is included as an asset on the consolidated financial statements of HAXS. The determination of fair value was based upon previous equity sales by Digital Insurance.

         The sale of the retail insurance operations to Digital Insurance was accounted for as discontinued operations as of June 30, 2000. Accordingly, the loss on the sale of the retail insurance operations, which amounted to $2.3 million, and the loss from operations through the date the Digital Sale was completed, October 13, 2000, which amounted to $6.3 million, were recorded by Healthaxis in the financial statements for the year ended December 31, 2000.

         On February 15, 2001, Healthaxis sold Healthaxis.com Insurance Services, Inc, its insurance agency subsidiary, to Digital Insurance for $15,000. Healthaxis.com Insurance Services, Inc., either directly or through its agency employees or wholly owned subsidiaries, is licensed with state insurance departments to sell insurance and receive commissions from the sale of insurance.

        Since completion of the Digital Sale, Healthaxis has focused primarily on its core business of providing Internet based technology solutions and services to both healthcare payers and those entities involved in the distribution and administration of health insurance and will no longer be an Internet-based insurance agency.


Health Insurance Industry

         The health insurance industry represents one of the largest segments of the U.S. economy. In 1996, the last year for which industry figures are available, the Health Insurance Association of America reported that total premium revenues for commercial insurers, Blue Cross and Blue Shield plans, self-insured plans, and HMOs equaled approximately $334 billion. These insurance payers collectively provided health insurance coverage to 90% of those who purchase private insurance. The remainder of the population was either uninsured (roughly 43 million persons) or covered by a government program such as Medicare or Medicaid.

         Plan Administration. Healthcare plan administration involves providers, payers, managed care organizations, reinsurance carriers, preferred provider organizations, medical and dental claim review staffs, employers, and employees. Unlike other insurance types, healthcare insurance administration results in extensive interaction between the consumer, the provider, and the insurance carrier due to the high number of claims submitted. Each of these participants must be able to share, process, and access data in order to perform their respective roles in the healthcare system. However, the fragmentation within the healthcare industry complicates this task.

         It is estimated that over $250 billion each year is wasted through redundant procedures and excessive administrative costs. As the overall healthcare industry has increased in size and complexity, the burden of gathering, processing, and managing the approximately 4.6 billion claims generated each year has led to significant administrative bureaucracies, inefficiencies, and, consequently, increasing costs. This burden, coupled with the fact that the industry has historically under-invested in information technology, has placed increasing strains on the profitability of the overall industry as pricing pressures and other competitive factors have compressed margins. Recent industry reports conclude that the health insurance industry is 10 to 15 years behind other transaction-intensive industries, such as the airline and banking industries, in its use of information technology. This failure to effectively utilize currently available technology is reflected in the higher transaction processing costs incurred within the health insurance industry. HAXS believes that the estimated total cost to process a paper-based healthcare claim is up to $20.00, versus $5.00 for electronic ones, and less than $1.00 for a banking transaction.

         HAXS believes that the healthcare industry has historically under-invested in information technology due to the limited suitability of existing technological platforms for addressing the needs of the industry. The high degree of interaction and the large volume of transactions among healthcare providers, insurers, and managed care companies, independent administrative service organizations, employers, and employees does not lend itself to traditional client-server or mainframe environments. These systems, which are designed to operate with dedicated networks, are generally not suited for interfacing among a number of unrelated external users on a cost-effective basis. HAXS believes the Internet, which facilitates the rapid deployment of information and provides for cost-effective access to an unlimited number of users, represents the next phase in the evolution of healthcare information technology. Due to the transaction-intense nature of healthcare insurance, and consumer's interest in learning more about these transactions, HAXS believes the online consumer will demand Internet access to healthcare eligibility information, claims status, and provider information.

Business Strategy

         Healthaxis' strategy is to continue to focus on leveraging its software development strengths to provide advanced technology solutions to health benefit administration distribution and payer organizations. The Company provides integrated proprietary application solutions that utilize the Internet to address the workflow and processing inefficiencies embedded in the healthcare insurance industry. The software provided by Healthaxis enables carriers, independent entities that administer claims processing and payment, and large and small group employers to reduce inefficiencies and costs, improve customer service through the use of online benefits enrollment and administration services, and develop new market opportunities by using technology as a competitive advantage. These application solutions increase the efficiency of a client's operation by eliminating paper-based processes and improving the client's ability to capture, process, and share data with plan members and other industry participants within the healthcare system. This includes providers, payers, managed care organizations, agents and brokers, employees, and employers. Healthaxis also offers related systems integration, technology management, and data capture services to these same customer groups.

         The Company has segmented its markets into four groupings, per the chart below, and its delivery solutions into four principal product areas -- Distribution Solutions, Eligibility Management, Claims Administration, and Connectivity. Each market grouping will have a designated sales team that understands its particular market's needs. Each product area will have a product manager to ensure that the company's capabilities are positioned competitively in the market and are being constantly enhanced to ensure continued value adding solutions to our customers' changing demands.

                         Current Product / Market Matrix

-----------------------------------------------------------------------------------------------------------
                                                                             Inter-             Major
          Product/Service                Carriers           TPA's           Mediaries         Employers
-----------------------------------------------------------------------------------------------------------
Distribution Solutions
Insur-Retail                                 X                                  X
Insur-Broker                                 X                                  X
Insur-Rate                                   X                                  X
-----------------------------------------------------------------------------------------------------------
Eligibility Management
Insur-Enroll                                                  X                 X                 X
Web Self-Service                             X                X                 X                 X
Insur-Admin                                                   X                 X                 X
-----------------------------------------------------------------------------------------------------------
Claims Administration
Insur-Claims                                                  X                                   X
Insur-Image                                  X                X
-----------------------------------------------------------------------------------------------------------
Connectivity Solutions
Insur-Web                                    X                X                 X                 X
HIPAA-Axis                                   X                X                 X                 X
-----------------------------------------------------------------------------------------------------------
Professional Services                        X                X                 X                 X
-----------------------------------------------------------------------------------------------------------

         HIPAA offers Healthaxis a unique opportunity to leverage its understanding of the health insurance market and its processes, its existing technology strategy, and its understanding of Microsoft(R)'s BizTalk(R) and
 .Net(R) connectivity capabilities. Healthaxis will make this a cornerstone of its solution offerings.

         Strategic alliances will be a key component of the overall strategy. Through partnering with others with complementary strengths, the Company plans to offer broader and deeper solutions to its customers.

         In the short term, Healthaxis also is focused on becoming cash flow positive and generating operating profits. Its strategy to achieve these goals focuses on leveraging existing customer relationships, becoming more visible at relevant health care forums, developing a more dynamic website, and building a sales force to grow the top line. The Company also has implemented an aggressive cost containment program to better manage expenses.

Revenue Model

         HAXS derives a variety of recurring revenue streams through multi-year or annually renewable contracts with its clients for its proprietary applications. These contracts generally include an up-front payment intended to recoup certain start-up costs incurred by Healthaxis in serving new clients. Typically, these costs are associated with converting the client's existing system, training, and other costs incurred to tailor a specific solution for a client. The principal revenue obtained from these contracts is a per-transaction fee, the unit of measure that varies based upon the particular application solution. Some applications are priced on a per-employee per-month basis or on a per-member per-month basis while others are on a per-image and per-transaction basis. Certain software products may be licensed on a one-time or incremental payment basis. In addition to the base license, an annual maintenance fee may be charged for the contract term. Healthaxis charges its clients for its systems integration and technology services on a time and materials basis. Healthaxis also charges its clients for its data capture services where it converts the client's data from a paper-based format to an electronic format, on a per-claim basis.

Products and Services

         Healthaxis is a provider of proprietary applications that address the specific processing needs of the administration and distribution segments of the healthcare insurance industry in an efficient and cost-effective manner. Healthaxis, through its state-of-the-art applications, provides real-time interaction with plan documents, enrollment and applications, and access to personalized eligibility and claims data via the Internet and Interactive Voice Response technology. These Internet-enabled business applications enhance the transaction process and streamline the flow of information amongst the many systems employed by various constituents including payers (insurance carriers and managed care organizations), administrators (third party administrators, benefit administrators and consultants), reinsurance carriers, self-funded organizations, insurance agents and brokers, employers, providers, and consumers (members and employees). Healthaxis' business solutions include the automated capture, imaging, storage, and retrieval of electronic claims, attachments, and related correspondence. In addition, Healthaxis offers related systems integration, technology infrastructure management, application customization, and user-centric architectural and graphical design.

Business Applications

         Insur-Retail. Insur-Web's dynamic retail application for direct sales of both individual and small group products is supported by a powerful product rating and comparison engine. Insur-Retail provides online discovery, quoting, plan comparisons, and electronic application submission directly to underwriting. Fulfillment material can then be accessed via the Internet. The system's visual interface is completely adaptable to the customer's unique "look & feel" and is easily co-branded to support strategic partnerships.

         Insur-Broker. Insur-Broker is a web-based system that provides online applications for individuals and group plans, real-time electronic enrollment capabilities, fully automated quote and proposal functionality, and a host of online resources to support the broker distribution channel. Insur-Broker web-enables the traditional sales distribution process and in doing so makes it easier for brokers to do business with plan sponsors thus providing organizations with a unique competitive offering and an advantage in retaining their current brokers and expanding their distribution base.

          Insur-Rate. Insur-Rate is a unique rating and product comparison engine that produces consistent rate quotes across multiple web- or legacy-based systems from a single source. The system can easily provide a healthplan's entire distribution base with access to a single online rating system for both individual and group products. Insur-Rate is fully scaleable, designed to support any number of carriers or products that will accurately match plan rates, down to the penny.

         Insur-Enroll. Insur-Enroll is an Internet and interactive voice response-based enrollment and eligibility system, that provides employees with the ability to enroll themselves in their company's pre-determined health plans and, when necessary, to administer their own eligibility and life event changes. Insur-Enroll supports an unlimited number of benefit plans including health, dental, life, vision, accident and disability, as well as medical and dependent care flexible spending accounts. Using employee-specific demographic information, Insur-Enroll automatically computes coverage levels and pre- and post-tax deductions. A least-cost routing feature allows Insur-Enroll to forward customized forms and confirmation statements to employees automatically through e-mail, fax, or regular mail. Healthaxis believes that less than 10% of plan enrollments are executed using the Internet and that this number will increase to over 60% within the next several years. Healthaxis believes that the utilization of the Internet for enrollment services presents a significant cost saving opportunity to insurers, benefit administrators, self-administered groups, and employers.

         Web Self-Service. Through Insur-Web, plan members, employees, employers, and providers can have direct access to plan documents and personalized benefits information via a secure online personal space. Within their personal space, members and employees have access to their coverage summary, eligibility and claims status, EOBs, provider directories, plan change forms, and the ability to track their deductible and FSA accounts. The system also provides members with secure communications directly to their plan's customer service center via e-mail. Web Self-Service provides employer groups with the same functionality that is provided to their employees such as eligibility and claims status inquiry, plan documents and directories, plan change forms, and more. In addition, employers can view eligibility and claim experience reports via the Internet or download data to spreadsheets for further analysis, thereby eliminating a significant portion of printing and postage costs.

         Insur-Admin. Insur-Admin is a comprehensive benefits administration system that features enrollment, group and individual billing, and premium collection and reconciliation for independent entities that administer claims processing and payment including insurers, self-administered groups, health plan network managers, and healthcare purchasing cooperatives. Insur-Admin accommodates both interactive and batch enrollment for a wide spectrum of coverages. It allows organizations to track an infinite number of divisions, subdivisions, locations, health classifications, and work groups. Insur-Admin interfaces with a plastic card production system thereby reducing the time required to produce identification cards. Insur-Admin manages all aspects of the

Consolidated Omnibus Budget Reconciliation Act ("COBRA") including calculating and collecting COBRA premiums, tracking qualifying events, and issuing rights and qualification letters and billing coupon books. The system performs HIPAA compliance activities including capturing prior coverage credit days and issuing HIPAA certificates upon termination of coverage. Insur-Admin also manages medical and dependent care flexible savings accounts. By integrating Insur-Admin with Healthaxis' Insur-Web, Insur-Image, and Insur-Voice applications, clients achieve enhanced workflow efficiencies. Insur-Admin can be implemented in a stand-alone mode or integrated with Healthaxis' claim payment system, Insur-Claims. This system has been in service for more than five years.

         Insur-Claims. Insur-Claims is a comprehensive paperless claim processing system for health, dental, vision, short-term disability, executive reimbursement, and medical and dependent care flexible spending accounts. A rules-based approach allows Insur-Claims to be fully customized which allows the system to handle complex benefit structures and provider reimbursement arrangements. Through user-defined rules and batch processing, Insur-Claims can achieve auto-adjudication rates of up to 50% for medical claims and up to 90% for dental claims. The system has extensive preferred provider organization capabilities and can easily perform preferred provider organization repricing functions which further increases the efficiency of the system. Insur-Claims is utilized by independent entities that administer claims processing and payment, insurers, and self-administered groups. Insur-Claims also facilitates utilization management including pre-certifications, referrals and authorizations, re-bundling and unbundling edits, and 1099 and tax processing. Insur-Claims also accepts electronic data interchange or "EDI" transactions. Insur-Claims can be integrated with Healthaxis' Insur-Web and Insur-Voice applications to provide on-demand access to benefit coverage information such as enrollment and claim status either through the Internet or over the telephone. This system, combined with Insur-Voice, also enhances the ability of customer service representatives to assist consumers by automatically routing and displaying customer-specific data to a customer service representative upon receipt of a phone call. This system has been in operation for more than five years.

         Insur-Image. Insur-Image is a seamless scanning, optical character recognition, and data verification workflow system specifically engineered for claims processing that enables payers to create a paperless environment. Healthaxis uses Insur-Image claim forms to capture claims, attachments, and related correspondence, in digital form. Insur-Image contains a form identification process that automatically identifies the type of claim form and routes it to the appropriate next step in the workflow process, thereby eliminating the need for manual pre-sorting. The image is then processed by an optical character recognition/intelligent character recognition engine. The engine extracts the data from the claim image, thereby minimizing the need for manual data entry. Insur-Image then applies a data verification technology known as Sorted Character Image Verification, to significantly increase data accuracy and measure quality. Insur-Image provides long-term archival image storage, thereby eliminating the need, costs, and inefficiencies associated with the filing and storage of documents and the risk of misplacing or losing them. The system's retrieval capabilities increase efficiency and reduce expenses. Management believes that the speed and accuracy of its Insur-Image application gives Healthaxis a unique competitive advantage in the industry. Insur-Image can be used in conjunction with Healthaxis' Insur-Claims system, or can be integrated with an organization's existing claims processing system. This system has been in service for more than five years.

         Insur-Web. Insur-Web, Healthaxis' web-enabling technology, provides an Internet gateway for Healthaxis' other proprietary business applications as well as clients' legacy systems. This advanced technology makes it possible for healthcare organizations to securely import and export non-HIPAA-compliant data and quickly convert it into a compliant transactional format when transmitting electronic data across entities. Organizations can save a significant amount of time and money by avoiding the need to reprogram or replace existing systems in order to comply with emerging regulatory standards and to take advantage of the power of the Internet. In addition to password protection, Insur-Web employs firewalls, logging tools, encryption technology, and virus detection software packages that are designed to prevent unauthorized access.

         HIPAA-Axis. HealthAxis has taken the necessary steps to both ensure internal HIPAA compliance, and to bring to the marketplace, a technology tool kit that will support the payer community in their efforts to comply. The Company has appointed a compliance officer, a privacy officer and a security officer. The assessment with respect to Rule 1 - Transactions, has been conducted and remedial activity is underway. As each rule is released, assessments will be completed and remedial action will be undertaken.

         Healthaxis retains physical and operational control of its proprietary applications which allows Healthaxis to cost-effectively perform application system maintenance and upgrades as all clients utilize the same version of each application. In addition to reducing the costs associated with tracking and distributing application versions, Healthaxis does not incur expenses associated with supporting multiple versions of the same application. Management believes that this approach also reduces the administrative burden on the client, thereby increasing overall client satisfaction.

Business Services

         Electronic Data Capture and Imaging Services. As a valuable service to Insur-Claim as well as other clients, Healthaxis performs imaging or data capture outsourcing services to efficiently convert paper transactions in the form of healthcare claims into electronic transactions. As a complement to its imaging services, Healthaxis also provides mailroom services whereby Healthaxis receives and sorts incoming healthcare claim forms prior to imaging. Processing paper-based claims is inherently inefficient and time-consuming. Paper claim forms undergo several processes from the time they are received and sorted in the payer's mailroom to the time the relevant data is captured and entered into the payer's system. These cumbersome processes, coupled with the high volume of claims processed by typical payers, result in a significant and expensive administrative burden on payers. We perform comprehensive insurance/healthcare-specific data validations as well as edits performed against the customer rule-sets and eligibility/provider files. Healthaxis guarantees a 99% accuracy rate of all claim data captured and a maximum turnaround time of 48 hours for all incoming data.

         Healthaxis' electronic data capture and imaging services are provided on a per-image basis. Healthaxis provides these services pursuant to multi-year or annually renewable contracts. Claims capture is a vital component of efficient healthcare administration. This service complements all other products and services. In addition, it provides a good entry point with new carrier clients and provides cost efficiencies.

         Healthaxis utilizes a combination of advanced technology and strong management practices in favorable labor markets in the rural U.S. and Jamaica to efficiently capture and convert large volumes of claims. The resulting data is downloaded to the client's internal claims adjudication database or, for those clients utilizing Healthaxis' claim processing solutions, to Healthaxis' data center for adjudication and payment. Healthaxis offers these services to its clients on a per-claim or per-image basis.

Technical and Professional Services

         Through its systems integration and technology management services, Healthaxis provides cost-effective design, development, and implementation of application solutions for payers. These services can be supplied independently or as a complete package in which Healthaxis assumes complete responsibility for the client's information technology operation as is, and, where appropriate, converts the client to Healthaxis' systems. These services are provided to Healthaxis' clients on a time and materials basis.

         o Application System Management (ASM). As an ASM, Healthaxis assumes total responsibility for managing a client's application software portfolio - both custom and commercial "off-the-shelf" software.

         Systems Integration. Healthaxis' Systems Integration Services builds high-performance, cost effective information technology solutions for healthcare organizations. We design, develop, and implement solutions composed of custom software, package-based application software, and hardware and communications technologies.

         Information Architecture and Graphic Design Services. Through its in-house information architecture and graphic design departments, Healthaxis designs custom user experiences to support the complex technological needs that represent the customer's business goals and processes, while appearing simple and easy to use. Through user studies and in-person focus groups, we incorporate the input of an organization's customers and then draws on our knowledge in the fields of Human-Computer Interaction (HCI) and Cognitive Science. When we combine that knowledge with the direct customer input, we are able to design truly appropriate and highly utilized systems resulting in high ROI for our customers.

         Management Practices. Healthaxis applies strong management practices to the systems delivery process through its proprietary Insur-Method software development and systems integration life cycle methodology. Insur-Method is a standardized set of methods and techniques utilized to ensure successful delivery of projects in a timely and cost-effective manner and in accordance with client specifications. Insur-Method encompasses all phases of project development. This includes planning, from business analysis through reengineering where applicable, development, from programming to implementation, and technology integration. Insur-Method also encompasses project management through a detailed budgeting process. Healthaxis also utilizes Insur-Method in its applications maintenance services to manage application upgrades, track service levels and measure programmer productivity and maintenance costs. These services are provided exclusively to the healthcare administration industry and are generally provided in connection with one of the proprietary applications. By focusing on healthcare administration, Healthaxis believes it can bring greater value to clients.

Technology Development

         Healthaxis has an internal technology unit led by the Chief Technology Officer. This unit is designed to support the operating units and clients through continuing research, development, evaluation, and implementation of new technologies. Healthaxis uses a team approach throughout the development phase of new products and product enhancements that involves the active participation of Healthaxis' other business units in the early stages of development. This early involvement is essential to the development and successful implementation of effective technology solutions.

         In addition to project-specific tasks, Healthaxis' technology unit continues to enhance Healthaxis' proprietary applications and to develop and test new solutions, including the testing and analysis of applications available in the market. Healthaxis' advanced technology unit is involved in research and development in seven core technology areas: web services, workflow, transaction processing, database services, indexing services, communication, and connectivity.

Clients

         As of December 31, 2000, Healthaxis had a total of 37 clients, including nine UICI entities, which include insurance carriers, independent entities that administer claims processing and payment, Blue Cross/Blue Shield organizations and self-administered employers. Contracts with these payers are for a multi-year (generally three-year) term with annual renewals thereafter.

         Healthaxis' business model of offering its proprietary applications on a transaction basis, plus the difficulty of migrating to a new system, makes it administratively and economically burdensome for such clients to switch to a competitor. As a result of this model, and a generally high level of client satisfaction, Healthaxis has enjoyed long-term client relationships. See "Risk Factors - Business Related Risks - The loss of one or more large clients could result in decreased sales and revenues."

         As a result of the former parent-subsidiary relationship between Insurdata and UICI, Insurdata has historically derived a large percentage of its revenues from UICI and its subsidiaries. UICI and its subsidiaries are currently Healthaxis' primary client for its system integration and technology management services. Healthaxis believes that the percentage of the revenues attributable to UICI and its subsidiaries will decline as Healthaxis' marketing efforts expand the base of external clients. For the year ended December 31, 2000, UICI and its subsidiaries accounted for approximately 64% of Healthaxis' total revenues. See "Risk Factors --Business Related Risks - The loss of one or more of Healthaxis' large clients could result in decreased sales and revenues."

         In addition to UICI and its subsidiaries, one client, Digital Insurance, accounted for 4.9% of Healthaxis' revenue during the year ended December 31, 2000. Digital Insurance is also a related party by virtue of Healthaxis owning 11% of Digital Insurance's common stock.


Sales and Marketing

         In late 2000, Healthaxis hired a Senior Vice President of Sales and Marketing who is charged with creating focused efforts on gaining increased market share and marketing programs to provide visibility among the industry groups where Healthaxis will market its solutions.

The focus of the group is to:

         o Increase the number of new customers, while maintaining high customer satisfaction within the existing customer base.
         o Leverage the relationship with Digital Insurance to gain entry into a broader customer base o Recruit and employ top sales professionals.
         o Segment the market to focus marketing, sales, and development efforts on specific business problems requiring solutions in that segment.
         o Develop strategic alliances with targeted potential partners that enable Healthaxis to quickly distribute our solutions to a specific expanded customer base.

     Healthaxis' marketing efforts are being redirected to penetrate prospective targeted customers by offering solutions that can increase their market share or increase customer loyalty. Healthaxis is also focusing on public relations and trade shows to generate awareness as well as peer-to-peer exposure for senior executives.

         During 1998 and 1999, Healthaxis entered into numerous marketing and alliance agreements related to the discontinued retail website operations. During 2000, these agreements were either canceled, expired, or transferred to Digital Insurance in connection with the sale of the retail website.

Intellectual Property and Technology

         Patent, Trademark, and Copyright Protection. Healthaxis' ability to compete is dependent to a significant degree upon its proprietary systems, technology, and intellectual property. Healthaxis relies upon a combination of trademark, copyright, confidentiality agreements, and trade secret laws, as well as other measures to protect its proprietary rights. Healthaxis does not have any patents or patent applications and currently does not plan to file any patent applications. Healthaxis has registered the name "Healthaxis.com" with Internic, a private corporation organized by the U.S. government that administers Internet domain names. Healthaxis has applied for registration of the service marks "Healthaxis.com" and "Healthaxis" with the U.S. Patent and Trademark Office. Healthaxis was notified by the U. S. Patent and Trademark Office that it had preliminarily denied registration of the service marks "Healthaxis" and "Healthaxis.com" on the basis of potential confusion with an allegedly similar registered service mark. Healthaxis is attempting to overcome the U.S. Patent and Trademark Office's preliminary denial by negotiating a consent with the party holding the similar mark. Subsequent to year end, this party has agreed to Healthaxis' registration of these marks. Until the U.S. Patent and Trademark Office approves this agreement, Healthaxis can not provide any assurance as to whether it will be successful in overcoming the U.S. Patent and Trademark Office's preliminary denial of registration. Healthaxis has applied for or registered the following trademarks with the U.S. Patent and Trademark Office: Insur-Web, Insur-Voice, Insur-Image, Insur-Enroll, Insur-Admin and Insur-Claims. Healthaxis has determined not to file applications for these marks in foreign countries at this time. Healthaxis' sales materials, content, and software are protected by copyright.

         In December 1998, a third party notified Insurdata that it believed Insurdata had infringed upon a common law trademark held by such party through its use of the name "Insur-Web" because a similar name is currently being utilized by the third party. Healthaxis does not believe that its use of the name Insur-Web constitutes an infringement of this party's rights and intends to defend itself against any infringement claim asserted. No assurance can be given as to whether Insurdata will ultimately prevail in any action that may be brought by this party. See "Risk Factors - Business Related Risks - If we are unable to protect our proprietary technology, our competitors could use our proprietary technology to compete against us and our revenues would be reduced."

         The source code and design of Healthaxis' software will be protected by Healthaxis through applicable trade secret law. Healthaxis also uses confidentiality agreements with its employees to further protect its source codes and software.

         Third Party Technology, Website Ownership and Maintenance. Healthaxis relies on a variety of technology that it licenses from third parties, including its database and Internet server software. Web design and maintenance are currently performed by in house technicians to permit Healthaxis to maintain control over its Internet platform. Healthaxis anticipates updating its website on an ongoing basis.

         The satisfactory performance, reliability and availability of Healthaxis' website, transaction processing systems, and network infrastructure is important to Healthaxis' reputation and assists in attracting and retaining customers. Healthaxis will continually review and seek to upgrade its technical infrastructure and provide for certain system redundancies and backup power to limit the likelihood of failure.

         Website Technology. The technology supporting the website itself consists of a scalable three-tier architecture in a fully load balanced environment using redundant Compaq servers running Microsoft Windows 2000. Healthaxis' applications are specifically designed for the website and are written in COM+ and Active Server Pages. Healthaxis has used RAID technology to provide a greater degree of reliability for data contained in its SQL 7 databases. Our site is hosted in North Richland Hills, Texas. The infrastructure, web applications software, and the web servers are owned by Healthaxis. Healthaxis continually monitors website statistics, network performance, and service levels.

         Back End Processing Technology. Healthaxis has created a management information system operating on a Microsoft Enterprise Platform. Healthaxis' systems have back up and recovery programs in place. Healthaxis uses multiple web servers within a single site.

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

         Web Technologies. The technology supporting Healthaxis' Web services are based on a distributed computing environment relying primarily on Microsoft technology platforms. Web servers are based on Internet Information Server 5.0, middle tier business logic is placed in COM+, and databases are based on Microsoft SQL Server 7.0. The current computing platform consists of over 50 NT servers. Additional software utilized includes workflow and print tools from JetForm. PDF technology has been licensed from Active4 Technologies.

         DataCenter Core Processing Environment. Healthaxis also has connectivity to several back end computing environments. The main data center utilizes 2,000 square feet in a North Richland Hills, Texas facility which has an un-interruptable power supply system containing both diesel and battery power. The facility houses the following processing equipment and systems:

         o 16 IBM RS6000 processors running AIX (ranging up to the H70 class computing platform)
         o 50+ NT servers from Compaq

All NT server equipment is from Compaq and all production servers are Proliant class servers configured with RAID (or mirroring), dual LAN connectivity, and redundant power supplies. All networks are switched with Cisco Catalyst multi-gigabit switching. Internet firewall technology is based on Cisco PIX firewalls and Cisco equipment is also used as the standard for wide area network routing.

A 500 square foot secondary facility is maintained at the corporate office location in Irving, Texas that serves as the primary recovery facility and has an un-interruptable power system with both diesel and battery backup. It has multiple network connections to both external service providers and to the North Richland Hills facility. Off-sight disaster recovery is through Comdisco. All critical data is backed up and stored at an offsite facility in the Dallas area.

Competition

         Healthaxis believes it has an advantage over its competitors by providing its clients with a variety of conveniently packaged solutions, available all in one convenient place. The principal competitive factors are the breadth and quality of system and product offerings, features and functionality, service and support, processing capacity, and the ability to successfully develop and deploy product improvements. Healthaxis believes that Healthaxis' major competitors include WebMD, Trizetto, ChannelPoint, Selectica, Simply Health, El Dorado, TXEN, a division of Nichols Research Corp., Amisys Managed Care Systems, Inc., a division of HBOC, EbenX and Firepond. See "Risk Factors -- Business Related Risks - Our competitors may be more successful in attracting customers, which could result in decreased sales, a loss of revenue and a decrease in the value of our common stock."

Privacy/Security Issues

         Healthaxis believes a significant barrier to the popularity or acceptance of online insurance sales and communications is the secure transmission of confidential information over public networks. Healthaxis retains confidential client and patient claim information at its data center. Computer viruses, break-ins, or other security breaches could lead to misappropriation of personal or proprietary information. These security breaches can also cause interruptions, delays, or cessation in service to Healthaxis' customers. Healthaxis relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as names, addresses, social security numbers, consumer credit card numbers, and claims information. Healthaxis carries general liability insurance (including errors and omissions coverage), but Healthaxis' insurance may not be adequate to cover all costs incurred in defense of potential claims.

Regulation

         Internet Related. Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as copyrights, privacy, pricing, sales taxes, and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet growth or expose companies engaged in business on the Internet to regulation or restrictions on the content available on their websites. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty at this time. In addition, current or new government laws and regulations, or the application of existing laws and regulations, including laws and regulations governing issues such as property ownership, content, taxation, defamation, and personal injury, may expose companies engaged in business on the Internet to significant liabilities.

         Health Insurance Portability and Accountability Act of 1996. HIPAA legislation and rule-making is expected to have a significant impact on applications solutions and technology companies servicing the healthcare industry. HIPAA seeks to advance the improvement and efficiency of administrative and financial issues affecting the health care industry by standardizing the electronic exchange of administrative and financial data additionally mandating the protection, security, and privacy of transmitted and stored data. Healthaxis expects compliance with the final rules. Implementing HIPAA will be required between late 2002 and early 2003.

         Healthaxis recognizes that its clients and their customers will expect and demand that Healthaxis' systems are "HIPAA-compliant." To that end, Healthaxis has consistently monitored the proposed rules and maintained a state of readiness to deal with implementation of necessary changes, policies and procedures as the rules become applicable.

         Among other things, Healthaxis has developed a HIPAA Compliance Implementation Strategy Project Plan and has designated a Privacy Officer. Healthaxis will carry out this plan to ensure that its systems and operations are fully compliant with all the requirements to be contained in the final rules and as applicable to Healthaxis. Our systems and our operations will be HIPAA compliant on or before the compliance deadlines as described above.

         Insurance Related. As a result of the business activities previously conducted by Healthaxis' website, Healthaxis organized Healthaxis.com Insurance Services, Inc., a Pennsylvania corporation, which has also organized subsidiary companies in four states. Healthaxis.com Insurance Services, Inc., either directly or through its agency employees or wholly-owned subsidiaries, is licensed with state insurance departments to sell insurance and receive commissions from the sale of insurance in all 50 states and the District of Columbia. As a licensed agency, Healthaxis.com Insurance Services, Inc. is subject to the regulation and examination by the Insurance Departments or commissions in the states in which Healthaxis.com Insurance Services, Inc. is licensed. Healthaxis, either directly or through wholly-owned subsidiaries doing business in certain states, is subject to the laws and regulations of such insurance departments where such laws and regulations are primarily intended to benefit purchasers of insurance and generally grant supervisory agencies broad administrative powers, including the power to restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, censures and fines. Advertisements in connection with insurance products sold through Healthaxis' website are regulated by state insurance departments and commissions. Healthaxis sold Healthaxis.com Insurance Services, Inc. to Digital Insurance on February 15, 2001 for $15,000.

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

         Certain jurisdictions also have enacted so-called "any willing provider" laws which may decrease the demand for managed care plans. Healthcare industry participants may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments, including investments in Healthaxis' applications and services. Healthaxis is unable to predict whether, or in what form, these proposals will be enacted or the specific effects these proposals will have on Healthaxis' business.

Executive Officers Who Are Not Also Directors

         John M. Carradine, age 42, has been Treasurer and Chief Financial Officer of HAXS and Healthaxis since March 2001. Prior to such time, Mr. Carradine served as Chief Financial Officer and a director of Micrografx, Inc. from 1998 to 2001, a publicly traded $40 million software development and services company with operations in the United States, Europe, Japan, and Australia, where he was responsible for worldwide financial and administrative functions including all finance and accounting, technology operations, planning and investor relations. Prior to Micrografx, Mr. Carradine served as Vice President of Finance and Chief Financial Officer of Intellicall, Inc. from 1990 to 1998, an American Stock Exchange listed manufacturer and provider of telecommunications products and services both in the United States and overseas. Mr. Carradine began his career with Arthur Young and Company as an Auditor from 1980 to 1983, and subsequently served from 1983 to 1990 as Treasurer for Computer Language Research, Inc., a provider of software and data processing services.

         Richard Grehalva, age 50, has been Senior Vice President of HAXS and Healthaxis since November 2000. Prior to joining HAXS Mr. Grehalva served as Senior Vice President, Global Sales and Marketing for Satyam Computer Services Ltd. from November 1998 to November 2000. Prior to such time from February 1979 to October 1998 he served in various positions for Computer Sciences Corporation, most recently as the Vice President and General Manager Payer of Application Solutions for the Healthcare group.

         John Wall, age 35, has been Vice President and Chief Technology Officer since 1998. From 1996 to 1998, Mr. Wall served as Chief Technical Officer for BT Systems Integrators (BTSI), a provider of imaging and information management solutions. Prior to joining BTSI, Mr. Wall served as Senior Technical Analyst from 1995 to 1996 for Georgia Pacific. From 1986 to 1995, Mr. Wall served first as Systems Engineer and then as Technical Manager at Dana Corporation.

         Michael G. Hankinson, age 44, serves as Senior Vice President, General Counsel, and Secretary of HAXS and Healthaxis. He has served as Vice President, General Counsel and Assistant Secretary of HAXS since April 2000. He has been the Vice President and General Counsel of Healthaxis since April 1999. He became Secretary of Healthaxis in November 1999 and Senior Vice President in September 2000. Prior to joining Healthaxis, Mr. Hankinson served as Senior Vice President, Secretary and General Counsel with Gramercy Insurance Co. from September 1992 to June 1998. Prior to such time, Mr. Hankinson was an environmental attorney with Olin Corporation from 1991 to August 1992 and an Instructor in Management in the College of Business Administration at Fairleigh Dickinson University from August 1986 to August 1992.

         Anthony R. Verdi, age 51, was the Chief Financial Officer and Treasurer of Healthaxis from November 1999 to March 2001. Mr. Verdi was Chief Financial Officer and Treasurer of HAXS from April 2000 to March 2001. He also served as Chief Operating Officer of HAXS and subsidiaries from December 1997 to January 2000. He served as President of PILIC from December 1998 through October 1999 and as Treasurer and Chief Financial Officer of HAXS and subsidiaries from 1990 through 1997. Prior to 1990, he was Vice President and Controller of Inter-County Hospitalization Plan Inc. and he served as Assistant Controller for Academy Insurance Group Inc. from 1971 through 1986.

Employees

         As of March 12, 2001, the Company had 690 employees, including 450 full-time professional employees, 189 full time data capture employees and approximately 51 part-time data capture employees. None of Healthaxis' employees is represented by a labor union or collective bargaining agreement. HAXS considers its employee relations to be good.

         HAXS' future success depends upon the ability of its current executive officers to establish clear lines of responsibility and authority, to work effectively as a team, and to gain the trust and confidence of its employees. HAXS' future success also depends on its ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, marketing and consumer service personnel. Competition for technically skilled personnel is intense, but HAXS will continue its efforts to attract, integrate, and retain sufficiently qualified personnel, including software developers and other technical experts. All employees and officers are employed by HAXS on an "at-will" basis for no designated period of time.

Relationship with UICI

         UICI offers insurance (primarily health and life) and selected financial services to niche consumer and institutional markets. UICI issues health insurance policies, covering individuals and families, to the self-employed, association group and student markets. UICI offers a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. UICI markets these higher deductible products through "dedicated" agency sales forces comprised of independent contractor agents that primarily sell UICI's products. For the student market, UICI offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities. UICI also provides an accident policy for students at public and private schools in kindergarten through grade
12. In the student market, UICI sells its products through in-house account executives that focus on colleges and universities on a national basis.

         UICI also issues life and annuity insurance products to selected niche markets, and UICI acquires blocks of life insurance and annuity policies from other insurers on an opportunistic basis. The life and annuity insurance policies issued by UICI are marketed through a dedicated agency sales force.

         UICI also provides underwriting, claims management and claims administrative services to third party insurance carriers (primarily to AEGON USA, Inc. related to products coinsured by UICI), third party administrators, Blue Cross/Blue Shield organizations and self-administered employer health care plans.

         UICI conducts the business of the Self-Employed Agency Division, Student Insurance Division and the Life Insurance and Annuity Division through its wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company ("MEGA"), Mid-West National Life Insurance Company of Tennessee ("Mid-West"), and The Chesapeake Life Insurance Company ("Chesapeake"). MEGA is currently rated "A-- (Excellent)", Mid-West is currently rated "A-- (Excellent)," and Chesapeake is currently rated "B++ (Very Good)" by A.M. Best. A.M. Best's ratings currently range from "A++ (Superior)" to "F (Liquidation)." A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

         As of December 31, 2000, Fitch, Inc. had assigned an insurer financial strength rating of "A-- (Strong)" to each of MEGA and Mid-West. Fitch's ratings provide an overall assessment of an insurance company's financial strength and security, and the ratings are used to support insurance carrier selection and placement decisions. Fitch's ratings range from "AAA (Exceptionally Strong)" to "D (Distressed)."

         UICI also holds a 75% interest in Academic Management Services Corp. (formerly Educational Finance Group, Inc.) which markets, originates, funds and services primarily federally guaranteed student loans and is a leading provider of student tuition installment plans.

         Prior to 2000, through its United CreditServ, Inc. subsidiary ("United CreditServ"), UICI marketed credit support services to individuals with no, or troubled, credit experience and assisted such individuals in obtaining a nationally recognized credit card. The United CreditServ unit was reflected as a discontinued operation for financial reporting purposes effective December 31, 1999. UICI has completed the sale of substantially all of the non-cash assets associated with its United CreditServ credit card unit and the voluntary liquidation of its National Bank subsidiary.

         In addition to being HAXS' largest shareholder, UICI and its subsidiaries constitute, in the aggregate, Healthaxis' largest client. For the years ended December 31, 1998, 1999, and 2000, UICI and its subsidiaries accounted for an aggregate of approximately $24.8 million, $28.2 million, and $27.4 million, respectively, of revenues, which represent approximately 65%, 66%, and 64%, respectively, of proforma revenues for Insurdata for the 1998 and 1999 periods and total revenues for Healthaxis for the 2000 period. UICI and its subsidiaries are expected to remain Healthaxis' largest client for the foreseeable future. To the extent UICI or its subsidiaries experience financial difficulties impacting UICI's ability to pay Healthaxis for services, the financial performance of Healthaxis may be negatively impacted. Healthaxis believes that the percentage of the revenues attributable to UICI and its subsidiaries will decline as Healthaxis' marketing efforts build Healthaxis' base of external clients. See Item 13. Certain Relationships and Related Transactions for a description of the agreements entered into between Healthaxis and UICI or its subsidiaries.

         As a result of UICI's control of Insurdata prior to the merger, none of the terms of contracts entered into between Insurdata and UICI and its subsidiaries, which were assumed by Healthaxis, resulted from arm's-length negotiations. See "Risk Factors - Potential conflicts of interest could arise because some people serve as directors and officers of both HAXS and UICI," and "Risk Factors -- Because none of the Healthaxis intercompany agreements are subject to arm's-length negotiations, these agreements may be less favorable to Healthaxis than agreements negotiated with third parties."

Arrangements and Transactions with HAXS and UICI

         HAXS and UICI have entered into various agreements, the material terms of which are summarized below or discussed under Item 13. Certain Relationships and Related Transactions. Healthaxis and UICI previously entered into a carrier partner agreement, which was transferred to Digital Insurance pursuant to the sale of the retail website, and may enter into new agreements for the purpose of defining their ongoing relationships, the material terms of which are summarized below. UICI and Insurdata also entered into various agreements, all of which were assumed by Healthaxis in connection with its merger with Insurdata. These agreements were developed in the context of a parent/subsidiary relationship and, therefore, are not the result of arm's-length negotiations between independent parties. The agreements, or the transactions provided for therein, may not be effected on terms at least as favorable to Healthaxis as could have been obtained from unaffiliated third parties. See "Risk Factors -- Business Related Risks -- The loss of one or more of Healthaxis' large clients could result in decreased sales and revenues." and "Risk Factors -- Investment Related Risks -- Because members of management and UICI will own a substantial portion of HAXS' common stock, other shareholders will not have the ability to control company actions that may be in their best interest."

         Additional or modified arrangements and transactions may be entered into by either HAXS or Healthaxis and UICI, including its subsidiaries. Any such future arrangements and transactions will be determined through negotiation between either HAXS or Healthaxis and UICI, and it is possible that conflicts of interest will be involved.

         The following is a summary of the current arrangements and transactions between HAXS or Healthaxis and UICI. The descriptions of the agreements set forth below are intended to be summaries.

         UICI Outsourcing Agreement. UICI and its affiliates and Healthaxis have entered into a technology outsourcing agreement. The terms of this agreement were negotiated between Insurdata and UICI prior to Healthaxis' acquisition of Insurdata. Pursuant to the terms of this agreement, Healthaxis will provide UICI and its affiliates with technology support services, system integration services, data processing services, local area network, other telecommunications services, and other software- and hardware-based services for an initial term of five years commencing in January 2000. At UICI's option, the parties are required to negotiate, in good faith, a three year renewal term prior to the expiration of the agreement. If they are unable to agree on renewal prices, terms and conditions, the agreement will expire at the end of the initial term. The agreement contains no minimum or maximum commitments on behalf of UICI and its affiliates, and UICI and its affiliates are free to obtain the services provided by Healthaxis from an unrelated third party during the term of the agreement. The agreement requires both UICI and Healthaxis to contribute facilities and equipment. Under the terms of the agreement, UICI is also required to contribute certain UICI-owned software. Third party software may also be used to provide the services required under the agreement. The agreement provides that Healthaxis assigns and transfers to UICI any and all right, title and interest that Insurdata may have, or claim to have, to materials that were previously developed by Healthaxis for UICI under certain existing agreements. All materials developed by Healthaxis during the term of the agreement will belong to UICI. UICI may, at its option, grant a license to these materials back to Healthaxis subject to payment of certain royalties from Healthaxis to UICI. The agreement established certain service levels and availability standards and imposes penalties if such standards are not met. Under the terms of the agreement, Healthaxis may not stop providing services due to a dispute between the parties.

         Generally, the services provided under the agreement must be billed at Healthaxis' cost plus ten percent. The agreement also requires that if Healthaxis charges an unaffiliated third party a rate that is lower than it charges UICI and its affiliates for similar services, UICI and its affiliates would be entitled to receive the lower rate. At the expiration or termination of the agreement, UICI has the right to hire certain employees of Healthaxis or its affiliates who have spent greater than eighty percent of their time providing services to UICI and its affiliates during the six months preceding the expiration or termination of the agreement. In addition, at the expiration or termination of the agreement, Healthaxis is obligated to provide up to six months of transition assistance services. The parties also agreed to indemnify and hold one another harmless against certain enumerated losses and claims.

         UICI Administrators, Inc. Healthaxis' application solutions group also currently provides certain work flow and business applications to UICI Administrators, Inc., an entity that provides administrative services and is owned by UICI, pursuant to a written service license agreement. Healthaxis' agreement with UICI Administrators is for a three-year term expiring in December 2001, with automatic annual renewal provisions thereafter, subject to prior notice of non-renewal. For the year ended December 31, 1999 and 2000, UICI Administrators accounted for an aggregate of $3.0 million and $4.5 million respectively, of revenues under the agreement, which represent approximately 6.0% and 10.6%, respectively, of Insurdata's and Healthaxis' revenues, respectively. The amounts paid by UICI Administrators are included in the UICI and subsidiaries numbers included above.

         Shareholders' Agreement. In connection with the consummation of the Merger Agreements, HAXS, UICI, Michael Ashker and Alvin H. Clemens entered into a shareholders' agreement (the "Shareholders' Agreement"). Under the terms of the Shareholders' Agreement, the Board of Directors of HAXS shall consist of up to nine members. UICI and HAXS each independently nominate three nominees to the board and, the remaining directors are to be nominated by mutual agreement of HAXS and UICI. Each party is obligated to vote its shares in favor of the directors nominated by the other party. The obligations with regard to director nominees terminate upon UICI's beneficial ownership of less than 20% of the HAXS common stock on a fully diluted basis.

         The HAXS Board currently consists of eight members. Gregory T. Mutz, President and CEO of UICI, Patrick McLaughlin, a director of UICI, and Dennis B. Maloney, Chief Operating Officer of HAXS, are the initial UICI nominees. Michael Ashker, Chairman of HAXS, Alvin H. Clemens, Chairman of the Executive Committee of HAXS and Edward W. LeBaron, Jr., a director of HAXS are the initial HAXS nominees. Henry Hager, a director of HAXS, and James W. McLane, President, CEO, and a director of HAXS, are the initial nominees agreed to by UICI and HAXS. All Directors and Officers of HAXS hold the same positions in Healthaxis.

         Subject to certain conditions set forth in the Shareholders' Agreement, the Shareholders' Agreement also provides that HAXS can cause UICI to transfer up to 1,414,385 shares of its HAXS common stock to unaffiliated third parties.

         The Shareholders' Agreement also provides UICI with the right, in its sole and absolute discretion, to approve the calculation of the amount and amortization period of all goodwill and other intangibles created in connection with the merger of Insurdata Incorporated, a Texas corporation, with and into HealthAxis, subject to compliance with generally accepted accounting principles.

         Voting Trusts. UICI has entered into two voting trust agreements. These agreements grant voting power over a portion of the Healthaxis common stock held by UICI to the trustees who are directors of Healthaxis and HAXS. The Voting Trust Agreement established a trust to hold shares of Insurdata common stock which are currently held of record by UICI, but as to which UICI has granted options to purchase such shares to certain employees of Insurdata pursuant to its Insurdata Founders' Program. Upon consummation of the HAXS Merger in January 2001, this trust includes shares that were converted into 3,224,645 shares of HAXS common stock. The trustees of this trust are Michael Ashker, Alvin Clemens, Edward W. LeBaron, Jr. and Henry Hager who are referred to as the trustees. All of the trustees are also directors of HAXS and Healthaxis. Pursuant to the terms of the Voting Trust Agreement, a majority of the Trustees have the power to vote the shares held by the trust in their discretion at all meetings of shareholders or pursuant to actions by unanimous consent. The Voting Trust Agreement terminates upon the earlier of the distribution of the shares subject to such agreement or July 1, 2003. Upon the termination of this Voting Trust Agreement or upon any dissolution or total or partial liquidation of HealthAxis, whether voluntary or involuntary, the Trustees shall direct that all shares remaining in the Trust and all moneys, securities, rights or property attributable to the shares be distributed to UICI.

         Following the completion of the Insurdata merger, UICI, and Messrs. Ashker, LeBaron and Maloney entered into a voting trust agreement ("the UICI Voting Trust") which currently holds 8,581,714 shares of HAXS Common Stock held by UICI. The trustees of the UICI Voting Trust are Michael Ashker, Edward W. LeBaron, Jr. and Dennis B. Maloney who are referred to as the trustees. All of the trustees are also directors of HAXS and HealthAxis. Mr. Maloney is also an officer of HAXS and HealthAxis. A majority of the trustees have the power to vote the shares held by the UICI Voting Trust in their discretion at all meetings of shareholders or pursuant to actions by unanimous consent. UICI retains dispositive power and the ability to receive all dividends on the shares held in the UICI Voting Trust. Pursuant to the UICI Voting Trust agreement, if one of the trustees is no longer able to serve as trustee, the other two trustees may select by unanimous vote a new trustee from the members of the board of directors of HAXS or HealthAxis who are not selected by UICI. The UICI Voting Trust agreement also provides that if UICI decides to sell any of its shares of HAXS common stock, half of the shares sold must be shares subject to the UICI Voting Trust. The UICI Voting Trust agreement terminates upon the earlier of February 11, 2020; such time as UICI owns less than 25% of the outstanding common stock of HealthAxis or HAXS; or upon another person acquiring 51% or more of the outstanding shares of HealthAxis.

         Insurdata Merger. On December 6, 1999, Healthaxis, Insurdata Incorporated, HAXS and UICI entered into an agreement and plan of merger which set forth the terms and conditions under which Insurdata Incorporated was merged with and into Healthaxis. The companies completed the Insurdata merger on January 7, 2000.

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

         The table below identifies the equity ownership by HAXS, UICI, Michael Ashker and Alvin Clemens of Healthaxis common and preferred stock before and after the Insurdata merger. This table excludes options and warrants to purchase Healthaxis stock.

                                               March 14, 2000                       December 31, 1999
                                      ---------------------------------      -------------------------------
                                         Shares             Percentage          Shares           Percentage
                                      -----------          ------------      -----------        ------------
HAXS..........................         15,801,644             34.7%           15,801,644            66.9%
UICI and subsidiaries.........         17,810,229(1)          39.1%              866,551             3.7%
Alvin Clemens (2).............            100,000              0.2%              100,000             0.4%
Michael Ashker................                  -                -                     -               -
Minority Interest.............         11,796,767             26.0%            6,850,310            29.0%
                                       ----------            -----            ----------           -----
Total.........................         45,508,640            100.0%           23,618,505           100.0%
                                       ==========            =====            ==========           =====

(1) Excludes 2.0 million shares of Healthaxis common stock that UICI sold to a single institutional investor.
(2) Represents shares held by AHC Acquisition Inc. which is owned by Alvin H. Clemens. These shares were transferred to Alvin H. Clemens in January, 2000.

Arrangements and Transactions with HAXS and other Related Parties

         HAXS and other related parties have entered into various agreements, the material terms of which are summarized below or discussed under Item 13. Certain Relationships and Related Transactions. Some of these agreements were developed in the context of a parent/subsidiary relationship and therefore are not the result of arm's-length negotiations between independent parties. The agreements, or the transactions provided for therein, may not be effected on terms at least as favorable to HAXS as could have been obtained from unaffiliated third parties. Additional or modified arrangements and transactions may be entered into by HAXS. Any such future arrangements and transactions will be determined through negotiation by HAXS, and it is possible that conflicts of interest will be involved.

         The following is a summary of the current arrangements and transactions between HAXS and other related parties. The descriptions of the agreements set forth below are intended to be summaries.

         Sale of Healthaxis Securities held by Provident Indemnity Life Insurance Company to HAXS. On March 24, 1999, Provident Indemnity Life Insurance Company, a subsidiary of HAXS, granted HAXS the option to purchase all of the 545,916 shares of Healthaxis' Series A preferred stock owned by it at a purchase price of $4.71 per share plus 8% interest calculated quarterly and compounded annually from the date of Provident Indemnity Life Insurance Company's acquisition to the date of HAXS' purchase. The option had an expiration date of December 17, 2003. Healthaxis exercised this option on November 30, 1999.

         Sale of Provident Indemnity Life Insurance Company. On August 16, 1999, HAXS entered into an agreement which provided for AHC Acquisition, Inc., a company solely owned by Alvin H. Clemens, to acquire Provident Indemnity Life Insurance Company for an aggregate payment by HAXS of $14.7 million to Provident Indemnity Life Insurance Company. This transaction was completed on November 30, 1999. In accordance with the terms of the stock purchase agreement, HAXS:

         o purchased HAXS' headquarters located at 2500 DeKalb Pike from Provident Indemnity Life Insurance Company for its book value of $4.7 million;

         o agreed to exercise its option to purchase 545,916 shares of Healthaxis Series A preferred stock from Provident Indemnity Life Insurance Company for $2.8 million (HAXS made the $2.8 million payment for the shares of Healthaxis Series A preferred stock pursuant to the option agreement between HAXS and Provident Indemnity Life Insurance Company and the payment equates to a $4.71 price per share. The $4.71 price represented the price per share paid by Provident Indemnity Life Insurance Company for these shares plus interest at the rate of 8% per annum thereon from the date of acquisition of these shares by Provident Indemnity Life Insurance Company through November 30, 1999, the date of exercise);

         o made a $7.2 million capital contribution from HAXS to Provident Indemnity Life Insurance Company in order to eliminate a statutory deficiency, to enable Provident Indemnity Life Insurance Company to maintain adequate capital to meet its liabilities including pay-out obligations under existing insurance policies, and to provide Provident Indemnity Life Insurance Company with sufficient capital and surplus so that the Insurance Department of the Commonwealth of Pennsylvania would grant the required approval of the sale of Provident Indemnity Life Insurance Company; and

         o transferred 100,000 shares of the Healthaxis Series A preferred stock and the associated registration rights previously granted to Provident Indemnity Life Insurance Company, to AHC Acquisition, Inc., which AHC Acquisition, Inc. subsequently transferred to Mr. Alvin H. Clemens.

         Sale of Building from HAXS to Healthaxis. HAXS sold the building located at 2500 DeKalb Pike to Healthaxis for $4.25 million. The proceeds were used to release HAXS from the guarantee agreement with Hannover Life Reassurance Company of America ("RCH"). See Note 13 of the Notes to Consolidated Financial Statements for information regarding the RCH transaction.

         Loan Agreements. Healthaxis and HAXS entered into a loan agreement dated as of September 29, 2000 which reflects the terms and conditions of the new and existing loans from Healthaxis to HAXS of up to $3,404,589. This amount is evidenced by three promissory notes. The first note provides HAXS with a secured line of credit of up to $1.1 million, which HAXS may use to pay expenses associated with the HAXS Merger, interest on HAXS' 2% convertible debentures and general operating expenses. The second secured note provides HAXS with up to $1.0 million to be used, in addition to other consideration provided by HAXS, to settle any amount owed to Hannover Life Reassurance Company of America under a guaranty agreement. Under the amended and restated HAXS Merger agreements, Healthaxis was able to terminate the HAXS Merger if HAXS did not obtain an unconditional and irrevocable release under a guaranty agreement with Hannover Life on terms otherwise acceptable to Healthaxis by October 31, 2000. HAXS was released from the guarantee effective December 12, 2000. As a result, no funds were advanced pursuant to the second note. Healthaxis waived its right to terminate the merger for this reason. The third unsecured promissory note relates to funds previously advanced to HAXS in the amount of $1,304,589.

         All three notes became due and payable on January 26, 2001, the date the HAXS Merger was consummated and are carried as intercompany balances. The interest on the principal under each note accrued at 12% per annum from the date of the note until January 26, 2001. The security provided for the first two notes was Healthaxis stock owned by HAXS which was pledged as security through a Stock Pledge Agreement.

         Lease Agreement. Prior to December 12, 2000, when Healthaxis purchased the building at 2500 DeKalb Pike from HAXS, Healthaxis leased its headquarters from HAXS in East Norriton, Pennsylvania at a cost of $61,500 per month. Digital Insurance entered into a leasing agreement effective July 1, 2000, which is adjusted monthly based on employee count and has resulted in monthly income ranging from $12,300 to $18,000.

Item 2.   Description of Properties

         HAXS' headquarters located at 2500 DeKalb Pike in East Norriton, Pennsylvania are currently owned by Healthaxis. The building is approximately 47,000 square feet and is situated on approximately 6.5 acres. Healthaxis occupies approximately 5,000 square feet and leases approximately 10,000 square feet to Digital Insurance. The Company is actively pursuing the sale of the building and has engaged a professional real estate agent. In addition, Healthaxis leases office space at the following locations:

Address                                                            Square Feet
--------------------------------------------------------------   ---------------

5215 North O'Connor Blvd, 800 Central Tower, Irving, TX               37,900
2121 Precinct Line Road, Hurst TX (1)                                 20,000
4001 McEwen, Dallas, TX (1)                                            4,000
670 East Main St, Castledale, UT                                       5,450
1200 East Ephraim Canyon,  Ephraim, UT                                10,000
1-3 Pimento Way, Montego Freeport, Montego Bay,  Jamaica              10,000
577 Howard Street, San Francisco, CA (2)                               2,100

------------------------
(1) Healthaxis employees continue to occupy these premises and perform services on behalf of UICI; however, the lease is expected to be replaced with an amended consulting agreement.
(2) Subleased by Healthaxis to an unaffiliated party as of January 2001 for the remaining 17 months of lease term.

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


Item 4.   Submission of Matters to a Vote of Security Holders

         HAXS held an Annual Meeting of Shareholders on January 26, 2001, at which time the shareholders voted to elect eight directors to serve until the next Annual Meeting of Shareholders, until their successors are duly elected, adopted the restated agreements related to the HAXS Merger, approved the HAXS Merger, approved the 2000 Stock Option Plan, adopted and approved amendments to the restated articles of incorporation, and approved the appointment of BDO Seidman, LLP as the independent auditors of HAXS for the fiscal year 2000. Below is a table detailing the votes received.

                                  Shares Voted     Percentage     Shares Voted       Shares          Broker
   Proposal                            For          Voted For        Against        Abstained       Non-Votes
   --------                            ---          ---------        -------        ---------       ---------
   Election of Directors:         12,693,538          96.91%          62,604            -               -
     Ashker                       12,633,314          96.46%         122,828            -               -
     Clemens                      12,643,714          96.53%         112,428            -               -
     Hager                        12,686,338          96.86%          69,804            -               -
     McLaughlin                   12,692,138          96.90%          64,004            -               -
     LeBaron                      12,687,488          96.87%          68,654            -               -
     Mutz                         12,689,988          96.89%          66,154            -               -
     McLane                       12,693,138          96.91%          63,004            -               -
     Maloney                      12,692,838          96.91%          63,304            -               -

   Adopt Restated Agreements      11,416,332          87.16%          27,643          34,092       1,278,075
   related to HAXS Merger

   Amended Articles of            11,044,464          84.32%         399,461          34,142       1,278,075
   Incorporation

   Approve the HAXS Merger        11,382,622          86.91%          51,548          43,897       1,278,075

   Approve 2000 Stock Option      10,778,189          82.29%         644,415          55,463       1,278,075
   Plan

   Approve BDO Seidman, LLP for   12,680,746          96.82%          33,985          41,411            -
   2000

                                     PART II


Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

Price Range of Common Stock

         The following table shows the range of quarterly high and low sale prices for HAXS' common stock. HAXS' common stock is listed on the NASDAQ National Market with the exception of the period June 12, 1998 through November 6, 1998. During this time period HAXS' stock was delisted due to the delayed filing of HAXS' December 31,1997 Annual Report on Form 10-K and the March 31, 1998 Quarterly Report on Form 10-Q. During this period, HAXS' common stock traded on the OTC Bulletin Board. Trading on NASDAQ National Market resumed on November 9, 1998 as a result of filing HAXS' December 31, 1997 Annual Report on Form 10-K and the timely filing of all 1998 Quarterly Form 10-Q reports.

                                            2000                     1999
                                     ------------------       ------------------
                                      High       Low           High        Low
                                     ------    --------       ------      ------
First Quarter................        37-1/8     12-9/16       14-3/8       6-1/4
Second Quarter...............        14-3/8           3       42-1/4      11-1/2
Third Quarter................         5-1/8       2-1/2           37      12-3/4
Fourth Quarter...............         5-1/4    1-4.5/16           40          13

         On March 23, 2001, the closing price of HAXS' common stock was $1.00. On that same date, there were 279 shareholders of record and approximately 5,600 beneficial shareholders.

Dividends

         HAXS has not paid a cash dividend on its Common Stock since 1982. HAXS paid cash dividends on the Series A and Series B Preferred Stock at the rate of $0.06 and $0.11, respectively, per quarter from 1993 to June 1999. All Series A and Series B Preferred Stock was converted into common stock in 1999 and 1996, respectively. Dividends paid by HAXS over and above the financial assets of HAXS are dependent upon the ability of Healthaxis to pay dividends to HAXS. HAXS currently intends to retain all earnings to finance the expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

         Healthaxis declared dividends on the Series A and Series B Preferred Stock at the rate of $0.025 per quarter from November 1998 to March 1999. Prior to the HAXS Merger in January 2001, dividend payments by Healthaxis were subject to restrictions set forth in the Certificates of Designation related to the Series A, Series B, Series C and Series D Convertible Preferred Stock. Upon completion of the HAXS Merger, shares of Healthaxis preferred stock were converted into HAXS common stock. Healthaxis does not anticipate paying cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities

         During 1998, HAXS issued the following warrants for the purchase of shares of HAXS common stock in exchange for services provided to Healthaxis.



     Warrant Holder           Shares      Exercise Price         Fair Value
------------------------- ------------- ------------------ ---------------------
America Online Inc.             300,000       $4.480           $   989,700
America Online Inc.             300,000       $3.380           $ 1,660,050
Lynx Capital LLC                400,000       $4.516           $   663,071
HealthPlan Services             100,000       $9.000           $   160,210
                             ----------                        -----------
          Total               1,100,000                        $ 3,473,031

         During March 1998, 875,000 shares of common stock were issued to HAXS at $0.10 per share, for an investment of $87,500. During August 1998, there was a stock split, giving HAXS an additional 12,250,000 shares of Healthaxis common stock.

         During September 1998, Provident Indemnity Life Insurance Company, a former wholly owned subsidiary of HAXS, purchased 545,916 shares of Healthaxis Series A preferred stock at $4.40 per share for an investment of $2,400,000.

         During November 1998, HAXS invested $3,000,000 to purchase 682,395 shares of Healthaxis common stock at $4.40 per share.

         During 1999, HAXS issued common stock, convertible debentures and warrants, in private offerings, which were not registered with the Securities and Exchange Commission. The following provides information regarding such transactions, which were engaged in by HAXS as part of its capital raising efforts, in connection with the conversion of its preferred stock and for compensatory reasons.

         The following HAXS common stock transactions were engaged in with the individuals identified below as part of compensatory arrangements with employees, payment for consulting services and in connection with the conversion of preferred stock:

                                                                              Aggregate
                                    Name of Person             Number         Purchase                  Nature of
     Date of Transaction        Purchasing Securities        Of Shares          Price                  Transaction
---------------------------  ----------------------------  --------------  ---------------  ----------------------------------
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

         In September 1999 HAXS completed a private placement of Convertible Debentures in the amount of $27,500,000 due September 14, 2002, which were initially sold to accredited investors, including Brown Simpson Strategic Growth Fund, Ltd., Brown Simpson Strategic Growth Fund, L.P., Brown Simpson - Ord Investments LLC, LBI Group Inc, and Royal Bank of Canada. The debentures are convertible into HAXS' common stock at a conversion price of $20.34 per share (the "Conversion Price"). As part of the transaction, HAXS issued to the purchasers currently exercisable warrants to purchase 202,802 shares of its common stock at an exercise price equal to the Conversion Price ($20.34 per share) (the "Warrants"). On September 28, 2000, HAXS entered into an Amendment to the Securities Purchase Agreement dated September 14, 1999 between HAXS and the holders of the debentures to modify the terms. See Note 9 to the Consolidated Financial Statements included herein for a further explanation.

         During 1999 Healthaxis issued common and preferred stock and warrants, in private offerings, which were not registered with the Securities and Exchange Commission. The following provides information regarding such transactions which were engaged in by Healthaxis as part of its capital raising efforts and for compensatory reasons to various strategic partners.

         In March 1999 Healthaxis entered into an Amended and Restated Carrier Partner Agreement with UICI, pursuant to which Healthaxis issued a warrant to UICI to purchase 400,000 shares of Healthaxis common stock at an exercise price of $4.40 per share which was subsequently amended to provide for warrants to purchase 150,000 shares at an exercise price of $4.40 and 7,500 shares at an exercise price of $12.00, with a five-year term.

         In March 1999 Healthaxis completed a private placement of 1,526,412 shares of Healthaxis Series C Convertible Preferred Stock to a group of accredited investors at $5.77 per share for an aggregate purchase price of $8,807,397, less issuance cost of $683,501. See Note 14 to the Consolidated Financial Statements included herein for a further explanation.

         In May 1999 Healthaxis entered into a Strategic Alliance Agreement with First Health Group Corp. ("First Health"), pursuant to which Healthaxis issued a warrant to First Health for 50,000 shares of Healthaxis common stock at an exercise price of $20.00 per share, with a three-year term.

         In May 1999 Healthaxis completed a private placement of 516,051 shares of Healthaxis common stock to a group of accredited investors at $12.00 per share for an aggregate purchase price of $6,192,612 less issuance cost of $1,585. See Note 14 to the Consolidated Financial Statements included herein for a further explanation.

         In June 1999 Healthaxis issued a warrant to ING Barring, Inc. ("ING Barring") for 63,000 shares of Healthaxis common stock at an exercise price of $5.77 per share, with a five-year term commencing on March 30, 1999. This warrant was issued in settlement of its obligations pursuant to the engagement letter dated December 22, 1998 between ING Barring and Healthaxis and in connection with the settlement agreement and mutual release dated June 16, 1999.

         In July 1999 Healthaxis completed a private placement of 333,334 shares of Healthaxis Series D Convertible Preferred Stock issued to Intel Corp. at $12.00 per share for an aggregate purchase price of $4,000,000. See Note 14 to the Consolidated Financial Statements included herein for a further explanation.

         In July 1999, Healthaxis entered into a Strategic Alliance Agreement with Intel Corp., pursuant to which Healthaxis issued a warrant to Intel Corp. for 75,000 shares of Series D preferred stock at $14.50 per share, with a five-year term.

         In October 1999, Healthaxis entered into an agreement with Aetna US HealthCare, Inc. which provides for the issuance to Aetna US HealthCare, Inc. of a warrant for 150,000 shares of Healthaxis common stock with a term of three years. The exercise price with respect to 50,000 shares is based on an average closing price of HAXS common stock related to the date of the agreement. The exercise price with respect to the second 50,000 shares is 125% of the price with respect to the first 50,000 shares. The exercise price with respect to the third 50,000 shares is 125% of the price with respect to the second 50,000 shares.

         In November 1999, Healthaxis entered into an agreement with the National Blue Cross and Blue Shield Association that provides for the issuance to the National Blue Cross and Blue Shield Association of warrants for up to 330,000 shares of Healthaxis common stock. The exercise price with respect to 30,000 shares is $13.30 with a term of 18 months. The exercise price with respect to 150,000 shares is $16.00 with a term of 18 months. The exercise price with respect to 150,000 shares is based on a percentage of an average closing price of HAXS common stock related to the date upon which the National Blue Cross and Blue Shield Association attains certain performance goals with a term of 24 months from the date certain of Blue Cross and Blue Shield Organizations' products are launched on Healthaxis' website.

         In December 1999 Healthaxis completed a private placement of 3,846,003 shares of Healthaxis common stock to a group of accredited investors and HAXS at $15.00 per share for an aggregate purchase price of $57,690,045, less issuance cost of $2,533,000.

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

         The sale and issuance of the foregoing securities are exempt from the registration under the Securities Act of 1933 by virtue of Section 4(2) thereof or Regulation D. The above-listed transactions constitute private placements of securities with sophisticated and/or accredited investors.

         On September 28, 2000, HAXS entered into an Amendment to the Securities Purchase Agreement dated September 14, 1999 between HAXS and the holders of the 2% Convertible Debentures ("Debentures"). In accordance with the terms of the Amendment, the terms of the Debentures were amended to, among other things, extend the maturity of the debentures to September 14, 2005, to change the conversion price to $9.00 per share and to modify the events of default. The terms of the Warrants to purchase 202,802 shares of HAXS' common stock issued to the purchasers of the Debentures were also amended to reduce the exercise price to $3.01 and to extend the exercise period of the warrants for an additional year, or until September 13, 2005. This transaction was consummated on January 26, 2001. The current Debenture holders include Brown Simpson Partners I, Ltd., Brown Simpson - Ord Investments LLC, LBI Group Inc., UICI, and Alvin H. Clemens. See Note 8 of the Notes to the Consolidated Financial Statements included herein. The issuance of the amended Debentures and Warrants is exempt from the registration under the Securities Act of 1933 by virtue of Section 3(a)(9) thereof.

Item 6.  Selected Financial Data.

         The following selected consolidated financial information has been derived from the consolidated financial statements of HAXS and should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this report which have been audited by BDO Seidman, LLP for 2000, 1999, 1998 and 1997, and by PricewaterhouseCoopers, LLP for 1996. HAXS' financial results include that of its subsidiary, Healthaxis. All information has been restated to present as discontinued operations HAXS' insurance operations and Healthaxis' retail website operations.

                                                                           Years Ended December 31,
                                                        ----------------------------------------------------------
                                                           2000        1999         1998        1997         1996
                                                        --------     --------     -------      -------     -------
                                                              (In thousands, except share and per share data)
Statement of Operations Data:
Revenue.........................................        $ 42,796     $      -    $      -     $      -     $     -
                                                        --------     --------    --------     --------     -------
Expenses:
     Cost of Revenues...........................          29,426            -           -            -           -
     Operating expenses.........................          18,623          504         277            -           -
     Sales and marketing........................           3,585          447         134            -           -
     General and administrative.................          12,380        7,457       3,967        1,908         744
     Amortization of intangibles................          40,678          765           -            -           -
                                                        --------     --------    --------     --------     -------
         Total expenses.........................         104,692        9,173       4,378        1,908         744
                                                        --------     --------    --------     --------     -------
     Operating loss.............................         (61,896)      (9,173)     (4,378)      (1,908)       (744)
     Interest expense and other income, net.....          (2,977)        (925)       (222)         177         (13)
                                                        --------     --------    --------     --------     -------
     Loss before minority interest..............         (64,873)     (10,098)     (4,600)      (1,731)       (757)

Minority interest in loss of subsidiary.........          35,988        1,008         493            -           -
                                                        --------     --------    --------     --------     -------
Loss before provision for income taxes..........         (28,885)      (9,090)     (4,107)      (1,731)       (757)
Income tax provision............................             585            -           -            -           -
                                                        --------     --------    --------     --------     -------
Loss from continuing operations.................         (28,300)      (9,090)     (4,107)      (1,731)       (757)
Loss from sale of discontinued operations.......          (2,300)     (10,263)          -            -           -
Income (loss) from discontinued operations......          (6,341)     (27,178)     (8,049)     (16,694)     16,877
                                                        --------     --------    --------     --------     -------
Loss before extraordinary item..................         (36,941)     (46,531)    (12,156)     (18,425)     16,120
Gain on forgiveness of debt.....................           1,925            -           -            -           -
                                                        --------     --------    --------     --------     -------
        Net loss................................         (35,016)     (46,531)    (12,156)     (18,425)     16,120

Dividends on preferred stock....................               -           70         254          148         194
                                                        --------     --------    --------     --------     -------
Net income (loss) applicable to common stock....        $(35,016)    $(46,601)   $(12,410)    $(18,573)    $15,926
                                                        ========     ========    ========     ========     =======
Basic and diluted income (loss) per share of
     common stock):
   Continuing operations........................        $  (2.17)    $  (0.75)   $  (0.42)    $  (0.19)    $ (0.10)
   Discontinued operations......................           (0.66)       (3.05)      (0.78)       (1.65)       1.76
   Extraordinary gain...........................            0.15            -           -            -           -
                                                        --------     --------    --------     --------     -------
   Net income (loss)............................        $  (2.68)    $  (3.80)   $  (1.20)    $  (1.84)    $  1.66
                                                        ========     ========    ========     ========     =======
Weighted average common shares and equivalents
     used in computing basic and diluted income
     (loss) per share...........................      13,082,000   12,260,000  10,331,000   10,090,000   9,610,000

Basic and diluted dividends per share paid on
     common stock...............................               -            -           -            -           -

                                                                           December 31,
                                                 02/28/01(3)     2000        1999        1998       1997       1996
                                                 --------        ----        ----        ----       ----       ----
                                                               (In thousands, except per share data)
Balance Sheet Data:                             (unaudited)

Total assets...................................   $371,503    $710,992     $79,602     $24,568    $12,333     $8,935
Loans payable..................................         --          --          --       3,865      5,077        298
Convertible debenture..........................     27,272      27,367      25,019          --         --         --
Ceding commission liability....................         --          --       5,600       5,000         --         --
Preferred stockholders' equity.................         --          --          --         557        580        580
Total stockholders' equity                         334,281     216,495      12,620       5,495      4,009     22,053
Book value per common share (1)................       6.33       16.53        0.97        0.43       0.34       2.13
Pro forma book value per common share (2)......       6.33       16.53        0.97        0.46       0.37       2.07

----------------------
(1) Book value per common share is computed by dividing total equity attributable to common stockholders by the number of common shares outstanding at the end of each period.
(2) Pro forma book value per common share is computed by dividing total equity by the number of shares outstanding at the end of each period, assuming conversion of Series A and Series B preferred stock into common stock of HAXS on a share-for-share basis in 1995 and conversion of Series A preferred stock into common stock in 1996, 1997 and 1998 on a share-for-share basis.
(3) As described in "NASDAQ Delisting" this unaudited data is being provided as requested by NASDAQ.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Year ended December 31, 2000 compared to year ended December 31, 1999

         Net loss applicable to common stock. Net loss applicable to common stock was $35.0 million or ($2.68) per basic and diluted share in 2000 compared to net loss of $46.6 million or ($3.80) per basic and diluted share in 1999. The Company's 2000 results included a net loss from discontinued operations of $8.6 million as compared to $37.4 million loss from discontinued operations in 1999. The loss from continuing operations increased from a loss of $9.1 million for the year ended December 31, 1999 to a loss of $28.3 million for the year ended December 31, 2000 due primarily to the amortization of goodwill and other intangible assets created by the Insurdata Merger in January 2000.

         Revenue. Revenues, excluding revenue from affiliates, were $13.1 million for the year ended December 31, 2000 as compared to no revenue for the year ended December 31, 1999. The Digital Sale resulted in all revenues from 1999 being reported as discontinued operations. All revenues in 2000 are derived from the merged divisions of Insurdata.

         Revenue from affiliates. Revenues from affiliates were $29.7 million for the year ended December 31, 2000 as compared to no revenue for the year ended December 31, 1999. All revenues in 2000 are derived from the merged divisions of Insurdata and include UICI and Digital Insurance. The majority of the UICI revenue falls under the cost plus 10 percent provisions of the UICI contract, as discussed in the Historical Development section of this document. The Company anticipates that the percentage of revenue derived from affiliates will decrease as revenues from unaffiliated customers increases.

         Cost of revenues. Cost of revenues of $29.4 million for the year ended December 31, 2000 represents the expense of the billable hours that generated professional service revenues, which include the direct costs of employees and other costs directly associated with revenue. Included in these employee costs for the year ended December 31, 2000 is $1.7 million in non-cash stock based compensation. HAXS expects that the cost of revenues will increase in direct proportion with revenues. These costs are related specifically to the addition of the merged divisions of Insurdata; therefore, there were no similar costs in the comparative year ended December 31, 1999.

         Operating expenses. Operating expenses were $18.6 million for the year ended December 31, 2000 as compared to $0.5 million for the year ended December 31, 1999, with the increase due to the operations of the merged divisions of Insurdata. Included in these operating expenses for the year ended December 31, 2000 was $2.3 million in non-cash stock based compensation related primarily to the repricing of options in May 2000. Operating expenses primarily include technical salaries and benefits for employees who provide support and maintenance to clients and internal support.

         Sales and marketing expenses. Sales and marketing expenses were $3.6 million for the year ended December 31, 2000 as compared to $0.4 million for the year ended December 31, 1999. This increase was due primarily to increased personnel and additional initiatives, including direct mail, media advertising, and trade shows, in the year ended December 31, 2000 as compared to the same period in 1999. Sales and marketing expense consist primarily of salaries and benefits to marketing personnel, which included thirteen employees at December 31, 2000 and five employees at December 31, 1999. Included in the sales and marketing expenses for the year ended December 31, 2000 is $0.6 million in non-cash stock based compensation. To support the business strategy, sales and marketing expenses are expected to increase as the sales force is expanded.

         General and Administrative Expenses. General and administrative expenses were $12.4 million for the year ended December 31, 2000 as compared to $7.5 million for the year ended December 31, 1999. This increase was due primarily to the Insurdata merger. Employee and recruiting expenses increased from $2.7 million for the year ended December 31, 1999 to $9.3 million for the year ended December 31, 2000, while professional fees and overhead expenses decreased from $4.8 million for the year ended December 31, 1999 to $3.1 million for the year ended December 31, 2000. Included in these employee costs for the year ended December 31, 2000 is $4.2 million in non-cash stock based compensation. The sale of assets to Digital Insurance did not materially affect general and administrative expenses. General and administrative expenses include executive management, accounting, legal and human resource personnel and expenditures for applicable overhead costs.

         Amortization of intangibles. Amortization of intangibles of $40.7 million for the year ended December 31, 2000 primarily consisted of the amortization of goodwill of $34.1 million related to the Insurdata Merger. Amortization of intangibles of $0.7 million for the year ended December 31, 1999 consisted of the amortization of goodwill related to the purchase of Healthaxis stock by HAXS.

         Minority Interest in Loss of Subsidiary. The minority interest in losses of subsidiary relates to the minority portion of the losses from continuing operations only. The remaining portions of the minority shareholder allocation of the losses is included in the losses from discontinued operations. The minority share of the 2000 continuing losses is significantly higher than in 1999 due to the majority of the prior year losses being classified as discontinuing operations. However, the overall minority share of the losses increased in 2000 to $47.1 million from $7.7 million in 1999. This increase is due to the significant increase in losses at Healthaxis in 2000 caused by the amortization of goodwill and intangibles, a majority (approximately 63%) of which was allocated to the minority shareholders.

         Interest expense and other income, net. Interest expense and other income was $3.0 million for the year ended December 31, 2000 as compared to $0.9 million for the year ended December 31, 1999. The increase in expense was due primarily to HAXS' interest on convertible debentures and penalties accrued to the holders of the convertible debentures related to a stock registration rights agreement. Total interest expense for 2000 was $4.8 million, including $1.4 million attributable to the accrued penalties, which were subsequently waived upon completion of the HAXS Merger in January 2001, at which point these penalties were reversed. Interest income for 2000 totaled $2.3 million and resulted from Healthaxis' higher cash balances throughout the reporting period compared to 1999. HAXS invests most of its cash in highly liquid short-term investments. In addition, Healthaxis recorded losses of $0.5 million on the disposition of fixed assets related to the closing of offices in Salt Lake City, UT and Montego Bay, Jamaica.

         Net loss from discontinued operations. Net loss from discontinued operations of $8.6 million, which was comprised of a $2.3 million loss on the sale of certain assets to Digital Insurance and a $6.3 million loss related to discontinued operations for the year ended December 31, 2000. In 1999, the loss from discontinued operations of $37.4 million was comprised of the loss on the sale of the insurance operations to PILIC totaling $10.3 million, the loss from the insurance operations prior to their sale in November 1999 totaling $8.1 million, and the loss from the retail website operations that were sold in 2000 totaling $19.1 million. The retail website and the insurance operations are being reported as discontinued operations for all periods presented.

         Gain on forgiveness of debt. This gain relates to the settlement of the ceding commission liability with RCH. At December 2000, the book value of the ceding commission liability totaled $6.05 million. In December 2000, the Company settled the debt for a cash payment of $4.125 million. No forgiveness of debt occurred in 1999.

         Agreement and Plan of Reorganization between HAXS and Healthaxis. On January 26, 2000, HAXS, Healthaxis and a wholly owned subsidiary of HAXS entered into the Agreement and Plan of Reorganization which provided for the merger of Healthaxis with and into the subsidiary of HAXS which resulted in the former shareholders of Healthaxis becoming shareholders of HAXS. These agreements were amended and restated on September 29, 2000, and further amended and restated on October 26, 2000. On January 26, 2001, this merger was completed through shareholder approval. The HAXS subsidiary continues as the surviving corporation of the HAXS Merger, retaining all of its separate corporate existence and has been renamed Healthaxis.com, Inc. The HAXS Merger will be accounted for by HAXS as a purchase of minority interest in the first quarter of 2001 in accordance with generally accepted accounting principles. As a result of the HAXS Merger, each outstanding share of preferred and common stock of Healthaxis has been converted to 1.334 shares of HAXS common stock eliminating all minority interest in Healthaxis and the minority interest net loss of subsidiary line item on the statement of operations. In addition, HAXS has converted outstanding Healthaxis options and warrants into options or warrants to purchase HAXS common stock. HAXS issued a total of 39,629,097 shares of HAXS common stock to Healthaxis shareholders in the HAXS Merger. HAXS also issued 7,078,485 options to purchase shares of HAXS common stock in the merger.

         Repricing of Options. On May 24, 2000, the Healthaxis Board of Directors approved the repricing of 1,773,050 options to purchase Healthaxis common stock, which had originally been granted at exercise prices of $12.00 and $15.00 per share. The repricing of these options to $3.31 per share, which was the closing market price of a share of HAXS' common stock as of the date of the repricing as reported on the NASDAQ National Market, are being accounted for as variable options in accordance with Financing Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation issued in March 2000.

Year ended December 31, 1999 compared to year ended December 31, 1998

         Net loss applicable to common stock. Net loss applicable to common stock was $46.6 million or ($3.80) per basic and diluted share in 1999 compared to a net loss of $12.4 million or ($1.20) per basic and diluted share in 1998. The Company's 1999 results included a net loss from discontinued operations of $37.4 million as compared to an $8.0 million loss from discontinued operations in 1998. The loss from continuing operations increased from a loss of $4.1 million for the year ended December 31, 1998 to a loss of $9.1 million for the year ended December 31, 1999 due to the additional salary and overhead costs of the Company.

         Revenues. There were no revenues for either period due to all operating divisions being discontinued.

         Cost of revenues. Prior to the Insurdata Merger in January 2000, the Company did not incur a cost of revenues. Therefore, there are no cost of revenues for either period.

         Operating expenses. Operating expenses were $0.5 million for the year ended December 31, 1999 as compared to $0.3 million for the year ended December 31, 1998, with the increase due to the increased computer support of the Company's management.

         Sales and marketing expenses. Sales and marketing expenses were $0.4 million for the year ended December 31, 1999 as compared to $0.1 million for the year ended December 31, 1998. This increase was due primarily to increased personnel, which included five employees at December 31, 1999 and one employee at December 31, 1998.

         General and Administrative Expenses. General and administrative expenses were $7.5 million for the year ended December 31, 1999 as compared to $4.0 million for the year ended December 31, 1998. This increase was due primarily to the building of the Company's management. General and administrative expenses include executive management, accounting, legal and human resource personnel and expenditures for applicable overhead costs.

         Amortization of intangibles. Amortization of intangibles of $0.7 million for the year ended December 31, 1999 was the amortization of goodwill related to the purchase of Healthaxis stock by HAXS. There was no amortization of intangibles for the year ended December 31, 1998.

         Interest expense and other income, net. Interest expense and other income was $0.9 million for the year ended December 31, 1999 as compared to a net expense of $0.2 million for the year ended December 31, 1998. The increase in expense was due primarily to HAXS' interest on convertible debentures.

         Net loss from discontinued operations. Net loss from discontinued operations of $37.4 million, which was comprised of a $10.3 million loss on the sale of PILIC and $27.1 million loss related to discontinued operations for the year ended December 31, 1999. This compares to a $8.0 million loss from discontinued operations for the year ended December 31, 1998 which related to the insurance operations ($1.3million) and the retail website operations ($6.7million). The Company's discontinued operations were conducted through Healthaxis' retail website, which was $19.1 million for the 1999 period and $1.3 million for the 1998 period, and the discontinued insurance operations, which was $8.0 million for the 1999 period and $6.7 million for the 1998 period.

Recent Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." ("SFAS 137"). In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. The Company will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2001, and does not expect the adoption to have a material effect on its financial condition or results of operations.

         In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, the provisions of which were adopted by the Company in the first quarter of 2000. While SAB does not change existing rules on revenue recognition, it provides additional guidance for transactions not specifically addressed by existing rules. The adoption of these provisions primarily affected the Company's accounting for up front start-up fees received. As a result of the provisions, start-up fees have been deferred and are recognized over the estimated life of the related customer contract.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 44, Accounting for Certain Transactions involving Stock Compensation, which clarifies the application of APB 25 for certain issues. The interpretation is effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

Liquidity and Capital Resources

         General. A major objective of HAXS is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short term equivalents on hand plus funds generated from operating cash flow.

         During the year ended December 31, 2000, Healthaxis' liquidity requirements were primarily met through the cash available from the December 7, 1999 equity financing and operating revenues. The primary uses of cash were payments to Internet portals under the interactive marketing agreements, employee-related expenses, website enhancements, and marketing costs. Healthaxis believes that its current cash and cash equivalents will be sufficient to fund Healthaxis' operations. Management intends to focus on the steps necessary to generate new revenues while at the same time significantly reducing expenses. Healthaxis expects to be cash flow positive in the third quarter of 2001 unless market conditions continue to deteriorate, at which time purchase decisions by our customers may be pushed out beyond our expectations.

         Prior to the HAXS Merger being consummated, HAXS' liquidity needs were met through loan agreements which Healthaxis and HAXS entered into as of September 29, 2000 in order to fund the operations and commitments of HAXS. Upon completion of the HAXS Merger on January 26, 2001, these loans were converted into intercompany balances.

         During the year ended December 31, 1999, Healthaxis' liquidity requirements were primarily met through the issuance of equity securities. The primary uses of cash were operating costs and payments made to Internet portals under the interactive marketing agreements.

         Cash used in operating activities

         Net cash used in operating activities of $31.6 million during the year ended December 31, 2000 and $49.8 million during the year ended December 31, 1999 was the result of operating losses, primarily those generated from the discontinued insurance and retail website operations. The decrease in usage of $18.2 million was primarily attributable to the elimination of the discontinued insurance operations, which were sold in November 1999.

         During 1998 and 1999, Healthaxis entered into agreements with AOL, Lycos, CNet, Snap! and Yahoo!. In connection with these interactive marketing agreements, Healthaxis has paid $3.8 million through December 31, 2000, which completes Healthaxis' commitment related to these agreements. During the year ended December 31, 1999, Healthaxis had paid $3.2 million in cash in connection with these agreements. As a result of Healthaxis' change in marketing strategy during the first quarter of 2000, Healthaxis did not renew any of these interactive marketing agreements.

         On January 26, 2000, HAXS and Healthaxis entered into an agreement and plan of reorganization which provides for the merger of Healthaxis with a wholly owned subsidiary of HAXS, which was amended and restated on September 29, 2000 and October 26, 2000. This merger was completed on January 26, 2001. As a result of the merger, HAXS incurred severance costs for eight terminated employees amounting to $0.6 million, which includes payroll and related costs, and $1.5 million in legal, accounting and investment consulting fees.

         On June 30, 2000, Healthaxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital Insurance, which was subsequently amended on September 29, 2000. This transaction closed on October 13, 2000. In connection with this sale, Healthaxis received $0.5 million in cash at closing and a $0.5 million promissory note. In addition, license fees totaling $3.0 million are to be paid over 30 months and a technology services contract provides for a minimum fee of $3.0 million over 12 months. In addition to the increase in revenues, the sale to Digital Insurance is expected to result in decreased cash usage related to the operating expenses and sales and marketing expenses currently reported in the loss from discontinued operations. General and administrative expenses are not expected to be affected by this sale.

         On December 12, 2000, HAXS paid $4.25 million to Hannover Life Reassurance Company for settlement of the Ceding Commission Liability, which was carried at $6.0 million on September 30, 2000.

         Cash flows from investing activities

         Cash used in investing activities during 2000 related primarily to investments in fixed assets and capitalized software development. Capital expenditures for fixed assets totaled approximately $4.4 million in 2000 and $4.2 million in 1999. Approximately $1.1 million of fixed asset purchases in 2000 was attributable to the expansion of the imaging group of Healthaxis, which is now complete. HAXS had no future material commitments for capital expenditures at December 31, 2000. The Company invested $5.6 million into the development of software in 2000.

         Cash flows from financing activities

         The Company's financing activities in 2000 decreased significantly from 1999. In 1999, over $100 million was received from debt or equity financing. In 2000, only $0.5 million was received from option exercises.

         On September 28, 2000, HAXS entered into an Amendment to the Securities Purchase Agreement, dated September 14, 1999, between the Company and the holders of the Company's $27.5 million 2% convertible debentures. Among other things, the Amendment to the Securities Purchase Agreement changed the conversion price from $20.34 per share to $9.00 per share and changed to exercise price of the warrants from $20.34 per share to $3.01 per share. The amendment also provides that the amendments to the debentures, warrants and the registration rights agreement will take effect on or before the fifth business day after HAXS' shareholders have approved the HAXS Merger. This transaction was consummated on January 29, 2001. The holders of the debentures have agreed to conditionally waive and suspend any and all past or current defaults or violations arising under the debenture or the registration rights agreement, and to forbear from enforcing any and all past or current defaults or violations by HAXS arising under the debentures or the registration rights agreement as well as any prospective defaults or violations arising under these agreements from September 28, 2000 through the closing date of the HAXS Merger. Certain penalties were accrued at $0.3 million per month beginning in September 2000 and were reversed in January 2001 when the penalties were waived due to the completion of this transaction.

         Payment of dividends by Healthaxis are subject to restrictions set forth in the Certificate of Designation related to Healthaxis Series A, B, C and D Convertible Preferred Stock. Upon completion of the HAXS Merger in January 2001, these preferred stock converted into HAXS common stock; therefore, these restrictions are no longer applicable. The payment of dividends by HAXS are subject to the receipt of dividends from its subsidiary, Healthaxis. HAXS and Healthaxis do not anticipate paying cash dividends on common stock or on any class of Healthaxis preferred stock in the foreseeable future.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The Convertible Debentures outstanding at December 31, 2000 are fixed rate obligations and would not be exposed to the impact of interest rate fluctuations. To the extent that the Company seeks to refinance these instruments, the prevailing market interest rates on replacement debt could exceed rates currently paid thereby increasing interest expense and increasing net loss. See Note 9 of the Notes to the Consolidated Financial Statements included herein for future information.

Item 8.  Financial Statements and Supplementary Data.

                                                                         Page
                                                                         ----
Report of Independent Certified Public Accountants                         51

Consolidated Balance Sheets - December 31, 2000 and 1999                   52

Consolidated Statements of Operations
   Years ended December 31, 2000, 1999 and 1998                            53

Consolidated Statements of Changes in Stockholders' Equity
   Years ended December 31, 2000, 1999 and 1998                            54

Consolidated Statements of Cash Flows
   Years ended December 31, 2000, 1999 and 1998                            55

Notes to Consolidated Financial Statements                                 57

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Healthaxis Inc.
East Norriton, Pennsylvania


We have audited the accompanying consolidated balance sheets of Healthaxis Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards general accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthaxis Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles general accepted in the United States of America.


/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, TX

March 16, 2001

                        Healthaxis Inc. and Subsidiaries
                           Consolidated Balance Sheets

                    (Dollars in thousands except share data)

                                                                                               December 31,     December 31,
                                                                                                   2000             1999
                                                                                                   ----             ----
Assets
Cash and cash equivalents                                                                        $  17,170       $  58,069
Accounts receivable, net of allowance for doubtful accounts of $300                                  2,061               -
Accounts receivable from affiliates                                                                  5,090               -
Prepaid expenses and other current assets                                                              694             549
Notes receivable                                                                                       577               -
                                                                                                 ---------       ---------
         Total current assets                                                                       25,592          58,618

Property, equipment and software, less accumulated depreciation and
    amortization of $10,036 and $1,183                                                               6,431           5,610
Capitalized software and contract start-up costs, less accumulated amortization of $1,478            7,240               -
Goodwill, less accumulated amortization of $34,109 and $765                                        648,854           7,114
Customer base, less accumulated amortization of $4,301                                              12,904               -
Notes receivable from employees                                                                        631               -
Note receivable                                                                                        242               -
Deferred acquisition costs                                                                             801             750
Assets held for sale                                                                                 5,005           7,204
Investment in Digital Insurance, Inc.                                                                3,178               -
Other assets                                                                                           114             306
                                                                                                 ---------       ---------
                  Total assets                                                                   $ 710,992       $  79,602
                                                                                                 =========       =========

Liabilities and Stockholders' Equity
Accounts payable                                                                                 $   1,275       $   1,823
Accrued liabilities                                                                                  5,724           4,656
Deferred revenues                                                                                      737               -
Obligations under capital leases                                                                       269               -
Other current liabilities                                                                                -             500
                                                                                                 ---------       ---------
         Total current liabilities                                                                   8,005           6,979

Convertible debentures                                                                              27,367          25,019
Federal income taxes                                                                                     -             585
Ceding commission liability                                                                              -           5,600
Post retirement and employment liabilities                                                           1,072           1,030
Capital lease obligations                                                                                2             117
Other                                                                                                   13               -
                                                                                                 ---------       ---------
                  Total liabilities                                                                 36,459          39,330

Commitments and Contingencies

Minority interest in Healthaxis:
    Common stock                                                                                   442,989          12,603
    Preferred stock                                                                                 15,049          15,049

Stockholders' Equity:
Preferred stock, par value $1:  authorized 20,000,000 shares:
    Series A cumulative convertible, none issued and outstanding                                         -               -
    Series B cumulative convertible, none issued and outstanding                                         -               -
Common stock, par value $.10:  authorized 50,000,000,
    issued and outstanding 13,097,618 and 13,027,668                                                 1,310           1,303
Common stock, Class A, par value $.10:  authorized 20,000,000,
    none issued and outstanding                                                                          -               -
Additional paid-in capital                                                                         325,797          81,798
Accumulated deficit                                                                               (105,497)        (70,481)
Unearned compensation                                                                               (5,115)              -
                                                                                                 ---------       ---------
                  Total stockholders' equity                                                       216,495          12,620
                                                                                                 ---------       ---------
                  Total liabilities and stockholders' equity                                     $ 710,992       $  79,602
                                                                                                 =========       =========

                 See notes to consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries
                      Consolidated Statements of Operations

             (Dollars in thousands, except share and per share data)

                                                                                     Years Ended December 31,
                                                                            2000               1999               1998
                                                                            ----               ----               ----

Revenue                                                                 $   13,139       $          -        $          -
Revenue from affiliates                                                     29,657                  -                   -
                                                                        ----------       ------------        ------------
     Total                                                                  42,796                  -                   -

Expenses:
     Cost of Revenues                                                       29,426                  -                   -
     Operating                                                              18,623                504                 277
     Sales and marketing                                                     3,585                447                 134
     General and administrative                                             12,380              7,457               3,967
     Amortization of intangibles                                            40,678                765                   -
                                                                        ----------       ------------        ------------
         Total expenses                                                    104,692              9,173               4,378
                                                                        ----------       ------------        ------------
     Operating loss                                                        (61,896)            (9,173)             (4,378)

     Interest expense and other income, net                                 (2,977)              (925)               (222)
                                                                        ----------       ------------        ------------
     Loss before minority interest                                         (64,873)           (10,098)             (4,600)

Minority interest in loss of subsidiary                                     35,988              1,008                 493
                                                                        ----------       ------------        ------------
Loss before provision for income taxes                                     (28,885)            (9,090)             (4,107)
Income tax provision                                                           585                  -                   -
                                                                        ----------       ------------        ------------
Loss from continuing operations                                            (28,300)            (9,090)             (4,107)
                                                                        ----------       ------------        ------------
Loss from sale of discontinued operations                                   (2,300)           (10,263)                  -
Loss from discontinued operations:
    Insurance operations                                                         -             (8,052)             (6,748)
    Retail website operations                                               (6,341)           (19,126)             (1,301)
                                                                        ----------       ------------        ------------
Total loss from discontinued operations                                     (8,641)           (37,441)             (8,049)
                                                                        ----------       ------------        ------------
Loss before extraordinary item                                             (36,941)           (46,531)            (12,156)
Gain on forgiveness of debt                                                  1,925                  -                   -
                                                                        ----------       ------------        ------------
     Net loss                                                              (35,016)           (46,531)            (12,156)
Dividends on preferred stock                                                     -                 70                 254
                                                                        ----------       ------------        ------------
     Net loss applicable to common stock                                $  (35,016)      $    (46,601)       $    (12,410)
                                                                        ==========       ============        ============
Loss per share of common stock (basic and diluted)
     Continuing operations                                              $    (2.17)      $      (0.75)        $     (0.42)
     Discontinued operations                                                 (0.66)             (3.05)              (0.78)
     Extraordinary gain                                                        .15                  -                   -
                                                                        ----------       ------------        ------------
     Net loss                                                           $    (2.68)      $      (3.80)        $     (1.20)
                                                                        ==========       ============         ===========
Weighted average common shares and equivalents used in computing loss per share
     Basic and diluted                                                  13,082,000         12,260,000          10,331,000

                 See notes to consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                        (Dollars and shares in thousands)

                                                                                                                   Accumulated
                                                                                      Additional                      Other
                                             Preferred Stock       Common Stock        Paid-In      Accumulated   Comprehensive
                                           Shares     Amount     Shares     Amount     Capital        Deficit     Income (Loss)
                                           ------     ------     ------     ------     -------        -------     -------------
BALANCE, DECEMBER 31, 1997                  580      $   580     10,209    $   1,021   $   13,767    $  (11,468)    $      185

Comprehensive income:
      Net loss 1998                                                                                     (12,156)
      Other comprehensive income                                                                                           481

Comprehensive loss

Issuance of common stock                                            410           41        1,616
Stock options and warrants exercised                                882           89        2,991
Increase in net assets in Healthaxis                                                        4,210
Warrants issued                                                                             4,469
Conversion of preferred stock               (23)         (23)        24            2           21
Cancellation of treasury stock                                      (36)          (4)         (72)
Cash dividends declared on preferred
   stock                                                                                                   (255)
                                          -----       ------     ------      -------   ----------    ----------    -----------
BALANCE, DECEMBER 31, 1998                  557          557     11,489        1,149       27,002       (23,879)           666

Comprehensive income:
      Net loss 1999                                                                                     (46,531)
      Other comprehensive loss                                                                                            (666)

Comprehensive loss

Issuance of common stock                                             25            3          267
Stock options and warrants exercised                                956           95        5,876
Increase in net assets in Healthaxis                                                       44,395
Warrants and non employee options
  issued                                                                                    3,757
Conversion of preferred stock              (557)        (557)       557           56          501
Cash dividends declared on preferred
   stock                                                                                                    (71)
                                          -----       ------     ------      -------   ----------    ----------    -----------
BALANCE, DECEMBER 31, 1999                    -            -     13,027        1,303       81,798       (70,481)             -

Net loss 2000                                                                                           (35,016)
Stock options and warrants exercised                                 71            7          334
Increase in net assets in Healthaxis                                                      242,845
Employee stock option compensation                                                            820
Valuation of Insurdata options
Amortization/forfeiture of unearned
   compensation
                                          -----       ------     ------      -------   ----------    ----------    -----------
BALANCE, DECEMBER 31, 2000                    -       $    -    $13,098      $ 1,310    $ 325,797    $ (105,497)   $         -
                                          =====       ======     ======      ======     =========    ==========    ===========

                                               Treasury
                                                Stock        Unearned
                                              (at cost)    Compensation       Total
                                               -------     ------------       -----
BALANCE, DECEMBER 31, 1997                     $    (76)     $       -     $   4,009

Comprehensive income:
      Net loss 1998                                                          (12,156)
      Other comprehensive income                                                 481
                                                                           ---------
Comprehensive loss                                                           (11,675)
                                                                           ---------
Issuance of common stock                                                       1,657
Stock options and warrants exercised                                           3,080
Increase in net assets in Healthaxis                                           4,210
Warrants issued                                                                4,469
Conversion of preferred stock                                                      -
Cancellation of treasury stock                       76                            -
Cash dividends declared on preferred
   stock                                                                        (255)
                                               --------      ---------     ---------
BALANCE, DECEMBER 31, 1998                            -              -         5,495

Comprehensive income:
      Net loss 1999                                                          (46,531)
      Other comprehensive loss                                                  (666)
                                                                           ---------
Comprehensive loss                                                           (47,197)
                                                                           ---------
Issuance of common stock                                                         270
Stock options and warrants exercised                                           5,971
Increase in net assets in Healthaxis                                          44,395
Warrants and non employee options                                              3,757
  issued
Conversion of preferred stock                                                      -
Cash dividends declared on preferred
   stock                                                                         (71)
                                               --------      ---------     ---------
BALANCE, DECEMBER 31, 1999                            -              -        12,620

Net loss 2000                                                                (35,016)
Stock options and warrants exercised                                             341
Increase in net assets in Healthaxis                                         242,845
Employee stock option compensation                                               820
Valuation of Insurdata options                                 (10,691)      (10,691)
Amortization/forfeiture of unearned
   compensation                                                  5,576         5,576
                                               --------      ---------     ---------
BALANCE, DECEMBER 31, 2000                     $      -         (5,115)    $ 216,495
                                               ========      =========     =========

                 See notes to consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                                                                  Years Ended December 31,
Cash flows from operating activities                                       2000                 1999               1998
                                                                          ------               ------             ------
    Net loss                                                            $ (35,016)           $ (46,531)         $ (12,156)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Loss on sale of discontinued operations                              2,300                8,763                  -
       Issuance of common stock                                                 -                    -                106
       Depreciation and amortization                                       51,742               17,739              1,622
       Net realized gain on investments                                         -                    -               (270)
       Net realized gain on sale of subsidiaries                                -                    -             (3,002)
       Issuances of warrants                                                    -                1,394              1,314
       Gain on forgiveness of debt                                         (1,925)                   -                  -
       Bad debt reserve                                                       680                    -                  -
       Write off of goodwill                                                    -                    -              1,193
       Minority interest in loss of subsidiary                            (47,187)              (7,747)              (716)
       Stock option compensation                                            4,927                    -                  -
       Interest on loan conversion                                              -                    -                953
       Shares issued for services                                               -                  270                  -
       Loss on disposition of assets                                          721                  749                  -
       Interest on convertible debt                                         2,348                  573                  -
       Noncash expense for service agreements                                   -                  556                  -
       Changes in operating assets and liabilities net of
             amounts acquired or divested:
          Accounts receivable                                              (1,868)                 -                    -
          Premium due and uncollected, unearned premium and
             premium received in advance                                        -                  354             (1,403)
          Prepaid expenses                                                     69               (4,729)            (9,300)
          Due to/from reinsurers                                                -               10,030             (5,666)
          Due from third party administrator                                    -                6,849             (6,849)
          Deferred policy acquisition costs, net                                -                2,106               (607)
          Accrued investment income                                             -                  152                190
          Other assets, current and deferred income taxes and
             other liabilities                                                733                2,099              2,474
          Accounts payable and accrued liabilities                         (4,880)               2,963             (3,067)
          Income taxes payable                                               (585)                   -                  -
          Deferred revenues                                                   340                    -                  -
          Ceding commission and interest                                   (3,675)                 600              5,000
          Future policy benefits and claims                                    42              (45,940)            12,696
          Other liabilities                                                  (355)                   -                  -
                                                                        ---------             --------           --------
    Net cash used in operating activities                                 (31,589)             (49,750)           (17,488)
                                                                        =========             ========           ========

                        Healthaxis Inc. and Subsidiaries

                             (Dollars in thousands)

Cash flows from investing activities
       Payments for sale of subsidiary                                          -              (14,700)                 -
       Cash in acquired company                                             2,126                    -                  -
       Investment in capitalized software and contract start-up            (5,576)                   -                  -
       Purchases of bonds                                                       -                    -             (2,674)
       Purchases of equity securities                                           -                    -                (99)
       Sales of bonds                                                           -                6,656             11,244
       Sales of equity securities                                               -                    -                 24
       Sale of subsidiaries                                                     -                    -              9,853
       Sale of investment in real estate                                        -                    -              1,162
       Maturities of investments and loans                                      -                   45                 14
       Payment of acquisition costs                                        (1,491)                (750)                 -
       Collection on notes receivable                                          52                1,328                  -
       Loans to officer, director and shareholder                               -                    -                (85)
       Purchases of property, equipment and software                       (4,391)              (4,169)            (1,960)
                                                                        ---------             --------           --------
    Net cash (used in) provided by investing activities                    (9,280)             (11,590)            17,479
                                                                        ---------             --------           --------


Cash flows from financing activities
       Withdrawals from contract holder deposit funds                           -                    -               (249)
       Principal payments on capital lease                                   (554)                (379)                 -
       Repayments of notes payable                                              -                    -             (1,212)
       Repayment of loans payable                                               -               (1,465)                 -
       Purchase of Healthaxis common stock                                      -               (8,203)                 -
       Net proceeds from the sale of convertible debt                           -               26,763                  -
       Net proceeds from the sales of Healthaxis common stock                   -               59,445              1,657
       Net proceeds from the sales of  preferred stock                          -               12,082              2,699
       Exercise of stock options                                              341                5,052              1,680
       Exercise of Healthaxis stock options                                   183                    -                  -
       Net proceeds from issuance of convertible note                           -                    -              5,000
       Dividends paid on preferred stock                                        -                  (71)              (148)
                                                                        ---------             --------           --------
    Net cash (used in) provided by financing activities                       (30)              93,224              9,427
                                                                        ---------             --------           --------
    (Decrease) increase in cash and cash equivalents                      (40,899)              31,884              9,418
    Cash and cash equivalents, beginning of period                         58,069               26,185             16,767
                                                                        ---------             --------           --------
    Cash and cash equivalents, end of period                            $  17,170             $ 58,069           $ 26,185
                                                                        =========             ========           ========

Supplemental disclosure of cash flow information:
    Interest paid                                                       $     574             $     78           $    416
    Income taxes (refunded), net                                                -                    -             (5,218)
Non-cash investing activities
    Issuance of common stock and options in connection
              With Insurdata Merger                                     $ 722,488             $      -           $      -
    Receipt of Digital Insurance, Inc. common shares                        3,178                    -                  -
    Issuance of note to Digital Insurance, Inc.                               500                    -                  -
Non-cash financing activities
    Issuance of warrants                                                $       -             $  6,808           $  3,428
    Exercise of  options                                                        -                  900              1,400
    Repayment of loans payable                                                  -               (2,400)                 -
    Conversion of preferred stock to common stock                               -                  557                  -

                 See notes to consolidated financial statements

                        Healthaxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (in thousands except share and per share data)

Note 1 - Organization and Nature of Operations

Healthaxis Inc. ("HAXS"), formerly Provident American Corporation, is a Pennsylvania corporation organized in 1982. Healthaxis.com, Inc. ("Healthaxis"), a consolidated subsidiary of HAXS, was formed on March 26, 1998. Healthaxis operates as a technology solutions provider in the market of health care administration. Healthaxis provides application solutions and services to both healthcare payers and those entities involved in the distribution and administration of health insurance. Healthaxis offers a suite of Internet based software applications and services designed to enhance the efficiency and effectiveness of insurance plan distribution, claims administration, benefits enrollment, benefits maintenance and conversion of insurance claims information to electronic form. In addition, Healthaxis provides systems integration, technology management, and data capture services.

As of December 31, 2000 and 1999, HAXS owned 34.7% and 66.9% of Healthaxis' common and preferred stock, respectively. Due to various voting trust agreements, HAXS and its affiliates had, as of December 31, 2000, voting power for an additional 19.5% of Healthaxis' common and preferred stock. As a result of HAXS and its affiliates (who are members of the Healthaxis Board of Directors) having voting power with respect to a total of 54.2% of Healthaxis' common and preferred stock, HAXS has operating control and consolidates Healthaxis for financial reporting purposes.

Until November 30, 1999, HAXS was a regulated insurance holding company owning 100% of Provident Indemnity Life Insurance Company ("PILIC"). On November 30, 1999, HAXS sold PILIC. As a result, the results of operations of PILIC prior to the sale are presented as a discontinued business segment (See Note 5).

On January 7, 2000, Healthaxis completed a merger with Insurdata Incorporated ("Insurdata"), a subsidiary of UICI (See Note 3). Healthaxis emerged as the surviving entity. Prior to this merger, Healthaxis was engaged in the marketing and sale of health insurance products over the Internet through a retail website. On June 30, 2000, Healthaxis entered into an agreement to sell substantially all of the assets used in connection with the retail website operations (See Note 5). As a result, the retail website operations are presented as a discontinued business segment. The continuing operations of HAXS and its subsidiaries ("the Company") are principally of those obtained in the Insurdata merger.

On January 26, 2000, HAXS and Healthaxis entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which HAXS would acquire all of the outstanding shares of Healthaxis it does not currently own through the merger of Healthaxis with a wholly-owned subsidiary of HAXS (the "HAXS Merger"). On September 29, 2000, HAXS and Healthaxis entered into an Amended and Restated Agreement and Plan of Reorganization and Amended and Restated Agreement and Plan of Merger that, among other things, adjusted the merger exchange ratio from 1.127 to 1.334. On January 26, 2001, the shareholders of HAXS and Healthaxis approved this merger and the transaction was consummated.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Note 2 - Significant Accounting Policies

Principles of consolidation

The consolidated financial statements of HAXS include the accounts of HAXS and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates

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

Property, equipment and software

Property, equipment and software are recorded at cost. Expenditures for improvements that increase the estimated useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets ranging from 1 to 20 years.

Developed Software

Healthaxis incurs development costs that relate primarily to the development of new products and major enhancements to existing services and products. Healthaxis expenses or capitalizes, as appropriate, these development costs in accordance with Financial Accounting Standards Board Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. All development costs related to software development projects incurred prior to the time a project has reached technological feasibility are expensed. Software development costs incurred subsequent to reaching technological feasibility are capitalized up to the point of product marketability. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. Healthaxis capitalized $5,238 in software development costs during the year ended December 31, 2000. All software development costs capitalized are amortized using an amount determined as the greater of (i) the gross revenue method or (ii) the straight-line method over the remaining economic life of the product (generally three to five years). Healthaxis recorded amortization expense relating to capitalized software development costs of $341 during the year ended December 31, 2000.

The Company adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, during 1998. Accordingly, direct internal and external costs associated with the development of the features, content and functionality of www.healthaxis.com, Healthaxis' web site, incurred during the application development stage, have been capitalized, and are amortized on a straight line basis over the estimated useful life.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Impairment of long-lived assets

The Company reviews its long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"), and on a quarterly basis. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date no such impairment has been recognized on assets used in continuing operations.

Start-up costs

Healthaxis capitalizes costs directly attributable to contract start-up activities in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Costs capitalized include direct labor and fringe benefits. Such costs are amortized over the life of the respective contract. All other start-up costs not directly related to contracts are expensed in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities. Contract start-up costs capitalized during the year ended December 31, 2000 totaled $338. Healthaxis recorded amortization expense relating to contract start-up costs of $299 during the year ended December 31, 2000.

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

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Segments

The Company accounts for operating business segments in accordance with SFAS 131 Disclosures about Segments of an Enterprise and Related Information. Subsequent to the sale of the retail website operations in June 2000, management believes that the Company has only one continuing operating business segment.

Deferred Revenues

Certain contracts allow the company to bill in advance of contract performance. Amounts billed in advance of contract performance are deferred until such amounts are recognized as revenue, in accordance with the company's revenue recognition policy. In additional, start-up fees received by customers are deferred and recognized over the estimated life of the related customer contract.

Income taxes

The Company files a consolidated federal income tax return with its greater than 80% owned subsidiaries, which allocates income taxes based upon the taxable income of the companies included in the return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. See Note 12 for additional information.

Deferred acquisition costs

The Company defers the costs associated with pending mergers. These costs include legal, accounting and investment banking services. These costs are included as a component of the purchase price upon consummation of the merger. Deferred acquisition costs at December 31, 2000 and 1999, relate to the pending mergers of HAXS and Insurdata, respectively, as of those dates.

Basic and diluted loss per share of common stock

Basic loss per common share calculations are determined by dividing the loss available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is determined by dividing the losses available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. The Company's common stock equivalents, including warrants, stock options, convertible debentures, and preferred stock, were anti-dilutive for all periods presented, and thus not included in the diluted loss per common share calculations.

Reclassifications of prior year amounts

Certain prior year amounts have been reclassified to conform with the 2000 presentation or in accordance with applicable accounting requirements.

Stock Options and Warrants - Nonemployees

The Company accounts for all options and warrants granted to non-employees in accordance with Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). See Note 15 for additional information.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Stock Options and Warrants - Employees and Directors

The Company has elected to continue to account for stock-based compensation for employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and to provide additional disclosures with respect to the pro forma effects of adoption had the Company recorded compensation expense as provided in FAS 123. See Note 16 for additional information.

In accordance with APB No. 25, compensation cost for stock options is recognized based on the intrinsic value of options granted. The excess fair value, if any, of the underlying stock on the grant date over the options exercise price is recognized as compensation expense over the option vesting period. See Note 16 for additional information.

Recent accounting standards

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." ("SFAS 137"). In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. The Company will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2001, and does not expect the adoption to have a material effect on its financial condition or results of operations.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, the provisions of which were adopted by the Company in the first quarter of 2000. While SAB does not change existing rules on revenue recognition, it provides additional guidance for transactions not specifically addressed by existing rules. The adoption of these provisions primarily affected the Company's accounting for up front start-up fees received. As a result of the provisions, start-up fees have been deferred and are recognized over the estimated life of the related customer contract.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, Accounting for Certain Transactions involving Stock Compensation, which clarifies the application of APB 25 for certain issues. The interpretation is effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Note 3 - Merger with Insurdata Incorporated

On January 7, 2000, Healthaxis completed a merger with Insurdata, a health care technology company and a majority owned subsidiary of UICI (the "Insurdata Merger"). The transaction was accounted for using the purchase method of accounting. Healthaxis was determined to be the accounting acquirer. As a result, the net assets of Insurdata have been recorded at their fair value with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill.

In connection with the Insurdata Merger, each outstanding share of Insurdata common stock was converted into the right to receive 1.33 shares of Healthaxis common stock. Healthaxis issued 21,807,567 shares of Healthaxis common stock to Insurdata shareholders. In connection with the Insurdata Merger, Healthaxis also issued 426,930 options to purchase Healthaxis common stock to existing Insurdata optionholders. The fair value of the consideration given by Healthaxis for the acquisition of Insurdata under the purchase method of accounting totaled $723,927. This purchase price consideration consisted of: (1) the fair value of the Healthaxis common shares issued to Insurdata shareholders totaling $654,799 ($30.03 per share), (2) the fair value of Healthaxis options granted to Insurdata optionholders under Insurdata stock option plans totaling $11,901 (average fair value of $27.87 per option), (3) the difference between the fair value of shares issued in the December 7, 1999 private placement and the $15 issue price totaling $55,788, and (4) merger costs totaling $1,439. The fair value per share of Healthaxis common stock was determined based upon the quoted NASDAQ market price of HAXS common stock on the measurement date of December 7, 1999. The value of the December 7, 1999 private placement of Healthaxis common shares in excess of the cash received from their issuance represents additional value tendered by Healthaxis in a transaction occurring simultaneously with the purchase of Insurdata. The fair value of the Healthaxis options granted to Insurdata optionholders was determined using the Black Scholes option pricing model.

The fair value of the Insurdata assets acquired and liabilities assumed through the Insurdata Merger were:

         Cash and cash equivalents                      $   2,126
         Accounts receivable, net                           5,834
         Fixed assets                                       6,278
         Developed software                                 2,862
         Unearned compensation                             10,691
         Customer base                                     17,205
         Goodwill                                         682,964
         Other assets                                       1,768
         Other liabilities                                 (5,801)
                                                        ---------
                                                        $ 723,927
                                                        =========

In connection with the Insurdata Merger, HAXS recorded an increase in minority interest in Healthaxis common stock totaling $479,775, and an increase to additional paid-in capital of $242,713. The increase in additional paid-in capital represents dilution to minority shareholders resulting from the Insurdata Merger.

The amount allocated to unearned compensation is based upon the intrinsic value of the unvested Healthaxis options issued to Insurdata optionholders discussed above and is being amortized over the remaining vesting term of the options. Healthaxis has recorded the unearned compensation as a reduction of stockholders' equity.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Pro forma financial information for the year ended December 31, 1999, as though the Insurdata Merger had occurred on January 1, 1999, is as follows:


        Revenues                                         $    42,897
        Net Loss                                         $   (61,275)
        Net loss per common share                        $     (5.00)
        Weighted average common shares outstanding
          (basic and diluted)                             12,260,000


Note 4 - Amortization of Intangibles

Amortization of intangibles relates to the amortization of goodwill, customer base, and developed software resulting from the Insurdata Merger and the amortization of goodwill resulting from the purchase of Healthaxis common shares from a minority shareholder in 1999 (see Note 13). The goodwill, customer base, and developed software resulting from the Insurdata Merger are being amortized over their estimated useful lives of 20, 4, and 3 years, respectively. The goodwill resulting from the 1999 purchase of Healthaxis shares was being amortized over 3 years until June 30, 2000, at which time the remaining net book value was expensed as a component of the loss on the sale of the discontinued retail website operations. Following is a summary of the amortization of intangibles:

                                                2000                1999
                                              --------            --------
         Goodwill                             $ 35,423            $    765
         Customer base                           4,301                   -
         Developed software                        954                   -
                                              --------            --------
                                              $ 40,678            $    765
                                              ========            ========

Note 5 - Discontinued Operations

Discontinued Retail Website Operations

On June 30, 2000, Healthaxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital Insurance, Inc. ("Digital Insurance"). Included in the sale was the current and next generation of the retail website user interface (the presentation layer of the website that includes the graphical templates that create the look and feel of the website), all existing in-force insurance policies, certain physical assets, and agreements, including, but not limited to portal marketing agreements and agreements related to the affiliate partner program. This transaction closed on October 13, 2000. The consideration received by Healthaxis in return for those assets consisted of: $500 in cash; a $500 note; 11% of the outstanding shares of Digital Insurance, on a fully-diluted basis, at closing; and a portion of Digital Insurance's net commission revenues received by Digital Insurance through the acquired website user interface or an affinity partner indefinitely. In accordance with Accounting Principles Board Opinion Number 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, Healthaxis has reported the operations of the retail website as discontinued operations as of the measurement date of June 30, 2000. The 11% ownership in Digital Insurance has been accounted for under the cost method. The value assigned to the shares totaled $3,178 and was based upon previous equity transactions by Digital Insurance.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

In connection with this sale, Healthaxis and Digital Insurance entered into a Software Licensing and Consulting Agreement that provides Healthaxis with: a perpetual nonexclusive license to use and sublicense, subject to certain restrictions, the user interface sold to Digital Insurance; licensing fees over 30 months of $3.0 million for software owned by Healthaxis that will be used by Digital Insurance in conjunction with the user interface it purchased; and professional service fees over 12 months of a minimum of $3.0 million for services relating to customizing, maintaining and upgrading the user interface and other software. Revenue recognized in 2000 under this agreement totaled $2,255.

As a result of this sale to Digital Insurance, a loss on the sale of discontinued operations in the amount of $2,300 has been recorded as of June 30, 2000. Included in the loss is a write off of goodwill totaling $5,801, before minority interest, relating to the net book value of the goodwill recorded in 1999 that was attributable to the retail website operations.

Following is the results of the retail website operations included in the loss from discontinued operations for all periods presented:

                                                   Six Months
                                                    Ending
                                                 June 30, 2000        1999             1998
                                                ------------------------------------------------
Interactive commission and fee revenue             $    672         $    291       $      -

Expenses:
   Operating                                          6,697            5,504            535
   Sales and marketing                               11,496           19,652          1,161
   General and administrative                            19            1,000           (172)
                                                ------------------------------------------------

Total expenses                                       18,212           26,156          1,524
                                                ------------------------------------------------

Operating loss before minority interest             (17,540)         (25,865)        (1,524)

Minority interest in loss                            11,199            6,739            223
                                                ------------------------------------------------

Loss from discontinued operations                  $ (6,341)        $(19,126)      $ (1,301)
                                                ================================================

Assets held for sale at December 31, 1999 relate entirely to the retail website operations and are as follows:


    Prepaid interactive marketing expense                          $  1,790
    Prepaid alliance agreement, net of accumulated
      amortization of $436                                            2,283
    Property and equipment, net of accumulated depreciation
          and amortization of $1,077                                  3,131
                                                                   --------

    Total                                                          $  7,204
                                                                   ========

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Discontinued Insurance Operations

On November 30, 1999, in accordance with the amended Stock Purchase Agreement ("Agreement") all of the issued and outstanding shares of the common stock of PILIC and its other inactive subsidiaries were transferred to AHC Acquisition, Inc. ("AHC"), a newly formed Pennsylvania business corporation, owned by Mr. Alvin H. Clemens, HAXS' chairman for no consideration.

In anticipation of the transfer, HAXS, in order to eliminate a statutory capital deficiency, contributed $7,200. Also, HAXS purchased from PILIC the office building located on DeKalb Pike in East Norriton, PA for $4,700 and 545,916 shares of Healthaxis Series A Preferred Stock for $2,800 and assumed the related employee obligations which are described in Note 17 amounting to $1,030 as of December 31, 1999.

Concurrent with the transfer of PILIC, HAXS conveyed at its historical cost, 100,000 shares of the Series A preferred stock to AHC together with registration rights previously granted to PILIC.

In accordance with APB 30 the operating results of PILIC and all of the other insurance operations are reported as discontinued operations for all periods presented.

As a result of the transfer of PILIC, HAXS recorded a loss of $10,263, which includes a write-off of assets relating to PILIC including unamortized deferred policy acquisition costs and property and equipment, net of accumulated depreciation in the amount of $2,623, a capital contribution of $7,200 and the value of the preferred stock transferred to AHC which amounted to $440.

The Stock Purchase Agreement includes various warranties, representations, covenants and conditions, including but not limited to certain non-compete and non-solicitation agreements with AHC regarding the future sale of health insurance products for a three-year period commencing on December 31, 1998 by licensed insurance agents of PILIC.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

         Results of discontinued insurance operations:

                                                                      11 Months Ended
                                                                        November 30,
                                                                           1999                  1998
                                                                      ---------------          --------
Revenue:
     Net premium revenue                                                $  7,197               $ 69,617
     Net investment income                                                 2,395                  3,672
     Realized gain on investments                                              6                    270
     Ceding allowance, net of policy acquisition costs                         -                    799
     Realized gain on the sale of subsidiary                               1,500                  3,002
     Other revenue                                                           890                     47
                                                                        --------               --------
         Total revenue                                                    11,988                 77,407
                                                                        --------               --------

Benefits and expenses:
     Death and other policy benefits:
         Life                                                              3,315                  7,518
         Accident and health, net of reinsurance                           7,661                 47,509
         Annuity contracts and other considerations                          622                    353
     Commissions, net of ceding allowance and
         deferred acquisition costs                                        1,486                  7,139
     Other operating expenses, net of ceding allowance
         and deferred acquisition costs                                    6,683                 19,607
     Amortization of deferred policy acquisition costs                       252                  2,049
     Depreciation and amortization of goodwill                                 -                  1,010
                                                                        --------               --------
         Total benefits and expenses                                      20,019                 85,185
                                                                        --------               --------

Loss before income taxes                                                  (8,031)                (7,778)
Provision (benefit) for income taxes:
     Current                                                                  21                 (1,030)
     Deferred                                                                  -                      -
                                                                        --------               --------
         Total income taxes                                                   21                 (1,030)
                                                                        --------               --------
Loss from discontinued operations                                       $ (8,052)              $ (6,748)
                                                                        ========               ========

         1998 Sales of Insurance Operations:

On December 31, 1998 the Company sold all of the outstanding shares of Provident American Life and Health Insurance Company ("PALHIC") and National Insurance Administrators ("NIA") to Central Reserve Life Insurance Company ("CRLC"). HAXS recognized a loss of approximately $1,000 on the sale of these subsidiaries which has been included in discontinued operations.

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

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Note 6 - Notes Receivable and Notes Receivable from Employees

Following is a summary of notes receivable at December 31, 2000:

Note receivable from Digital Insurance, $250 due
   March 1, 2001, $250 due July 1, 2001, bears interest at
   9.5%, unsecured                                                        $ 500
Note receivable from UICI subsidiary, monthly payments of $8, matures December 2004, bears no interest
   (discounted at 8.75%), unsecured                                         309
Other
                                                                             10
                                                                          -----
Total                                                                       819
Less current portion                                                       (577)
                                                                          -----
Notes receivable, non-current                                             $ 242
                                                                          =====

Notes receivable from employees are due December 31, 2002, bear interest at 6%, and are secured by shares of Healthaxis common stock.


Note 7 - Property, Equipment and Software

Property, equipment and software, at cost, consist of the following (in thousands):

                                                     Useful Lives               December 31,
                                                       (Years)             2000              1999
                                                     -------------------------------------------------
Building                                                  20            $      -           $ 4,700
Building improvements                                     10                   -               715
Computer equipment                                        3                9,456               337
Office furniture and equipment                           7-10              3,607               653
Leasehold improvements                                   3-5               1,476                 -
Computer software                                        1-3               1,928               388
Less accumulated depreciation and amortization                           (10,036)           (1,183)
                                                                        --------           -------
                                                                        $  6,431           $ 5,610
                                                                        ========           =======

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Note 8 - Assets Held for Sale

Assets held for sale at December 31, 2000, represent the book value of the building in East Norriton, Pennsylvania, net of accumulated depreciation, totaling $5,005. The Company is actively pursuing the sale of the asset and has listed the building with a professional real estate agent.

Assets held for sale at December 31, 1999, relate to the assets of the retail website operations that were discontinued on June 30, 2000.


Note 9 - Convertible Debentures

On September 15, 1999 HAXS issued 2% convertible debentures ("Debentures") in the amount of $27,500 due September 14, 2002. The Debentures bear interest at the rate of 2% per annum, payable in cash or equivalent value of HAXS' common stock, semi annually on January 1 and July 1 of each year, beginning on January 1, 2000. Accrued, unpaid and past due amounts bear interest at the rate of 15% per annum. Except with respect to overdue interest it is assumed that HAXS will make all payments of interest in common stock, subject to those shares being registered, unless HAXS notifies the holder in writing otherwise.

The Debentures were convertible into HAXS' common stock at a conversion price of $20.34 per share, which represented a 15% premium over the average of the closing price of $18.00 per share on September 13, 1999 and $17.375 per share on September 14, 1999. As part of the transaction, HAXS issued to the Purchasers warrants to purchase 202,802 shares of its common stock at an exercise price equal to the conversion price ($20.34 per share) (the "Warrants"). The Warrants have a term of five years, were valued at $2,317 and have been accounted for as a cost of issuing the Debentures. The cost of issuing the Debentures of $3,052 consisted of the value of the Warrants and other costs, which will be amortized over the anticipated life of the Debentures as interest expense.

In a separate but related transaction Alvin H. Clemens, Chairman of HAXS, among other things, has assigned to HAXS options to purchase 202,802 shares with a per share range of $.91 to $11.00 of common stock as described in Note 15. The net result of this assignment is that the number of Warrants issued to the purchasers of the Debentures was equal to the number of options retired by Mr. Clemens.

HAXS also executed a registration rights agreement, which required HAXS to register the underlying shares issuable upon the conversion of the Debentures or the exercise of the warrants issued to the holders of the Debentures. The terms of the registration rights provided that if the Company had not made such registration statement effective by August 28, 2000, certain financial penalties would be payable to the holders of the Debentures. Subject to certain limitations the registration statement is to remain effective until four years from the date the registration statement is declared effective by the Securities and Exchange Commission (the "SEC"). As of December 31, 2000, the SEC had not declared such a registration statement effective and the Company had accrued penalties totaling $1,419, which are included in interest expense. In January 2001, such registration statement was declared effective by the SEC.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

On September 28, 2000, HAXS entered into an Amendment to the Securities Purchase Agreement dated September 14, 1999 between HAXS and the holders of the Debentures. In accordance with the terms of the Amendment, the terms of the debentures were amended to, among other things, extend the maturity of the debentures to September 14, 2005, to change the conversion price to $9.00 per share and to modify the events of default. Based upon the revised conversion price, the amended Debentures will be convertible into 3,055,555 shares of HAXS' common stock. The terms of the Warrants to purchase 202,802 shares of HAXS' common stock issued to the purchasers of the Debentures were also amended to reduce the exercise price to $3.01 and to extend the exercise period of the warrants for an additional year, or until September 13, 2005.

The Amendment to the Securities Purchase Agreement provides that, among other things, the amendments to the debentures, warrants and the registration rights agreement would not take effect until the fifth business day after HAXS' shareholders approved the HAXS Merger. The holders of the debentures agreed to conditionally waive and suspend any and all past or current defaults or violations arising under the debenture or the registration rights agreements as well as any prospective defaults or violations arising under these agreements from August 28, 2000 through the closing date of the HAXS Merger. On January 26, 2001, the shareholders of HAXS and Healthaxis approved the HAXS Merger and the transaction closed on January 29, 2001 (See Note 21). In connection with this restructuring, the Company recorded a gain of $1,681in the first quarter of 2001. This gain consisted primarily of the abatement of penalties related to the stock registration rights agreement.

HAXS also agreed not to sell any shares of its capital stock or stock of Healthaxis without the prior consent of holders of more than 50% of the outstanding principal amount of the amended debentures.


Note 10 - HPS Agreements

Loans Payable to HPS: The Company received $5,000 from HealthPlan Services, Inc. ("HPS") in the fourth quarter of 1997, which was accounted for as loan payable, discounted at a rate of 9.25% resulting in a $3,865 amount which was to be amortized over five years with payments of $95,000 per month including interest. The loan was paid off in June 1999.

Settlement Agreement with HPS: During 1999, HAXS entered into a settlement agreement with HPS at no cost to resolve a number of disputes that had arisen between the Company and HPS relative to HPS' performance of administrative services under an outsourcing agreement. The companies agreed to settle all differences and claims related to the HPS outsourcing agreement and certain actions taken by Healthaxis regarding Healthaxis' obligations under certain agreements between the parties.

Also in accordance with the terms of the settlement agreement, HPS exercised a warrant granted in 1998 and purchased 100,000 shares of the common stock of HAXS for a purchase price of $900. The purchase price was paid by a set off of a like amount against the loan owed to HPS. The Company paid the remaining balance of the loan amounting to $1,267 on June 30, 1999.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)


Note 11 -Capital and Operating Lease Obligations

The Company leases office space and various pieces of equipment under operating leases expiring in various years throughout 2005. In addition, the Company also leases certain equipment under capital leases expiring in various years throughout 2002. Future minimum rent payments under capital and operating leases for each of the next five years and in aggregate are as follows:


      Year Ended December 31,                         Operating       Capital
      -----------------------                         ---------       -------
             2001                                      $ 1,694        $   279
             2002                                        1,253              2
             2003                                          959              -
             2004                                          957              -
             2005                                          957              -
                                                       -------        -------
                                                       $ 5,820            281
                                                       =======
      Less amount representing interest                                   (10)
                                                                      -------
      Present value of future minimum lease payments                      271
      Less current portion                                                 (2)
                                                                      -------
                                                                      $   269
                                                                      =======

Note 12 - Ceding Commission Liability and Extraordinary Item

Effective December 31, 1998, HAXS and PILIC signed an agreement to reinsure 100% of its group medical and group life in-force business and sell the Company's group medical marketing, sales distribution rights and all of the outstanding capital stock of PALHIC to CRLC (the "CRLC Agreement").

Under the CRLC Agreement, PALHIC reinsured 100% of its business to PILIC, which in turn reinsured through a 100% coinsurance agreement, all of the Company's group medical and group life business to Hannover Life Reassurance Company of America ("RCH"). In addition, PILIC sold all of the outstanding shares of PALHIC and NIA to CRLC for an amount equal to PALHIC's capital and surplus. The Company transferred all rights and control regarding the Company's licensed insurance agents and entered into a non-compete and non-solicitation agreements with CRLC regarding the Company's licensed insurance agents with respect to the future sale of health insurance products for a three year period.

Effective December 31, 1998, PILIC entered into a coinsurance agreement with RCH whereby PILIC received a $10,000 ceding commission which consisted of a $5,000 non-refundable payment and a $5,000 payment contingent upon RCH's earning at least $10,000 in future profits from the ceded inforce business, plus 12% interest (the "guaranteed amount"). PILIC recognized the $10,000 as ceding commission revenue net of transaction costs of $417 and HAXS recognized a $5,000 ceding commission liability because of the negative financial history of the business.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

If RCH failed to earn the guaranteed amount within five years of the date of the closing of the CRLC transaction, HAXS was required to repay RCH the lesser of the guaranteed amount less RCH's actual profits on the inforce business, or $5,000, plus 12% interest. At no point did RCH earn the guaranteed amount from the ceded business. As such, HAXS incurred $575 and $600 of interest expense during 2000 and 1999, respectively.

Extraordinary Gain on Settlement with RCH: On December 1, 2000, HAXS entered into a settlement agreement with RCH. Under the terms of the agreement, RCH released HAXS from all liability under HAXS' original guarantee, in return for a cash payment of $4,250. HAXS recognized a gain on forgiveness of debt totaling $1,925 related to the transaction which is reflected as an extraordinary item.

Note 13 - Income Taxes

Significant components of deferred taxes consisted of the following:

                                                                          2000                1999
                                                                        -------             -------
   Deferred tax assets:
          Reserve for bad debt                                          $   106             $     -
          Start up expenses                                                 965               1,366
          Post employment and retirement benefits                           375                 361
          Net operating and capital loss carryforwards                   45,117              29,870
          Accrued expense and deferred revenue                              206                  32
          Unearned ceding commission                                          -               1,960
          Other, net                                                        (47)               (284)
                                                                        -------             -------
   Total deferred tax assets                                             46,722              33,305
                                                                        -------             -------

   Deferred tax liabilities:
          Capitalized software development costs                         (1,021)                  -
                                                                        -------             -------

   Deferred tax asset (liability) before valuation allowance             45,701              33,305
   Valuation allowance                                                  (45,701)            (33,305)
                                                                        -------             -------
          Net deferred tax asset (liability)                            $     -             $     -
                                                                        =======             =======

Effective April 1, 1999, Healthaxis was no longer eligible to participate in the Company's consolidated federal income tax return. The Healthaxis net operating loss carryforward, on a separate company basis, amounts to approximately $65,000 and is available to offset its future taxable income through 2015.

HAXS has a net operating loss carryforward ("NOL") approximating $61,000, of which $59,000 is available to offset future taxable income through 2015. Approximately $2,000 of the consolidated NOL's result from a 1989 acquisition. These NOLs expire between 2001 and 2004 and are subject to annual limitations approximating $24, thereby significantly reducing their ultimate utilization.

As a result of all of the capital transactions of both HAXS and Healthaxis, including the merger with Insurdata and the HAXS Merger, the utilization of NOL carryforwards may be limited. Additionally, the utilization of these NOL's, if available, to reduce future income taxes will depend on the generation of sufficient taxable income prior to their expiration.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

The Company has established a valuation allowance for deferred tax assets reflecting uncertainty as to whether the deferred tax asset is fully realizable.

The reconciliation of income tax expense (benefit) to the amount computed by applying the appropriate statutory income tax rate (35%) to (loss) before income taxes is as follows:

                                                                           Years Ended December 31,
                                                               -------------------------------------------------
                                                                  2000                1999                1998
                                                               ---------            --------            --------
Amount computed at statutory rate                              $ (30,397)           $(19,023)           $ (4,866)
Change in valuation allowance                                     12,396              20,794               5,418
Permanent differences                                             17,889              (1,771)               (167)
Reversal of prior year federal income taxes                         (585)                  -                   -
Other, net                                                           112                   -                (385)
                                                               ---------            --------            --------
         Total income tax (benefit)                            $    (585)           $      -            $      -
                                                               =========            ========            ========


Note 14 - Healthaxis.com, Inc. Equity

On May 11, 1999, Healthaxis completed a private placement of 516,051 shares of Healthaxis common stock to a group of accredited investors at $12 per share for an aggregate purchase price of $6,193, less issuance costs of $2. Investors purchasing Healthaxis common stock were provided with registration rights.

During 1999, HAXS purchased 1,415,000 shares of Healthaxis common stock from HPS for an aggregate purchase price of $8,203. HAXS has accounted for the purchase of minority interest in accordance with Interpretation 26 of Accounting Principles Board Opinion 16 "Acquisition of Minority Interest" as goodwill to be amortized straight-line over three years.

On December 7, 1999, Healthaxis completed a private placement of 3,846,003 shares of Healthaxis common stock to a group of accredited investors and HAXS at $15 per share for an aggregate purchase price of approximately $57,690 less issuance costs approximating $2,533. HAXS purchased 133,333 shares in the transaction for approximately $2,000.

On January 7, 2000, Healthaxis issued 21,807,567 common shares in connection with the Insurdata Merger (See Note 3).

The chart below identifies the equity ownership of Healthaxis. The chart excludes options and warrants to purchase Healthaxis stock:

                                   December 31, 2000                           December 31, 1999
                              ------------------------------              ------------------------------
                                Shares            Percentage                Shares            Percentage
                              ----------          ----------              ----------          ----------
HAXS                          15,801,644             34.7%                15,801,644             66.9%
Minority Interest             29,706,996             65.3%                 7,816,861             33.1%
                              ----------            ------                ----------            ------
Total                         45,508,640            100.0%                23,618,505            100.0%
                              ==========            ======                ==========            ======

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Healthaxis Series A Convertible Preferred Stock

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

In 1999, HAXS purchased all Series A Preferred Stock from PILIC and transferred 100,000 shares to AHC Acquisition, Inc. ("AHC"), a newly formed Pennsylvania business corporation, owned by Mr. Alvin H. Clemens (Healthaxis' and HAXS' chairman), for no consideration.

Shares of Series A Preferred Stock were convertible at any time, at the option of the holder, into Healthaxis common stock at a price equal to the original issuance price ($4.40 per share) divided by the conversion price. The conversion price was defined as the original issuance price adjusted for future issuances of Healthaxis common stock as defined in the Preferred Stock Certificate of Designation. On January 26, 2001, in connection with the HAXS Merger, 100,000 shares of Series A Preferred Stock was converted into 133,000 HAXS common shares based on the original conversion terms effected for the HAXS Merger exchange ratio of 1.334. The remaining Series A Preferred shares totaling 445,916 are wholly owned by HAXS and continue to exist after the HAXS Merger.


Healthaxis Series B Convertible Preferred Stock

During 1998, Healthaxis issued 625,529 shares of Series B convertible preferred stock, par value $1.00 per share (the "Series B Preferred Stock") to AOL at $4.40 per share for an aggregate purchase price of $2,750, less issuance costs amounting to $51. A portion of these proceeds were used to pay amounts due to AOL under a distribution agreement with Healthaxis relating to the since discontinued retail website operations.

Shares of Series B Preferred Stock were convertible at any time, at the option of the holder, into Healthaxis common stock at a price equal to the original issuance price ($4.40 per share) divided by the conversion price. The conversion price was defined as the original issuance price adjusted for future issuances of Healthaxis common stock as defined in the Certificate of Designation related to the Series B Preferred Stock. On January 26, 2001, in connection with the HAXS Merger, all of the Series B Preferred shares were converted into 834,455 shares of HAXS common stock. The number of shares issued upon conversion was determined based upon the original conversion terms effected for the HAXS Merger exchange ratio of 1.334.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Healthaxis Series C Convertible Preferred Stock

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

Shares of Series C Preferred Stock were convertible at any time, at the option of the holder, into Healthaxis common stock at a price equal to the original issue price ($5.77 per share) divided by the conversion price. The conversion price was defined as the original issuance price adjusted for future issuances of Healthaxis common stock as defined in Certificate of Designation related to the Series C Preferred Stock. On January 26, 2001, in connection with the HAXS Merger, all of the Series C Preferred shares were converted into 2,036,232 shares of HAXS common stock. The number of shares issued upon conversion was determined based upon the original conversion terms effected for the HAXS Merger exchange ratio of 1.334.


Healthaxis Series D Convertible Preferred Stock

On July 12, 1999, Healthaxis issued 333,334 shares of Healthaxis Series D convertible preferred stock to Intel Corporation at $12 per share for an aggregate purchase price of $4,000, less issuance costs of $40 (the "Series D Preferred Stock").

Shares of Series D Preferred Stock were convertible at any time, at the option of the holder, into Healthaxis common stock at a price equal to the original issue price ($12.00 per share) divided by the conversion price. The conversion price was defined as the original issuance price adjusted for future issuances of Healthaxis common stock as defined in the Certificate of Designation related to the Series D Preferred Stock. On January 26, 2001, in connection with the HAXS Merger, all of the Series C Preferred shares were converted 444,667 shares of HAXS common stock. The number of shares issued upon conversion was determined based upon the original conversion terms effected for the HAXS Merger exchange ratio of 1.334.


Note 15 - Stockholders' Equity and Dividend Restrictions

Letter Agreement between HAXS and Alvin H. Clemens: On September 9, 1999, HAXS and Mr. Clemens, HAXS' Chairman, entered into an agreement whereby Mr. Clemens agreed to convert approximately 557,000 shares of HAXS' Series A Preferred Stock, amend his agreement to purchase 550,000 shares of HAXS' Series A Preferred Stock in exchange for an option to purchase HAXS common stock, released all right, title and interest to options to purchase 202,802 shares of HAXS' common stock and a 1997 agreement to grant options to Mr. Clemens to purchase shares of HAXS' Series A Preferred Stock successively upon each exercise by Mr. Clemens of his existing option and each subsequently granted option to purchase shares of HAXS' Series A Preferred Stock from time-to-time. The exercise prices of the options to purchase common stock range from $3.64 to $8.75 per share and have a weighted average price per share of $4.56. In consideration of the aforementioned HAXS paid Mr. Clemens $650 which was accounted for as compensation expense.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Dividend restrictions: Dividends paid by HAXS over and above the financial assets of HAXS are dependent on the ability of Healthaxis to pay dividends to HAXS prior to January 26, 2001. Dividends paid by Healthaxis to HAXS are subject to certain restrictions related to Healthaxis preferred shares. HAXS and Healthaxis have not paid nor anticipate paying cash dividends on common stock in the foreseeable future.


Note 16 - Stock Options and Warrants

HAXS Stock Options and Warrants

The following table summarizes the changes in outstanding HAXS stock options and warrants:

                                                              Stock Options                      Warrants
                                                      ------------------------------   ----------------------------
                                                                         Weighted                       Weighted
                                                       Number of          Average      Number of         Average
                                                        Shares        Exercise Price     Shares      Exercise Price
                                                      ------------------------------   ----------------------------
 Outstanding at January 1, 1998                        2,278,395           $6.30         425,000         $ 6.30
   Granted                                               167,500           $4.97       1,325,000         $ 4.35
   Exercised                                            (410,258)          $4.04               -         $    -
   Canceled/forfeited                                   (278,195)          $9.85         (50,000)        $ 5.00
                                                      ------------------------------   ----------------------------
 Outstanding at December 31, 1998                      1,757,442           $6.14       1,700,000         $ 5.38
   Granted                                               344,831           $9.51         254,469         $12.86
   Exercised                                            (778,925)          $6.35        (250,000)        $ 8.20
   Canceled/forfeited                                   (327,831)          $6.50         (75,000)        $ 3.85
                                                      ------------------------------   ----------------------------
 Outstanding at December 31, 1999                        995,517           $6.96       1,629,469         $ 7.33
   Granted                                                     -           $   -          53,333         $ 3.03
   Exercised                                             (28,450)          $6.59         (41,500)        $ 3.57
   Canceled/forfeited                                    (44,875)          $7.97         (25,000)        $ 5.00
                                                      ------------------------------   ----------------------------
 Outstanding at December 31, 2000                        922,192           $5.63       1,616,302         $ 5.14
                                                      ==============================   ============================

 Options/Warrants Exercisable at December 31,

                         1998                                   944,133                          1,626,583
                         1999                                   904,917                          1,575,969
                         2000                                   887,692                          1,591,002

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Following is a summary of the status of stock options outstanding at December 31, 2000:

                 Outstanding options                       Exercisable Options
-------------------------------------------------------- -----------------------
                            Weighted
                             Average       Weighted                   Weighted
                            Remaining      Average                     Average
   Exercise                Contractual     Exercise                   Exercise
 Price Range       Number     Life          Price           Number      Price
-------------------------------------------------------- -----------------------
$2.38 - $3.52     151,000    6.6 yrs        $ 2.90         151,000     $ 2.90
$4.25 - $5.00     427,342    2.0 yrs        $ 4.42         417,092     $ 4.41
$6.00 - $7.50     115,700    2.5 yrs        $ 7.17         100,950     $ 7.13
    $8.75         150,000    5.5 yrs        $ 8.75         150,000     $ 8.75
    $10.00         78,150    0.9 yrs       $ 10.00          68,650     $10.00
                  -------                                  -------
                  922,192                                  887,692
                  =======                                  =======

From 1996 through 1999, HAXS maintained several stock option plans that provided for option grants to directors and key employees of HAXS and its subsidiaries. In addition, certain HAXS option plans provided for grants to non-employee field representatives and agents related to HAXS' discontinued insurance operations. During 2000, no options were granted by HAXS and all such plans became inactive.

During the first quarter of 2000, the HAXS board of directors adopted the 2000 Stock Option Plan (the "HAXS 2000 Plan"), which was approved by the shareholders on January 26, 2001. Under the HAXS 2000 Plan, employees, officers and directors of HAXS, as well as certain consultants, are eligible to receive HAXS options. HAXS is currently evaluating the possibility of merging HAXS' existing director and employee stock option plans into the HAXS 2000 Plan. As of December 31, 2000, no options have been awarded under the 2000 Stock Option Plan.

In the first quarter of 2000, HAXS accelerated the vesting on stock options granted to certain terminated employees. Compensation expense totaling $205 was recorded relating to the intrinsic value of these options.

On September 20, 2000, HAXS issued 50,000 warrants to a selling debenture holder in connection with the sale of such debentures by this debentureholder to UICI and Al Clemens (See Note 19). The warrants have an exercise price of $3.01. The Company recognized expense totaling $115 related to this transaction which represents the fair value of the warrants determined using the Black-Sholes option pricing model.

On September 29, 2000, HAXS entered into an agreement with certain of its former agents that, among other things, reduced the exercise price of existing options to purchase 318,042 shares of HAXS' common stock from original exercise prices ranging from $4.75 to $14.63 per share to $4.25 per share. The agreement also reduced the payments required to be made pursuant to a registration rights agreement with such individuals relating to the shares issuable upon the exercise of such options. HAXS recorded a third quarter charge of $500 relating to this repricing of non-employee options in accordance with FASB
Interpretation 44.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Healthaxis Stock Options and Warrants

The following table lists options granted by Healthaxis under the 1998 Stock
Plan:

                                                              Stock Options                      Warrants
                                                      ------------------------------   ----------------------------
                                                                         Weighted                       Weighted
                                                       Number of          Average      Number of         Average
                                                        Shares        Exercise Price     Shares      Exercise Price
                                                      ------------------------------   ----------------------------
 Outstanding at January 1, 1998                                -           $   -               -         $    -
   Granted                                             1,956,500           $1.88         300,000         $ 1.77
   Exercised                                                   -           $   -               -         $    -
   Canceled/forfeited                                          -           $   -               -         $    -
                                                      ------------------------------   ----------------------------
 Outstanding at December 31, 1998                      1,956,500           $1.88         300,000         $ 1.77
   Granted                                             1,904,621           $7.63         825,500         $ 8.21
   Exercised                                             (52,500)          $1.88               -         $    -
   Canceled/forfeited                                   (732,400)          $3.09               -         $    -
                                                      ------------------------------   ----------------------------
 Outstanding at December 31, 1999                      3,076,221           $5.14       1,125,500         $ 7.33
   Granted                                             2,870,955           $3.30               -         $    -
   Exercised                                             (82,568)          $2.14               -         $    -
   Canceled/forfeited                                 (1,164,832)          $4.57               -         $    -
                                                      ------------------------------   ----------------------------
 Outstanding at December 31, 2000                      4,699,776           $3.11       1,125,500         $ 7.33
                                                      ==============================   ============================

 Options/Warrants Exercisable at December 31,

                         1998                                 1,539,125                            300,000
                         1999                                 1,602,356                            580,500
                         2000                                 2,391,135                            580,500

         Following is a summary of the status of stock options outstanding at December 31, 2000:

                      Outstanding options                              Exercisable Options
 ---------------------------------------------------------------  -------------------------------
                                  Weighted
                                   Average         Weighted                        Weighted
                                  Remaining        Average                          Average
    Exercise                     Contractual       Exercise                        Exercise
   Price Range      Number          Life            Price            Number          Price
 ---------------------------------------------------------------  -------------------------------
  $1.77 - $2.26    1,636,597       2.6 yrs          $  1.86        1,419,215       $    1.80
  $3.00 - $3.34    1,973,008       8.9 yrs          $  3.29          353,483       $    3.28
  $4.00 - $5.77    1,090,171       6.2 yrs          $  4.68          618,437       $    4.77
                ------------                                      ----------
                   4,699,776                                       2,391,135
                ============                                      ==========

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Options

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

During 1999 Healthaxis amended the Stock Option Plan to increase the number of shares available pursuant for issuance of options to 8,600,000. Options granted in 1999 have a term of ten years and vest at a rate of 20-33% of the initial award on the grant date, with the balance vesting in quarterly installments over 2 to 5 years. Of the options granted, options to purchase 200,000, 75,000, 60,000 and 20,000 shares were granted to Mr. Ashker, Mr. Felder, Mr. Hankinson and Ms. del Rossi, respectively. Mr. Ashker, Mr. Felder, Mr. Hankinson and Ms. del Rossi were executive officers of Healthaxis at the time of grant.

During the first quarter of 2000, the board of directors of Healthaxis granted 1,178,200 options under its 1998 Stock Option Plan (the "1998 Plan"). All such options were granted with an exercise price of $15.00 per share, which represented the fair value of the Healthaxis common stock as determined by the Board of Directors based upon privately negotiated equity transactions. Since this grant price was below the public fair market value of HAXS' common stock on the dates of the grants, Healthaxis has recorded compensation expense totaling $4,107 for the year ended December 31, 2000. This expense is based upon the intrinsic value method under Accounting Principles Board opinion No. 25 Accounting for Stock Issued to Employees.

On May 24, 2000, the board of directors of Healthaxis repriced 1,773,050 existing options. The options affected had original exercise prices ranging from $12.00 to $15.00 per share. The exercise price of these options was adjusted to $3.31 based upon the quoted market share price of HAXS' common stock as reported on the NASDAQ National Market on the date of the repricing. In accordance with FASB Interpretation 44, Accounting for Certain Transactions involving Stock Compensation, Healthaxis accounted for these options as a variable award subsequent to the repricing. However, the fair value of Healthaxis' stock at December 31, 2000, was below the new exercise prices. As such, no compensation cost has been recognized due to the repricing.

Warrants

During 1998 and 1999, Healthaxis issued a total of 1,125,000 warrants. Of these warrants, all but 63,000 were issued in connection with marketing and carrier agreements related to Healthaxis' discontinued retail website operations. The 63,000 warrants issued in 1999 were issued in connection with the issuance of Series C Preferred Stock and were recorded as a direct financing cost.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Other

Stock Purchase Rights ("SPRs") may be granted either alone, in addition to, or in tandem with other awards granted under the 1998 Stock Option Plan. SPRs may not be granted at less than 85% of the fair market value on the date of grant (or 100% of the fair market per share for ten percent shareholders) unless otherwise determined at the time of grant under the terms of the 1998 Stock Option Plan, the SPRs shall include a stock repurchase option exercisable by Healthaxis if the employee is terminated, voluntarily or involuntarily, following the receipt of the restricted stock.


Pro Forma Information

The Company has adopted the disclosure-only provisions of SFAS 123 Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized for stock option and warrant grants to employees and employee-directors. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in APB opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for shares issued under performance share plan is recorded based upon the current market value of the Company's stock at the end of each period. Had compensation cost for the Company's stock option grants been determined based on the fair value at the date of grants in accordance with the provisions of SFAS 123, the Company would have amortized the cost over the vesting period of the option.

The Company's net loss and net loss per common share would have been increased to the following pro forma amounts:

                                                               2000                   1999                   1998
                                                            ----------             ----------             ----------
Net loss applicable to common shares
     as reported                                             $(35,016)              $(46,601)              $(12,410)
     Pro forma                                               $(37,655)              $(48,192)              $(13,319)

Net loss applicable to common shares                      Basic & Diluted        Basic & Diluted        Basic & Diluted
                                                          ---------------        ---------------        ---------------
     as reported                                              $(2.68)                $(3.80)                $(1.20)
     Pro forma                                                $(2.88)                $(3.93)                $(1.27)

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

The fair value of the options and warrants granted are estimated on the date of grant using the Black Scholes option pricing model. The major assumptions used and the estimated fair value include no dividends paid, assumed forfeitures of 10% annually for non-vested options and warrants granted in 1996, and the following:

                                                            Expected         Expected          Risk Free         Weighted
                                                              Term             Stock            Interest          Average
                                                            In Years        Volatility            Rate          Fair Value
                                                            --------        ----------            ----          ----------

For options granted in 1998
   1996 Employee Plan                                         1 - 5          57% - 98%           4.48%             $3.74
   Healthaxis.com, Inc. 1998 Stock Plan                         5              100%              4.48%             $0.38

For options granted in 1999
   1996 Employee Plan                                        .5 - 5         58% - 100%           4.48%             $4.65
   Directors Plan                                              10               58%              4.48%             $2.12
   Healthaxis.com, Inc. 1998 Stock Plan                         5              100%              4.48%             $5.71

For options granted in 2000
   1996 Employee Plan                                           -                -                 -                 -
   Directors Plan                                               -                -                 -                 -
   Healthaxis.com, Inc. 1998 Stock Plan                         3              100%              4.75%             $2.11

In January and February 2000, Healthaxis granted options to acquire approximately 1,200,000 Healthaxis common shares at $15.00 per share. The fair value of HAXS common stock on the grant dates approximated $29.00 per share. As a result, the Company will amortize, for financial accounting purposes, compensation costs of approximately $16,800 over the 3-4 year vesting period of the options.


Note 17 - Commitments and Contingencies

During 1999, Healthaxis and HAXS entered into a settlement agreement at no cost to resolve a number of disputes that had arisen between HAXS and HPS relative to HPS' performance of administrative services under the outsourcing agreement and between Healthaxis and HPS relative to Healthaxis' performance under the ECommerce Agreement and the HPS stock purchase agreement for Healthaxis common stock.

The settlement agreement provided for the following:

         o HPS and HAXS and its subsidiaries, including Healthaxis, granted each other a mutual release of all claims in connection with each party's performance under the agreements;

         o HPS purchased the remaining outstanding shares of one of PILIC's subsidiaries for $1,500, which was set off against service fees owed by HAXS to HPS;

         o HPS exercised a warrant granted in 1998 pursuant to the terms of the ECommerce Agreement for 100,000 shares of HAXS' common stock for $900, which was set off against service fees owed by HAXS to HPS; and

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

         o HAXS agreed to pay the remaining balance of the service fees owed by it to HPS in the amount of $1,267 on or before June 30, 1999.

The Company is involved in normal litigation, including that arising in the ordinary course of business. Management is of the opinion that no litigation will have a material adverse effect on the results of operations or financial position of the Company.

Note 18 - Post Retirement and Post Employment Liabilities and Employee Benefit Plans

The post retirement liability relates to the future cost of life and health insurance coverage for approximately 18 retired PILIC employees. Post employment liabilities relate to the costs of life, health and dental insurance coverage for three former executives of PILIC and HAXS and Mr. Clemens. These liabilities were assumed by HAXS in accordance with the terms of the transfer of PILIC.

HAXS sponsors a defined contribution retirement savings plan under section 401(k) of the Internal Revenue Code covering substantially all employees. Employees may contribute up to 15% of compensation, of which HAXS will match 50% of the first 5%. Beginning in January 2000, Healthaxis sponsors a separate defined contribution 401(k) plan covering substantially all employees. Healthaxis employees may also contribute up to 15% of compensation, of which Healthaxis will match 50% of the first 6%. All contributions are subject to limitations imposed by IRS regulations.

The total benefit expense under these plans amounted to $547, $53, and $82 for 2000, 1999 and 1998, respectively.


Note 19 - Related Party Transactions

Healthaxis conducts a significant amount of business with a major shareholder. At December 31, 2000, UICI owned 39% of Healthaxis' outstanding common and preferred stock. Healthaxis currently provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements ranging from one to five years, with annual renewable options thereafter. These services include the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. UICI and its subsidiaries and affiliates constitute, in the aggregate, Healthaxis' largest customer. For the year ended December 31, 2000, UICI and its subsidiaries and affiliates accounted for an aggregate of $27,402 (64%), of Healthaxis' total revenues. As of December 31, 2000, Healthaxis had an accounts receivable due from UICI and its subsidiaries and affiliates totaling $3,028 (42%).

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

On December 29, 2000, Healthaxis entered into an asset purchase agreement with a wholly owned UICI subsidiary. Under the agreement, Healthaxis purchased certain claims processing software developed by UICI for a purchase price of $1,600, which approximated UICI's book value of the asset. The transaction was accounted for as a purchase of an asset and is included in capitalized software and contract start-up costs.

On January 25, 2001, Healthaxis entered into a software license agreement with UICI. Under the agreement, UICI paid a one-time license fee of $1,836 for a perpetual, enterprise-wide software license. UICI has the option to terminate the agreement within the first two years, in which case a prorated portion of the one-time license fee will be refunded.

Healthaxis paid subsidiaries of UICI approximately $361 related to real estate leases during the year ended December 31, 2000.

On June 30, 2000, in connection with the sale of the retail website operations, Healthaxis received an eleven percent ownership interest in Digital Insurance. The fair value of the shares received was determined to be $3,178 and is included in the assets of the Company at December 31, 2000. During the six months ended December 31, 2000, Healthaxis recognized revenues totaling $2,255 from Digital Insurance. In addition, at December 31, 2000, Healthaxis had an accounts receivable balance due from Digital Insurance totaling $2,062.

On September 20, 2000, Al Clemens and UICI, together with an unrelated third party investor, purchased $5 million in principal amount of the Debentures at a discount from one of the original holders of the Debentures. In connection with this transaction, HAXS issued a warrant to purchase 50,000 shares of its common stock at an exercise price of $3.01 to the selling Debenture holder. The Company recognized a non-cash expense totaling $115 related to this transaction.

On November 30, 1999 HAXS sold PILIC to AHC owned by the Alvin Clemens, the Company's Chairman, as described in Note 5.

Legal fees to the law firm of a former director and general counsel and secretary of the Company in 2000, 1999 and 1998 approximated $5, $497 and $332, respectively.

Consulting expenses paid to a shareholder of the Company and former Chief Executive Officer of a former subsidiary amounted to $300 in 1998. The shareholder provided the Company with exclusive marketing, sales and product design services as part of a 36-month consulting agreement, which expired December 1998.

Computer software development and consulting expense paid to an entity controlled by a former employee of the Company in 1999 and 1998 approximated $1,398 and $1,759, respectively.

Michael Ashker, the Chief Executive Officer and President of HAXS and Healthaxis until February 1, 2001 also served as the sole manager of Lynx Capital Group ("LCG") through December, 1999. LCG is party to a consulting agreement with HAXS whereby LCG provided various services during 1998 approximately $23 in fees and expenses as well as warrants to purchase 400,000 shares of HAXS common stock.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Note 20 - Quarterly Results of Operations

The following is a tabulation of the Company's quarterly results of operations for the years 2000 and 1999 (unaudited):

                                                                                       2000
                                                                Q1          Q2          Q3          Q4        Total
                                                            ---------------------------------------------------------
Revenue                                                     $ 11,375     $ 10,363    $ 11,016    $ 10,042    $ 42,796
Operating expenses                                            27,754       27,628      24,816      24,494     104,692
                                                            --------     --------    --------    --------    --------
    Operating loss                                           (16,379)     (17,265)    (13,800)    (14,452)    (61,896)
        Interest expense and other income, net                  (585)         408        (916)     (1,884)     (2,977)
                                                            --------     --------    --------    --------    --------
    Income before minority interest                          (16,964)     (16,857)    (14,716)    (16,336)    (64,873)
        Minority interest in loss of subsidiary                9,360        9,708       7,786       9,134      35,988
                                                            --------     --------    --------    --------    --------
    Net loss before taxes                                     (7,604)      (7,149)     (6,930)     (7,202)    (28,885)
        Income tax provision                                                                          585         585
                                                                                                 --------    --------
    Net loss before extraordinary item                        (7,604)      (7,149)     (6,930)     (6,617)    (28,300)
        Extraordinary gain                                         -            -           -       1,925       1,925
                                                            --------     --------    --------    --------    --------
                     Net loss from continuing operations      (7,604)      (7,149)     (6,930)     (4,692)    (26,375)
    Loss on disposal of discontinued operations                    -       (2,802)          -         502      (2,300)
                       Loss from discontinued operations      (3,728)      (2,613)          -           -      (6,341)
                                                            --------     --------    --------    --------    --------
    Net loss                                                $(11,332)    $(12,564)   $ (6,930)   $ (4,190)   $(35,016)
                                                            =========    =========   ========    ========    ========

    Loss per share of common stock (basic and diluted)
        Continuing operations                               $  (0.58)    $  (0.55)   $  (0.53)   $  (0.51)   $  (2.17)
        Discontinued operations                                (0.29)       (0.41)          -        0.04       (0.66)
        Extraordinary gain                                         -            -           -         .15         .15
                                                            --------     --------    --------    --------    --------
        Net loss                                            $  (0.87)    $  (0.96)   $  (0.53)   $  (0.32)   $  (2.68)
                                                            ========     ========    ========    ========    ========

                                                                                       1999
                                                                Q1          Q2          Q3          Q4        Total
                                                            ---------------------------------------------------------
 Revenue                                                    $      -     $      -    $      -    $      -    $      -
 Operating expenses                                            1,300        2,398       1,954       3,521       9,173
                                                            --------     --------    --------    --------    --------
     Operating loss                                           (1,300)      (2,398)     (1,954)     (3,521)     (9,173)
       Interest expense and other income, net                   (334)         (87)       (168)       (336)       (925)
                                                            --------     --------    --------    --------    --------
     Loss before minority interest                            (1,634)      (2,485)     (2,122)     (3,857)    (10,098)
       Minority interest in loss of subsidiary                    99          216           -         693       1,008
                                                            --------     --------    --------    --------    --------
     Loss from continuing operations                          (1,535)      (2,269)     (2,122)     (3,164)     (9,090)
     Loss from discontinued operations                        (1,333)      (8,235)    (20,974)     (6,899)    (37,441)
                                                            --------     --------    --------    --------    --------
     Net Loss                                               $ (2,868)    $(10,504)   $(23,096)   $(10,063)   $(46,531)
                                                            ========     ========    ========    ========    ========

    Loss per share of common stock (basic and diluted)
        Continuing operations                               $  (0.14)    $  (0.19)   $  (0.17)   $  (0.25)   $  (0.75)
        Discontinued operations                             --------     --------    --------    --------    --------
                                                               (0.11)       (0.69)      (1.68)      (0.57)      (3.05)
                                                            --------     --------    --------    --------    --------
                                                            $  (0.25)    $  (0.88)   $  (1.85)   $  (0.82)   $  (3.80)
        Net loss                                            ========     ========    ========    ========    ========


                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)

Note 21 - Subsequent Events

Healthaxis Merger with Healthaxis Acquisition Corporation

On January 26, 2001, the shareholders of HAXS and Healthaxis approved the merger of Healthaxis with a newly formed, wholly owned subsidiary of HAXS ("the HAXS Merger"). This transaction was completed pursuant to the terms of the Amended and Restated Agreement on Plan of Reorganization dated September 29, 2000. In accordance with the terms of the merger, as amended, HAXS issued 39,629,097 shares of its common stock to Healthaxis shareholders (a 1.334 to 1 ratio). In addition, HAXS issued 7,078,485 warrants and options to purchase HAXS common stock to holders of Healthaxis stock options and warrants which represented the number of Healthaxis options and warrants outstanding on the date of the merger effected for the merger ratio. As a result of the HAXS Merger, Healthaxis will cease to exist, and the newly formed HAXS subsidiary will continue as the surviving corporation of the merger.

The HAXS Merger has been accounted for as a purchase of minority interest. The purchase price has been determined to be $126,244 which includes the following:
(1) the fair value of the 39,629,097 HAXS shares issued to the holders of Healthaxis shares totaling $108,980 ($2.75 per share), (2) the fair value of the 7,078,485 HAXS options and warrants issued totaling $16,290 (average fair value of $2.30 per option), and (3) merger costs totaling $974. The measurement date for purposes of calculating the fair value of HAXS common shares issued in the merger is September 29, 2000, the date of the amended merger agreement. The fair value of HAXS shares on or about the measurement date has been determined based upon quoted NASDAQ market prices. The fair value of HAXS options and warrants issued in the merger was determined using the Black Scholes option pricing model.

Under the rules for purchase accounting, the assets and liabilities of Healthaxis, including goodwill, have been revalued as of the date of the merger. A reduction of goodwill totaling $330,198 has been recorded as a result of the merger on January 26, 2001. The reduction of goodwill results from a new purchase price used for the purchase of Healthaxis' minority interest. The new purchase price is based upon the fair value of HAXS common stock. The significant decrease in fair value of HAXS common stock on September 29, 2000 compared to the fair value of HAXS common stock on December 7, 1999 (the measurement date for the Insurdata Merger) results in a purchase price that is significantly lower than the Insurdata purchase price. As a result, a reduction of goodwill originating from the Insurdata Merger will be recorded.

                        Healthaxis Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)
                 (in thousands except share and per share data)


Following is a post-HAXS Merger, unaudited, summarized balance sheet of HAXS and subsidiaries as of February 28, 2001:

                                                             February 28, 2001
                                                             -----------------
                                                                (Unaudited)
        Assets
        Cash and cash equivalents                                $ 13,895
        Other current assets                                        8,922
                                                                 --------
            Total current assets                                   22,817

        Property, equipment and software, net                       5,846
        Goodwill                                                  314,498
        Other noncurrent assets                                    28,342
                                                                 --------
            Total assets                                         $371,503
                                                                 ========

        Liabilities and Stockholders' Equity
        Current liabilities                                         9,079
        Convertible debentures                                     27,052
        Other                                                       1,091
                                                                 --------
           Total liabilities                                       37,222
        Stockholders' equity                                      334,281
                                                                 --------
           Total liabilities and stockholders' equity            $371,503
                                                                 ========


Employee Termination Agreement

On August 15, 2000, Mr. Clemens, Healthaxis and HAXS entered into a termination agreement of Mr. Clemens' employment contract. Except for a general release of Healthaxis that is effective as of August 15, 2000, the termination agreement becomes effective only upon the consummation of the HAXS Merger. If the HAXS Merger was not consummated by June 30, 2001, all of the terms of the termination agreement, except for the release of Healthaxis, would have been void. As discussed above, the shareholders of HAXS and Healthaxis approved the HAXS Merger on January 26, 2001. As such, the termination agreement became effective as of that date and expense of $2,125 will be recorded in the first quarter of 2001.

Pursuant to the terms of the termination agreement, Mr. Clemens waived his right to all compensation and fringe benefits under his employment contract. Mr. Clemens also agreed to a general release of any and all claims against Healthaxis and HAXS and to abide by non-competition and confidentiality provisions set forth in the termination agreement. Under the terms of Mr. Clemens' termination agreement, Mr. Clemens will receive $106 quarterly over five years for an aggregate payment of $2,125, subject to certain limitations described below. HAXS may, at its option, make the quarterly payments due to Mr. Clemens in shares of HAXS common stock based on the average trading price of HAXS common stock over a 20 day trading period immediately before the date the payment is due, provided that, the number of shares issued for any quarterly payment may not exceed 35,416 shares and the aggregate number of shares paid over the five year period may not exceed 500,000 shares. The first quarterly payment was payable upon the consummation of the HAXS Merger. The termination agreement also provides that Healthaxis will employ Mr. Clemens as Chairman of Healthaxis. Mr. Clemens' employment will be at will and not pursuant to the terms of any employment contract.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required to be included in Item 10 of Part III of this Form 10-K is incorporated by reference from information from the Company's definitive proxy statement, for its 2001 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of its equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, the Company believes that its officers, directors and greater than 10% beneficial owners had complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

         The information required to be included in Item 11 of Part III of this Form 10-K is incorporated by reference from information from the Company's definitive proxy statement, for its 2001 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required to be included in Item 12 of Part III of this Form 10-K is incorporated by reference from information from the Company's definitive proxy statement, for its 2001 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

         The information required to be included in Item 13 of Part III of this Form 10-K is incorporated by reference from information from the Company's definitive proxy statement, for its 2001 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)   The materials set forth below are filed as part of this report.
           (1)    List of Financial Statements:

                                                                                         Page
                                                                                         ----

                  Report of Independent Certified Public Accountants                      51

                  Consolidated Financial Statements:

                  Consolidated Balance Sheets -
                         December 31, 2000 and 1999                                       52

                  Consolidated Statements of Operations -
                         Years ended December 31, 2000, 1999 and 1998                     53

                  Consolidated Statements of Changes in Stockholders' Equity -
                         Years ended December 31, 2000, 1999 and 1998                     54

                  Consolidated Statements of Cash Flows -
                         Years ended December 31, 2000, 1999 and 1998                     55

           Notes to Consolidated Financial Statements                                     57

           (3)    Exhibits:

                        The Exhibits listed on the accompanying Exhibit Index
                  immediately following the Financial Statement Schedules are filed as part of, or incorporated by reference into, this Report.

(b)      Reports on Form 8-K:

         (1) Our current report on Form 8-K reporting the Settlement and Release Agreement with Hannover Life Reassurance Company of America as filed on December 14, 2000.

         (2) Our current report on Form 8-K reporting executive management changes as filed on January 3, 2001.

         (3) Our current report on Form 8-K reporting the consummation of the Reorganization Agreement and Merger Agreement between Healthaxis.com, Inc. and Healthaxis Inc. as reported on January 30, 2001.

         (4) Our current report on Form 8-K announcing the 2000 Annual Meeting and requesting shareholder proposals as reported on March 13, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                               HEALTHAXIS INC.

Date:  March 30, 2001                           By: /s/ James W. McLane
                                                    --------------------------
                                                    James W. McLane
                                                    President, Chief Executive
                                                      Officer and Director
                                                    (Duly Authorized Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                         Title                                                       Date
---------                         -----                                                       ----
/s/ James W. McLane              Director, President and Chief Executive Officer     March 30, 2001
-----------------------------    (principal executive officer)
James W. McLane

/s/ John M. Carradine            Chief Financial Officer and Treasurer               March 28, 2001
-----------------------------    (principal financial and accounting officer)
John M. Carradine

/s/ Dennis B. Maloney            Chief Operating Officer and Director                March 29, 2001
-----------------------------
Dennis B. Maloney

/s/ Michael Ashker               Director and Chairman of the Board                  March 29, 2001
-----------------------------
Michael Ashker

/s/ Alvin H. Clemens             Director                                            March 28, 2001
-----------------------------
Alvin H. Clemens

/s/ Henry G. Hager               Director                                            March 28, 2001
-----------------------------
Henry G. Hager

/s/ Edward W. LeBaron, Jr.       Director                                            March 28, 2001
-----------------------------
Edward W. LeBaron, Jr.

/s/ Patrick J. McLauglin         Director                                            March 29, 2001
-----------------------------
Patrick J. McLauglin

/s/ Gregory T. Mutz              Director                                            March 29, 2001
-----------------------------
Gregory T. Mutz


                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

Exhibit
Number                   Description of Exhibits
-------                  -----------------------

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

(2)(D) Amendment to Securities Purchase Agreement between the Registrant and the Purchasers dated September 28, 2000. Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed October 11, 2000.

(2)(E) Agreement and Plan of Merger between Registrant, HealthAxis.com, Inc., UICI and Insurdata Incorporated dated December 6, 1999. Incorporated by reference to Exhibit 99.3 to Registrant's Form 8-K filed December 8, 1999.

(2)(F) Amended and Restated Agreement and Plan of Reorganization dated October 26, 2000 among the Registrant, HealthAxis and HealthAxis Acquisition Corp. Incorporated by reference to
                  Exhibit 99.2 to Registrant's Form 8-K filed January 30, 2001.

(2)(G) Agreement and Plan of Merger dated October 26, 2000 among the Registrant, HealthAxis and HealthAxis Acquisition Corp. (included as exhibit to Amended and Restated Agreement and Plan of Reorganization). Incorporated by reference to Exhibit
                  99.2 to Registrant's Form 8-K filed January 30, 2001.

Exhibit
Number                   Description of Exhibits
-------                  -----------------------

(3)(A) Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K dated January 30, 2001.

(3)(B)            Amended and Restated Bylaws. Incorporated by reference to
                  Exhibit 3.2 to Registrant's Form 8-K filed January 30, 2001.

(4)(A) Form of Registrant's Common Stock Certificate. Incorporated by reference to Exhibit 4(A) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(A) Premium Production and Stock Option Agreement dated January 19, 1991 among Registrant, Provident Indemnity Life Insurance Company and Premarco, Inc. Incorporated by reference to Exhibit (10)(E) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(10)(B)* Registrant's 1983 Incentive Stock Option Plan and Management Contracts thereunder. Incorporated by reference to Exhibit
                  (10)(C)(17) to Registrant's Form 10 Registration Statement No. 0-13591, as amended.

(10)(C)*          Registrant's 1985 Non-Qualified Stock Option Plan.
                  Incorporated by reference to Exhibit (10)(C)(1) to Registrant's Form 10 Registration Statement No. 0-13591, as amended.

(10)(D)* Registrant's 1991 Executive Stock Option Plan. Incorporated by reference to Exhibit (10)(O) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(10)(E)*          Registrant's 401(k) Profit Sharing Plan and Trust.
                  Incorporated by reference to Exhibit (10)(P) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(10)(F)* Amendment dated November 17, 1992 to Premium Production and Stock Option Agreement dated January 19, 1991 among Registrant, Provident Indemnity Life Insurance Company and Premarco, Inc., Incorporated by reference to Exhibit (10)(S) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(10)(G)* Amended and Restated Provident American Corporation Incentive Stock Option Plan for Field Representatives and Agents dated January 1, 1991. Incorporated by reference to Exhibit (10)(T) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

Exhibit
Number                   Description of Exhibits
-------                  -----------------------

(10)(H)* Third Amendment to the Amended and Restated Stock Option Agreement dated April 1, 1993 among Registrant, Provident Indemnity Life Insurance Company and Alvin H. Clemens. Incorporated by reference to Exhibit (10)(B) to Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

(10)(I)*          Option Agreement dated as of April 1, 1993 granting Alvin H.
                  Clemens the right to purchase 500,000 shares of Series A Preferred Stock. Incorporated by reference to Exhibit (10)(C) to Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

(10)(J)* Amendment to Amended and Restated Option Agreement, dated as of September 9, 1999. Incorporated by reference to Exhibit
                  (10)(K) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(K)* Fourth Amendment to Registrant's Incentive Stock Option Plan for Field Representatives and Agents, effective January 1, 1995. Incorporated by reference to Exhibit (10)(CC) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(10)(L)* Registrant's Life and Health Insurance Agent Non-Qualified Stock Option Plan, effective January 2, 1996. Incorporated by reference to Exhibit (10)(EE) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(10)(M)* Amendment and Restatement of the Registrant's Stock Option Plan for Directors, effective July 16, 1996. Incorporated by reference to Exhibit (10)(JJ) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(10)(N)* Registrant's 1996 Employee Incentive Stock Option Plan, effective July 16, 1996. Incorporated by reference to Exhibit
                  (10)(KK) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(10)(O)* Registrant's Amended and Restated Stock Option Plan for Executives, dated December 11, 1996. Incorporated by reference to Exhibit (10)(LL) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit
Number                   Description of Exhibits
-------                  -----------------------

(10)(P)* Stock Option/Warrant Agreement, dated January 1, 1996 between Registrant and Richard E. Field. Incorporated by reference to Exhibit (10)(QQ) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(10)(Q) Services Agreement with Amendment to Services Agreement, dated February 1, 1998 between Provident Indemnity Life Insurance Company, Provident American Life and Health Insurance Company, HealthPlan Services Corporation and HealthPlan Services, Inc. Incorporated by reference to Exhibit (10)(JJ) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(10)(R) Inducement Agreement, dated October 16, 1997 between Registrant and HealthPlan Services, Inc. Incorporated by reference to Exhibit (10)(KK) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(10)(S) The Provident and HealthPlan Services E-Commerce Agreement, dated May 29, 1998 and effective February 1, 1998 between Registrant, Insurion, Inc., Provident Health Services, Inc. and HealthPlan Services, Inc. Incorporated by reference to Exhibit (10)(LL) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(10)(T) Amended and Restated Interactive Marketing Agreement, dated February 1, 1998 between Provident Health Services, Inc. and American Online, Inc. Incorporated by reference to Exhibit 1 to Registrant's Form 8-K/A dated June 8, 1998.

(10)(U) First Amendment to the Amended and Restated Interactive Marketing Agreement between America Online, Inc. and Provident Health Services, Inc. and HealthAxis. Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K/A dated January 19, 1999.

(10)(V) Second Amendment to the Amended and Restated Interactive Marketing Agreement between America Online, Inc. and Provident Health Services, Inc. and HealthAxis. (This document has been redacted to remove certain portions for which confidential treatment has been requested by the Company pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K/A filed May 14, 1999.

Exhibit
Number                   Description of Exhibits
-------                  -----------------------

(10)(W) MGU Stock Purchase Agreement, dated February 27, 1998 between Montgomery Management Corporation and HealthPlan Services, Inc. Incorporated by reference to Exhibit (10)(NN) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.


(10)(X) Lynx Capital Group, LLC Consulting Agreement, dated March 31, 1998 between Provident Indemnity Life Insurance Company, Provident American Life and Health Insurance Company and Lynx Capital Group, LLC. Incorporated by reference to Exhibit
                  (10)(OO) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(10)(Y) Share Purchase Agreement dated November 13, 1998 between Registrant, Lynx Private Equity Partners I, LLC, James Burke, Craig Gitlitz, Craig Gitlitz IRA and Interhotel Company Ltd. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated December 23, 1998.

(10)(Z) Stock Purchase Agreement, dated December 29, 1998, between Central Reserve Life Corporation, Registrant and Registrant's wholly owned subsidiary, Provident Indemnity Life Insurance Company. Incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K dated January 15, 1999.

(10)(AA) Guarantee Agreement, dated December 29, 1998, by Registrant in favor of RCH as agent on behalf of itself and CRCL. Incorporated by reference to Exhibit 99.2 to Registrant's Form 8-K dated January 15, 1999.

(10)(BB) Stock Pledge Agreement dated, December 29, 1998, by Registrant in favor of RCH as agent for itself and CRLC. Incorporated by reference to Exhibit 99.3 to Registrant's Form 8-K dated January 15, 1999.

(10)(CC) Reinsurance Agreement among PILIC, RCH and CRLC (effective date December 31, 1998). Incorporated by reference to Exhibit
                  99.4 to Registrant's Form 8-K dated January 15, 1999.

(10)(DD) Assignment and Assumption of Contracts dated December 31, 1998 among CRLC, Registrant, PILIC and Provident Health Services, Inc. Incorporated by reference to Exhibit 99.6 to Registrant's Form 8-K dated January 15, 1999.

Exhibit
Number                   Description of Exhibits
-------                  -----------------------

(10)(EE)          Promotion Agreement dated June 27, 1998 between Insurion, Inc.
                  and CNet, Inc. (This document has been redacted to remove certain portions for which confidential treatment has been requested by the Company pursuant to Rule 24b-2) and the First Amendment thereto dated November 13, 1998. Incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K/A dated January 19, 1999.

(10)(FF) Second Amendment to the Promotion Agreement between Insurion, Inc. and Cnet, Inc. (This document has been redacted to remove certain portions for which the Registrant has requested confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K/A filed May 14, 1999.

(10)(GG)* Severance Agreement between Registrant and Anthony R. Verdi dated December 18, 1998. Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000.

(10)(HH) Amended and Restated Agreement dated November 13, 1998 between Lycos, Inc. and Insurion, Inc. (This document has been redacted to remove certain portions for which the Registrant has requested confidential treatment by pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K/A dated January 19, 1999.

(10)(II) Revolving Promissory Note between Registrant and PILIC dated July 1, 1998. Incorporated by reference to Exhibit (10)(CCC) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(10)(JJ) Consulting Agreement between Registrant and Robinson, Lerer & Montgomery, LLC dated January 25, 1999. Incorporated by reference to Exhibit (10)(DDD) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(10)(KK) Settlement Agreement among the Registrant, Provident Indemnity Life Insurance Company, individually and as Assignee of Provident American Life & Health Insurance Company, HealthAxis.com, Inc., HealthPlan Services, Inc., HealthPlan Services Corporation and Montgomery Management Corporation, effective as of March 31, 1999. Incorporated by reference in Exhibits to Registrant's Form 8-K filed June 22, 1999.

(10)(LL) Amended and Restated Registration Rights Agreement between the Registrant and the Purchasers dated January 29, 2001.

Exhibit
Number                   Description of Exhibits
-------                  -----------------------

(10)(MM) Form of Amended Debenture issued by the Registrant to the Purchasers dated September 28, 2000. Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed October 11, 2000.

(10)(NN) Form of Amended Warrant issued by the Registrant to the Purchasers dated September 28, 20000. Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed October 11, 1999.

(10)(OO) Letter Agreement between the Registrant and Alvin H. Clemens dated September 9, 1999. Incorporated by reference to Exhibit 5 to Registrant's Form 8-K filed September 22, 1999.

(10)(PP) Securities Purchase Agreement between HealthAxis and the Purchasers (including the Registrant) dated December 3, 1999. Incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K filed December 8, 1999.

(10)(QQ)          Shareholders' Agreement between Registrant, UICI, Alvin H.
                  Clemens and Michael Ashker dated January 26, 2001.

(10)(RR) Amended and Restated Voting Trust Agreement between UICI and Messrs. Ashker, LeBaron and Maloney dated July 31, 2000. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(10)(SS) Transition Agreement between the Registrant's subsidiary, HealthAxis.com, Inc., and Insurdata Incorporated dated December 6, 1999. Incorporated by reference to Exhibit 99.6 to Registrant's Form 8-K filed December 8, 1999.

(10)(TT) Letter Agreement between the Registrant, UICI and HealthAxis dated December 6, 1999. Incorporated by reference to Exhibit
                  99.11 to Registrant's Form 8-K filed December 8, 1999.

(10)(UU)          Voting Trust Agreement between HAI, HealthAxis, UICI, Messrs.
                  Ashker, Clemens, Hager and LeBaron, dated January 7, 2000. Incorporated by reference to Exhibit 99.5 to Registrant's Form 8-K filed December 8, 1999.

(10)(VV) Registrant's 2000 Stock Option Plan. Incorporated by reference to Exhibit (10)(PPP) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit
Number                   Description of Exhibits
-------                  -----------------------

(10)(WW)          Amended and Restated HelathAxis.com 1998 Stock Option Plan.

(10)(XX) Agreement between Insurdata Imaging Services, The Mega Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee effective May 1, 1999; with First Amendment effective January 1, 2000. Incorporated by reference to Exhibit (10)(QQQ) to Registrant' s Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(YY) License and Services Agreement between Insurdata and UICI Administrators, Inc. dated January 1, 1999. Incorporated by reference to Exhibit (10)(RRR) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(ZZ) Insurdata Incorporated 1999 Stock Option Plan. Incorporated by reference to Exhibit (10)(SSS) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(AAA) Letter Lease Agreement dated May 28, 1997 between UICI and Insurdata. Inc. Incorporated by reference to Exhibit (10)(TTT) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(BBB) Agreement between UICI (including Insurdata Inc.) and Netlojix Communications, Inc. dated August 1, 1999. Incorporated by reference to Exhibit (10)(UUU) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(CCC) Lease Agreement dated December 1, 1999 between the registrant and HealthAxis.com. Incorporated by reference to Exhibit
                  (10)(WWW) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(DDD) Termination Agreement of Employment Contract and First Amendment to Employment Contract between Registrant, HealthAxis.com, Inc. and Alvin H. Clemens, dated as of August 15, 2000. Incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K filed October 11, 2000.

(10)(EEE)* Letter Agreement dated September 26, 2000 between Registrant, HealthAxis.com, Inc. and Alvin H. Clemens. Incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K filed October 11, 2000.

Exhibit
Number                   Description of Exhibits
-------                  -----------------------

(10)(FFF)* Letter Agreement dated September 19, 2000 related to benefits between Registrant, HealthAxis.com, Inc. and Alvin H. Clemens. Incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K filed October 11, 2000.

(10)(GGG) Unsecured Past Advance Loan HAI Promissory Note, dated September 28, 2000. Incorporated by reference to Exhibit 10.6 to Registrant's Form 8-K filed October 11, 2000.

(10)(HHH) Secured Hannover Re Loan HAI Promissory Note dated September 28, 2000. Incorporated by reference to Exhibit 10.7 to Registrant's Form 8-K filed October 11, 2000.

(10)(III)         Secured Revolving Line of Credit dated September 28, 2000.
                  Incorporated by reference to Exhibit 10.8 to Registrant's Form 8-K filed October 11, 2000.

(10)(JJJ) Letter Agreement dated September 28, 2000 between Registrant and HealthAxis.com, Inc. Incorporated by reference to Exhibit
                  10.9 to Registrant's Form 8-K filed October 11, 2000.

(10)(KKK) Stock Pledge and Security Agreement dated September 28, 2000 among Registrant and HealthAxis.com, Inc. Incorporated by reference to Exhibit 10.10 to Registrant's Form 8-K filed October 11, 2000.

(10)(LLL) Subordination Agreement dated October 6, 2000 among Registrant, HealthAxis.com, Inc. and certain Debenture holders. Incorporated by reference to Exhibit 10.11 to Registrant's Form 8-K filed October 11, 2000.

(10)(MMM) Asset Purchase Agreement dated June 30, 2000, between HealthAxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.1 of Form 8-K filed July 20, 2000.

(10)(NNN) Amendment to Asset Purchase Agreement dated September 29, 2000 between HealthAxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K filed October 27, 2000.

Exhibit
Number                   Description of Exhibits
-------                  -----------------------


(10)(OOO) Software License and Consulting Agreement dated June 30, 2000, between HealthAxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.2 of Form 8-K dated filed July 20, 2000.

(10)(PPP) Amendment to Software License and Consulting Agreement dated September 29, 2000 between HealthAxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K filed October 27, 2000.

(10)(QQQ) Settlement Agreement and Release dated December 1, 2000, between HealthAxis Inc. and Hannover Life Reassurance Company of America. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed December 14, 2001.

(10)(RRR) Agreement for the Sale of Commercial Real Estate, dated December 11, 2000 between HealthAxis Inc. and HealthAxis.com, Inc. Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed December 14, 2001.

(10)(SSS)* Employment Agreement between HealthAxis.com, Inc., Registrant and James McLane. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed January 3, 2001.

(10)(TTT)* Severance Agreement between HealthAxis.com, Inc., Registrant and Michael Ashker. Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed January 3, 2001.

(10)(UUU)* Severance Agreement between HealthAxis.com, Inc., Registrant and Andrew Felder and Mutual Release of Liability between HealthAxis.com, Inc., Registrant and Andrew Felder. Incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K filed January 3, 2001.

(11)              Computation of Earnings Per Share.

(21)              Subsidiaries of Registrant.

(23)(A)           Consent of Independent Accountants.