Form 10-Q
period 2001-03-31
HEALTHAXIS INC
filed 2001-05-15
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended.....................March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from...................to.................

              Commission file number...................... 0-13591


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 52,775,209 shares of common stock, par value $.10, outstanding as of May 7, 2001.

                                 Healthaxis Inc.

                                Table of Contents

                                                                                                              Page
                                                                                                              ----
PART I  Financial Information

Item 1.  Condensed Financial Statements
         Consolidated Balance Sheet..............................................................................3
         Consolidated Statement of Operations....................................................................4
         Consolidated Statement of Changes in Stockholders' Equity...............................................5
         Consolidated Statement of Cash Flows..................................................................6-7
         Notes to Condensed Consolidated Financial Statements.................................................8-11

Item 2.  Management's Discussion and Analysis of Results
         Of Operations and Financial Condition...............................................................12-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................16

PART II  Other Information

         Items 1-5...........................................................................................17-18
         Item 6. Reports on Form 8-K.........................................................................18-19

Signatures......................................................................................................20

Exhibit Index...................................................................................................21

PART I. FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

                        Healthaxis Inc. and Subsidiaries
                      Unaudited Consolidated Balance Sheets
             (Dollars in thousands except share and per share data)

                                                                                                 March 31,      December 31,
                                                                                                    2001            2000
                                                                                               --------------- ----------------
Assets
Cash and cash equivalents                                                                           $  12,010        $  17,170
Accounts receivable, net of allowance for doubtful accounts of $286 and $300, respectively              2,486            2,061
Accounts receivable from affiliates                                                                     4,905            5,090
Prepaid expenses and other current assets                                                                 470              694
Notes receivable                                                                                          329              577
                                                                                                    ---------        ---------
         Total current assets                                                                          20,200           25,592

Property, equipment and software, less accumulated depreciation and
    amortization of $10,579 and $10,036, respectively                                                   5,620            6,431
Capitalized software and contract start-up costs, less accumulated amortization of
    $643 and $1,478, respectively                                                                       7,115            7,240
Goodwill, less accumulated amortization of $2,523 and $34,109 respectively                            300,275          648,854
Customer base, less accumulated amortization of $514 and $4,301, respectively                          11,827           12,904
Notes receivable from employees                                                                           631              631
Note receivable                                                                                           224              242
Deferred acquisition costs                                                                                  -              801
Assets held for sale                                                                                    5,165            5,005
Investment in Digital Insurance, Inc.                                                                   3,178            3,178
Other assets                                                                                              120              114
                                                                                                    ---------        ---------
         Total assets                                                                               $ 354,355        $ 710,992
                                                                                                    =========        =========

Liabilities and Stockholders' Equity
Accounts payable                                                                                      $   975          $ 1,275
Accrued liabilities                                                                                     4,536            5,724
Deferred revenues                                                                                       2,546              737
Obligations under capital lease                                                                           178              269
                                                                                                    ---------        ---------
         Total current liabilities                                                                      8,235            8,005

Convertible debentures                                                                                 27,061           27,367
Post retirement and employment liabilities                                                              1,069            1,072
Other liabilities                                                                                          10               15
                                                                                                    ---------        ---------
         Total liabilities                                                                             36,375           36,459

Commitments and Contingencies
Minority interest in Healthaxis:
    Common stock                                                                                            -          442,989
    Preferred stock                                                                                         -           15,049

Stockholders' Equity:
Preferred stock, par value $1: authorized 100,000,000,
    none issued and outstanding                                                                             -                -
Common stock, par value $.10: authorized 1,900,000,000,
    issued and outstanding 52,774,498 and 13,097,618 shares                                             5,277            1,310
Additional capital                                                                                    433,298          325,797
Accumulated deficit                                                                                 (119,347)        (105,497)
Unearned compensation                                                                                 (1,248)          (5,115)
                                                                                                    ---------        ---------
         Total stockholders' equity                                                                   317,980          216,495
                                                                                                    ---------        ---------
         Total liabilities and stockholders' equity                                                 $ 354,355        $ 710,992
                                                                                                    =========        =========


                 See notes to consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
             (Dollars in thousands, except share and per share data)

                                                                                 Three Months Ended,
                                                                             March 31,          March 31,
                                                                                2001              2000
                                                                             ----------        ---------
Revenue                                                                      $   10,837        $  11,375

Expenses:
     Cost of revenues                                                            11,989           12,021
     Sales and marketing                                                          1,887              648
     General and administrative                                                   8,505            4,446
     Research and development                                                       562              141
     Amortization of intangibles                                                  6,570           10,498
                                                                             ----------        ---------

     Total expenses                                                              29,513           27,754
                                                                             ----------        ---------

     Operating loss                                                            (18,676)         (16,379)

     Interest and other income, net                                                  65            (585)
                                                                             ----------        ---------

     Loss before minority interest                                             (18,611)         (16,964)

Minority interest in loss of subsidiary                                           3,080            9,360
                                                                             ----------        ---------

Loss from continuing operations                                                (15,531)          (7,604)
Loss from discontinued operations                                                     -          (3,728)
                                                                             ----------        ---------
     Net loss before extraordinary item                                        (15,531)         (11,332)

Convertible debt restructuring                                                    1,681                -
                                                                             ----------        ---------

     Net loss                                                                $  (13,850)       $ (11,332)
                                                                             ==========        =========

Loss per share of common stock (basic and diluted)
     Continuing operations                                                   $    (0.37)       $   (0.58)
     Discontinued operations                                                          -            (0.29)
     Extraordinary gain                                                            0.04                -
                                                                             ----------        ---------
     Net loss                                                                $    (0.33)       $   (0.87)
                                                                             ==========        =========

Weighted average common shares and equivalents used in computing loss per share
     Basic and diluted                                                       41,759,000       13,051,000


                 See notes to consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  (Dollars and shares in thousands) (Unaudited)


                                            Preferred Stock     Common Stock      Additional   Accumulated    Unearned
                                            Shares   Amount    Shares   Amount      Capital      Deficit    Compensation    Total
                                            ------   ------    ------   ------      -------      -------    ------------    -----
BALANCE, DECEMBER 31, 2000                       -   $    -    13,098   $ 1,310    $325,797     $(105,497)    $ (5,115)   $ 216,495

Net loss                                                                                          (13,850)                  (13,850)

Exchange of options in HAXS Merger                                                    2,208                     (1,513)         695

Issuance of common stock in HAXS Merger                        39,629     3,963     105,017                                 108,980

Amortization of unearned compensation                                                                              408          408

Stock based compensation                                                              5,036                                   5,036

Revaluation of unearned compensation                                                 (4,972)                     4,972            -

Increase in net assets in
   Healthaxis.com, Inc.                                                                 115                                     115

Common stock issued in lieu of interest                            48         4          97                                     101
                                            -----    ------    ------   -------    --------     ---------     --------     --------
BALANCE, MARCH 31, 2001                     $   0    $    0    52,775   $ 5,277    $433,298     $(119,347)    $ (1,248)    $317,980
                                            =====    ======    ======   =======    ========     =========     ========     ========




                 See notes to consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                       (Dollars in thousands) (Unaudited)


                                                                               Three Months Ended
Cash flows from operating activities                                      March 31,          March 31,
                                                                           2001                2000
                                                                          ----------         ----------
  Net loss                                                               $ (13,850)         $ (11,332)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                            8,128             13,427
    Bad debt reserve                                                            17                  4
    Minority interest in loss of subsidiary
      Share of Loss from continuing operations                              (3,080)            (9,360)
      Share of Loss from discontinued operations                                 -             (6,574)
    Gain on convertible debt restructuring                                  (1,681)                 -
    Stock option compensation                                                5,323              1,621
    (Gain) loss on disposition of assets                                       (22)               348
    Payment of interest with common stock                                      101                  -
    Interest on convertible debt                                               (45)               507
    Change in:
      Accounts receivable                                                     (257)            (1,624)
      Prepaid expense                                                          224              1,053
      Other assets, current and deferred income taxes                           (6)                43
      Accounts payable and accrued liabilities                                 (68)              (828)
      Deferred revenues                                                      1,809                222
      Ceding commission and interest                                             -                150
      Future policy benefits and claims                                         (3)                12
      Other liabilities                                                         (3)              (338)
                                                                         ---------          ---------
  Net cash used in operating activities                                     (3,413)           (12,669)
                                                                         ---------          ---------

Cash flows from investing activities
    Cash in acquired company                                                     -              2,126
    Collection of notes receivable                                             266                  -
    Investment in capitalized software and contract start-up                (1,274)              (227)
    Proceeds from the sale of equipment                                        318                (10)
    Payment of acquisition costs                                              (480)            (1,031)
    Purchases of property, equipment and software                             (484)            (2,023)
                                                                         ---------          ---------
  Net cash used in investing activities                                     (1,654)            (1,165)
                                                                         ---------          ---------


                 See notes to consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                       (Dollars in thousands) (Unaudited)

                                                                             Three Months Ended
                                                                          March 31,          March 31,
                                                                            2001                2000
                                                                          ---------          ---------
Cash flows from financing activities
       Payments on capital leases                                               (93)              (147)
       Exercise of stock options                                                  -                341
       Exercise of Healthaxis options                                             -                183
                                                                           --------          ---------
    Net cash (used in) provided by financing activities                         (93)               377
                                                                           --------          ---------
    Decrease in cash and cash equivalents                                    (5,160)           (13,457)
    Cash and cash equivalents, beginning of period                           17,170             58,069
                                                                           --------          ---------
    Cash and cash equivalents, end of period                               $ 12,010          $  44,612
                                                                           ========          =========

Supplemental disclosure of cash flow information:
    Interest paid                                                          $    147          $     184


       See notes to consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
             (Dollars in thousands except share and per share data)


Note A - Description of business and basis of presentation

Unaudited Financial Information

The unaudited condensed consolidated financial statements have been prepared by Healthaxis Inc. and subsidiaries (the "Company" or "HAXS"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

General

HAXS is a Pennsylvania corporation organized in 1982. HAXS operates as a technology solutions provider in the market of health care administration. The Company provides application solutions and services to both healthcare payers and those entities involved in the distribution and administration of health insurance. The Company offers a suite of Internet based software applications and services designed to enhance the efficiency and effectiveness of insurance plan distribution, claims administration, benefits enrollment, benefits maintenance and conversion of insurance claims information to electronic form. In addition, the Company provides systems integration, technology management, and imaging data capture services.


Note B - Healthaxis Merger with Healthaxis Acquisition Corporation

On January 26, 2001, the shareholders of HAXS and Healthaxis.com, Inc. ("Healthaxis") approved the merger of Healthaxis with a newly formed, wholly owned subsidiary of HAXS ("the HAXS Merger"). This transaction was completed pursuant to the terms of the Amended and Restated Agreement on Plan of Reorganization dated October 26, 2000. In accordance with the terms of the merger, as amended, on January 26, 2001 HAXS issued 39,629,097 shares of its common stock to Healthaxis shareholders (a 1.334-to-1 ratio). In addition, HAXS issued 7,078,485 warrants and options to purchase HAXS common stock to holders of Healthaxis stock options and warrants which represented the number of Healthaxis options and warrants outstanding on the date of the merger after giving effect for the merger ratio. As a result of the HAXS Merger, Healthaxis will cease to exist, and the newly formed HAXS subsidiary will continue as the surviving corporation of the merger operating under the Healthaxis name.

The HAXS Merger has been accounted for as a purchase of minority interest. The purchase price has been determined to be $110,956 which includes the following:
(1) the fair value of the 39,629,097 HAXS shares issued to the holders of Healthaxis shares totaling $108,980 ($2.75 per share), (2) the fair value of a portion of the 7,078,485 HAXS options and warrants issued totaling $2,208 less $1,513 of unearned compensation for the unvested portion of options issued, and
(3) merger costs totaling $1,280. The measurement date for purposes of calculating the fair value of HAXS common shares issued in the merger is September 29, 2000, the date the agreement was revised to reflect the final exchange ratio and certain other material terms of the merger. The fair value of HAXS shares on or about the measurement date was determined based upon quoted NASDAQ market prices. The fair value of HAXS options and warrants issued in the merger was determined using the Black Scholes option pricing model.

Under the rules for purchase accounting, the assets and liabilities of Healthaxis, including goodwill, have been revalued as of the date of the merger. A reduction of goodwill totaling $343,214 has been recorded as a result of the merger, which occurred on January 26, 2001. The reduction of goodwill results from a new purchase price used for the purchase of Healthaxis' minority interest. The new purchase price is based upon the fair value of HAXS common stock. The significant decrease in fair value of HAXS common stock on September 29, 2000 compared to the fair value of HAXS common stock on December 7, 1999 (the measurement date for the Insurdata Merger) results in a purchase price that is significantly lower than the Insurdata purchase price. As a result, a reduction of goodwill originating from the Insurdata Merger has been recorded. The purchase price allocation is preliminary as information regarding the fair value of intangibles is being evaluated.

Accounting for the Exchange of Stock Options in the HAXS Merger

The Company accounted for certain of the stock options exchanged in the HAXS Merger under the rules for purchase accounting. Certain other options exchanged were accounted for in accordance with the modification accounting guidance contained in FASB Interpretation ("FIN") 44, Accounting for Certain Transactions involving Stock Compensation. In order to determine which accounting guidance to apply to different option groups, the Company relied on the guidance in Emerging Issues Task Force Issue 00-23, Issues Related to the Accounting for Stock Compensation Under APB Opinion No. 25 "Accounting for Stock Issued to Employees", and FASB Interpretation No. 44 " Accounting for Certain Transactions Involving Stock Compensation". In accordance with the guidance, the Company included only the options exchanged in the January 2000 merger with Insurdata Incorporated into the purchase accounting for the HAXS Merger. This option group includes the Insurdata Founders Plan options. Under the rules for the purchase of a minority interest, a portion of the intrinsic value of the unvested options included in the calculation was recorded as unearned compensation. Unearned compensation is being amortized as compensation expense over the remaining vesting term of the related options. The Company recognized compensation expense totaling $408 related to unearned compensation amortization in the three months ended March 31, 2001.

The options exchanged for the remaining pool of Healthaxis options have been accounted for under the modification accounting rules of FIN 44. Under FIN 44, those 1998 Healthaxis Plan options that were re-priced in May 2000, will continue to be treated as variable option awards even after the merger option exchange. These options subject to variable accounting have an exercise price of $2.49 per share. At March 31, 2001, these options were not in the money, which resulted in no compensation expense for this group for the first quarter of 2001. Those options not re-priced in 2000 remain under the fixed option accounting rules of modification accounting. Under these rules, these options were re-measured as of the date of the merger. The intrinsic value of the vested options exchanged totaling $4,876 was expensed as compensation expense in the first quarter of 2001. The intrinsic value of the unvested options totaling $1,476 will be expensed over the remaining vesting period of the options. Total stock based compensation expense, excluding the unearned compensation amortization, for the three months ended March 31, 2001 was $5,323.

Note C - Related Party Transactions

Healthaxis conducts a significant amount of business with a major shareholder, UICI. Healthaxis currently provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements ranging from one to five years, with annual renewable options thereafter. These services include the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. UICI and its subsidiaries and affiliates constitute, in the aggregate, Healthaxis' largest customer. For the three months ended March 31, 2001, UICI and its subsidiaries and affiliates accounted for an aggregate of $7,153 (66%) of Healthaxis' total revenues for the period. As of March 31, 2001, Healthaxis had trade receivables from UICI and its subsidiaries and affiliates of $2,869 (39%).

On January 25, 2001, Healthaxis entered into a software license agreement with UICI. Under the agreement, UICI paid a one-time license fee of $1,836 for a perpetual, enterprise-wide software license. UICI has the option to terminate the agreement within the first two years, in which case a prorated portion of the one-time license fee will be refunded. Consequently, the license fee is being recognized into revenue pro rata over 24 months.

On June 30, 2000, in connection with the sale of the retail website operations, Healthaxis received an eleven percent ownership interest in Digital Insurance. During the three months ended March 31, 2001, Healthaxis recognized revenues totaling $812 from Digital Insurance. In addition, at March 31, 2001, Healthaxis had an accounts receivable balance due from Digital Insurance totaling $2,036, which was current.


Note D - Amortization of Intangibles

Amortization of intangibles is comprised of the following for the three months ended March 31, 2001:


                     Amortization of goodwill            $ 5,365
                     Amortization of customer base           873
                     Amortization of developed software      332
                                                         -------
                                                         $ 6,570
                                                         =======

Note E - Restructuring of Convertible Debentures and Extraordinary Gain

On September 28, 2000, HAXS entered into an Amendment to the Securities Purchase Agreement dated September 14, 1999 between HAXS and the holders of HAXS' $27,500 2% convertible debentures (the "Amendment"). The transactions contemplated by the Amendment were consummated on January 29, 2001. The terms of the debentures were amended to, among other things, extend the maturity of the debentures from September 14, 2002 to September 14, 2005, to change the conversion price from $20.34 to $9.00 and modify the events of default. Warrants to purchase 202,802 shares of HAXS' common stock issued to the purchasers of the debentures were also amended to reduce the exercise price from $20.34 to $3.01 and to extend the exercise period of the warrants for an additional year, or until September 13, 2005.

The Company recorded an extraordinary gain on the restructuring of these debentures totaling $1,681. The majority of this amount relates to the reversal of penalties accrued pursuant to a stock registration rights agreement between the Company and the debenture holders. Under the terms of the Amendment, these penalties were waived.

Note F - Employee Termination Agreement

On August 15, 2000, Alvin H. Clemens, the Company's then Chairman, and HAXS entered into an agreement terminating Mr. Clemens' employment contract. Under the terms of the termination agreement, Mr. Clemens will receive aggregate payments totaling $2,125 paid in quarterly installments over five years. The Company may, at its option, make the quarterly payments in shares of HAXS common stock not to exceed a total of 500,000 shares. Mr. Clemens, at his option, may request that the Company pay 1/3 of the value of each payment in cash in lieu of stock to cover income tax liabilities. Except for the general release of Healthaxis, which became effective as of August 15, 2000, the termination agreement became effective upon consummation of the HAXS merger. The Company recorded $2,125 in compensation expense during the three months ended March 31, 2001, which is included in the general and administrative expenses.

Note G - Subsequent Events

Stock Purchase

On April 6, 2001, fourteen members of the executive and senior management team, along with certain current and former directors, purchased 1,035,725 shares of the Company's common stock from an unrelated third party in a privately negotiated transaction. The purchase price was $.60 per share. The purchase was approved by the Board of Directors of HAXS, which on March 26, 2001 also approved a loan to members of the management team of $154 collateralized by 100% of the shares purchased. Interest is payable quarterly at an 8% rate per annum.

Restructuring Plan

On May 11, 2001, the Company approved and began implementing an internal restructuring plan and re-alignment of operations. The restructuring plan includes a reduction in workforce of approximately 60 employees, relocation of the Company's headquarters from Pennsylvania to Texas, elimination of certain development activities, and a reorganization to more closely align sales, delivery and customer service and provide for clearer accountability for business profitability. The Company is evaluating the effects of this restructuring plan on the carrying value of its assets, including goodwill, and may have material write-downs of assets if it is determined there is an impairment of assets, most of which would not affect tangible net worth.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     All statements and information contained in this document other than statements of historical fact, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, and are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate, and which may cause actual results to be materially different from those contemplated by the forward-looking statements. In addition, many phases of the Company's operations are subject to influences outside its control including but not limited to disclosure related to the Restructuring Plan described below. Any one, or any combination of factors, described in other sections of this document or in the "Risk Factor" section of our annual report on Form 10-K for the year ended December 31, 2000 could have a material adverse effect on the Company's results of operations.


Recent Developments

Healthaxis Merger with Healthaxis Acquisition Corporation

     On January 26, 2001, the shareholders of HAXS and Healthaxis approved the merger of Healthaxis with a newly formed, wholly owned subsidiary of HAXS ("the HAXS Merger"). This transaction was completed pursuant to the terms of the Amended and Restated Agreement on Plan of Reorganization dated September 29, 2000. In accordance with the terms of the merger, as amended, HAXS issued 39,629,097 shares of its common stock to Healthaxis shareholders (a 1.334 to 1 ratio). In addition, HAXS issued 7,078,485 warrants and options to purchase HAXS common stock to holders of Healthaxis stock options and warrants which represented the number of Healthaxis options and warrants outstanding on the date of the merger effected for the merger ratio. As a result of the HAXS Merger, Healthaxis will cease to exist, and the newly formed HAXS subsidiary will continue as the surviving corporation of the merger operating under the Healthaxis name.

Employee Termination Agreement

     On August 15, 2000, Mr. Al Clemens, Healthaxis and HAXS entered into a termination agreement of Mr. Clemens' employment contract which became effective upon the consummation of the HAXS Merger. Compensation expense totaling $2.1 million has been recorded in the first quarter of 2001.

Restructuring Plan

     Subject to an internal restructuring plan and re-alignment of operations approved by the HAXS Board of Directors on May 11, 2001, the Company took the following actions:

[ ] Implemented a reorganization plan which created four new business units
[ ] Eliminated approximately 60 employee positions, primarily at its Irving,
    Texas and East Norriton, Pennsylvania offices;
[ ] Agreed to move the corporate headquarters from Pennsylvania to Texas; and
[ ] Decided to cease development and marketing of certain products.

     During May 2001, management concluded that it was necessary to significantly modify the operating structure of the Company in order for Healthaxis to sustain viability and to position itself to grow and become profitable. Management and the Board of Directors determined that to reach profitability in an acceptable period of time, certain significant actions were necessary in the structure and size of the organization. Accordingly, at a special meeting of the Board of Directors on May 11, 2001, the decision was made to reduce the size and scope of the organization pursuant to a plan submitted by the management of the Company.

     On May 14, 2001, the Company's plan was implemented and approximately 60 employee positions were eliminated. The affected employees were notified of their termination, and their termination benefits were communicated to them. As of May 15, 2001, it is expected that the restructuring plan will be completed on or before June 30, 2001.

     Related solely to its restructuring and reorganization, the Company will accrue or record certain costs and charges. In summary, as of May 15, 2001 those costs are generally expected to relate to the following:

[ ] Severance cost for terminated employees - The Company eliminated approximately 60 positions and terminated approximately that number of employees on May 14, 2001. The Company has provided affected employees severance benefits which were generally determined on the basis of the employee's position and/or years of service at the Company. At a minimum, each employee will be paid two weeks severance.

[ ] Relocate the corporate headquarters - Healthaxis has been gradually migrating its corporate headquarters and presence to its Irving, Texas (Dallas / Fort Worth area) facility. Currently, a majority of the senior management team (including the Chief Executive Officer, Chief Financial Officer, and other senior executives), and the majority of the sales and technical staff , have their offices in Texas. Healthaxis has reduced its Pennsylvania headquarters staff to approximately 10 persons. As previously disclosed, the corporate headquarters facility in Pennsylvania is recorded as an asset held for sale.

[ ] Write down of long-lived assets - The Company's restructuring plan includes dividing itself into four major business units. These business units are developing clearly defined business plans that will encompass several key products. As a result, the Company may decide to abandon the development and marketing of several other products that do not fit into the Company's new business strategy. The Company believes that the completion of business plans may result in an impairment of some assets and require write-downs.

     Related to realignment and reduction-in-force, the Company expects to record restructuring charges of between $3.2 million and $4.5 million in the second quarter of 2001. Of this amount, approximately 15% relates to severance and other personnel costs for the workforce reduction, 50% relates to the revaluation of certain software and other capitalized costs of the Company, and the remainder relates to relocating the Company's headquarters. In total, counting the reduction-in-force and other contemplated expense reductions, the initiative is designed to save in excess of $11.0 million annually, however there can be no assurances that the implementation of this initiative will result in the full amount of the savings.

NASDAQ Listing

     On April 23, 2001, the Company was notified by NASDAQ that it had successfully complied with the exception rendered by the NASDAQ Listing Qualification's Panel (the "Panel") in January 2001. The Panel determined to continue the listing of the Company's common stock on the NASDAQ Stock Market.

Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

     Revenues. Revenue decreased 5% from $11.4 million for the three months ended March 31, 2000 to $10.8 million for the three months ended March 31, 2001. The decline was primarily the result of the loss of data capture revenue, net of new revenue generated from Digital Insurance.

     Cost of revenues. Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. These expenses were approximately $12.0 million for each of the three months ended March 31, 2000 and March 31, 2001. Cost of revenue as a percentage of revenue increased slightly from 106% in 2000 to 111% in 2001 due to higher labor costs.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising. These expenses increased from $648,000 for the three months ended March 31, 2000 to $1.9 million for the three months ended March 31, 2001. Approximately $848,000 of the increase resulted from stock based compensation. The remaining increase was due primarily to new sales initiatives and an increase in the number of sales and marketing staff from six to twelve in the corresponding periods.

     General and administrative expenses. General and administrative expenses include executive management, accounting, legal and human resources personnel and related benefits, as well as expenditures for applicable overhead costs. These expenses were approximately $4.4 million for the three months ended March 31, 2000 compared to $8.5 million for the three months ended March 31, 2001. Stock based compensation of approximately $1.4 million was included in 2000 as compared to $4.3 million in 2001 due primarily to the re-measurement of options exchanged in the HAXS merger. Severance expenses totaling $2.2 million are included in 2001, primarily related to Mr. Clemens as described above. There were no severance charges in the corresponding period in 2000.

     Research and development expenses. Research and development expenses are primarily the salary and related benefits of personnel engaged directly in the development of new products and the enhancement of existing products, prior to the establishment of technological feasibility. These expenses increased from $141,000 for the three months ended March 31, 2000 to $562,000 for the three months ended March 31, 2001. The increase was due to an increase in the Advanced Technology Department staff from seven to fourteen and the nature and stage of the projects being developed. In 2000, most of the projects for this staff were either billable to clients or capitalized, and accordingly were excluded from research and development.

     Amortization of Intangibles. Expenses related to the amortization of intangible assets include the amortization of developed software, customer bases and goodwill. These expenses decreased from $10.5 million for the three months ended March 31, 2000 to $6.6 million for the three months ended March 31, 2001. Predominantly all of the decrease was due to the revaluation of intangible assets at the time of the HAXS Merger on January 26, 2001.

     Interest expense and other income, net. Interest expense and other income changed from a net expense of $585,000 in the three months ended March 31, 2000 to a net income of $65,000 in the three months ended March 31, 2001. The change was primarily due to a reduction of interest expense resulting from the settlement of the ceding commission liability with Hannover Re in the fourth quarter of 2000 and a reduction of the non-cash interest expense related to the amortization of the discount associated with the convertible debentures.

     Minority interest in loss of subsidiary. The minority interest in loss of subsidiary was $9.4 million for the three months ended March 31, 2000 compared to $3.1 million for the three months ended March 31, 2001. The reduction was primarily due to the fact that the minority interest was only recorded for approximately one month (until the HAXS merger) in 2001 as opposed to the full three-month period in 2000. Subsequent to the HAXS merger, the Company owned 100% of the Healthaxis subsidiary and therefore no subsequent minority interest was recorded.

     Extraordinary gain. The extraordinary gain of $1.7 million in the three month ended March 31, 2001 is the result of the restructuring of the terms of the convertible debentures which was completed on January 29, 2001. The majority of this gain relates to penalties owed to the debenture holders under a registration rights agreement, which were forgiven as part of the restructuring of the terms.

Recent Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 44, Accounting for Certain Transactions involving Stock Compensation, which clarifies the application of APB 25 for certain issues. The interpretation is effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. This pronouncement did not have a material impact on prior financial statements, however the adoption of FIN 44 and related guidance. resulted in unearned compensation amortization and stock based compensation charges of approximately $5.7 million being recorded in the first quarter of 2001. The effects are further described in the applicable line item expenses in the Results of Operations section above.

Liquidity and Capital Resources

     General. A major objective of HAXS is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short-term equivalents on hand plus funds generated from operating cash flow.

     During the year ended December 31, 2000, Healthaxis' liquidity requirements were primarily met through the cash available from the December 7, 1999 equity financing and operating revenues. Healthaxis believes that its current cash and cash equivalents will be sufficient to fund Healthaxis' operations through the end of 2001. Funding the Company's operations on a long-term basis will depend upon management's ability to significantly reduce expenses (as described above in "Restructuring Plan") and to generate new revenues. The Company believes the goals of the restructuring plan are achievable, based upon the information that management used in developing the plan. There can be no assurances that the Company will be successful in achieving these goals. Failure to effectively implement the planned changes or the effects of factors outside the Company's control could result in further reductions to the workforce, a reduction in the scope of operations, sales of assets or sales of equity securities in either private or public transactions. There can be no assurance that under current conditions, external funds will be available or, if available, will not dilute shareholders' interests or returns.

Three months ended March 31, 2001 compared to three months ended March 31, 2000

     Cash used in operating activities. Cash used from operating activities for the three months ended March 31, 2001 was $3.4 million as compared to $12.7 million for the three months ended March 31, 2000. The primary reason for the reduced cash expenditures was the result of discontinuing the operations of the retail website. This was accomplished via the sale of certain assets and personnel to Digital Insurance on June 30, 2000. In addition to generating license fees and professional service revenues, the sale to Digital Insurance has resulted in decreased cash usage related to operating expenses and sales and marketing expenses reported in the March 31, 2000 loss from discontinued operations.

     Cash flows from investing activities. Cash used in investing activities for the three months ended March 31, 2001 was $1.7 million as compared to $1.2 million for the comparable period in 2000. Approximately $2.1 million was provided in 2000 as result of cash acquired in the Insurdata merger in January 2000. Despite this, the net cash expenditures were up only $489,000 as result of a decrease in the purchase of property and equipment in 2001.

     Cash flows from financing activities. Cash flows from financing activities decreased by $470,000 as result of $93,000 cash used in the three months ended March 31, 2001 as opposed to cash generated of $377,000 for the comparable period in 2000. The primary difference was the result of stock options exercised in 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Exposure to market risk for changes in interest rates relate primarily to our short-term investments. We do not use derivative financial instruments. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Due to the nature of our investments, we believe that there is no material risk exposure.

     The Convertible Debentures outstanding at March 31, 2001 are fixed rate obligations and would not be exposed to the impact of interest rate fluctuations. To the extent that the Company seeks to refinance these instruments, the prevailing market interest rates on replacement debt could exceed rates currently paid thereby increasing interest expense and increasing net loss.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is involved in normal litigation, including that arising in the ordinary course of its business. Management is of the opinion that no litigation will have a material adverse effect on the results of operations or financial position of the Company.

Item 2.  Changes in Securities

         2.(a) Not applicable

         (b) Not applicable

         (c) On January 29, 2001, the Company and debenture holders consummated the transactions which were contemplated by the Amendment to the Securities Purchase Agreement dated September 28, 2000 and which resulted in amendments to the Company's $27.5 million 2% convertible debentures due September 14, 2002 (the "Debentures"). The terms of the Debentures were amended to, among other things, extend the maturity of the Debentures to September 14, 2005, change the conversion price to $9.00 per share and modify the events of default (the "Amended Debentures"). The warrants to purchase 202,802 shares of the Company's Common Stock issued to the purchasers of the Debentures were also amended effective January 29, 2001 to reduce the exercise price to $3.01 and to extend the exercise period of the warrants for an additional year, or until September 13, 2005 (the "Amended Warrants"). The current debenture holders include Brown Simpson Partners I, Ltd., Brown Simpson -- Ord Investments LLC, LBI Group Inc., UICI, and Alvin H. Clemens. See the Current Report on Form 8-K, dated January 26, 2001, filed with the SEC on January 30, 2001 for additional information on these amendments. The issuance of the Amended Debentures and Amended Warrants is exempt from registration under the Securities Act of 1933 by virtue of Section 3(a)(9).

         (d) Not applicable

Item 3.  Defaults Upon Senior Securities.

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         HAXS held an Annual Meeting of Shareholders on January 26, 2001, at which time the shareholders voted to elect eight directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected, adopted the restated agreements related to the HAXS Merger, approved the HAXS Merger, approved the 2000 Stock Option Plan, adopted and approved amendments to the Amended and Restated Articles of Incorporation, and approved the appointment of BDO Seidman, LLP as the independent auditors of HAXS for the fiscal year 2000. The following table details the votes received in connection with the election of directors and on each of the following proposals.

                                         Shares      Percentage        Shares         Shares        Broker
Proposal                                Voted For     Voted For    Voted Against    Abstained     Non-Votes
--------                               ----------    ----------    -------------    ---------     ---------
Election of Directors:                 12,693,538      96.91%          62,604              -              -
  Ashker                               12,633,314      96.46%         122,828              -              -
  Clemens                              12,643,714      96.53%         112,428              -              -
  Hager                                12,686,338      96.86%          69,804              -              -
  McLaughlin                           12,692,138      96.90%          64,004              -              -
  LeBaron                              12,687,488      96.87%          68,654              -              -
  Mutz                                 12,689,988      96.89%          66,154              -              -
  McLane                               12,693,138      96.91%          63,004              -              -
  Maloney                              12,692,838      96.91%          63,304              -              -

Approval of the Amended and            11,416,332      87.16%          27,613         34,092      1,278,075
Restated Agreement and Plan of
Reorganization and Plan of
Merger each dated October 26,
2000

Approval of Amended Articles of        11,044,464      84.32%         399,461         34,142      1,278,075
Incorporation as described in
Item 3 of the Proxy Statement

Approval of Amendment to               11,382,622      86.91%          51,548         43,897      1,278,075
Amended and Restated Articles
of Incorporation as discussed
in Section 4 of the Proxy
Statement

Approval of Adoption of 2000           10,778,189      82.29%         644,415         55,463      1,278,075
Stock Option Plan

Approve appointment of BDO             12,680,746      96.82%          33,985         41,411      1,278,075
Seidman, LLP as auditors for
2000


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  (3.1) Amended and Restated Bylaws effective January 26, 2001 (Incorporated by reference to Exhibit 3.1 of the Registrant's Form 10K)

                  (3.2) Amended and Restated Articles of Incorporation effective January 26, 2001 (Incorporated by reference to Exhibit 3.2 of the Registrant's Form 10K)

                  (10.1) Software License Agreement with UICI effective January 25, 2001

                  (10.2) Asset Purchase Agreement with UICI effective December 29, 2000

         (b)      Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the quarter ended March 31, 2001:

         1. Current Report reporting the completion of the Reorganization and description of securities filed with the SEC on January 30, 2001.

         2. Current Report reporting the change in date of the annual meeting filed with the SEC on March 13, 2001.

         3. Current Report reporting certain changes to management and the Board of Directors filed with the SEC on January 3, 2001

                                    Signature


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                     Healthaxis Inc.



Date:  March 15, 2001                By: /s/ James W. McLane
                                     ------------------------------
                                     James W. McLane, President and
                                     Chief Executive Officer


Date: March 15, 2001                 By: /s/ John Carradine
                                     ------------------------------
                                     John Carradine, Chief Financial Officer,
                                     Principal Accounting Officer and Treasurer

                                  Exhibit Index


(3.1) Amended and Restated Bylaws effective January 26, 2001 (Incorporated by reference to Exhibit 3.1 of the Registrant's Form 10K)

(3.2) Amended and Restated Articles of Incorporation effective January 26, 2001 (Incorporated by reference to Exhibit 3.2 of the Registrant's Form
         10K)

(10.1)   Software License Agreement with UICI effective January 25, 2001

(10.2)   Asset Purchase Agreement with UICI effective December 29, 2000