Form 10-Q
period 2001-06-30
HEALTHAXIS INC
filed 2001-08-03
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended. . . . . . . . . . . . . . . . . June 30, 2001

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

         5215 N. O'Connor Blvd., 800 Central Tower, Irving, Texas 75039
                    (Address of principal executive offices)
                                   (Zip Code)

       Registrant's telephone number, including area code: (972) 443-5000

Former name, former address and former fiscal year, if changed since last report: N/A

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 52,932,102 shares of common stock, par value $.10, outstanding as of July 16, 2001.

                                 Healthaxis Inc.

                                Table of Contents

                                                                                                               Page
                                                                                                               ----
PART I  Financial Information

Item 1.  Condensed Financial Statements
         Condensed Consolidated Balance Sheets...................................................................3
         Condensed Consolidated Statements of Operations.........................................................4
         Condensed Consolidated Statement of Changes in Stockholders' Equity.....................................5
         Condensed Consolidated Statement of Cash Flows..........................................................6
         Notes to Condensed Consolidated Financial Statements.................................................7-13

Item 2.  Management's Discussion and Analysis of Results
         Of Operations and Financial Condition...............................................................14-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................................24

PART II  Other Information

         Items 1-5..............................................................................................25
         Item 6. Reports on Form 8-K............................................................................26

Signatures......................................................................................................27

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                        Healthaxis Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
       (Dollars in thousands except share and per share data) (Unaudited)

                                                                                                     June 30,       December 31,
                                                                                                       2001            2000
                                                                                                    ---------        ---------
Assets

Cash and cash equivalents                                                                            $ 12,188         $ 17,170
Accounts receivable, net of allowance for doubtful accounts of $287 and $300, respectively              2,540            2,061
Accounts receivable from affiliates                                                                     2,646            5,090
Prepaid expenses and other current assets                                                                 592            1,271
                                                                                                      -------        ---------
         Total current assets                                                                          17,966           25,592

Property, equipment and software, less accumulated depreciation and
    amortization of $11,291 and $10,036, respectively                                                   5,023            6,431
Capitalized software and contract start-up costs, less accumulated amortization of $1,113
    and $1,478, respectively                                                                            5,531            7,240
Goodwill, less accumulated amortization of $1,892 and $34,109, respectively                            19,278          648,854
Customer base,  less accumulated amortization of $1,285 and $4,301, respectively                       11,056           12,904
Assets held for sale                                                                                    3,500            5,005
Investment in Digital Insurance, Inc.                                                                   1,907            3,178
Notes receivable and other assets                                                                         725            1,788
                                                                                                    ---------        ---------
         Total assets                                                                               $  64,986        $ 710,992
                                                                                                    =========        =========

Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities                                                            $   5,198        $   6,999
Deferred revenues                                                                                       2,450              737
Obligations under capital lease                                                                           107              269
                                                                                                    ---------        ---------
         Total current liabilities                                                                      7,755            8,005

Convertible debentures                                                                                 27,085           27,367
Post retirement and employment liabilities and other                                                    1,081            1,087
                                                                                                    ---------        ---------
         Total liabilities                                                                             35,921           36,459

Commitments and contingencies Minority interest in Healthaxis:
    Common stock                                                                                            -          442,989
    Preferred stock                                                                                         -           15,049

Stockholders' Equity:
Preferred stock, par value $1:  authorized 100,000,000,
    none issued and outstanding                                                                             -                -
Common stock, par value $.10:  authorized 1,900,000,000,
    issued and outstanding 52,821,720 and 13,097,618 shares, respectively                               5,282            1,310
Additional capital                                                                                    433,033          325,797
Accumulated deficit                                                                                  (408,844)        (105,497)
Unearned compensation                                                                                    (406)          (5,115)
                                                                                                    ---------        ---------
         Total stockholders' equity                                                                    29,065          216,495
                                                                                                    ---------        ---------
         Total liabilities and stockholders' equity                                                 $  64,986        $ 710,992
                                                                                                    =========        =========

            See notes to condensed consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

       (Dollars in thousands, except share and per share data) (Unaudited)

                                                            Three Months Ended June 30,         Six months Ended June 30,
                                                             2001              2000               2001             2000
                                                            ------            ------             ------           ------
Revenue
                                                          $  11,497          $ 10,363           $  22,334        $  21,738

Expenses:
     Cost of revenues                                        10,866            12,923              22,855           24,944
     Sales and marketing                                        686               968               2,573            1,616
     General and administrative                               1,689             3,094              10,194            7,540
     Research and development                                   359               145                 921              286
     Restructuring and impairment charges                   282,464                 -             282,464                -
     Amortization of intangibles                              4,935            10,498              11,505           20,996
                                                          ---------          --------           ---------        ---------
             Total Expenses                                 300,999            27,628             330,512           55,382
                                                          ---------          --------           ---------        ---------

     Operating loss                                        (289,502)          (17,265)           (308,178)         (33,644)

     Interest income (expense), net                               5               408                  70             (177)
                                                          ---------          --------           ---------        ---------

     Loss before minority interest                         (289,497)          (16,857)           (308,108)         (33,821)

Minority interest in loss of subsidiary                           -             9,708               3,080           19,068
                                                          ---------          --------           ---------        ---------

     Loss from continuing operations                       (289,497)           (7,149)           (305,028)         (14,753)

Loss from discontinued operations                                 -            (2,613)                  -           (6,341)
Loss on sale of discontinued operations                           -            (2,802)                  -           (2,802)
                                                          ---------          --------           ---------        ---------
Loss on discontinued operations                                   -            (5,415)                  -           (9,143)
                                                          ---------          --------           ---------        ---------
    Net loss before extraordinary item                     (289,497)          (12,564)           (305,028)         (23,896)
Convertible debt restructuring                                    -                 -               1,681                -
                                                          ---------          --------           ---------        ---------
Net loss                                                  $(289,497)         $(12,564)          $(303,347)       $ (23,896)
                                                          =========          ========           =========        =========

Loss per share of common stock (basic and
   diluted)
   Continuing operations                                    $(5.48)             $(.55)          $   (6.45)       $   (1.13)
   Discontinued operations                                        -              (.41)                  -             (.70)
   Extraordinary gain                                             -                 -                 .04                -
                                                          ---------          --------           ---------        ---------
   Net loss                                                 $(5.48)           $ (0.96)          $   (6.41)       $   (1.83)
                                                          =========          ========           =========        =========

Weighted average common shares and equivalents
Used in computing (loss) per share

     Basic and diluted                                   52,784,000        13,098,000          47,302,000       13,072,000

            See notes to condensed consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                           (In thousands) (Unaudited)

                                                                              Additional
                                  Preferred Stock          Common Stock        Paid-In      Accumulated     Unearned
                                 Shares      Amount     Shares      Amount     Capital        Deficit     Compensation      Total
                                 ------      ------     ------      ------     -------        -------     ------------      -----
BALANCE, DECEMBER 31, 2000            -      $    -     13,098     $ 1,310    $ 325,797    $ (105,497)      $(5,115)     $ 216,495

Net loss                              -           -          -           -            -      (303,347)            -       (303,347)

Exchange of options in
  HAXS Merger                         -           -          -           -        2,208             -        (1,513)           695

Issuance of common stock in
  HAXS Merger                         -           -     39,629       3,963      105,017             -             -        108,980

Amortization/forfeiture of
  unearned compensation               -           -          -           -         (404)            -         1,250            846

Stock based compensation              -           -          -           -        5,117             -             -          5,117

Revaluation of unearned
  compensation                        -           -          -           -       (4,972)            -         4,972              -

Increase in net assets of
  Healthaxis.com, Inc.                -           -          -           -          115             -             -            115

Common stock issued in lieu of
  interest and severance              -           -         95           9          155             -             -            164
                                   ----      ------     ------     -------    ---------    ----------       -------      ---------
BALANCE, June 30, 2001                -      $    -     52,822     $ 5,282    $ 433,033    $ (408,844)      $  (406)     $  29,065
                                   ====      ======     ======     =======    =========    ==========       =======      =========

            See notes to condensed consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                       (Dollars in thousands) (Unaudited)

                                                                                Six Months Ended
Cash flows from operating activities                                      June 30,            June 30,
                                                                            2001                2000
                                                                         ----------          ---------
    Net loss                                                             $ (303,347)         $ (23,896)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
       Loss on sale of discontinued operations                                    -              2,802
       Depreciation and amortization                                         14,304             28,168
       Bad debt reserve                                                          33                  6
       Minority interest in loss of subsidiary:
            Share of loss from continuing operations                         (3,080)           (19,068)
            Share of loss from discontinued operations                            -            (11,199)
       Gain on convertible debt restructuring                                (1,681)                 -
       Stock option compensation                                              5,404              2,766
       Loss on disposition of assets                                             93                 80
       Interest on convertible debt                                             (21)             1,026
       Non-cash portion of restructuring charge                             282,115                  -
       Payments of interest and severance with common stock                     164                  -
       Change in:
            Accounts receivable                                               1,932             (1,059)
            Prepaid expense and other current assets                            173                389
            Other assets, current and deferred income taxes                     (36)              (111)
            Accounts payable and accrued liabilities                           (581)            (3,649)
            Deferred revenues                                                 1,713                242
            Ceding commission and interest                                        -                300
            Future policy benefits and claims and other                          (4)              (326)
                                                                         ----------          ---------
    Net cash used in operating activities                                    (2,819)           (23,529)
                                                                         ----------          ---------

Cash flows from investing activities
       Cash in acquired company                                                   -              2,126
       Collection on notes receivable, net                                      804                  -
       Investment in capitalized software and contract start-up              (2,015)            (1,320)
       Payment of acquisition costs                                            (471)            (1,031)
       Purchases of property, equipment and software, net                      (396)            (3,034)
       Other                                                                     79                  2
                                                                         ----------          ---------
    Net cash used in investing activities                                    (1,999)            (3,257)
                                                                         ----------          ---------

Cash flows from financing activities
       Payments on capital leases                                              (164)              (277)
       Exercise of stock options                                                  -                341
       Exercise of Healthaxis options                                             -                183
                                                                         ----------          ---------
    Net cash (used in) provided by financing activities                        (164)               247
                                                                         ----------          ---------
    Decrease in cash and cash equivalents                                    (4,982)           (26,539)
    Cash and cash equivalents, beginning of period                           17,170             58,069
                                                                         ----------          ---------
    Cash and cash equivalents, end of period                             $   12,188          $  31,530
                                                                         ==========          =========

Supplemental disclosure of cash flow information:
    Interest paid                                                        $      199          $     532

            See notes to condensed consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
             (Dollars in thousands except share and per share data)


Note A - Description of Business and Basis of Presentation

Unaudited Financial Information

The unaudited condensed consolidated financial statements have been prepared by Healthaxis Inc. and subsidiaries (the "Company" or "HAXS"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

General

HAXS is a Pennsylvania corporation organized in 1982, with headquarters in Irving, Texas. HAXS operates as a technology solutions provider in the market of health care administration and distribution. The Company provides application solutions and services to both healthcare payers and those entities involved in the distribution and administration of health insurance. The Company offers a suite of Internet based software applications and services designed to enhance the efficiency and effectiveness of insurance plan distribution, claims administration, benefits enrollment, benefits maintenance and conversion of insurance claims information to electronic form. The Company also offers technology solutions to assist its clients in becoming compliant with the requirements of the Healthcare Insurance Portability and Accountability Act (HIPAA). In addition, the Company provides systems integration, technology management, and imaging data capture services.

Note B - Healthaxis Merger with Healthaxis Acquisition Corporation

On January 26, 2001, the shareholders of HAXS and Healthaxis.com, Inc. ("Healthaxis") approved the merger of Healthaxis with a newly formed, wholly owned subsidiary of HAXS ("the HAXS Merger"). This transaction was completed pursuant to the terms of the Amended and Restated Agreement and Plan of Reorganization dated October 26, 2000. In accordance with the terms of the merger, as amended, on January 26, 2001 HAXS issued 39,629,097 shares of its common stock to Healthaxis shareholders (a 1.334-to-1 ratio). In addition, HAXS issued 7,078,485 warrants and options to purchase HAXS common stock to holders of Healthaxis stock options and warrants which represented the number of Healthaxis options and warrants outstanding on the date of the merger after giving effect for the merger ratio. As a result of the HAXS Merger, Healthaxis ceased to exist, and the newly formed HAXS subsidiary continued as the surviving corporation of the merger operating under the Healthaxis name.

The HAXS Merger has been accounted for as a purchase of minority interest. The purchase price has been determined to be $110,956 which includes the following:
(1) the fair value of the 39,629,097 HAXS shares issued to the holders of Healthaxis shares totaling $108,980 ($2.75 per share), (2) the fair value of a portion of the 7,078,485 HAXS options and warrants issued totaling $2,208 less $1,513 of unearned compensation for the unvested portion of options issued, and
(3) acquisition costs totaling $1,280. The measurement date for purposes of calculating the fair value of HAXS common shares issued in the merger is September 29, 2000, the date the agreement was revised to reflect the final exchange ratio and certain other material terms of the merger. The fair value of HAXS shares on or about the measurement date was determined based upon quoted NASDAQ market prices. The fair value of HAXS options and warrants issued in the merger was determined using the Black Scholes option pricing model.

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

Accounting for the Exchange of Stock Options in the HAXS Merger

The Company accounted for certain of the stock options exchanged in the HAXS Merger under the rules for purchase accounting. Certain other options exchanged were accounted for in accordance with the modification accounting guidance contained in FASB Interpretation ("FIN") 44, Accounting for Certain Transactions involving Stock Compensation. In order to determine which accounting guidance to apply to different option groups, the Company relied on the guidance in Emerging Issues Task Force Issue 00-23, Issues Related to the Accounting for Stock Compensation Under APB Opinion No. 25 "Accounting for Stock Issued to Employees", and FASB Interpretation No. 44 " Accounting for Certain Transactions Involving Stock Compensation". In accordance with the guidance, the Company included only the options exchanged in the January 2000 merger with Insurdata Incorporated into the purchase accounting for the HAXS Merger. This option group includes the Insurdata Founders Plan options. Under the rules for the purchase of a minority interest, a portion of the intrinsic value of the unvested options included in the calculation was recorded as unearned compensation. Unearned compensation is being amortized as compensation expense over the remaining vesting term of the related options. The Company recognized compensation expense totaling $438 and $846 related to unearned compensation amortization for the three and the six-months ended June 30, 2001, respectively.

The options exchanged for the remaining pool of Healthaxis options have been accounted for under the modification accounting rules of FIN 44. Under FIN 44, those 1998 Healthaxis Plan options that were re-priced in May 2000, will continue to be treated as variable option awards even after the merger option exchange. These options subject to variable accounting have an exercise price of $2.49 per share. At June 30, 2001, these options were not in the money, which resulted in no compensation expense for this group through June 30, 2001. Those options not re-priced in 2000 remain under the fixed option accounting rules of modification accounting. Under these rules, these options were re-measured as of the date of the merger. The intrinsic value of the vested options exchanged totaling $4,876 was expensed as compensation expense in the first quarter of 2001. The intrinsic value of the unvested options totaling $1,476 will be expensed over the remaining vesting period of the options. Stock based compensation expense, excluding the unearned compensation amortization, totaled $81 and $5,404 for the three months and the six-months ended June 30, 2001, respectively.

Note C - Related Party Transactions

UICI

Healthaxis conducts a significant amount of business with a major shareholder, UICI. Healthaxis currently provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements ranging from one to five years, with annual renewable options thereafter. The agreements may be cancelled by UICI for convenience or for cause upon giving 180-day notice. In addition, the agreements contain no minimum or maximum commitments on behalf of UICI, and UICI is free to obtain the services provided by Healthaxis from unrelated parties. These services include the use of certain of Healthaxis' proprietary workflow and business applications, as well as systems integration and technology management. UICI and its subsidiaries and affiliates constitute, in the aggregate, Healthaxis' largest customer. For the three and the six-months ended June 30, 2001, UICI and its subsidiaries and affiliates accounted for an aggregate of $7,580 (66%) and $14,733 (66%), respectively, of Healthaxis' total revenues for the period. As of June 30, 2001, Healthaxis had trade receivables from UICI and its subsidiaries and affiliates of $2,646 (51%).

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

On May 29, 2001, Healthaxis entered into an Engagement Letter with a subsidiary of UICI for the development and integration of software for compliance with the Healthcare Insurance Portability and Accountability Act (HIPAA). This is a fixed price agreement totaling $515 payable upon the achievement of certain milestones. Revenues are recognized using the percentage-of-completion method in proportion to the hours expended compared to the total hours projected for the project. Revenue of $103 has been recognized through June 30, 2001 under this agreement.

Digital Insurance

On June 30, 2000, Healthaxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital Insurance, Inc ("Digital Insurance"). This transaction closed on October 13, 2000. The consideration received by Healthaxis at closing in return for those assets consisted of: $0.5 million in cash; a $0.5 million note; 11% of the outstanding shares of Digital Insurance, on a fully-diluted basis; and a portion of Digital Insurance's net commission revenues received by Digital Insurance through the acquired website user interface or an affinity partner indefinitely. Healthaxis has reported the operations of the retail website as discontinued operations as of the measurement date of June 30, 2000. Additionally, the Company recorded a loss on the sale of the discontinued operations as of June 30, 2000.

In connection with this sale, Healthaxis and Digital insurance entered into a Software Licensing and consulting Agreement that provides Healthaxis with: a perpetual nonexclusive license to use and sublicense, subject to certain restrictions, the user interface sold to Digital Insurance; licensing fees over 30 months of $3.0 million for software owned by Healthaxis that will be used by Digital Insurance in conjunction with the user interface it purchased; and professional service fees over 12 months starting July 2000 of a minimum of $3.0 million for services relating to customizing, maintaining and upgrading the user interface and other software.

Effective May 31, 2001, the Company entered into an Amended Asset Purchase Agreement and Amended Software Licensing and Consulting Agreement. Under the terms of these amendments, the Company agreed to settle all amounts due from Digital Insurance (other than trade accounts receivable) under the original agreements for a lump sum cash payment of $2.0 million which approximated the Company's carrying values.

The following table (in thousands) shows the aggregate amounts paid by Digital Insurance, prior to and including the $2.0 million lump sum payment, as compared to the original contracted amount:

                                           Original                 Amount
                                          Commitment               Received
                                          ----------               --------
         Purchase price                   $   1,000                $   1,000
         Professional services                3,000                    3,000
         License fees                         3,000                      813
                                          ---------                ---------
         Total                            $   7,000                $   4,813
                                          =========                =========

The amendment provides that in the event Digital Insurance has not completed an equity financing of at least $4.0 million on or before March 31, 2002, then Healthaxis shall be entitled to receive any and all amounts which would have otherwise become due under the original agreements, including accrued interest.

The amendments further require Digital Insurance to pay Healthaxis $100 per month effective June 1, 2001 continuing through the earlier to occur of either May 31, 2002, or the date Digital Insurance gives written notice to Healthaxis that Digital Insurance no longer utilizes the Non-Retail Presentation Layer Software and Other Common Modules as provided by Healthaxis. This $100 represents a guaranteed monthly minimum commitment and will cover a dedicated staff of approximately 5.5 FTEs (full time equivalents), Web hosting services, shared telecommunications cost, and rent and operating expenses in Healthaxis' East Norriton, PA facility.

In conjunction with management's review of long-lived assets at June 30, 2001, a write down of the Company's investment in Digital Insurance totaling approximately $1.2 million was recorded during the second quarter of 2001. This write down was based upon the Company's current estimate of the investment's net realizable value.

Note D - Restructuring of Convertible Debentures and Extraordinary Gain

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

The Company recorded an extraordinary gain on the restructuring of these debentures totaling $1,681 in the first quarter of 2001. The majority of this amount relates to the reversal of penalties accrued pursuant to a registration rights agreement between the Company and the debenture holders. Under the terms of the Amendment, these penalties were waived.

Note E - Employee Termination Agreement

On August 15, 2000, Alvin H. Clemens, the Company's then Chairman, and HAXS entered into an agreement terminating Mr. Clemens' employment contract. Under the terms of the termination agreement, Mr. Clemens will receive aggregate payments totaling $2,125 paid in quarterly installments over five years beginning in the first quarter of 2001. The Company may, at its option, make the quarterly payments in shares of HAXS common stock not to exceed a total of 500,000 shares. Mr. Clemens, at his option, may request that the Company pay 1/3 of the value of each payment in cash in lieu of stock to cover income tax liabilities. Except for the general release of Healthaxis, which became effective as of August 15, 2000, the termination agreement became effective upon consummation of the HAXS merger. The Company recorded $(118) and $2,007 in compensation expense during the three and the six months ended June 30, 2001, respectively, which is included in general and administrative expenses.

Note F - Stock Purchase

On April 6, 2001, fourteen members of the executive and senior management team, along with certain current and former directors, purchased 1,035,725 shares of the Company's common stock from an unrelated third party in a privately negotiated transaction. The purchase price was $.60 per share. The purchase was approved by the Board of Directors of HAXS, which on March 26, 2001 also approved a loan of $154 in aggregate to members of the management team for up to 50% of the purchase price of the stock, collateralized by 100% of the shares purchased by those managers borrowing funds. Interest is payable quarterly at an 8% rate per annum.

Note G - Restructuring Plan

In May of 2001, certain events as described below were concluded which lead management to question the long-term value of certain assets of Healthaxis. Accordingly, Management has prepared its evaluation of those assets and has concluded that in some cases there has, in fact, been an impairment of value. A description of the events resulting in the impairment follows:

At the time of the merger between Healthaxis.com and Insurdata, the combined entities had total cash and liquid investments of approximately $60.0 million. The Company believed that pursuant to its plans, the existing liquidity of the Company and the prospective operations of the combined entities would be sufficient to continue investing for the long-term. However, at March 31, 2001, the Company's cash and liquid investments were reduced to approximately $12.0 million through continuing losses and business investments.

On February 1, 2001, James W. McLane became the Chief Executive Officer of the Company. In light of the Company's existing financial condition, and because of the diminishing liquidity position, Mr. McLane was instructed by the Board of Directors to evaluate the Company's organization, business operations, and corporate strategy and to recommend changes to each as he believed necessary. On March 19, 2001, Mr. McLane hired a new Chief Financial Officer to assist in this process.

During May 2001, based on the evaluation of Mr. McLane and the senior management team, the Board of Directors accepted the recommendations of management that to reach profitability in an acceptable period of time and to reposition the Company for growth, certain significant actions were necessary. Accordingly, at a special meeting of the Board of Directors held on May 11, 2001, the Board approved a restructuring plan and realignment of operations modifying the structure and size of the organization. The plan included the following actions:

    o Implementation of a reorganization plan which created four new business units, each with accountability for profitable operations beginning July 1, 2001
    o Elimination of approximately 60 employee positions, primarily at its Irving, Texas and East Norriton, Pennsylvania offices;
    o   Relocation of the corporate headquarters from Pennsylvania to Texas; and
    o   Cessation of development and marketing of certain products.

On May 14, 2001, the Company's plan was implemented and approximately 60 employee positions were eliminated. The affected employees were notified of their termination, and their termination benefits were communicated to them. The restructuring plan has now been substantially completed.

APB Opinion No. 17, Intangible Assets, and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, require the review for impairment of long-lived assets and identifiable intangibles that are used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The May restructuring was the culmination of such events and, therefore, the Company recorded the appropriate write-downs and accruals in the second quarter of 2001.

Related to its restructuring and reorganization, the Company accrued or recorded restructuring charges of $282.5 million in the second quarter of 2001. Those costs are generally related to the following:

    o Severance cost for terminated employees - Approximately $350 of the restructuring charge relates to the elimination of approximately 60 positions and termination of approximately that number of employees on May 14, 2001. The Company has provided affected employees severance benefits which were generally determined on the basis of the employee's position and/or years of service at the Company. At a minimum, each employee was paid two weeks severance.

    o Relocation of the corporate headquarters - Approximately $1.7 million relates to the write down of the former corporate headquarters in Pennsylvania to its estimated realizable value. The Company's estimate of realizable value was based upon recent offers less estimated disposal costs.

    o Write down of long-lived assets - The Company abandoned the development and marketing of certain products that no longer fit into the Company's new business strategy and wrote off approximately $1.9 million of certain software and other capitalized costs.

   [X] Write down of Goodwill - The Company's accounting policy has been to review all long-lived and intangible assets on a quarterly basis for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As part of its restructuring and internal re-organization, management also evaluated enterprise level goodwill for impairment.

        During its evaluation of assets at June 30, 2001, the Company determined that certain events occurred in May 2001 that were indicators of potential impairment of the value of goodwill. During May 2001, it became apparent that previous growth expectations could not be met for several reasons, including:

            1. The restructuring, in general, which resulted in a change in the strategic focus of the Company. As noted above, the Company experienced significant management changes prior to May 2001, including a change in CEO, COO, CFO, and SVP of Sales. New management abandoned the development and marketing of certain products that no longer fit its business strategy and revised the Company's revenue growth expectations accordingly.

            2. A lack of readily available investment capital to fund previously anticipated growth. Previous plans anticipated the ability to obtain additional equity funding, if and when necessary, to sustain the growth model. The Company's new management team has determined that due to the current market, the availability of additional equity capital is less certain in the short term and that the Company's current cash on hand must be optimized. The restructuring of the Company was intended to serve this purpose.

            3. The E-Healthcare sector in which the Company operates is currently fragmented and volatile. The sector has been clouded by new entrants, consolidations, partnerships and failures which make it difficult to compare functions or evaluate redundancy. Volatility is evidenced by the significantly reduced stock prices and market capitalization levels of the Company's competitors. A recent Gartner report has predicted that vendors in this sector will be unstable through 2004. Gartner further projected that competition and solution redundancy will cause at least 60% of vendors existing in 2000 and 2001 to be acquired or fail by 2005. These conditions contrast dramatically with those conditions that existed at the time of the Insurdata merger in January 2000. While no assurances can be made regarding the Company's success, management believes that the restructuring has placed the Company in a position to withstand these volatile conditions.

            4. The slow-down in 2001 of the US economy has affected the spending capacity of Healthcare insurance companies on information technology solutions and has, therefore, lowered the Company's growth expectations from earlier projections at the time of the Insurdata merger in January 2000.

        The Company evaluated the book value of goodwill along with the estimated useful life of the asset (20 years). Based upon ongoing changes in the E-Healthcare marketplace, in addition to recent changes within the Company itself, management determined that it was appropriate to reduce the useful life of goodwill from 20 years to 10 years. The Company initially evaluated the book value of goodwill using an estimate of the future undiscounted cash flows of the business enterprise over the adjusted estimated useful life. This analysis indicated that the goodwill was impaired. The Company then proceeded to analyze future cash flows on a discounted basis using a discount rate of 33%. The 33% discount rate was based upon a detailed analysis and the Company's current risk profile. The Company's future cash flows were estimated by management and included revenue growth rates ranging from 10% to 40%. However, no assurances can be made that these growth rates can be achieved. The analysis of discounted future cash flows resulted in a write down in the book value of goodwill totaling $277.2 million, which is included in restructuring and impairment charges.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

All statements and information contained in this document other than statements of historical fact, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, and are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate, and which may cause actual results to be materially different from those contemplated by the forward-looking statements. In addition, many phases of the Company's operations are subject to influences outside its control including, but not limited to, disclosure related to the Restructuring Plan described below. Any one, or any combination of factors, described in other sections of this document or in the "Risk Factors" section of our annual report on Form 10-K for the year ended December 31, 2000 could have a material adverse effect on the Company's results of operations.

Recent Developments

Healthaxis Merger with Healthaxis Acquisition Corporation

On January 26, 2001, the shareholders of HAXS and Healthaxis approved the merger of Healthaxis with a newly formed, wholly owned subsidiary of HAXS ("the HAXS Merger"). This transaction was completed pursuant to the terms of the Amended and Restated Agreement and Plan of Reorganization dated October 26, 2000. In accordance with the terms of the merger, as amended, HAXS issued 39,629,097 shares of its common stock to Healthaxis shareholders (a 1.334 to 1 ratio). In addition, HAXS issued 7,078,485 warrants and options to purchase HAXS common stock to holders of Healthaxis stock options and warrants which represented the number of Healthaxis options and warrants outstanding on the date of the merger effected for the merger ratio. The newly formed HAXS subsidiary was the surviving corporation of the merger and operates under the Healthaxis name.

Employee Termination Agreement

On August 15, 2000, Mr. Al Clemens, Healthaxis and HAXS entered into a termination agreement of Mr. Clemens' employment contract, which became effective upon the consummation of the HAXS Merger. Compensation expense totaling $2.1 million has been recorded in the first quarter of 2001.

Restructuring Plan

In May of 2001, certain events as described below were concluded which lead management to question the long-term value of certain assets of Healthaxis. Accordingly, Management has prepared its evaluation of those assets and has concluded that in some cases there has, in fact, been an impairment of value. A description of the events resulting in the impairment follows:

At the time of the merger between Healthaxis.com and Insurdata, the combined entities had total cash and liquid investments of approximately $60.0 million. The Company believed that pursuant to its plans, the existing liquidity of the Company and the prospective operations of the combined entities would be sufficient to continue investing for the long-term. However, at March 31, 2001, the Company's cash and liquid investments were reduced to approximately $12.0 million through continuing losses and business investments.

On February 1, 2001, James W. McLane became the Chief Executive Officer of the Company. In light of the Company's existing financial condition, and because of the diminishing liquidity position, Mr. McLane was instructed by the Board of Directors to evaluate the Company's organization, business operations, and corporate strategy and to recommend changes to each as he believed necessary. On March 19, 2001, Mr. McLane hired a new Chief Financial Officer to assist in this process.

During May 2001, based on the evaluation of Mr. McLane and the senior management team, the Board of Directors accepted the recommendations of management that to reach profitability in an acceptable period of time and to reposition the Company for growth, certain significant actions were necessary. Accordingly, at a special meeting of the Board of Directors held on May 11, 2001, the Board approved a restructuring plan and realignment of operations modifying the structure and size of the organization. The plan included the following actions:

    o Implementation of a reorganization plan which created four new business units, each with accountability for profitable operations beginning July 1, 2001
    o Elimination of approximately 60 employee positions, primarily at its Irving, Texas and East Norriton, Pennsylvania offices;
    o   Relocation of the corporate headquarters from Pennsylvania to Texas; and
    o   Cessation of development and marketing of certain products.


On May 14, 2001, the Company's plan was implemented and approximately 60 employee positions were eliminated. The affected employees were notified of their termination, and their termination benefits were communicated to them. The restructuring plan has now been substantially completed.

In total, counting the reduction-in-force and other contemplated expense reductions, the initiative was designed to save in excess of $11.0 million annually. There can be no assurances that the implementation of this initiative will result in this full amount of the savings.

APB Opinion No. 17, Intangible Assets, and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, require the review for impairment of long-lived assets and identifiable intangibles that are used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The May restructuring was the culmination of such events and, therefore, the Company recorded the appropriate write-downs and accruals in the second quarter of 2001.

Related to its restructuring and reorganization, the Company accrued or recorded restructuring charges of $282.5 million in the second quarter of 2001. Those costs are generally related to the following:

    o Severance cost for terminated employees - Approximately $350,000 of the restructuring charge relates to the elimination of approximately 60 positions and termination of approximately that number of employees on May 14, 2001. The Company has provided affected employees severance benefits which were generally determined on the basis of the employee's position and/or years of service at the Company. At a minimum, each employee was paid two weeks severance.

    o Relocation of the corporate headquarters - Approximately $1.7 million relates to the write down of the former corporate headquarters in Pennsylvania to its estimated realizable value. The Company's estimate of realizable value was based upon recent offers less estimated disposal costs.

    o Write down of long-lived assets - The Company abandoned the development and marketing of certain products that no longer fit into the Company's new business strategy and wrote off approximately $1.9 million of certain software and other capitalized costs.

   [X] Write down of Goodwill - The Company's accounting policy has been to review all long-lived and intangible assets on a quarterly basis for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As part of its restructuring and internal re-organization, management also evaluated enterprise level goodwill for impairment.

        During its evaluation of assets at June 30, 2001, the Company determined that certain events occurred in May 2001 that were indicators of potential impairment of the value of goodwill. During May 2001, it became apparent that previous growth expectations could not be met for several reasons, including:

            1. The restructuring, in general, which resulted in a change in the strategic focus of the Company. As noted above, the Company experienced significant management changes prior to May 2001, including a change in CEO, COO, CFO, and SVP of Sales. New management abandoned the development and marketing of certain products that no longer fit its business strategy and revised the Company's revenue growth expectations accordingly.

            2. A lack of readily available investment capital to fund previously anticipated growth. Previous plans anticipated the ability to obtain additional equity funding, if and when necessary, to sustain the growth model. The Company's new management team has determined that due to the current market, the availability of additional equity capital is less certain in the short term and that the Company's current cash on hand must be optimized. The restructuring of the Company was intended to serve this purpose.

            3. The E-Healthcare sector in which the Company operates is currently fragmented and volatile. The sector has been clouded by new entrants, consolidations, partnerships and failures which make it difficult to compare functions or evaluate redundancy. Volatility is evidenced by the significantly reduced stock prices and market capitalization levels of the Company's competitors. A recent Gartner report has predicted that vendors in this sector will be unstable through 2004. Gartner further projected that competition and solution redundancy will cause at least 60% of vendors existing in 2000 and 2001 to be acquired or fail by 2005. These conditions contrast dramatically with those conditions that existed at the time of the Insurdata merger in January 2000. While no assurances can be made regarding the Company's success, management believes that the restructuring has placed the Company in a position to withstand these volatile conditions.

            4. The slow-down in 2001 of the US economy has affected the spending capacity of Healthcare insurance companies on information technology solutions and has, therefore, lowered the Company's growth expectations from earlier projections at the time of the Insurdata merger in January 2000.

        The Company evaluated the book value of goodwill along with the estimated useful life of the asset (20 years). Based upon ongoing changes in the E-Healthcare marketplace, in addition to recent changes within the Company itself, management determined that it was appropriate to reduce the useful life of goodwill from 20 years to 10 years. The Company initially evaluated the book value of goodwill using an estimate of the future undiscounted cash flows of the business enterprise over the adjusted estimated useful life. This analysis indicated that the goodwill was impaired. The Company then proceeded to analyze future cash flows on a discounted basis using a discount rate of 33%. The 33% discount rate was based upon a detailed analysis and the Company's current risk profile. The Company's future cash flows were estimated by management and included revenue growth rates ranging from 10% to 40%. However, no assurances can be made that these growth rates can be achieved. The analysis of discounted future cash flows resulted in a write down in the book value of goodwill totaling $277.2 million, which is included in restructuring and impairment charges.

Digital Insurance Amendments

On June 30, 2000, Healthaxis entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital Insurance, Inc ("Digital Insurance"). This transaction closed on October 13, 2000. The consideration received by Healthaxis at closing in return for those assets consisted of: $0.5 million in cash; a $0.5 million note; 11% of the outstanding shares of Digital Insurance, on a fully-diluted basis; and a portion of Digital Insurance's net commission revenues received by Digital Insurance through the acquired website user interface or an affinity partner indefinitely. Healthaxis has reported the operations of the retail website as discontinued operations as of the measurement date of June 30, 2000. Additionally, the Company recorded a loss on the sale of the discontinued operations as of June 30, 2000.

In connection with this sale, Healthaxis and Digital insurance entered into a Software Licensing and consulting Agreement that provides Healthaxis with: a perpetual nonexclusive license to use and sublicense, subject to certain restrictions, the user interface sold to Digital Insurance; licensing fees over 30 months of $3.0 million for software owned by Healthaxis that will be used by Digital Insurance in conjunction with the user interface it purchased; and professional service fees over 12 months starting July 2000 of a minimum of $3.0 million for services relating to customizing, maintaining and upgrading the user interface and other software.

Effective May 31, 2001, the Company entered into an Amended Asset Purchase Agreement and Amended Software Licensing and Consulting Agreement. Under the terms of these amendments, the Company agreed to settle all amounts due from Digital Insurance (other than trade accounts receivable) under the original agreements for a lump sum cash payment of $2.0 million which approximated the Company's carrying values.

The following table (in thousands) shows the aggregate amounts paid by Digital Insurance, prior to and including the $2.0 million lump sum payment, as compared to the original contracted amount:

                                           Original                 Amount
                                          Commitment               Received
                                          ----------               --------
         Purchase price                   $   1,000                $  1,000
         Professional services                3,000                   3,000
         License fees                         3,000                     813
                                          ---------                --------
         Total                            $   7,000                $  4,813
                                          =========                ========

The amendment provides that in the event Digital Insurance has not completed an equity financing of at least $4.0 million on or before March 31, 2002, then Healthaxis shall be entitled to receive any and all amounts which would have otherwise become due under the original agreements, including accrued interest.

The amendments further require Digital Insurance to pay Healthaxis $100,000 per month effective June 1, 2001 continuing through the earlier to occur of either May 31, 2002, or the date Digital Insurance gives written notice to Healthaxis that Digital Insurance no longer utilizes the Non-Retail Presentation Layer Software and Other Common Modules as provided by Healthaxis. This $100,000 represents a guaranteed monthly minimum commitment and will cover a dedicated staff of approximately 5.5 FTEs (full time equivalents), Web hosting services, shared telecommunications cost, and rent and operating expenses in Healthaxis' East Norriton, PA facility.

In conjunction with management's review of long lived assets at June 30, 2001, a write down of the Company's investment in Digital Insurance totaling approximately $1.2 million was recorded during the second quarter of 2001. This write down was based upon the Company's current estimate of the investment's net realizable value.

NASDAQ Listing

On April 23, 2001, the Company was notified by NASDAQ that it had successfully complied with the exception rendered by the NASDAQ Listing Qualification's Panel (the "Panel") in January 2001. The Panel determined to continue the listing of the Company's common stock on the NASDAQ Stock Market.

Results of Operations

Six months ended June 30, 2001 compared to six months ended June 30, 2000.

         The Company focuses its cost containment initiatives on operating cash expenses. Stock based compensation, amortization of intangible assets and the restructuring charge, with the exception of severance payments, are all non-cash expenses. The following table is therefore presented in such a manner that these expenses can be distinguished.

                                          Six Months Ended, June 30, 2001 (in thousands)
                                          ----------------------------------------------
                                                                       Stock
                                  Operating      Depreciation/         Based
                                    Costs         Amortization     Compensation          Total
                               ---------------- ----------------- ----------------  ----------------
Operating Expenses
    Cost of revenue                   $ 20,415           $ 1,810           $  630          $ 22,855
    Sales and marketing                  1,482                20            1,071             2,573
    General and administrative           5,526               140            4,528            10,194
    Research and development               833                68               20               921
                                      --------           -------           ------          --------
        Subtotal                      $ 28,256           $ 2,038           $6,249          $ 36,543
                                      ========           =======           ======          ========
    Restructuring charge                                                                    282,464
    Amortization of intangibles                                                              11,505
                                                                                           --------

        Total operating expenses                                                           $330,512
                                                                                           ========


                                          Six Months Ended, June 30, 2000 (in thousands)
                                          ----------------------------------------------
                                                                       Stock
                                  Operating      Depreciation/         Based
                                    Costs         Amortization     Compensation          Total
                               ---------------- ----------------- ----------------  ----------------
Operating Expenses
    Cost of revenue                     20,856             1,945            2,143          $ 24,944
    Sales and marketing                    711                 6              899             1,616
    General and administrative           5,922               116            1,502             7,540
    Research and development               228                58                0               286
                                      --------           -------           ------          --------
        Subtotal                      $ 27,717            $2,125           $4,544            34,386
                                      ========           =======           ======          ========
    Restructuring charge                                                                          -
    Amortization of intangibles                                                              20,996
                                                                                           --------

        Total operating expenses                                                           $ 55,382
                                                                                           ========

         Revenues increased 3% from $21.7 million for the six-months ended June 30, 2000 to $22.3 million for the same period in 2001. The increase was primarily the result of new revenue generated from Digital Insurance and increased revenue from UICI, partially offset by loss of some data capture revenue.

         Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. These costs decreased 8% from $24.9 million for the six months ended June 20, 2000 to $22.8 million for the same period in 2001. Cost of revenue as a percentage of revenue declined from 115% in 2000 to 102% in 2001. A reduction of stock based compensation accounted for $1.5 million of the decrease. The remainder was due primarily to the reduced labor force and expense savings pursuant to the restructuring plan implemented in May 2001 as described above.

         Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising. These expenses increased from $1.6 million for the six-months ended June 30, 2000 to $2.6 million for the same period in 2001. Approximately $172,000 of the increase resulted from stock based compensation as result of an option re-measurement in January 2001 related to the HAXS merger. The remaining increase was due primarily to new sales initiatives and an increase in the number of sales and marketing staff from six to twelve in the corresponding periods. As part of the restructuring plan implemented in May 2001, the sales staff was transferred to the operating divisions to more closely align sales and delivery, and the staff was reduced to seven from twelve.

         General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses were approximately $7.5 million for the six months ended June 30, 2000 compared to $10.2 million for the same period in 2001. Stock based compensation of approximately $1.5 million was included in 2000 as compared to $4.5 million in 2001 due primarily to the re-measurement of options exchanged in the HAXS merger. Severance expenses totaling $2.2 million are included in 2001, as compared to $0.5 million in 2000, primarily related to Mr. Clemens' severance agreement as described above.. After adjustment for these items, expenses have decreased significantly as result of the gradual reduction of management and corporate staff subsequent to the Insurdata merger in January 2000, and the restructuring plan implemented in May 2001.

         Research and development expenses are primarily the salary and related benefits of personnel engaged directly in the development of new products and the enhancement of existing products, prior to the establishment of technological feasibility. These expenses increased from $286,000 for the six-months ended June 30, 2000 to $921,000 for the same period in 2001. The increase was due to an increase in the Advanced Technology Department staff from seven to fourteen and the nature and stage of the projects being developed. In 2000, most of the projects for this staff were either billable to clients or capitalized, and accordingly were excluded from research and development. In 2001, much of the effort of the staff was for the development for the Company's new, web-based products and is included in research and development expenses.

         Restructuring and Impairment Charges were approximately $282.5 million during the six months ended June 30, 2001. These charges were recorded pursuant to the Company's adoption of an internal restructuring plan approved by the Board of Directors on May 11, 2001 and implemented on May 14, 2001. Approximately $277.2 million of this charge is attributable to the write-down of goodwill from $296.5 million to $19.3 million. The remainder is to record other costs of the restructuring including severance payments for terminated employees, costs associated with relocating the corporate headquarters from Pennsylvania to Texas and the reduction of other long lived assets, primarily resulting from the decision to cease development and marketing of certain products. See Restructuring Plan section above. There were no such charges during the comparable period in 2000.

         Amortization of Intangibles Expenses related to the amortization of intangible assets include the amortization of developed software, customer bases and goodwill. These expenses decreased from $21.0 million for the six-months ended June 30, 2000 to $11.5 million for the same period in 2001. Predominantly all of the decrease was due to the revaluation of these assets at the time of the HAXS Merger on January 26, 2001. Due to the write down of goodwill in the second quarter of 2001, amortization will be significantly reduced in future periods.

         Interest expense and other income, net changed from a net expense of $177,000 in the six-months ended June 30, 2000 to a net income of $70,000 in the same period in 2001. The change was due to a reduction of interest expense resulting from the settlement of the ceding commission liability with Hannover Re in the fourth quarter of 2000 and a reduction of the non-cash interest expense related to the amortization of the discount associated with the convertible debentures.

         Minority interest in loss of subsidiary was $19.1 million for the six-months ended June 30, 2000 compared to $3.1 million for the same period in 2001. The reduction was due to the fact that the minority interest was only recorded for approximately one month (until the HAXS merger) in 2001, compared to the full six-month period in 2000. Subsequent to the HAXS merger, the Company owned 100% of the Healthaxis subsidiary and, therefore, no subsequent minority interest was recorded.

         Net loss from discontinued operations of $9.1 million for the six months ended June 30, 2000 included a $2.8 million loss on the sale of certain assets to Digital Insurance and $6.3 million loss related to the operations that were discontinued. There were no such charges for the same period in 2001.

         Extraordinary gain of $1.7 million in the six months ended June 30, 2001 is the result of the restructuring of the terms of the convertible debentures which was completed on January 29, 2001. The majority of this gain relates to penalties owed to the debenture holders under a registration rights agreement, which were forgiven as part of the restructuring of the terms.


Three months ended June 30, 2001 compared to three months ended June 30, 2000.

                                          Three Months Ended, June 30, 2001 (in thousands)
                                          ------------------------------------------------
                                                                       Stock
                                  Operating      Depreciation/         Based
                                    Costs         Amortization     Compensation          Total
                               ---------------- ----------------- ----------------  ----------------
Operating Expenses
    Cost of revenue                    $ 9,903            $  774           $  189          $ 10,866
    Sales and marketing                    598                11               77               686
    General and administrative           1,377                69              243             1,689
    Research and development               315                34               10               359
                                      --------            ------           ------          --------
        Subtotal                      $ 12,193            $  888           $  519            13,600
                                      ========            ======           ======          ========
    Restructuring charge                                                                    282,464
    Amortization of intangibles                                                               4,935
                                                                                           --------

        Total operating expenses                                                           $300,999
                                                                                           ========


                                          Three Months Ended, June 30, 2000 (in thousands)
                                          ------------------------------------------------
                                                                       Stock
                                  Operating      Depreciation/         Based
                                    Costs         Amortization     Compensation          Total
                               ---------------- ----------------- ----------------  ----------------
Operating Expenses
    Cost of revenue                   $ 10,610            $1,067           $1,246          $ 12,923
    Sales and marketing                    424                 -              544               968
    General and administrative           2,698                59              337             3,094
    Research and development               114                31                0               145
                                      --------            ------           ------          --------
        Subtotal                      $ 13,846            $1,157           $2,127            17,130
                                      ========            ======           ======          ========
    Restructuring charge                                                                          -
    Amortization of intangibles                                                              10,498
                                                                                           --------

        Total operating expenses                                                           $ 27,628
                                                                                           ========

                                  Page 20 of 27

         Revenues increased 11% from $10.4 million for the three months ended June 30, 2000 to $11.5 million for the same period in 2001. The increase was due primarily to the addition of the Digital Insurance contract, which totaled approximately $1.0 million for the second quarter of 2001. Increased revenue from UICI of $645,000 was largely offset by the loss of a data capture client.

         Cost of revenues decreased 16% from $12.9 million for the three months ended June 30, 2000 to $10.9 million for the same period in 2001. Approximately $1.1 million of the decrease was due to a reduction in stock based compensation. The remainder was largely a result of the reduction in the labor force pursuant to the restructuring plan and a reduction in contract labor expenses.

         Sales and marketing expenses decreased 29% from $968,000 for the three months ended June 30, 2000 to $686,000 for the same period in 2001. Excluding stock based compensation of $544,000 in 2000 and $77,000 in 2001, sales and marketing expenses increased $185,000. The increase is due to an increase in staff from six in early 2000 to twelve in April 2001. As part of the restructuring plan implemented in May 2001, the sales staff was transferred to the operating divisions to more closely align sales and delivery, and the staff was reduced to seven.

         General and administrative expenses decreased 45% from $3.1 million for the three months ended June 30, 2000 to $1.7 million for the same period in 2001. A decrease in stock based compensation accounts for $93,000 of the difference. The balance was due to a reduction in the management overhead and corporate staff that existed after the Insurdata merger in January 2000.

         Research and development expenses increased from $145,000 for the three months ended June 30, 2000 to $359,000 for the same period in 2001. The increase was due to the additional staff.

         Restructuring and Impairment Charges were approximately $282.5 million during the three months ended June 30, 2001. These charges were recorded pursuant to the Company's adoption of an internal restructuring plan approved by the Board of Directors on may 11, 2001 and implemented on May 14, 2001. Approximately $277.2 million of this charge is attributable to the write-down of goodwill from $296.5 million to $19.3 million. The remainder is to record other costs of the restructuring including severance payments for terminated employees, costs associated with relocating the corporate headquarters from Pennsylvania to Texas and the reduction of other long lived assets, primarily resulting from the decision to cease development and marketing of certain products. See Restructuring Plan section above. There were no such charges during the comparable period in 2000.

         Amortization of Intangibles decreased 53% from $10.5 million for the three months ended June 30, 2000 to $4.9 million for the same period in 2001. The reduction is due to the revaluation of goodwill and intangible assets resulting from the HAXS merger in January 2001. Due to the write down of goodwill in the second quarter of 2001, amortization will be significantly reduced in future periods.

         Interest expense and other income, net decreased from income of $408,000 for the three months ended June 30, 2000 to $5,000 for the same period in 2001 due to the reduced cash reserves held by the Company and the loss of interest income from Digital Insurance in June 2001 as result of the amended agreements described above.

         Minority interest in loss of subsidiary was $9.7 million for the three months ended June 30, 2000 compared to zero for the same period in 2001. Subsequent to the HAX merger on January 26, 20001, the Company owned 100% of the Healthaxis subsidiary and therefore no subsequent minority interest was recorded.

         Net loss from discontinued operations of $5.4 million for the three months ended June 30, 2000 included a $2.8 million loss on the sale of certain assets to Digital Insurance and $2.6 million loss related to the operations that were discontinued. There were no such charges for the same period in 2001.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

         Beginning in the first quarter of 2002, the Company will apply the new rules and perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Upon adoption, the Company will no longer amortize its goodwill. No other significant impact is anticipated.

Liquidity and Capital Resources

         General. A major objective of HAXS is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short-term equivalents on hand plus funds generated from operating cash flow.

         During the first quarter of 2001, the Company's cash reserves decreased $5.0 million from $17.2 million to $12.0 million. During the second quarter of 2001, cash reserves increased slightly from $12.0 million to $12.2 million. After adjusting for the $2.0 million lump sum payment from Digital Insurance as described above, cash used during the second quarter was approximately $1.8 million. The significant reduction of cash used quarter over quarter is the result of cost containment measures put in place following the HAXS Merger on January 26, 2001 and further savings recognized through the restructuring plan implemented on May 14, 2001. Management believes the full impact of the restructuring plan will be in effect in the third quarter of 2001.

The following table summarizes the significant changes in the Company's cash balances during the quarter ended June 30, 2001:

         Cash on hand, March 31, 2001                     $ 12,010

         EBITDA for second quarter of 2000                    (814)
         Settlement with Digital                             2,000
         Changes in working capital                           (326)
         Collection of notes receivable, net                   288
         Capital expenditures                                 (229)
         Investment in software and other                     (741)
                                                          --------

         Cash on hand, June 30, 2001                      $ 12,188
                                                          ========

         EBITDA represents the Company's net loss before interest, taxes and amortization adjusted for the Company's restructuring and impairment charges and severance expense.

         Additionally, the Company has listed for sale its building in Pennsylvania, which is now carried on the books at $3.5 million, but has been previously appraised for $5.4 million. Management is aggressively pursuing this sale and expects the cash generated therefrom and current cash reserves will be sufficient to fund the HAXS operations for the foreseeable future.

         Funding the Company's operations on a long-term basis will depend upon management's ability to continue controlling its costs (as described above in "Restructuring Plan") and to generate new revenues. There can be no assurances that the Company will be successful in achieving these goals. If external funds were necessary to support the Company's business operations, there can be no assurance that under current conditions such funds would be available or, if available, would not dilute shareholders' interests or returns.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

         Cash used in operating activities for the six months ended June 30, 2001 was $2.8 million as compared to $23.5 million for the same period in 2001. The reduced cash expenditure was the result of discontinuing the operations of the retail website effective June 30, 2000, and the combined effects of the cost containment measures put into place following the HAXS Merge on January 26, 2001 and savings resulting from the restructuring plan implemented May 14, 2001. Also contributing to the reduction of cash used was the positive impact of changes in working capital accounts, particularly accounts receivable and accounts payable.

         Cash used in investing activities for the six months ended June 30, 2001 was $2.0 million as compared to $3.3 million for the comparable period in 2000. Approximately $2.1 million was provided in 2000 as result of cash acquired in the Insurdata merger in January 2000. Net of this Insurdata cash, the cash used in investing activities decreased $3.4 million primarily resulting from a decrease in capital expenditures for property and equipment.

         Cash used from financing activities increased by $411,000 as result of $164,000 cash used in the six months ended June 30, 2001 as opposed to cash generated of $247,000 for the comparable period in 2000. The primary difference was the result of stock options exercised in 2000.

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

The Convertible Debentures outstanding at June 30, 2001 are fixed rate obligations and would not be exposed to the impact of interest rate fluctuations. To the extent that the Company seeks to refinance these instruments, the prevailing market interest rates on replacement debt could exceed rates currently paid thereby increasing interest expense and increasing net loss.

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

                  Not applicable

Item 3.           Defaults Upon Senior Securities.

                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders.

                   HAXS held an Annual Meeting of Shareholders on May 18, 2001, 2001, at which time the shareholders voted to elect eight directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected. The following table details the votes received in connection with the election of directors.

                                             Shares         Percentage     Shares Voted       Shares         Broker
   Proposal                                 Voted For        Voted For        Against        Abstained      Non-Votes
   --------                                 -------          ---------        -------        ---------      ---------
   Election of Directors:                  45,180,565          85.61%          43,830            -              -
     Ashker                                45,173,630          85.60%          50,765            -              -
     Clemens                               45,146,592          85.55%          77,803            -              -
     Hager                                 45,176,865          85.60%          47,530            -              -
     McLaughlin                            45,180,565          85.61%          43,830            -              -
     LeBaron                               45,177,865          85.60%          46,530            -              -
     Mutz                                  45,179,965          85.61%          44,430            -              -
     McLane                                45,180,365          85.61%          44,030            -              -
     Maloney                               45,178,349          85.61%          46,046            -              -

Item 5.           Other Information.

                  Effective April 27, 2001, Dennis Maloney resigned as the Chief Operating Officer of the Company and members of the existing management team assumed the day to day responsibilities. Mr. Maloney continues to serve on the Board of Directors.

                  Effective July 1, 2001, James W. McLane, the President and CEO of the Company, was elected as Chairman of the Board of Directors. He succeeded Michael Ashker who continues to serve on the Board.

                  Effective July 31, 2001 Michael G. Hankinson entered into a severance agreement pursuant to which he resigned as a full time executive officer of the Company. Mr. Hankinson shall remain as Secretary and General Counsel under a month to month retention arrangement. The severance agreement is attached as Exhibit 10.6 of this filing.

                  Effective August 1, 2001 the Company added Kevin F. Hickey and Kevin Brown to the Board of Directors. On the same day, Edward W. LaBaron, Jr. resigned from the Board.


Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits:

                           (10.1) Engagement Letter between Healthaxis Inc. and the Mega Life and Health Insurance Company dated May 29, 2001

                           (10.2) Amendment No. 2 to Asset Purchase Agreement with Digital Insurance effective May 31, 2001

                           (10.3) Amendment No. 2 to Software License and Consulting Agreement with Digital Insurance dated March 23, 2001

                           (10.4) Amendment No. 3 to Software License and Consulting Agreement with Digital Insurance dated May 31, 2001

                           (10.5) Amendment to Commercial Sublease Agreement with Digital Insurance effective June 1, 2001

                           (10.6) Severance Agreement for Michael G. Hankinson effective July 31, 2001


                  (b)      Reports on Form 8-K:
                           The Company filed the following current report on Form 8K during the quarter ended June 30, 2001 to report:

                           (1)      the Company's change of independent
                                    accountants filed on April 24, 2001

                           (2) the resignation of the Company's Chief Operating Officer filed on April 24, 2001

                                    Signature


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Healthaxis Inc.



Date:  August 3, 2001         By: /s/ James W. McLane
                              --------------------------------------------------
                              James W. McLane, Chairman, President and Chief
                              Executive Officer


Date: August 3, 2001          By: /s/ John Carradine
                              --------------------------------------------------
                              John Carradine, Chief Financial Officer, Principal
                              Accounting Officer and Treasurer

                                 EXHIBITS INDEX
      Exhibit
      Number                        Description
      --------                      -----------


      (10.1) Engagement Letter between Healthaxis Inc. and the Mega Life and Health Insurance Company dated May 29, 2001

      (10.2) Amendment No. 2 to Asset Purchase Agreement with Digital Insurance effective May 31, 2001

      (10.3) Amendment No. 2 to Software License and Consulting Agreement with Digital Insurance dated March 23, 2001

      (10.4) Amendment No. 3 to Software License and Consulting Agreement with Digital Insurance dated May 31, 2001

      (10.5) Amendment to Commercial Sublease Agreement with Digital Insurance effective June 1, 2001

      (10.6)        Severance Agreement for Michael G. Hankinson effective July
                    31, 2001