Form 10-Q
period 2001-09-30
HEALTHAXIS INC
filed 2001-11-14
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended. . . . . . . . . . . September 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from. . . . .. . . . to. . . . . . . . . .

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

                                 Yes  X  No
                                    -----  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 52,955,713 shares of common stock, par value $.10, outstanding as of October 31, 2001.

                                 Healthaxis Inc.

                                Table of Contents

                                                                                   Page
                                                                                   ----
PART I  Financial Information

Item 1.  Condensed Financial Statements
         Condensed Consolidated Balance Sheets......................................3
         Condensed Consolidated Statements of Operations............................4
         Condensed Consolidated Statement of Changes in Stockholders' Equity........5
         Condensed Consolidated Statement of Cash Flows.............................6
         Notes to Condensed Consolidated Financial Statements.......................7

Item 2.  Management's Discussion and Analysis of Results
         Of Operations and Financial Condition.....................................16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................25

PART II  Other Information

         Items 1-5.................................................................26
         Item 6. Reports on Form 8-K...............................................26

Signatures.........................................................................27

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                        Healthaxis Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
       (Dollars in thousands except share and per share data) (Unaudited)

                                                                                              September 30,    December 31,
                                                                                                  2001             2000
                                                                                              -------------    ------------
Assets

Cash and cash equivalents                                                                       $  12,265       $  17,170
Accounts receivable, net of allowance for doubtful accounts of $178 and $300, respectively          1,998           2,061
Accounts receivable from affiliates                                                                 2,601           5,090
Prepaid expenses and other current assets                                                             560           1,271
                                                                                                ---------       ---------
         Total current assets                                                                      17,424          25,592

Property, equipment and software, less accumulated depreciation and
    amortization of $12,007 and $10,036, respectively                                               4,355           6,431
Capitalized software and contract start-up costs, less accumulated amortization of $1,299
    and $1,478, respectively                                                                        2,499           7,240
Goodwill, less accumulated amortization of $887 and $34,109, respectively                          24,954         648,854
Customer base,  less accumulated amortization of $1,832 and $4,301, respectively                    7,290          12,904
Assets held for sale                                                                                3,500           5,005
Investment in Digital Insurance, Inc.                                                                 227           3,178
Notes receivable and other assets                                                                     697           1,788
                                                                                                ---------       ---------
         Total assets                                                                           $  60,946       $ 710,992
                                                                                                =========       =========

Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities                                                        $   4,261       $   6,999
Deferred revenues                                                                                   2,426             737
Obligations under capital lease                                                                        42             269
                                                                                                ---------       ---------
         Total current liabilities                                                                  6,729           8,005

Convertible debentures                                                                             27,109          27,367
Post retirement and employment liabilities                                                          1,090           1,087
                                                                                                ---------       ---------
         Total liabilities                                                                         34,928          36,459

Commitments and contingencies Minority interest in Healthaxis:
    Common stock                                                                                     --           442,989
    Preferred stock                                                                                  --            15,049

Stockholders' equity:
Preferred stock, par value $1:  authorized 100,000,000,
    none issued and outstanding                                                                      --              --
Common stock, par value $.10:  authorized 1,900,000,000,
    issued and outstanding 52,955,002 and 13,097,618 shares, respectively                           5,295           1,310
Additional capital                                                                                433,289         325,797
Accumulated deficit                                                                              (412,250)       (105,497)
Unearned compensation                                                                                (316)         (5,115)
                                                                                                ---------       ---------
         Total stockholders' equity                                                                26,018         216,495
                                                                                                ---------       ---------
         Total liabilities and stockholders' equity                                             $  60,946       $ 710,992
                                                                                                =========       =========

            See notes to condensed consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

            (Dollars in thousands, except per share data) (Unaudited)


                                                    Three Months Ended September 30,      Nine Months Ended September 30,
                                                    --------------------------------      -------------------------------
                                                         2001              2000                2001               2000
                                                    ------------       ------------       ------------       ------------
Revenue                                             $     11,218       $     11,016       $     33,552       $     32,754
Expenses:
     Cost of revenues                                      9,893             11,181             32,748             36,125
     Sales and marketing                                     320                773              2,893              2,389
     General and administrative                            1,192              2,924             11,386             10,464
     Research and development                                301                 97              1,222                383
     Restructuring and impairment charges                   --                 --              281,272               --
     Amortization of intangibles                           1,264              9,841             12,769             30,837
                                                    ------------       ------------       ------------       ------------
             Total expenses                               12,970             24,816            342,290             80,198
                                                    ------------       ------------       ------------       ------------

     Operating loss                                       (1,752)           (13,800)          (308,738)           (47,444)

     Interest and other income (expense), net             (1,654)              (916)            (2,776)            (1,093)
                                                    ------------       ------------       ------------       ------------

     Loss before minority interest                        (3,406)           (14,716)          (311,514)           (48,537)

Minority interest in loss of subsidiary                     --                7,786              3,080             26,854
                                                    ------------       ------------       ------------       ------------

     Loss from continuing operations                      (3,406)            (6,930)          (308,434)           (21,683)

Loss from discontinued operations                           --                 --                 --               (6,341)
Loss on sale of discontinued operations                     --                 --                 --               (2,802)
                                                    ------------       ------------       ------------       ------------
Loss on discontinued operations                             --                 --                 --               (9,143)
                                                    ------------       ------------       ------------       ------------
    Net loss before extraordinary item                    (3,406)            (6,930)          (308,434)           (30,826)
Convertible debt restructuring                              --                 --                1,681               --
                                                    ------------       ------------       ------------       ------------
Net loss                                            $     (3,406)      $     (6,930)      $   (306,753)      $    (30,826)
                                                    ============       ============       ============       ============

Loss per share of common stock (basic and diluted)
   Continuing operations                            $       (.06)      $       (.53)      $      (6.27)      $      (1.66)
   Discontinued operations                                  --                 --                 --                 (.70)
   Extraordinary gain                                       --                                     .04               --
                                                    ------------       ------------       ------------       ------------
   Net loss                                         $       (.06)      $       (.53)      $      (6.23)      $      (2.36)
                                                    ============       ============       ============       ============

Weighted average common shares and equivalents
  used in computing (loss) per share
     Basic and diluted                                52,933,000         13,098,000         49,200,000         13,079,000

            See notes to condensed consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                           (In thousands) (Unaudited)



                                                             Common Stock     Additional    Accumulated    Unearned
                                                           Shares    Amount     Capital       Deficit    Compensation    Total
                                                           ------    ------     -------       -------    ------------    -----
BALANCE, December 31, 2000                                 13,098    $1,310    $325,797      $(105,497)    $(5,115)    $ 216,495
Net loss                                                     --        --          --         (306,753)       --        (306,753)
Exchange of options in HAXS Merger                           --        --         2,208           --        (1,513)          695
Issuance of common stock in HAXS Merger                    39,629     3,963     105,017           --          --         108,980
Amortization/forfeiture of unearned compensation             --        --          (404)          --         1,340           936
Stock based compensation                                     --        --         5,198           --          --           5,198
Revaluation of unearned compensation                         --        --        (4,972)          --         4,972          --
Increase in net assets of Healthaxis.com, Inc.               --        --           115           --          --             115
Common stock issued in lieu of interest and severance         228        22         330           --           352
                                                           ------    ------    --------      ---------     -------     ---------
BALANCE, September 30, 2001                                52,955    $5,295    $433,289      $(412,250)    $  (316)    $  26,018
                                                           ======    ======    ========      =========     =======     =========

            See notes to condensed consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                       (Dollars in thousands) (Unaudited)

                                                                            Nine Months Ended
                                                                       September 30,   September 30,
                                                                           2001            2000
                                                                       -------------   -------------
Cash flows from operating activities
    Net loss                                                             $(306,753)      $ (30,826)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Loss on sale of discontinued operations                                --             2,802
       Depreciation and amortization                                        16,574          39,755
       Bad debt reserve                                                         33              25
       Minority interest in loss of subsidiary:
            Share of loss from continuing operations                        (3,080)        (26,854)
            Share of loss from discontinued operations                        --           (11,199)
       Gain on convertible debt restructuring                               (1,681)           --
       Stock option compensation                                             5,485           4,066
       Loss on disposition of assets                                             8             516
       Interest on convertible debt                                              3           1,696
       Non-cash portion of restructuring charge                            280,923            --
       Investment in Digital Insurance, Inc. impairment charge               2,872            --
       Payments of interest and severance with common stock                    352            --
       Change in:
         Accounts receivable                                                 2,519          (2,498)
         Prepaid expense and other current assets                              206             134
         Other assets, current and deferred income taxes                       (37)            340
         Accounts payable and accrued liabilities                           (1,518)         (5,831)
         Deferred revenues                                                   1,689              35
         Ceding commission and interest                                       --               450
         Future policy benefits and claims and other                             5            (321)
                                                                         ---------       ---------
    Net cash used in operating activities                                   (2,400)        (27,710)
                                                                         ---------       ---------

Cash flows from investing activities
       Cash in acquired company                                               --             2,126
       Collection on notes receivable, net                                     832            --
       Investment in capitalized software and contract start-up             (2,272)         (2,674)
       Payment of acquisition costs                                           (471)         (1,031)
       Purchases of property, equipment and software, net                     (762)         (3,723)
       Other                                                                   397            --
                                                                         ---------       ---------
    Net cash used in investing activities                                   (2,276)         (5,302)
                                                                         ---------       ---------

Cash flows from financing activities
       Payments on capital leases                                             (229)           (411)
       Exercise of stock options                                              --               341
       Exercise of Healthaxis options                                         --               183
                                                                         ---------       ---------
    Net cash (used in) provided by financing activities                       (229)            113
                                                                         ---------       ---------
    Decrease in cash and cash equivalents                                   (4,905)        (32,899)
    Cash and cash equivalents, beginning of period                          17,170          58,069
                                                                         ---------       ---------
    Cash and cash equivalents, end of period                             $  12,265       $  25,170
                                                                         =========       =========

Supplemental disclosure of cash flow information:
    Interest paid                                                        $     370       $     532
                                                                         =========       =========

            See notes to condensed consolidated financial statements.

                        Healthaxis Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                  (Dollars in thousands except per share data)


Note A - Description of Business and Basis of Presentation

Unaudited Financial Information

The unaudited condensed consolidated financial statements have been prepared by Healthaxis Inc. and subsidiaries (the "Company" or "HAXS"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

General

HAXS is a Pennsylvania corporation organized in 1982, with headquarters in Irving, Texas. HAXS operates as a technology solutions provider in the market of healthcare administration and distribution. The Company provides application solutions and services to both healthcare payers and those entities involved in the distribution and administration of health insurance. The Company offers a suite of Internet based software applications and services designed to enhance the efficiency and effectiveness of insurance plan distribution, claims administration, benefits enrollment, benefits maintenance and conversion of insurance claims information to electronic form. The Company also offers technology solutions to assist its clients in becoming compliant with the requirements of the Health Insurance Portability and Accountability Act (HIPAA). In addition, the Company provides systems integration, technology management, and imaging data capture services.

Note B - Healthaxis Merger with Healthaxis Acquisition Corporation

On January 26, 2001, the stockholders of HAXS and Healthaxis.com, Inc. ("Healthaxis") approved the merger of Healthaxis with a newly formed, wholly owned subsidiary of HAXS ("the HAXS Merger"). This transaction was completed pursuant to the terms of the Amended and Restated Agreement and Plan of Reorganization dated October 26, 2000. In accordance with the terms of the merger, as amended, on January 26, 2001 HAXS issued 39,629,097 shares of its common stock to Healthaxis shareholders (a 1.334-to-1 ratio). In addition, HAXS issued 7,078,485 warrants and options to purchase HAXS common stock to holders of Healthaxis stock options and warrants which represented the number of Healthaxis options and warrants outstanding on the date of the merger after giving effect for the merger ratio. As a result of the HAXS Merger, Healthaxis ceased to exist, and the newly formed HAXS subsidiary continued as the surviving corporation of the merger operating under the Healthaxis name.

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

Under the rules for purchase accounting, the assets and liabilities of Healthaxis, including goodwill, have been revalued as of the date of the merger. Upon finalization of the purchase price allocation, a reduction of goodwill totaling $337,424 has been recorded as a result of the merger, which occurred on January 26, 2001. The reduction of goodwill results from a new purchase price used for the purchase of Healthaxis' minority interest. The new purchase price is based upon the fair value of HAXS common stock. The significant decrease in fair value of HAXS common stock on September 29, 2000 compared to the fair value of HAXS common stock on December 7, 1999 (the measurement date for the merger between Healthaxis.com, Inc and Insurdata Incorporated) results in a purchase price that is significantly lower than the Insurdata purchase price. As a result, a reduction of goodwill originating from the Insurdata Merger has been recorded.

Accounting for the Exchange of Stock Options in the HAXS Merger

The Company accounted for certain of the stock options exchanged in the HAXS Merger under the rules for purchase accounting. Certain other options exchanged were accounted for in accordance with the modification accounting guidance contained in FASB Interpretation ("FIN") 44, Accounting for Certain Transactions involving Stock Compensation. In order to determine which accounting guidance to apply to different option groups, the Company relied on the guidance in Emerging Issues Task Force Issue 00-23, Issues Related to the Accounting for Stock Compensation Under APB Opinion No. 25 "Accounting for Stock Issued to Employees", and FASB Interpretation No. 44 " Accounting for Certain Transactions Involving Stock Compensation". In accordance with the guidance, the Company included only the options exchanged in the January 2000 merger with Insurdata Incorporated into the purchase accounting for the HAXS Merger. This option group includes the Insurdata Founders Plan options. Under the rules for the purchase of a minority interest, a portion of the intrinsic value of the unvested options included in the calculation was recorded as unearned compensation. Unearned compensation is being amortized as compensation expense over the remaining vesting term of the related options. The Company recognized compensation expense totaling $90 and $936 related to unearned compensation amortization for the three and the nine-months ended September 30, 2001, respectively.

The options exchanged for the remaining pool of Healthaxis options have been accounted for under the modification accounting rules of FIN 44. Under FIN 44, those 1998 Healthaxis Plan options that were re-priced in May 2000, will continue to be treated as variable option awards even after the merger option exchange. These options subject to variable accounting have an exercise price of $2.49 per share. At September 30, 2001, these options were not in the money, which resulted in no compensation expense for this group through September 30, 2001. Those options not re-priced in 2000 remain under the fixed option accounting rules of modification accounting. Under these rules, these options were re-measured as of the date of the merger. The intrinsic value of the vested options exchanged totaling $4,876 was expensed as compensation expense in the first quarter of 2001. The intrinsic value of the unvested options totaling $1,476 will be expensed over the remaining vesting period of the options. Stock based compensation expense, excluding the unearned compensation amortization, totaled $81 and $5,485 for the three months and the nine-months ended September 30, 2001, respectively.

Note C - Related Party Transactions

UICI

Healthaxis conducts a significant amount of business with a major stockholder, UICI. Healthaxis currently provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements ranging from original terms of one to five years, with annual renewable options thereafter. The agreements may be cancelled by UICI for convenience or for cause upon giving 180-day notice. In addition, the agreements contain no minimum or maximum commitments on behalf of UICI, and UICI is free to obtain the services provided by Healthaxis from unrelated parties. These services include the use of certain of Healthaxis' proprietary workflow and business applications, as well as systems integration and technology management. UICI and its subsidiaries and affiliates constitute, in the aggregate, Healthaxis' largest customer. For the three and the nine-months ended September 30, 2001, UICI and its subsidiaries and affiliates accounted for an aggregate of $7,960 (71%) and $22,693 (68%), respectively, of Healthaxis' total revenues for the period. As of September 30, 2001, Healthaxis had trade receivables from UICI and its subsidiaries and affiliates of $2,601 (57%).

On January 25, 2001, Healthaxis entered into a software license agreement with UICI. Under the agreement, UICI paid a one-time license fee of $1,836 for a perpetual, enterprise-wide software license. UICI had the option to terminate the agreement within the first two years, in which case a prorated portion of the one-time license fee would be refunded. Consequently, the license fee revenue was deferred and was being recognized into revenue pro rata over 24 months. On September 24, 2001 this agreement was amended to shorten the original refund period from December 2002 to March 2002. The remaining amount refundable was agreed to be $840 as of September 30, 2001 and such amount will be recorded as revenue on a prorata basis over the remaining 6 month term of the amended contract. Revenue recognized over the three and nine months ended September 30, 2001 under this agreement was $538 and $997, respectively.

On May 29, 2001, Healthaxis entered into an agreement with a subsidiary of UICI for the development and integration of software for compliance with HIPAA. This is a fixed price agreement totaling $515 payable upon the achievement of certain milestones. Revenues were recognized using the percentage-of-completion method in proportion to the hours expended compared to the total hours projected for the project and was completed in the third quarter of 2001. Revenue recognized for the three and nine-months ended September 30, 2001 under this agreement was $412 and $515, respectively.

As of November 7, 2001 UICI's ownership included 8,581,714 shares of HAXS common stock, which were subject to a Voting Trust, pursuant to which trustees unaffiliated with UICI had the right to vote. On November 7, 2001, the Voting Trust was amended to effectively terminate as of November 7, 2001 and to be of no further force and effect. The termination of the voting trust did not result in any accounting effects.

On January 26, 2001, as a condition to the consummation of the Amended and Restated Agreement and Plan of Merger between Healthaxis Inc. and Healthaxis.com, Inc., dated October 26, 2000, each of HAXS, UICI, Michael Ashker and Alvin H. Clemens entered into a shareholders' agreement. The agreement principally provided that nominees for election to the Board of Directors would be (i) limited to nine (9) directors and (ii) determined by Healthaxis and UICI each nominating up to three (3) directors, and Healthaxis and UICI jointly nominating up to three (3) directors. The parties to the shareholders' agreement entered into a new agreement to terminate the shareholders' agreement effective November 7, 2001.

In consideration of the termination of the Shareholders' Agreement, on November 7, 2001, UICI and HAXS entered into a Proxy Agreement (the "Proxy") which provides that in the event of the termination of the Voting Trust, UICI shall grant a proxy to the HAXS Board of Directors, with full power of substitution for and in the name, place and stead of UICI to appear at the annual meeting of stockholders of HAXS, and at any postponement or adjournment thereof, and to vote 33 1/3% of the number of shares of HAXS held of record from time to time by UICI or its Affiliates for the sole purpose of electing directors to the Board of Directors of HAXS, with all the powers and authority UICI would possess if personally present. The voting rights granted by UICI thereunder shall require the votes to be cast in favor of the nominees that a majority of the directors shall have recommended stand for election. The Proxy does not confer upon the proxies a voting right for any other purpose.

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

In connection with this sale, Healthaxis and Digital Insurance entered into a Software Licensing and Consulting Agreement that provided Healthaxis with a perpetual nonexclusive license to use and sublicense, subject to certain restrictions, the user interface sold to Digital Insurance; licensing fees over 30 months of $3.0 million for software owned by Healthaxis that will be used by Digital Insurance in conjunction with the user interface it purchased; and professional service fees over 12 months starting July 2000 of a minimum of $3.0 million for services relating to customizing, maintaining and upgrading the user interface and other software.

Effective May 31, 2001, the Company entered into an Amended Asset Purchase Agreement and Amended Software Licensing and Consulting Agreement. Under the terms of these amendments, the Company agreed to settle all amounts due from Digital Insurance (other than trade accounts receivable) under the original agreements for a lump sum cash payment of $2.0 million, which approximated the Company's carrying values.

The following table (in thousands) shows the aggregate amounts paid by Digital Insurance, prior to and including the $2.0 million lump sum payment, as compared to the original contracted amount:

                                      Original        Amount
                                     Commitment      Received
                                     ----------      --------
         Purchase price                $1,000         $1,000
         Professional services          3,000          3,000
         License fees                   3,000            813
                                       ------         ------
         Total                         $7,000         $4,813
                                       ======         ======

The amendment provides that in the event Digital Insurance has not completed an equity financing of at least $4.0 million on or before March 31, 2002, then Healthaxis shall be entitled to receive any and all amounts which would have otherwise become due under the original agreements, including accrued interest.

The amendments further require Digital Insurance to pay Healthaxis $100 per month effective June 1, 2001 continuing through the earlier of either May 31, 2002, or the date Digital Insurance gives written notice to Healthaxis that Digital Insurance no longer utilizes the Non-Retail Presentation Layer Software and Other Common Modules as provided by Healthaxis. This $100 represents a guaranteed monthly minimum commitment and will cover a dedicated staff of approximately 5.5 full time equivalents, Web hosting services, shared telecommunications cost, and rent and operating expenses in Healthaxis' East Norriton, Pennsylvania facility.

In conjunction with management's review of long lived assets at June 30, 2001, a write down of the Company's investment in Digital Insurance totaling approximately $1.2 million was recorded during the second quarter of 2001. This write down was based upon the Company's then current estimate of the investment's net realizable value. In October 2001, Digital Insurance completed an equity financing of $6.0 million, for which Healthaxis waived its preemptive rights to participate. Based upon the dilution and the share price for the newly issued preferred stock, the Company determined that an other than temporary decline in value occurred and took an additional write down of $1.7 million in the third quarter of 2001. At September 30, 2001, the Company's investment in Digital Insurance is valued at $.07 per share. As a result of the additional equity financing of Digital Insurance, Healthaxis' ownership was reduced to approximately 2.5% of the fully diluted shares of Digital Insurance.

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

Note E - Employee Termination Agreement

On August 15, 2000, Alvin H. Clemens, the Company's then Chairman, and HAXS entered into an agreement terminating Mr. Clemens' employment contract. Under the terms of the termination agreement, Mr. Clemens will receive aggregate payments totaling $2,125 paid in quarterly installments over five years beginning in the first quarter of 2001. The Company may, at its option, make the quarterly payments in shares of HAXS common stock not to exceed a total of 500,000 shares. Mr. Clemens, at his option, may request that the Company pay 1/3 of the value of each payment in cash in lieu of stock to cover income tax liabilities. Except for the general release of Healthaxis, which became effective as of August 15, 2000, the termination agreement became effective upon consummation of the HAXS merger. The Company recorded $(70) and $1,937, net in compensation expense related to this agreement during the three and the nine-months ended September 30, 2001, respectively, which is included in general and administrative expenses.

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

Note G - Restructuring Plan

In May of 2001, certain events as described below were concluded which lead management to question the long-term value of certain assets of the Company. Accordingly, management has prepared its evaluation of those assets and has concluded that in some cases there has, in fact, been an impairment of value. A description of the events resulting in the impairment follows:

At the time of the merger between Healthaxis.com and Insurdata (the "Insurdata Merger"), the combined entities had total cash and liquid investments of approximately $60.0 million. The Company believed that pursuant to its plans, the existing liquidity of the Company and the prospective operations of the combined entities would be sufficient to sustain operations for the long-term. However, at March 31, 2001, the Company's cash and liquid investments had been reduced to approximately $12.0 million through continuing losses and business investments.

On February 1, 2001, James W. McLane became the Chief Executive Officer of the Company. In light of the Company's existing financial condition, and because of its diminishing liquidity position, Mr. McLane was instructed by the Board of Directors to evaluate the Company's organization, business operations, and corporate strategy and to recommend changes to each as he believed necessary. On March 19, 2001, Mr. McLane hired a new Chief Financial Officer to assist in this process.

During May 2001, based on the evaluation of Mr. McLane and the senior management team, the Board of Directors accepted the recommendations of management that to reach profitability in an acceptable period of time and to reposition the Company for growth, certain significant actions were necessary. Accordingly, at a special meeting of the Board of Directors held on May 11, 2001, the Board approved a restructuring plan and realignment of operations modifying the structure and size of the organization. The plan included the following actions:

     o Implementation of a reorganization plan which created four new business units, each with accountability for operations beginning July 1, 2001
     o Elimination of approximately 60 employee positions, primarily at its Irving, Texas and East Norriton, Pennsylvania offices;
     o    Relocation of the corporate headquarters from Pennsylvania to Texas;
          and
     o    Cessation of development and marketing of certain products.

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

Related to its restructuring and reorganization, the Company accrued or recorded restructuring charges of $281.3 million in the second quarter of 2001. Those costs are generally related to the following:

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

     o Write down of Goodwill - The Company's accounting policy has been to review all long-lived and intangible assets on a quarterly basis for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As part of its restructuring and internal re-organization, management also evaluated enterprise level goodwill for impairment.

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

               2. A lack of readily available investment capital to fund previously anticipated growth. Previous plans anticipated the ability to obtain additional equity funding, if and when necessary, to sustain the growth model. The Company's new management team has determined that due to the current conditions in the capital markets, the availability of additional equity capital is less certain in the short term and that the Company's current cash on hand must be optimized. The restructuring of the Company was intended to serve this purpose.

               3. The E-Healthcare sector in which the Company operates is currently fragmented and volatile. The sector has been clouded by new entrants, consolidations, partnerships and failures which make it difficult to compare functions or evaluate redundancy. Volatility is evidenced by the significantly reduced stock prices and market capitalization levels of the Company's competitors. A recent report by Gartner, Inc. has predicted that competitors in this sector will be unstable through 2004. Gartner further projected that competition and solution redundancy will cause at least 60% of competitors existing in 2000 and 2001 to be acquired or fail by 2005. These conditions contrast dramatically with those conditions that existed at the time of the Insurdata Merger in January 2000. While no assurances can be made regarding the Company's success, management believes that the restructuring has placed the Company in a better position to withstand these volatile conditions.

               4. Management believes the slow-down in 2001 of the US economy has affected the spending capacity of healthcare insurance companies on information technology solutions and has, therefore, lowered the Company's growth expectations from earlier projections at the time of the Insurdata Merger in January 2000.

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

Note H - Segment Reporting

Segment information is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to operate the business, including profit and loss statements prepared on a basis not consistent with accounting principles generally accepted in the United States. Assets are not allocated to business units for internal reporting purposes and are therefore not included in the segment information below.

In May of 2001, the Company implemented a restructuring plan which, among other things, created four separate business units, each with accountability for profitable operations beginning July 1, 2001. Each business unit is deemed to be a reporting segment under the guidance of SFAS No.131. The Company assessed that preparing comparable segment information for prior years is not practical due to the difference in prior accounting information.

The Company's operating segments are:

     i) Application Solutions Group, which provides web-enabled systems for enrollment, administration and processing of health insurance claims on an Application Service Provider basis.
     ii) Web Technology Group, which provides web-enabled platforms and solutions for the enrollment, sale/ distribution and post-sale administration of group and individual insurance policies including health, life and dental insurance, as well as software solutions for ensuring compliance with HIPAA.
     iii) Imaging Services Group, which provides electronic data capture, imaging, storage and retrieval of health insurance claims, attachments and other correspondence.
     iv) Outsourcing Group, which provides system integration and consulting work for the Company's largest single customer, UICI, pursuant to a technology outsourcing agreement, generally on a cost plus 10% basis.

Each business segment generally sells its products and services to the same constituent users, namely healthcare payers, which include insurance companies, third party administrators, brokers, Blue Cross/Blue Shield plans and self-insured employees.

All revenue is specifically associated with a separate business unit and therefore there are no reconciling items. Portions of revenue generated from UICI and its subsidiaries are earned under contracts or agreements other than the technology outsourcing agreement. Those revenues are included in the appropriate business unit. Earnings before income tax, depreciation and amortization (EBITDA) is the primary measurement used by management to make decisions regarding the segments. EBITDA excludes severance and non-cash stock based compensation charges. Corporate overhead includes executive management, accounting, legal and human resources, restructuring charges and other expenses. Operating income does not include any cost allocations for corporate overhead except in the case of the Outsourcing segment. Corporate overhead costs are generally fixed and therefore do not necessarily fluctuate with either an increase or decease in Outsourcing revenue.

                                                              Web       Application     Imaging       Corporate     Consolidated
                                            Outsourcing    Technology    Solutions      Services       Overhead         Total
                                            -----------    ----------    ---------      --------       --------         -----
Three Months Ended September 30, 2001
-------------------------------------

Revenue                                        $ 5,349      $ 1,642        $3,069        $1,158       $    --         $  11,218

EBITDA                                           1,010         (140)          829           (53)         (1,204)            442

Depreciation and amortization                      101          189           270           193           1,432           2,185

Operating income (loss)                            464         (329)          560          (246)         (2,202)         (1,752)

Nine Months Ended September 30, 2001
------------------------------------

Revenue                                        $16,125      $ 4,378        $9,235        $3,815       $    --         $  33,552

EBITDA                                           3,010       (2,430)          948          (101)         (4,655)         (3,227)

Depreciation and amortization                      352          681           967           575          13,999          16,574

Operating income (loss)                          1,330       (3,111)          (18)         (675)       (306,264)       (308,738)

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

Corporate Developments in 2001

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

Employee Termination Agreement

On August 15, 2000, Mr. Al Clemens, Healthaxis and HAXS entered into a termination agreement of Mr. Clemens' employment contract, which became effective upon the consummation of the HAXS Merger on January 26, 2001. Compensation expense totaling $1.9 million, net has been recorded during the nine months ended September 30, 2001.

Restructuring Plan

In May 2001, the Company implemented a restructuring plan as further described in Note G to the Condensed Consolidated Financial Statements above. Related to its restructuring and reorganization, the Company accrued or recorded restructuring charges of $282.5 million in the second quarter of 2001. Those costs are generally related to severance costs for terminated employees, relocation of the corporate headquarters, write down of long-lived assets and write down of goodwill.

In total, counting the reduction-in-force and other contemplated expense reductions, the initiative was designed to save in excess of $11.0 million annually. Based upon the results of the third quarter of 2001, management believes it has achieved the goals of the restructuring plan and achieved the anticipated level of savings for the first full quarter since implementation. The Company was successful in lowering the headcount, eliminating the development and marketing of certain products, lowering operating costs and moving the headquarters from Pennsylvania to Texas. The effect of these changes, along with the write-down of long-lived assets and write-down of goodwill, is reflected in the quarterly comparisons below. Q1 is before the restructuring plan, Q2 is the period of implementation and Q3 is the first full quarter after implementation.

                                               2001 (in 000s)
                                   -----------------------------------
                                      Q1           Q2            Q3
                                      --           --            --

    Cash operating costs           $13,692      $ 12,311       $10,776
    Amortization/depreciation        7,719         5,823         2,094
    Stock based compensation         5,731           519           170
    Severance                        2,371          (118)          (70)
    Restructuring charges             --         281,272          --

Digital Insurance Amendments

The Company's relationship and history with Digital Insurance is further described in Note C to the Condensed Consolidated Financial Statements above.

Effective May 31, 2001, the Company amended its agreements with Digital Insurance and agreed to settle all amounts due (other than trade accounts receivable) under the original agreements for a lump sum cash payment of $2.0 million which approximated the Company's carrying values. The amendment provides that in the event Digital Insurance has not completed an equity financing of at least $4.0 million on or before March 31, 2002, then Healthaxis shall be entitled to receive any and all amounts which would have otherwise become due under the original agreements, including accrued interest. The amendments further require Digital Insurance to pay Healthaxis $100,000 per month effective June 1, 2001 continuing through the earlier of either May 31, 2002, or the date Digital Insurance gives written notice to Healthaxis that it no longer utilizes certain software as provided by Healthaxis.

In conjunction with management's review of long lived assets at June 30, 2001, a write down of the Company's investment in Digital Insurance totaling approximately $1.2 million was recorded during the second quarter of 2001. This write down was based upon the Company's then current estimate of the investment's net realizable value. In October 2001, Digital Insurance completed an equity financing of $6.0 million, for which Healthaxis waived its preemptive rights to participate. Based upon the dilution and the share price for the newly issued preferred stock, the Company has taken an additional write down of $1.7 million in the third quarter of 2001 such that its investment in Digital Insurance is valued at $.07 per share. As a result of the additional equity financing of Digital Insurance, Healthaxis' ownership was reduced to approximately 2.5% of the fully diluted shares of Digital Insurance.

NASDAQ Listing

On April 23, 2001, the Company was notified by NASDAQ that it had successfully complied with the exception rendered by the NASDAQ Listing Qualification's Panel (the "Panel") in January 2001. The Panel determined to continue the listing of the Company's common stock on the NASDAQ Stock Market.

Termination of the Shareholders' Agreement

On January 26, 2001, as a condition to the consummation of the Amended and Restated Agreement and Plan of Merger between Healthaxis Inc. ("HAXS") and Healthaxis.com, Inc. ("Healthaxis"), dated October 26, 2000, each of HAXS, UICI, Michael Ashker and Alvin H. Clemens entered into that certain Shareholders' Agreement dated January 26, 2001 (the "Shareholders' Agreement"), which terminated that certain Shareholders' Agreement dated January 7, 2000, by and among Healthaxis.com, Inc., the Company, UICI, Ashker and Clemens.

The Shareholders' Agreement principally provided that nominees for election to the Board of Directors would be (i) limited to nine (9) directors and (ii) determined by Healthaxis and UICI each nominating up to three (3) directors (respectively, the "Healthaxis nominees" and the "UICI nominees"), and Healthaxis and UICI jointly nominating up to three (3) directors (the "Joint Nominees"). Termination of the Shareholders' Agreement required the mutual agreement of all parties thereto.

On November 7, 2001, the parties to the Shareholders' Agreement entered into an Agreement of Termination of the Shareholders' Agreement ("Termination Agreement"). Under the terms of the Termination Agreement, the Shareholders' Agreement is terminated effective November 7, 2001.

Board of Directors

As a result of the Termination Agreement, director nominees are now determined by the HAXS Board of Directors Compensation & Nominating Committee. The Board of Directors is also authorized to fill vacancies on the Board of Directors by director vote. At its Board Meeting of November 7, 2001, the directors elected James L. Hopkins to fill one of the vacancies created by the resignations on November 7, 2001, of directors Gregory T. Mutz, President & CEO of UICI and Patrick J. McLaughlin, a principal of Emerald Capital Group, Ltd and member of the Board of Directors of UICI. Mr. Hopkins was also named as Chair of the Audit Committee. As of November 7, 2001, HAXS now has the following eight (8) directors: James W. McLane, Michael Ashker, Dennis B. Maloney, Alvin H. Clemens, Henry H. Hager, Kevin F. Hickey, Kevin Brown and James L. Hopkins.

James L. Hopkins

James L. Hopkins is former Chairman and CEO of Micrografx, Inc., a Dallas, Texas based company that develops and sells application software for the personal computer industry. In October, 2001, Micrografx was acquired by Corel Corporation. Prior to joining Micrografx, Mr. Hopkins was Managing Director from September 1999 to October 2000 of Hoak, Breedlove, Wesneski & Co., an investment banking firm company serving technology companies. From May 1999 to September 1999, he was Sr. Vice President of Finance and Strategic Planning of 3dfx Interactive, Inc., a California based developer of semiconductors and circuit boards for 3D graphics displays. Mr. Hopkins served as CFO and Vice President of Strategic Marketing from January 1995 through May 1999 for STB Systems, Inc, a Texas based developer of multimedia subsystems for personal computers. Prior to 1995, Mr. Hopkins held various executive and consulting positions with both public and private entities.

Proxy Agreement

In addition to the Shareholders' Agreement, on January 26, 2001, UICI, HAXS and Healthaxis.com, Inc., with Michael Ashker, Dennis B. Maloney and Edward W. LeBaron, Jr., designated as Trustees, also entered into that certain Amended and Restated Voting Trust dated January 26, 2001 (the "Voting Trust"), pursuant to which the Trustees thereunder have certain rights with respect to 8,581,714 shares of HAXS common stock with respect to which UICI holds an economic interest.

In consideration of the termination of the Shareholders' Agreement, on November 7, 2001, UICI and HAXS entered into a Proxy Agreement (the "Proxy") which provides that in the event of the termination of the Voting Trust, UICI shall grant a proxy to the HAXS Board of Directors, with full power of substitution for and in the name, place and stead of UICI to appear at the annual meeting of stockholders of HAXS, and at any postponement or adjournment thereof, and to vote thirty-three and one-third percent (33 1/3%) of the number of shares of HAXS held of record from time to time by UICI or its Affiliates for the sole purpose of electing directors to the Board of Directors of HAXS, with all the powers and authority UICI would possess if personally present. The voting rights granted by UICI thereunder shall require the votes to be cast in favor of the nominees that a majority of the directors shall have recommended stand for election. The Proxy does not confer upon the proxies a voting right for any other purpose.

The Proxy shall terminate at the earlier to occur of (i) the tenth anniversary of the effective date of the Proxy Agreement, (ii) such date as UICI beneficially holds less than twenty five percent (25%) of the outstanding shares of common stock of HAXS on a fully diluted basis, (iii) such date as any Person or Persons acting as a "group" (within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended) beneficially holds a greater percentage of the outstanding shares of HAXS common stock on a fully diluted basis than the percentage beneficially owned by UICI, or (iv) the filing by HAXS of a voluntary petition in bankruptcy or the filing by a third party of an involuntary petition in bankruptcy with respect to HAXS.

Termination of the Voting Trust

As of November 7, 2001 UICI's ownership included 8,581,714 shares of HAXS common stock, which were subject to a Voting Trust, pursuant to which trustees unaffiliated with UICI had the right to vote. On November 7, 2001, the Voting Trust was amended to effectively terminate as of November 7, 2001 and to be of no further force and effect. The termination of the voting trust did not result in any accounting effects.

The Voting Trust provides, in part, that UICI may propose any amendment to the Voting Trust Agreement if such amendment will (i) permit HAXS to continue to report its financial results consistent with the way in which they have theretofore been reported and (ii) not require restatement of the financial statements of HAXS or result in any substantial or material change to such financial statements. The Company's management believes that the termination of the voting trust will not result in any such accounting effects.

On November 7, 2001, the Voting Trust was amended to effectively terminate as of November 7, 2001 and to be of no further force and effect. The Trustees further agreed to execute and deliver any and all stock powers and other documents of transfer sufficient to vest title to the Trust Securities in UICI. The termination of the Voting Trust thereby triggers the Proxy described in the Proxy Agreement section above as of November 7, 2001.

Results of Operations
---------------------

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000.
--------------------------------------------------------------------------------

         The Company focuses its cost containment initiatives on operating cash expenses. Stock based compensation, amortization of intangible assets and the restructuring charge, with the exception of severance payments, are all non-cash expenses. The following table is therefore presented in such a manner that these expenses can be distinguished.

                                                  Nine Months Ended, September 30, 2001 (in thousands)
                                             -------------------------------------------------------------
                                                                                 Stock
                                             Operating      Depreciation/        Based
                                               Costs         Amortization     Compensation         Total
                                             ---------      -------------     ------------        --------
         Operating Expenses
             Cost of revenue                 $ 29,476          $  2,561         $   711           $ 32,748
             Sales and marketing                1,754                31           1,108              2,893
             General and administrative         6,631               184           4,571             11,386
             Research and development           1,101                92              29              1,222
                                             --------          --------         -------           --------
                 Subtotal                    $ 38,962          $  2,868         $ 6,419             48,249
                                             ========          ========         =======           --------
             Restructuring charge                                                                  281,272
             Amortization of intangibles                                                            12,769
                                                                                                  --------
                 Total operating expenses                                                         $342,290
                                                                                                  ========
                                                  Nine Months Ended, September 30, 2000 (in thousands)
                                             -------------------------------------------------------------
                                                                                 Stock
                                             Operating      Depreciation/        Based
                                               Costs         Amortization     Compensation          Total
                                             ---------      -------------     ------------        --------
         Operating Expenses
             Cost of revenue                 $ 30,143          $  2,959         $ 3,023           $ 36,125
             Sales and marketing                1,266                 7           1,116              2,389
             General and administrative         7,930               172           2,362             10,464
             Research and development             325                58              --                383
                                             --------          --------          ------           --------
                 Subtotal                    $ 39,664          $  3,196         $ 6,501             49,361
                                             ========          ========         =======           --------
             Restructuring charge                                                                       --
             Amortization of intangibles                                                            30,837
                                                                                                  --------
                 Total operating expenses                                                         $ 80,198
                                                                                                  ========

         Revenues increased 2% from $32.8 million for the nine-months ended September 30, 2000 to $33.6 million for the same period in 2001. The increase was primarily the result of new revenue generated from the agreement with Digital Insurance and increased revenue from UICI, partially offset by the loss of some data capture revenue.

         Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. These costs decreased 9% from $36.1 million for the nine months ended June 30, 2000 to $32.7 million for the same period in 2001. Cost of revenue as a percentage of revenue declined from 110% in 2000 to 98% in 2001. A reduction of stock based compensation accounted for $2.3 million of the decrease. The remainder was due primarily to the reduced labor force and expense savings pursuant to the restructuring plan implemented in May 2001 as described above.

         Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising. These expenses increased from $2.4 million for the nine-months ended September 30, 2000 to $2.9 million for the same period in 2001. The increase was due primarily to new sales initiatives and an increase in the number of sales and marketing staff from six to twelve in the first two quarters of 2001. As part of the restructuring plan implemented in May 2001, the sales staff was transferred to the operating divisions to more closely align sales and delivery, and the staff was reduced to five.

         General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses were approximately $10.5 million for the nine months ended September 30, 2000 compared to $11.4 million for the same period in 2001. Stock based compensation of approximately $2.4 million was included in 2000 as compared to $4.6 million in 2001 due primarily to the re-measurement of options exchanged in the HAXS merger. Severance expenses totaling $2.2 million are included in 2001, as compared to $.5 million in 2000, primarily related to Mr. Clemens' severance agreement as described above. After adjustment for these items, expenses have decreased approximately $3.0 million as result of the gradual reduction of management and corporate staff subsequent to the HAXS Merger in January 2001, and the restructuring plan implemented in May 2001.

         Research and development expenses are primarily the salary and related benefits of personnel engaged directly in the development of new products and the enhancement of existing products, prior to the establishment of technological feasibility. These expenses increased from $.4 million for the nine-months ended September 30, 2000 to $1.2 million for the same period in 2001. The increase was due to an increase in the Advanced Technology Department staff from seven to twelve and the nature and stage of the projects being developed. In 2000, most of the projects for this staff were either billable to clients or capitalized, and accordingly were excluded from research and development. In 2001, much of the effort of the staff was for the development for the Company's new, web-based products and is included in research and development expenses.

         Restructuring and impairment charges were approximately $281.3 million during the nine months ended September 30, 2001. These charges were recorded pursuant to the Company's adoption of an internal restructuring plan approved by the Board of Directors on May 11, 2001 and implemented on May 14, 2001. Approximately $277.2 million of this charge was attributable to the write-down of goodwill from $296.5 million to $19.3 million. The remainder is to record other costs of the restructuring including severance payments for terminated employees, costs associated with relocating the corporate headquarters from Pennsylvania to Texas and the reduction of other long lived assets, primarily resulting from the decision to cease development and marketing of certain products. See further discussion of the Restructuring Plan above. There were no such charges during the comparable period in 2000.

         Amortization of intangibles Expenses related to the amortization of intangible assets include the amortization of developed software, customer base and goodwill. These expenses decreased from $30.8 million for the nine-months ended September 30, 2000 to $12.8 million for the same period in 2001. Predominantly all of the decrease was due to the revaluation of these assets at the time of the HAXS Merger on January 26, 2001. Due to the write down of goodwill in the second quarter of 2001, amortization has been significantly reduced.

         Interest and other income (expense), net changed from a net expense of $1.1 million in the nine-months ended September 30, 2000 to a net expense of $2.8 million in the same period in 2001. In 2000, the balance represented primarily net interest expense. In 2001, the balance includes the reduction in value of the investment in Digital Insurance.

         Minority interest in loss of subsidiary was $26.9 million for the nine-months ended September 30, 2000 compared to $3.1 million for the same period in 2001. The reduction was due to the fact that the minority interest was only recorded for approximately one month (until the HAXS merger) in 2001, compared to the full six-month period in 2000. Subsequent to the HAXS merger, the Company owned 100% of the Healthaxis subsidiary and, therefore, no subsequent minority interest was recorded.

         Net loss from discontinued operations of $9.1 million for the nine months ended September 30, 2000 included a $2.8 million loss on the sale of certain assets to Digital Insurance and $6.3 million loss related to the operations that were discontinued. There were no such charges for the same period in 2001.

         Extraordinary gain of $1.7 million in the nine months ended September 30, 2001 is the result of the restructuring of the terms of the convertible debentures which was completed on January 29, 2001. The majority of this gain relates to penalties owed to the debenture holders under a registration rights agreement, which were forgiven as part of the restructuring of the terms.


Three months ended September 30, 2001 compared to three months ended September 30, 2000.

                                                  Three Months Ended, September 30, 2001 (in thousands)
                                               ------------------------------------------------------------
                                                                                    Stock
                                               Operating      Depreciation/         Based
                                                 Costs         Amortization     Compensation        Total
                                               ---------      -------------     ------------       --------
         Operating Expenses
             Cost of revenue                    $  9,061         $   751           $   81          $  9,893
             Sales and marketing                     271              12               37               320
             General and administrative            1,106              43               43             1,192
             Research and development                268              24                9               301
                                                --------        --------          -------          --------
                 Subtotal                       $ 10,706         $   830          $   170            11,706
                                                ========         =======          =======          --------
             Amortization of intangibles                                                              1,264
                                                                                                   --------
                 Total operating expenses                                                          $ 12,970
                                                                                                   ========
                                                  Three Months Ended, September 30, 2002 (in thousands)
                                               ------------------------------------------------------------
                                                                                    Stock
                                               Operating      Depreciation/         Based
                                                 Costs         Amortization     Compensation        Total
                                               ---------      -------------     ------------       --------
         Operating Expenses
             Cost of revenue                    $  9,287         $  1,014         $   880          $ 11,181
             Sales and marketing                     555                1             217               773
             General and administrative            2,008               56             860             2,924
             Research and development                 97               --              --                97
                                                --------         --------         -------          --------
                 Subtotal                       $ 11,947         $  1,071         $ 1,957            14,975
                                                ========         ========         =======          --------
             Amortization of intangibles                                                              9,841
                                                                                                   --------
                 Total operating expenses                                                          $ 24,816
                                                                                                   ========

         Revenues increased 2% from $11.0 million for the three months ended September 30, 2000 to $11.2 million for the same period in 2001. Increased revenue from UICI was largely offset by reduced revenue from Digital Insurance (see "Digital Insurance Amendments" above) and the loss of data capture revenue. The increased revenue from UICI was primarily due to one-time projects in the quarter and an amendment to a software license agreement as further described in Note C above.

         Cost of revenues decreased 12% from $11.2 million for the three months ended September 30, 2000 to $9.9 million for the same period in 2001. Approximately $.8 million of the decrease was due to a reduction in stock based compensation. The remainder of the decrease was largely a result of the reduction in the labor force pursuant to the restructuring plan and a reduction in contract labor expenses.

         Sales and marketing expenses decreased from $773,000 for the three months ended September 30, 2000 to $320,000 for the same period in 2001. Excluding stock based compensation of $217,000 in 2000 and $37,000 in 2001, sales and marketing expenses decreased $273,000. As part of the restructuring plan implemented in May 2001, the sales staff was transferred to the operating divisions to more closely align sales and delivery, and the staff was reduced.

         General and administrative expenses decreased 59% from $2.9 million for the three months ended September 30, 2000 to $1.2 million for the same period in 2001. A decrease in stock based compensation accounts for $817,000 of the difference. The balance was due to a reduction in the management overhead and corporate staff that existed after the HAXS merger in January 2001, and the restructuring plan implemented in May 2001.

         Research and development expenses increased from $97,000 for the three months ended September 30, 2000 to $301,000 for the same period in 2001. The increase was due to the additional staff.

         Amortization of intangibles decreased 87% from $9.8 million for the three months ended September 30, 2000 to $1.3 million for the same period in 2001. The reduction is due to the revaluation of goodwill and intangible assets resulting from the HAXS Merger in January 2001. Due to the write down of goodwill in the second quarter of 2001, amortization has been significantly reduced.

         Interest and other income (expense), net was relatively unchanged from a net expense of $916,000 for the three months ended September 30, 2000 to $1.1 million for the same period in 2001. In 2000, the balance represented primarily net interest expense. In 2001, the balance represents primarily the reduction in value of the investment in Digital Insurance.


         Minority interest in loss of subsidiary was $7.8 million for the three months ended September 30, 2000 compared to zero for the same period in 2001. Subsequent to the HAX merger on January 26, 20001, the Company owned 100% of the Healthaxis subsidiary and therefore no subsequent minority interest was recorded.

Recent Accounting Pronouncements
--------------------------------

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

Liquidity and Capital Resources
-------------------------------

         General. A major objective of HAXS is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short-term equivalents on hand plus funds generated from operating cash flow.

         During the first quarter of 2001, the Company's cash reserves decreased $5.0 million from $17.2 million to $12.0 million. During the second quarter of 2001, cash reserves increased slightly from $12.0 million to $12.2 million. After adjusting for the $2.0 million lump sum payment from Digital Insurance as described above, cash used during the second quarter was approximately $1.8 million. In the third quarter of 2001, cash reserves increased slightly to $12.3 million. The significant reduction of cash used quarter over quarter is the result of cost containment measures put in place following the HAXS Merger on January 26, 2001 and further savings recognized through the restructuring plan implemented on May 14, 2001.

The following table summarizes the significant changes in the Company's cash balances during the quarter ended September 30, 2001 (in $000):

         Cash on hand, June 30, 2001                       $ 12,188
         EBITDA for third quarter of 2001                       442
         Net changes in working capital and other               (88)
         Capital expenditures                                   (48)
         Investment in software and other                      (229)
                                                           --------
         Cash on hand, September 30, 2001                  $ 12,265
                                                           ========

         EBITDA represents the Company's net income before interest, taxes and amortization adjusted for the Company's restructuring and impairment charges and severance expense.

         Additionally, the Company has listed for sale its building in Pennsylvania, which is now carried on the books at $3.5 million. Management is aggressively pursuing this sale and expects the cash generated therefrom and current cash reserves will be sufficient to fund the HAXS operations for the foreseeable future. There can be no assurances as to when or at what price this property will ultimately be sold.

         Funding the Company's operations on a long-term basis will depend upon management's ability to continue controlling its costs (as described above in "Restructuring Plan") and to generate new revenues. There can be no assurances that the Company will be successful in achieving these goals. If external funds are necessary to support the Company's business operations, there can be no assurance that under current conditions such funds would be available or, if available, would not dilute shareholders' interests or returns.


Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

         Cash used in operating activities for the nine months ended September 30, 2001 was $2.4 million as compared to $27.7 million for the same period in 2000. The reduced cash expenditure was the result of discontinuing the operations of the retail website effective June 30, 2000, and the combined effects of the cost containment measures put into place following the HAXS Merger on January 26, 2001 and savings resulting from the restructuring plan implemented May 14, 2001. Also contributing to the reduction of cash used was the positive impact of changes in working capital, particularly accounts receivable, accounts payable, and accrued liabilities.

         Cash used in investing activities for the nine months ended September 30, 2001 was $2.3 million as compared to $5.3 million for the comparable period in 2000. Approximately $2.1 million was provided in 2000 as result of cash acquired in the Insurdata Merger in January 2000. Net of this Insurdata cash, the cash used in investing activities in the first nine months of 2001 decreased $5.1 million primarily resulting from a decrease in capital expenditures for property and equipment, a decrease in acquisition costs associated with the merger, and due to collections of certain notes receivable in 2001.

         Cash used from financing activities increased by $342,000 as result of $229,000 cash used in the nine months ended September 30, 2001 as opposed to cash generated of $113,000 for the comparable period in 2000. The primary difference was the result of stock options exercised in 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Exposure to market risk for changes in interest rates relate primarily to short-term investments. The Company does not use derivative financial instruments. The primary objective of its investment activities is to preserve principal while maximizing yields without significantly increasing risk. Due to the nature of the Company's investments, we believe that there is no material risk exposure.

The Convertible Debentures outstanding at September 30, 2001 are fixed rate obligations and would not be exposed to the impact of interest rate fluctuations. To the extent that the Company seeks to refinance these instruments, the prevailing market interest rates on replacement debt could exceed rates currently paid thereby increasing interest expense and increasing net loss.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is involved in normal litigation, including that arising in the ordinary course of its business. Management is of the opinion that no litigation current will have a material adverse effect on the results of operations or financial position of the Company.

Item 2.  Change in securities.

         Not applicable

Item 3.  Defaults Upon Senior Securities.

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable

Item 5.  Other Information.

         ANY EVENTS BELONG HERE? SHAREHOLDERS AGREEMENT?


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             (10.1) Engagement Letter between Healthaxis Inc. and Student
                    Insurance Division of UICI dated September 21, 2001

             (10.2) First Amendment to Software License Agreement with UICI effective September 24, 2001

             (10.3) Agreement of Termination of the Shareholders Agreement dated
                    November 7, 2001

             (10.4) Proxy Agreement dated November 7, 2001

             (10.5) Amendment No.1 to Amended and Restated Voting Trust
                    Agreement dated November 7, 2001


         (b) Reports on Form 8-K:
             The Company did not file any current reports on Form 8K during the quarter ended September 30, 2001.

                                    Signature


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Healthaxis Inc.



Date: November 14, 2001           By: /s/ James W. McLane
                                      ------------------------------------------
                                      James W. McLane, Chairman, President
                                      and Chief Executive Officer

Date: November 14, 2001           By: /s/ John Carradine
                                      ------------------------------------------
                                      John Carradine, Chief Financial Officer,
                                      Principal Accounting Officer and Treasurer