Form 10-K
period 2001-12-31
HEALTHAXIS INC
filed 2002-03-22
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-13591

                                 HEALTHAXIS INC.
             (Exact name of Registrant as specified in its charter)
                             5215 N. O'Connor Blvd.
                                800 Central Tower


              Pennsylvania                           Irving, Texas 75039                                23-2214195
------------------------------------------ ------------------------------------------ --------------------------------------
     (State or other jurisdiction of            (Address of principal executive                 (I.R.S. Employer
     incorporation or organization)                offices including zip code)               Identification Number)
------------------------------------------ ------------------------------------------ --------------------------------------

                                 (972) 443-5000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     Title of each class               Name of each exchange on which registered
--------------------------------       -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K: |_|

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 8, 2002 as reported on the NASDAQ National Market System, was approximately $19,957,385. Shares of the Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 8, 2002, the Registrant had 53,352,738 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.


                                 Healthaxis Inc.

                                Table of Contents

                                                                                                        Page
                                                                                                        ----
PART I....................................................................................................1
    Item 1.     Business..................................................................................1
    Item 2.     Properties...............................................................................21
    Item 3.     Legal Proceedings........................................................................22
    Item 4.     Submission of Matters to a Vote of Security Holders......................................22

PART II..................................................................................................23
    Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters....................23
    Item 6.     Selected Financial Data..................................................................23
    Item 7.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...........................................................26
    Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............................37
    Item 8.     Financial Statements.....................................................................38
    Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................76

PART III.................................................................................................77
    Item 10     Directors and Executive Officers of the Registrant.......................................77
    Item 11.    Executive Compensation...................................................................77
    Item 12.    Security Ownership of Certain Beneficial Owners and Management...........................77
    Item 13.    Certain Relationships and Related Transactions...........................................77

PART IV..................................................................................................78
    Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................78

EXHIBIT INDEX ...........................................................................................80


                                     PART I

     STATEMENTS IN THIS REPORT WHICH ARE NOT PURELY HISTORICAL FACTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S ANTICIPATIONS, BELIEFS, EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES FOR THE FUTURE, MAY BE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. ALL FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THE EVENTS OR RESULTS DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH IN THIS REPORT UNDER "BUSINESS--RISK FACTORS."

ITEM 1.  BUSINESS

GENERAL

     Healthaxis is an emerging technology services firm committed to providing innovative and configurable web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which are comprised of software products and related services, are designed to assist health insurance payers, third party administrators, intermediaries and employers provide enhanced services to members, employees and providers through the application of Healthaxis' flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider ("ASP") basis. Healthaxis believes that its solutions enable a client to reduce their administrative costs, enhance their customer service and improve their profitability.

     Healthaxis' proprietary applications address the specific processing needs of the administration and distribution segments of the healthcare insurance industry in an efficient and cost-effective manner. Healthaxis, through its state-of-the-art applications, provides real-time interaction with plan documents, enrollment and applications, as well as access to personalized eligibility and claims data via the Internet. These Internet-enabled business applications enhance the transaction process and streamline the flow of information amongst the many systems employed by various constituents within the healthcare insurance industry. Healthaxis' business solutions include the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence. Healthaxis also offers various related services, including application systems management and systems integration, data center, telephony and PC/Lan services.

     Healthaxis is staffed by experienced health insurance and technology professionals who understand the payer world. The team combines extensive health insurance industry experience with a technical team exclusively focused on the unique needs of health insurance companies, third party administrators (TPAs), broker / intermediaries and self-funded employers. Payer solutions are offered through readily configurable products, such as Insur-Claims, Insur-Admin, Web-Self Service, Online Enrollment, Retail Distribution, eHealthTalk-HIPAA solutions and Imaging Services. All of Healthaxis' products are supported by professional services offered on a consulting basis. Healthaxis' solutions are sold and supported through the following four strategic business units, which are closely aligned with their target markets.

  o APPLICATION SOLUTIONS GROUP - provides web-enabled systems for enrollment, administration and processing of health insurance claims on an Application Service Provider ("ASP") basis.

  o WEB TECHNOLOGY GROUP - provides web-enabled connectivity platforms and solutions for self service (broker, employer, employee and providers), large group enrollment and small group enrollment, sale/distribution and post-sale administration of group and individual insurance policies including health, life and dental insurance, and solutions for enabling compliance with HIPAA.

  o IMAGING SERVICES GROUP - provides electronic data-capture, imaging, storage and retrieval of health insurance claims, attachments and other correspondence.

  o OUTSOURCING GROUP - provides system technology support services for the Company's largest single client, UICI, on an outsourcing basis.

     Management of Healthaxis, as well as the composition of the Company's Board of Directors, was significantly changed during 2001. James W. McLane became the President and Chief Executive Officer in February 2001 and Chairman in July 2001. John M. Carradine joined in March 2001 as the Chief Financial Officer. A new leader for the Web Technology Group was installed in May 2001 and a new sales team began operation in June 2001. In the months following, several goals were accomplished to re-position the Company for future growth:

     o    The Company's financial position was improved
     o    Operating expenses were reduced
     o    The Company was restructured into four strategic business units
     o    A cohesive market based strategy was developed
     o    The sales force was expanded
     o    The sales pipeline grew significantly
     o    Several meaningful clients were added
     o Strategic partnerships were created with several complementary enterprises
     o    The Board of Directors was strengthened
     o    A values-based culture was instilled in the Company
               -    TO DELIVER WHAT WE PROMISE
               -    TO TAKE OWNERSHIP AND ACCOUNTABILITY FOR OUR RESULTS
               -    TO DO THE RIGHT THING - - - ALL THE TIME
               -    TO UNDERSTAND THAT RELATIONSHIPS DETERMINE RESULTS
               -    TO TEAM AND RUN TO WIN


     Healthaxis Inc. (the "Company" or "Healthaxis") is a Pennsylvania corporation organized in 1982. Healthaxis' common stock trades on the Nasdaq National Market under the symbol "HAXS." The operations of Healthaxis during 2001 were conducted primarily through its subsidiary, Healthaxis.com, Inc. In the fourth quarter of 2001 the Company reorganized and formed a new subsidiary, Healthaxis, Ltd., through which all operations are now conducted. Unless otherwise indicated, or the context otherwise requires, all references in this document to the Company or Healthaxis include Healthaxis Inc. and all of its subsidiaries.

HEALTH INSURANCE INDUSTRY

     Healthcare plan administration involves providers, payers, managed care organizations, reinsurance carriers, preferred provider organizations, medical and dental claim review staffs, employers, and patients. Unlike other types of insurance, healthcare insurance administration frequently results in extensive interaction between the patient, the provider, the insurance carrier and the employer. Each of these participants must be able to share, process, and access data in order to perform their respective roles in the healthcare system. The complexity and fragmentation within the healthcare industry complicates this task.

     Healthaxis believes, based upon industry reports, that over $250 billion each year is wasted through redundant procedures and excessive administrative costs. As the overall healthcare industry has increased in size and complexity, the burden of gathering, processing, and managing the approximately 4.6 billion claims generated each year has led to significant administrative bureaucracies, inefficiencies, and high costs. This burden has placed increasing strains on the profitability of the overall industry, as pricing pressures and other competitive factors have compressed margins. Recent industry reports conclude that the health insurance industry is 10 to 15 years behind other transaction-intensive industries, such as the airline and banking industries, in its use of information technology. This failure to effectively utilize currently available technology is reflected in the higher transaction processing costs incurred within the health insurance industry. According to a recognized industry source, the estimated total cost to process a paper-based healthcare claim is up to $12.00, versus $3.00 for electronic healthcare claims. Additionally, a customer service inquiry can cost up to $7.00 each, versus $.25 for an electronic inquiry.

     Healthaxis believes that the healthcare industry has historically under-invested in information technology due to the limited suitability of existing technological platforms for addressing the needs of the industry. The high degree of interaction, complexity and the large volume of transactions among healthcare providers, insurers, and managed care companies, independent administrative service organizations, employers, and employees does not lend itself to traditional client-server or mainframe environments. These systems, which are designed to operate with dedicated networks, are generally not suited for interfacing among a number of unrelated external users on a cost-effective basis. Healthaxis believes the Internet, which facilitates the rapid deployment of information and provides for cost-effective access to an unlimited number of users, represents the next phase in the evolution of healthcare information technology. Due to the transaction-intense nature of healthcare insurance, and consumer interest in learning more about these transactions, Healthaxis believes that participants will demand increasing access to healthcare eligibility information, claims status, and provider information. Healthaxis believes that less than one-third of healthcare payers have deployed Internet solutions for transaction processing.

BUSINESS STRATEGY

     Healthaxis' goal is to provide its clients with market leading, innovative and configurable web-based connectivity and applications solutions for health benefit distribution and administration. To achieve this goal, key elements of the Company's strategy are as follows:

     MAINTAIN INDUSTRY FOCUS: A key component of Healthaxis' market appeal is its industry focus. By concentrating efforts within the payer-side of healthcare administration, the Company brings a depth of industry knowledge that few of its direct competitors can match. The Company has been providing payer-side software solutions to the market for more than 20 years. Both its products and its services reflect its extensive base of industry knowledge and experience.

     MAINTAIN TECHNOLOGY LEADERSHIP: Healthaxis has consistently been recognized as a leader in information technology for the healthcare insurance industry. This recognition comes from various industry consultants and strategic partners who have reviewed its technology platforms and products, and its clients who use them. The Company will continue utilizing a dedicated staff of internal technology professionals to support its operating units and clients through continuing research, development, evaluation, and implementation of new technologies. The Company has budgeted for significant investment in technology features and functionality to continually align its offerings with the market's needs. The Company also partners with other enterprises offering quality technology and systems capabilities.

     EXPAND SALES CAPABILITIES: A Vice President of Business Development was hired in 2001 to develop and lead the sales and marketing function against the payer markets. The sales team needed to significantly grow revenues is being assembled with a focus on adding sales personnel with specific industry knowledge, reputation and relationships to effectively take advantage of the Company's opportunities within each business segment.

     CAPITALIZE ON CROSS SELLING OPPORTUNITIES: New client sales are generally the result of filling a specific need of a prospect with a particular product or service. Once that product or service is implemented and the relationship established, the Company seeks to identify additional cross-sell opportunities where it can demonstrate added value to the client. Most of the Company's clients have the potential for one or more cross-sell opportunities.

     LEVERAGE STRATEGIC PARTNERSHIPS: Healthaxis has developed strategic relationships in an effort to strengthen its capabilities in the areas of Business Development, Technology and Delivery / Implementation. The Company intends to leverage these relationships to expand its client base and enhance its products and services. The Company's strategic relationships include:

           ---------------------------- ------------------ --------------- --------------------------
                                            Business                              Delivery /
                       Partner             Development       Technology         Implementation
           ---------------------------- ------------------ --------------- --------------------------
           Satyam                               X                                      X
           ---------------------------- ------------------ --------------- --------------------------
           Washington Publishing                X                X
           ---------------------------- ------------------ --------------- --------------------------
           Digital Insurance                    X
           ---------------------------- ------------------ --------------- --------------------------
           R.E. Nolan                           X                                      X
           ---------------------------- ------------------ --------------- --------------------------
           Microsoft                            X                X
           ---------------------------- ------------------ --------------- --------------------------
           BCE Emergis                          X                X
           ---------------------------- ------------------ --------------- --------------------------
           NaviMedix                            X                X                     X
           ---------------------------- ------------------ --------------- --------------------------

STRATEGIC BUSINESS UNITS

     In May 2001, the Company implemented a restructuring plan which, among other things, created four business units, each with separate operating accountability. Each business unit sells its products and services to various types of healthcare payers, which include insurance companies (carriers), Blue Cross/Blue Shield plans, TPAs and large employers. The solutions related to administration and distribution of health insurance plans are also offered through brokers and intermediaries. The following chart illustrates the solutions and markets by business unit.


                                              SOLUTION / MARKET MATRIX
                                              ------------------------

--------------------------------------- ----------------- -------------------- ----------------- -----------------
               SOLUTION                     PRIVATE              THIRD           BROKERS AND        EMPLOYERS
                                           CARRIERS &            PARTY         INTER-MEDIARIES
                                             BC/BS          ADMINISTRATORS
--------------------------------------- ----------------- -------------------- ----------------- -----------------
     APPLICATION SOLUTIONS GROUP
     ---------------------------
             Insur-Admin                                           X                                    X
             Insur-Claims                                          X                                    X

--------------------------------------- ----------------- -------------------- ----------------- -----------------
         WEB TECHNOLOGY GROUP
         --------------------
Web Self- Service Applications
     o   Employee module                       X                   X
     o   Employer module                       X                   X
     o   Broker module                         X                   X
     o   Provider module                       X                   X

Online Enrollment Applications
     o   Large group                           X                   X                  X                 X
     o   Small group                           X                   X                  X                 X

Retail Distribution Application                X                                      X

eHealthTalk - HIPAA                            X                   X


--------------------------------------- ----------------- -------------------- ----------------- -----------------
        IMAGING SERVICES GROUP                 X                   X
        ----------------------

--------------------------------------- ----------------- -------------------- ----------------- -----------------
          OUTSOURCING GROUP                    X
          -----------------

--------------------------------------- ----------------- -------------------- ----------------- -----------------


APPLICATION SOLUTIONS GROUP

     This unit provides web-enabled systems for enrollment, administration and processing of health insurance claims (e.g., medical, dental, defined contribution, vision, disability and flexible spending accounts) on an ASP basis. Its target markets are TPAs and self-funded employers. This group utilizes a technology platform built around IBM based hardware and software. The software and processing capabilities are hosted on Healthaxis' site with clients' processing centers connected through a dedicated data-line network.

     The Application Solutions Group analysts come from within the industry and have extensive knowledge of the environments that use the Company's solutions. This enables the Company to understand business issues and provide technology solutions that assist in solving those issues. This same knowledge gives the Company the ability to understand support issues and assist in providing resolution in an efficient manner based on the needs of the individual client.

     The primary competitors for the Application Solutions Group include TriZetto (RIMS), Computer Sciences Corporation (TXEN), Eldorado, SPBA, and Genelco. The Company believes that its products and services described below compare favorably with those of its competitors in both functionality and breadth.

     INSUR-ADMIN. Insur-Admin is a comprehensive benefits administration system that features enrollment, group and individual billing, and premium collection and reconciliation. Insur-Admin accommodates both interactive and batch enrollment for a wide spectrum of coverages. It allows organizations to track divisions, subdivisions, locations, health classifications, and work groups. Insur-Admin interfaces with a plastic identification card production system, thereby reducing the time required to produce identification cards. Insur-Admin manages all aspects of the Consolidated Omnibus Budget Reconciliation Act ("COBRA"), including calculating and collecting COBRA premiums, tracking qualifying events, and issuing rights and qualification letters and billing coupon books. The system performs HIPAA compliant activities, including capturing prior coverage credit days and issuing HIPAA certificates upon termination of coverage. Insur-Admin also manages medical and dependent care flexible savings accounts. Insur-Admin is web-enabled with access being provided to employers, employees and providers for eligibility status and claims inquiry and to employers and employees for eligibility, life event changes and terminations. Insur-Admin can be implemented on a stand-alone basis or can be integrated with Healthaxis' claim payment system, Insur-Claims.

     INSUR-CLAIMS. Insur-Claims is a comprehensive paperless claim processing system for health, dental, vision, short-term disability, executive reimbursement, and medical and dependent care flexible spending accounts. A rules-based approach, which includes un-bundling and re-bundling edits, allows Insur-Claims to be fully customized and allows the system to handle complex benefit structures and provider reimbursement arrangements. Through user-defined rules and batch processing, Insur-Claims can achieve auto-adjudication rates of up to 50% for medical claims and up to 90% for dental claims. The system has extensive preferred provider organization capabilities and can perform preferred provider organization re-pricing functions. Insur-Claims facilitates utilization management, including pre-certifications, referrals and authorizations. Insur-Claims accepts electronic data interchange or "EDI" transactions and automated adjudication of those transactions. Insur-Claims is web-enabled and can provide claim status inquiry, including access to processed EOBs for the employee. Insur-Claims is based on a paperless workflow, which begins with the imaging of all documents. These document images are tied to patients and claims and provide fast and efficient client service resolution.

     Client output from utilizing the licensed software described above is typically printed documents, such as benefit checks, letters or EOBs. The client may elect to print, handle and mail such documents. However, in most cases, these tasks are performed by Healthaxis as an additional billable service.

WEB TECHNOLOGY GROUP

     This group provides web-enabled platforms and solutions for the enrollment, sale / distribution and post-sale administration of group and individual insurance policies, including health, life and dental insurance, as well as software solutions for enabling compliance with HIPAA. Its target markets are health insurance carriers and Blue Cross plans, TPAs, broker/intermediaries and large employers. A primary focus of the group is bringing Web-based connectivity to legacy systems in a "bolt-on" fashion. We believe that healthcare payers do not want to replace legacy systems and are seeking outsourced, e-business connectivity solutions. Due to the nature of the offerings and to the inherent differences in the back-end processing systems being served, solutions provided by the Web Technology Group are configurable and allow for a high degree of customization. The group utilizes a technology platform built around XML, XSL and Microsoft Biz-Talk. Solutions may be hosted by Healthaxis or by the client. The group recently redirected development resources towards tactical products and solutions in the Web Technology Group in order to meet the market's connectivity demands.

     The primary competitors for the Web Technology Group include TriZetto (Healthweb), SeeBeyond, PaperFree/Sybase, HealthTrio, Quovadx, eBenX and SimplyHealth. The products and services provided by the Web Technology Group are:

     WEB SELF-SERVICE APPLICATIONS. This solution allows plan members, employees, employers, brokers and providers to have direct access to plan documents and personalized benefits information via a secure online personal space. Through secured inquiry, members and employees have access to their coverage summary, eligibility and claims status, EOBs, provider directories, plan change forms, and the ability to track their deductible and FSA accounts. The system provides members with secure communications directly to their plan's customer service center via e-mail. Web Self Service provides employer groups with the same functionality that is provided to their employees, such as eligibility and claims status inquiry, plan documents and directories, plan change forms, and more. In addition, employers can view eligibility and claim experience reports via the Internet or download data to spreadsheets for further analysis, thereby eliminating a significant portion of printing and postage costs.

     ONLINE ENROLLMENT APPLICATIONS. This solution is an Internet and interactive voice response based enrollment and eligibility system that provides employees with the ability to enroll themselves in their employer's pre-determined health plans and, when necessary, to administer their own eligibility and life event changes. It supports an unlimited number of benefit plans, including health, dental, life, vision, accident and disability, as well as medical and dependent care flexible spending accounts. Using employee-specific demographic information, the solution automatically computes coverage levels and pre- and post-tax deductions.

     RETAIL DISTRIBUTION APPLICATION. Healthaxis' dynamic Retail Distribution Application for direct sales of both individual and small group products is supported by a product rating and comparison engine. Retail Distribution provides online discovery, quoting, plan comparisons, and electronic application submission directly to underwriting. Fulfillment material can then be accessed via the Internet. The system's visual interface is adaptable to the client's unique "look & feel" and can be co-branded to support strategic partnerships.

     EHEALTHTALK-HIPAA. Healthaxis' web-enabling technology provides an Internet gateway for Healthaxis' other proprietary business applications, as well as clients' legacy systems. This advanced technology makes it possible for healthcare organizations to securely import and export non-HIPAA-compliant data and convert it into a compliant transactional format when transmitting electronic data across entities. Organizations can save time and money by avoiding the need to reprogram or replace existing systems in order to comply with emerging regulatory standards, while taking advantage of the power of the Internet. In addition to password protection, this solution employs firewalls, logging tools, encryption technology, and virus detection software packages that are designed to prevent unauthorized access. eHealthTalk-HIPAA utilizes Microsoft's BizTalk Server 2000 Accelerator for HIPAA to either translate non-compliant transactions into certified HIPAA-compliant formats or translate incoming HIPAA-compliant transactions into proprietary legacy formats. This approach permits legacy systems to send and receive HIPAA-compliant transactions while eliminating the need for costly legacy system enhancements, re-coding, or replacement.

IMAGING SERVICES GROUP

     This group performs imaging or data capture outsourcing services to convert paper transactions in the form of healthcare claims into electronic transactions. The resulting data is downloaded to the client's internal claims adjudication database or, for those clients utilizing Healthaxis' claim processing solutions, to Healthaxis' data center for adjudication and payment. As a complement to its imaging services, the Imaging Services Group also provides mailroom services whereby it receives and sorts incoming healthcare claim forms prior to imaging. Its target markets are health insurance carriers, Blue Cross plans and TPAs. Its primary competitors are Affiliated Computer Services, Dakota and GTESS.

     The Imaging Services Group utilizes a combination of advanced technology, including optical character recognition (OCR), using underlying platforms from Captiva, Cognitronics and Insur-Image

(Healthaxis' proprietary data capture software). The group operates in favorable labor markets in the rural U.S. and Jamaica to efficiently capture and convert large volumes of claims. The Imaging Services Group offers this service to its clients on a per-claim or per-image basis. This service complements all other Healthaxis products and services. In addition, it provides a good entry point with new carrier clients as it usually provides immediate cost savings to the client.

OUTSOURCING GROUP

     This group provides system integration and consulting work for the Company's largest single client, UICI, pursuant to a technology outsourcing agreement entered into in January 2000 in conjunction with the merger of Insurdata and Healthaxis.com., generally on a cost plus 10% basis. Healthaxis applies strong management practices to the systems delivery process through its proprietary Insur-Method software development and systems integration life cycle methodology. Insur-Method is a standardized set of methods and techniques utilized to ensure successful delivery of projects in a timely and cost-effective manner and in accordance with client specifications. Insur-Method encompasses all phases of project development.

     The technology platforms serviced by the Outsourcing Group include mainframe and mid-range servers utilizing workflow software supplied by Eastman Software. The group competes for UICI revenue dollars with various industry participants and consultants, as well as UICI's own in-house resources. The specific services supplied to UICI include:

     SYSTEM INTEGRATION SERVICES. This service encompasses the design, development and implementation of information technology solutions composed of custom software, package-based application software, hardware and communication technologies. The SI service consists of four primary functions: Systems Planning, Custom Software Development, Package Implementation and Multi-Vendor System Integration.

     APPLICATION SYSTEMS MANAGEMENT. This service encompasses the management of the Application Software portfolio (custom and off-the-shelf software). The ASM service consists of four primary elements: Application Enhancements, Corrective Maintenance, Adaptive Maintenance (i.e., upgrades to accommodate hardware and network software changes) and Application Support.

     DATA CENTER SERVICES. This service encompasses providing processing capability at the infrastructure level, including hardware platforms, operating systems, application software and utilities. The service includes the provision of adequate availability of infrastructure and the capacity necessary to deliver the predefined response times required.

     TELEPHONY SERVICES. This service encompasses providing voice services at the infrastructure level, including recipient wiring/connections, telephone handsets, operating system software and utilities, dial tone and voicemail service. It includes the provision of adequate availability and the capacity necessary to deliver the connectivity required by UICI end users.

     PC/LAN SERVICES. This service encompasses providing a reliable distributed infrastructure, including hardware platforms, network components, operating systems, application software and utilities. It provides for "Total Life Cycle
(TLC)" services for the management of the environment, including a help desk facility, dispatching support and maintaining inventory. TLC services also include equipment ordering, personnel training; technical assistance in using software products, break/fix management, inventory management and control and maintenance of current levels of the software.

     See "UICI Relationship" below for further information about the Company's relationship with UICI.

SALES AND MARKETING

     The Company has developed relationships within the healthcare insurance industry as a result of its delivery of effective solutions to health insurance benefit and distribution clients for 20 years. The Company employs a technically-oriented sales support staff, who are familiar with the Company's technology and who participate in opportunities to sell the Company's technology-based solutions. Sales leads are generated through a variety of means designed to identify the most promising prospects. Once a prospect is identified, the Company makes a site visit to qualify the prospect and determine their specific needs. Once specific needs are identified, live demonstrations of the Company's solutions are scheduled. The team also responds to formal proposals in situations where the prospect is bidding the work with multiple vendors.

     The Company derives a portion of its business through client referrals. In addition, it markets its services through a variety of media, including:

     o    Web site

     o    Direct mail

     o    User conferences conducted exclusively for the Company's clients

     o    Participation in industry conferences and trade shows

     o Publication of "white papers" related to specific aspects of the Company's services

     o    Informational listings in trade journals

     A Vice President of Business Development was recruited in mid 2001 to develop and lead the sales and marketing function against the health insurance payer market. The sales team needed to significantly grow the Company's revenue is being assembled with a focus on adding sales personnel with specific industry knowledge, reputation and relationships to effectively take advantage of the Company's opportunities within each business segment.

COMPETITION

     Healthaxis believes it has an advantage over its competitors by offering a broader eBusiness solution to the health insurance payer and distribution markets, combined in one business operating system based on XML and Microsoft BizTalk functionality. Additionally, Healthaxis' focus and expertise within the payer-side of the healthcare industry is an advantage when competing against companies who service multiple industries or multiple facets of the healthcare industry.

     The principal competitive factors for both the Applications Solutions Group and the Web Technology Group are the breadth and quality of system and product offerings, features and functionality, service and support, processing capacity, and the ability to successfully develop and deploy product improvements. The principal competitive factors for services provided by the Imaging Services Group are price and service level commitments. The Outsourcing Group, which operates solely for UICI, must produce value-added deliverables through industry knowledge and superior delivery capabilities in order to successfully compete on projects within UICI.

Healthaxis' major competitors by business unit are as follows:

     o Application Solutions Group - TriZetto (RIMS), Computer Science Corporation (TXEN), Eldorado, SPBA, and Genelco.

     o    Web Technology Group - TriZetto (Healthweb), SeeBeyond,
          PaperFree/Sybase, HealthTrio, Quovadx, Simply Health and eBenX.

     o    Imaging Services Group - Affiliated Computer Services, Dakota and
          GTESS

     o Outsourcing Group - various industry participants and consultants, as well as in-house staff.


TECHNOLOGY DEVELOPMENT

     Healthaxis has an internal technology development department designed to support its operating units and clients through continuing research, development, evaluation and implementation of new technologies. Healthaxis uses a team approach throughout the development phase of new products and product enhancements, which includes the active participation of Healthaxis' business units in the early stages of development. This early involvement is essential to the development and successful implementation of effective technology solutions meeting the markets' needs.

     In addition to project-specific tasks, Healthaxis' technology department continues to enhance Healthaxis' proprietary applications and to develop and test new solutions, including the testing and analysis of applications not yet available in the market. Healthaxis' advanced technology department is involved in research and development in seven core technology areas: web services, workflow, transaction processing, database services, indexing services, communication and connectivity.

INTELLECTUAL PROPERTY AND TECHNOLOGY

     PATENT, TRADEMARK, AND COPYRIGHT PROTECTION. Healthaxis' ability to compete is dependent to a significant degree upon its proprietary systems, technology, and intellectual property. Healthaxis relies upon a combination of trademark, copyright, confidentiality agreements and trade secret laws, as well as other measures to protect its proprietary rights. Healthaxis does not have any patents or patent applications and currently does not plan to file any patent applications. Healthaxis has applied for, or registered, the following trademarks with the U.S. Patent and Trademark Office: Healthaxis, Healthaxis.com, Insur-Voice, Insur-Image, Insur-Enroll, Insur-Admin, Insur-Claims, Insur-Dental, Insur-Report and Insur-PPO. Healthaxis has decided not to file applications for these marks in foreign countries at this time. Healthaxis' sales materials, content, and software are protected by copyright. The source code and design of Healthaxis' software are protected through applicable trade secret law. Healthaxis also uses confidentiality agreements with its employees to further protect its source codes and software.

     INTERNET TECHNOLOGY. The technology supporting Healthaxis' Web services are based on a distributed computing environment relying primarily on Microsoft technology platforms. Web servers are based on Internet Information Server 5.0; middle tier business logic is placed in COM+; and databases are based on Microsoft SQL Server 2000. The current computing platform consists of over 50 Windows 2000 servers. Additional software utilized includes workflow and print tools from JetForm. PDF technology has been licensed from Active4 Technologies.

     All of the above installations are interconnected using high-speed private telecommunications links. All transmissions between the consumer, website and carriers, or TPAs, are secured using "Secure Sockets Layer" (SSL version 3). Domestic encryption is used where applicable (I.E., 128 bit), including all server-to-server communications.

     DATACENTER CORE PROCESSING ENVIRONMENT. Healthaxis also has connectivity to several back-end computing environments. The main data center utilizes 2,000 square feet in a North Richland Hills, Texas facility. This facility has an un-interruptable power supply system containing both diesel and battery power. The facility houses the following processing equipment and systems:

     o 16 IBM RS6000 processors running AIX (ranging up to the H70 class computing platform)

     o    50+ Windows 2000 servers from Compaq

     All NT server equipment is from Compaq and all production servers are Proliant class servers configured with RAID (or mirroring), dual LAN connectivity, and redundant power supplies. All networks are switched with Cisco Catalyst multi-gigabit switching. Internet firewall technology is based on Cisco PIX firewalls and Cisco equipment is also used as the standard for wide-area network routing.

     A 500 square foot secondary facility is maintained at Healthaxis' corporate office location in Irving, Texas. This location serves as the primary recovery facility and has an un-interruptable power system with both diesel and battery backup. It has multiple network connections to both external service providers and to the North Richland Hills facility. Off-sight disaster recovery is through Comdisco. All critical data is backed up and stored at an offsite facility in the Dallas area.

     PRIVACY/SECURITY ISSUES. Healthaxis believes a significant barrier to the popularity or acceptance of online insurance sales and communications is the secure transmission of confidential information over public networks. Healthaxis retains confidential client and patient claim information at its data center. Computer viruses, break-ins, or other security breaches, could lead to misappropriation of personal or proprietary information. These security breaches can also cause interruptions, delays, or cessation in service to Healthaxis' clients. Healthaxis relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as names, addresses, social security numbers, consumer credit card numbers, and claims information. Healthaxis carries general liability insurance (including errors and omissions coverage), although Healthaxis' insurance may not be adequate to cover all costs that could be incurred in the defense of potential claims.

REGULATION

     INTERNET RELATED. Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as copyrights, privacy, pricing, sales taxes, and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet growth, or expose companies engaged in business on the Internet, to regulation or restrictions on the content available on their websites. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty at this time. In addition, current or new government laws and regulations, or the application of existing laws and regulations, including laws and regulations governing issues such as property ownership, content, taxation, defamation, and personal injury, may expose companies engaged in business on the Internet to significant liabilities.

     HIPAA. Pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Department of Health and Human Services has issued a series of extensive regulations setting forth security, privacy and electronic transaction standards for all health plans, healthcare providers and clearinghouses to follow with respect to identifiable health information. HIPAA legislation and rule-making is expected to have a significant impact on applications solutions and technology companies servicing the healthcare industry. HIPAA seeks to advance the improvement and efficiency of administrative and financial issues affecting the health care industry by standardizing the electronic exchange of administrative and financial data and additionally mandating the protection, security, and privacy of transmitted and stored patient information. Healthaxis is affected by HIPAA as a business associate of various clients who are covered entities under HIPAA. As a business associate, Healthaxis will be contractually obligated to ensure the protection and privacy of protected health information, which it transmits and stores. HIPAA compliance on the electronic transaction and code set standards will be required by October 2002 unless a covered entity submits a request for a one-year extension and a plan for compliance is submitted. HIPAA compliance on the privacy standards must be achieved by April 2003.

     Healthaxis has consistently monitored the proposed rules and maintained a state of readiness to deal with implementation of necessary HIPAA changes, policies and procedures as the rules become applicable. Among other things, Healthaxis has developed a HIPAA Compliance Implementation Strategy Project Plan and has designated a Privacy Officer. Healthaxis will carry out this plan and expects that its systems and operations will be fully compliant with all the requirements contained in the final rules, as applicable to Healthaxis.

EMPLOYEES

     As of December 31, 2001, the Company had 570 employees, including 350 full-time professional employees and 220 data capture employees. None of Healthaxis' employees is represented by a labor union or collective bargaining agreement. HAXS considers its employee relations to be good.

     Healthaxis' future success depends on its ability to identify, attract, hire, train, retain, and motivate highly skilled technical, managerial, marketing and consumer service personnel. Competition for technically skilled personnel is dependent upon market conditions. The Company will continue its efforts to attract, integrate, and retain sufficiently qualified personnel, including software developers and other technical experts.

RELATIONSHIP WITH UICI

     On January 7, 2000, Healthaxis merged with Insurdata Incorporated ("Insurdata"), a provider of Internet based software applications and services for insurance payers. Insurdata was a wholly owned subsidiary of UICI (NYSE:UCI). UICI is currently the largest single shareholder of Healthaxis, beneficially owning approximately 46% of the outstanding stock of Healthaxis as of March 8, 2002. Healthaxis provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements.

     UICI, headquartered in Dallas, offers insurance (primarily health and life) and selected financial services to niche consumer and institutional markets. UICI's insurance subsidiaries provide health insurance and related insurance products. These products are distributed primarily through the Company's dedicated agency field forces, UGA-Association Field Services and Cornerstone Marketing of America. Through its Student Insurance Division, UICI provides tailored health insurance programs for students enrolled in universities, colleges and kindergarten through grade twelve. UICI provides financial services and products for college undergraduates and graduate students, including providing federally-guaranteed student loans, through Academic Management Services Corp. and UICI manages blocks of life insurance and life insurance products to select markets through its OKC Division.

     In addition to being Healthaxis' largest shareholder, UICI and its subsidiaries constitute, in the aggregate, Healthaxis' largest client. For the year ended December 31, 2001, UICI and its subsidiaries accounted for an aggregate of $29.7 million of revenues, or 68% of Healthaxis' revenues. See "Item 13. Certain Relationships and Related Transactions" for a complete description of the agreements entered into between Healthaxis and UICI or its subsidiaries that were in effect during 2001. The descriptions of the currently effective agreements involving UICI that are set forth below are summaries and are qualified in their entirety by reference to the definitive agreements.

     UICI TECHNICAL SERVICES AGREEMENT. UICI and its affiliates and Healthaxis entered into a technology outsourcing agreement, the terms of which were negotiated between Insurdata and UICI concurrent with the Healthaxis.com Inc. acquisition of Insurdata in January 2000. Pursuant to the terms of this agreement, Healthaxis provides UICI and its affiliates with technology support services including system integration services, application systems management, data center services, telephony services and PC/LAN services for an initial term of five years, commencing in January 2000. At UICI's option, the parties are required to negotiate, in good faith, a three year renewal term prior to the expiration of the agreement. If they are unable to agree on renewal prices, terms and conditions, the agreement will expire at the end of the initial term. The agreement is terminable without cause by UICI, or the Company, at anytime upon not less than 180 days notice to the other party. The agreement contains no minimum or maximum commitments on behalf of UICI and its affiliates, and UICI and its affiliates are free to obtain the services provided by Healthaxis from an unrelated third party during the term of the agreement. Revenue recognized under this agreement declined to $21.4 million in 2001 from $21.7 million in 2000. UICI has advised Healthaxis that it intends to seek to further reduce its dependence on Healthaxis for services under this Agreement due to UICI's strategic objective of regaining control of, and managing, its own information technology staff. UICI has also indicated that it expects that its payments to Healthaxis under the agreement in 2002 will be less than its payments in 2001, and will likely decline each year thereafter through the expiration of the agreement in December 2005. UICI has indicated that it does not intend to renew the agreement. See " - UICI Relationship."

     Generally, the services provided under the agreement must be billed at Healthaxis' cost plus ten percent. The agreement also requires that if Healthaxis charges an unaffiliated third party a rate that is lower than it charges UICI and its affiliates for similar services, UICI and its affiliates would be entitled to receive the lower rate. At the expiration or termination of the agreement, UICI has the right to hire certain employees of Healthaxis or its affiliates who have spent greater than eighty percent of their time providing services to UICI and its affiliates during the six months preceding the expiration or termination of the agreement. In addition, at the expiration or termination of the agreement, Healthaxis is obligated to provide and receive payment for up to six months of transition assistance services. The parties also agreed to indemnify and hold one another harmless against certain enumerated losses and claims.

     UICI ADMINISTRATORS, INC. Healthaxis also provides certain data capture and business applications to UICI Administrators, Inc., a UICI subsidiary that provides administrative services, pursuant to a written service license agreement. The agreement with UICI Administrators is for a three-year term that expired in December 2001, with automatic annual renewal provisions thereafter, subject to prior notice of non-renewal. For the year ended December 31, 2001, UICI Administrators accounted for $5.0 million of revenues under this agreement, which is 11.3% of Healthaxis' total revenues. The amounts paid by UICI Administrators are included in the UICI and subsidiaries numbers above. Services under this agreement are provided by the Application Solutions Group and the Imaging Services Group.

     On January 17, 2002, UICI sold UICI Administrators, Inc. to American Administrative Group, Inc. ("AAG"), a party unrelated to either UICI or Healthaxis. Healthaxis and AAG are currently operating under a temporary arrangement whereby services continue to be provided under the same terms as the expired agreement with UICI Administrators, Inc. Healthaxis and AAG are negotiating a definitive agreement, which is expected to be completed by June 30, 2002. However, there can be no assurances that such an agreement will be reached.

     SOFTWARE LICENSE. On January 25, 2001, Healthaxis entered into a software license agreement with UICI. Under the agreement, UICI paid a one-time license fee of approximately $1.8 million for a perpetual, enterprise-wide software license. UICI had the option to terminate the agreement within the first two years of its term, in which case a prorated portion of the one-time license fee would be refunded. The license fee revenue was deferred and was being recognized into revenue pro rata over 24 months. On September 24, 2001 this agreement was amended to shorten the original refund period from December 2002 to March 2002. The remaining amount refundable of $840,000 in the amended agreement is being recorded as revenue on a prorata basis over the remaining 6 month term of the amended contract. Revenue recognized during 2001 under this agreement was approximately $1.5 million.

     SPECIAL PROJECTS. From time to time, Healthaxis undertakes special projects for UICI. For example, during 2001 Healthaxis developed and integrated some software for HIPAA compliance for a UICI subsidiary, and also undertook a website development project for another UICI subsidiary.

     WARRANTS AND CONVERTIBLE DEBENTURES. UICI holds approximately $1.7 million of the Company's 2 % convertible debentures, which are convertible into 185,185 shares of Healthaxis' Common Stock at a conversion price of $9.00 per share. See
Note 13 of Notes to Consolidated Financial Statements. UICI also has 222,396 warrants for the purchase of Healthaxis' Common Stock at exercise prices ranging from $3.01 to $12.00 per share.

     PROXY AGREEMENT. In connection with the termination of a merger related shareholders' agreement in November 2001, UICI and Healthaxis entered into a Proxy Agreement that provides for UICI's grant of a proxy to the Healthaxis Board of Directors to vote 33.3% of the number of Healthaxis shares held of record from time to time by UICI or its affiliates for the sole purpose of electing directors to the Board of Directors of Healthaxis. The voting rights granted by UICI under the Proxy Agreement require that the votes be cast in favor of the nominees that a majority of the Healthaxis directors shall have recommended stand for election. The Proxy does not confer any other voting rights. No UICI directors or personnel are currently Healthaxis directors. It is not expected that any UICI directors or personnel will stand for election at Healthaxis' 2002 Annual Meeting of Stockholders.

     NATURE OF SOME AGREEMENTS. As a result of UICI's control of Insurdata prior to Healthaxis' merger with Insurdata, none of the terms of the contracts entered into between Insurdata and UICI, that were assumed by Healthaxis, resulted from arms-length negotiations. See "-Risk Factors -- Because Healthaxis' principal agreement with UICI was not subject to arm's-length negotiations, this agreement could be less favorable to Healthaxis than agreements negotiated with third parties" and "- Risk Factors. We are dependent upon our largest client, UICI, to a significant degree, and the reduction or loss of our business with UICI or another of our large clients could negatively affect our results of operations".

RISK FACTORS

     THIS REPORT AND THE ANNUAL REPORT TO STOCKHOLDERS CONTAIN SOME FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ACTUAL RESULTS AND THE TIMING OF SOME EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS, WHICH MAY AFFECT HEALTHAXIS' CURRENT POSITION AND FUTURE PROSPECTS, SHOULD BE CONSIDERED CAREFULLY IN EVALUATING HEALTHAXIS AND AN INVESTMENT IN ITS COMMON STOCK.

BUSINESS RELATED RISKS
----------------------

BECAUSE WE HAVE A HISTORY OF OPERATING LOSSES, IT IS DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND TO KNOW WHEN, IF EVER, WE WILL BECOME PROFITABLE.

     As of December 31, 2001, we had an accumulated deficit of approximately $416 million. Our limited operating history as a web-enabling software development company makes it difficult to evaluate our future prospects and to know when, if ever, we will become profitable. Furthermore, you must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven, competitive and rapidly evolving markets. While our restructuring plan implemented in May 2001 brought costs in line with our revenue base, there can be no assurances that our cash position will remain stabilized or that we will ever become profitable. These uncertainties negatively affect our business prospects and our stock price.

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

WE ARE DEPENDENT UPON OUR LARGEST CLIENT, UICI, TO A SIGNIFICANT DEGREE, AND THE REDUCTION OR LOSS OF OUR BUSINESS WITH UICI, OR ANOTHER OF OUR LARGE CLIENTS, COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

     For the year ended December 31, 2001, UICI and its subsidiaries accounted for an aggregate of approximately $29.7 million, or 68% of Healthaxis total revenues. Healthaxis would suffer a decrease in revenues if UICI were not to use Healthaxis for the full amount or range of services Healthaxis has provided in the past. Our principal contract with UICI is terminable without cause by UICI, or the Company, at anytime upon not less than 180 days notice to the other party. The agreement contains no minimum or maximum commitments on behalf of UICI and its affiliates, and UICI and its affiliates are free to obtain the services provided by Healthaxis from an unrelated third party during the term of the agreement. Revenue recognized under this agreement declined to $21.4 million in 2001 from $21.7 million in 2000. UICI has advised Healthaxis that it intends to seek to further reduce its dependence on Healthaxis for services under this Agreement due to UICI's strategic objective of regaining control of and managing its own information technology staff. UICI has also indicated that it expects that its payments to Healthaxis under the agreement in 2002 will be less than its payments in 2001, and will likely decline each year thereafter through the expiration of the agreement in 2005, at which time UICI has indicated that it does not intend to renew the agreement. See "-UICI Relationship."

     The $29.7 million in revenues from UICI in 2001 includes $5.0 million from UICI Administrators, Inc. On January 17, 2002, UICI sold 100% of UICI Administrators, Inc. to American Administrative Group, Inc. ("AAG"), a party unrelated to either UICI or Healthaxis. Healthaxis and AAG are currently operating under a temporary arrangement, whereby services continue to be provided under the same terms as were provided to UICI Administrators, Inc. under its prior agreement. Healthaxis and AAG are negotiating a definitive agreement, which is expected to be completed by June 30, 2002. There can be no assurances that such an agreement will be reached. If we are not successful in reaching as agreement with AAG, the loss of this business could negatively impact our results.

     Healthaxis' other large client is Digital Insurance, which accounted for $2.4 million or 5.5% of Healthaxis' total revenues for the year ended December 31, 2001. As of May 31, 2002, the Company will have completed its contractual obligations to Digital Insurance. While Digital Insurance is expected to continue to contract for professional services to support and enhance its Web-site, the total revenue from this client in 2002 is expected to be significantly less than that recognized in 2001.

BECAUSE HEALTHAXIS' PRINCIPAL AGREEMENT WITH UICI WAS NOT SUBJECT TO ARM'S-LENGTH NEGOTIATIONS, THIS AGREEMENT COULD BE LESS FAVORABLE TO HEALTHAXIS THAN AGREEMENTS NEGOTIATED WITH THIRD PARTIES.

     As a result of UICI's control of Insurdata Incorporated prior to the merger of Insurdata Incorporated and Healthaxis, the terms of Insurdata Incorporated's principal contract with UICI and its subsidiaries was not subject to arm's-length negotiations between the parties. As a result, this agreement includes terms and conditions that may be less favorable to Healthaxis than terms contained in agreements negotiated with third parties. For example, the technology outsourcing agreement with UICI limits Healthaxis pre-tax profit margin and provides that if Healthaxis charges an unaffiliated third party a rate that is lower than it charges UICI and its affiliates for similar services, UICI and its affiliates would be entitled to receive the lower rate. The outsourcing agreement terminates after an initial term of five years from January 2000. However, at UICI's option, Healthaxis is required to negotiate, in good faith, a three year renewal term prior to the expiration of the agreement. There are other risks associated with this agreement and our relationship with UICI detailed in these "Risk Factors".

OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING CUSTOMERS, WHICH COULD RESULT IN DECREASED SALES, A LOSS OF REVENUE AND A DECREASE IN THE VALUE OF OUR COMMON STOCK.

     Our major competitors are identified in the discussion of each strategic business unit above under "Business-Competition". We also compete with the internal information resources and systems of certain of our prospective and existing clients. Our competitors could develop or offer solutions superior to those we offer. Some of our current and potential competitors are larger, better capitalized, have greater financial and operating resources and greater market share than we do. These competitors may be able to respond more quickly to changes in customer requirements or preferences. They may also be able to devote greater resources to claims processing services or to the development, promotion and sale of their products.

ERRORS IN THE APPLICATION SOLUTIONS COULD DETRACT FROM THE RELIABILITY AND QUALITY OF OUR INFORMATION SYSTEMS, WHICH, IN TURN, COULD RESULT IN DECREASED SALES, A LOSS OF REVENUE AND A DECREASE IN THE VALUE OF OUR COMMON STOCK.

     We devote substantial resources to satisfying the demands of the claims and administration segment of the healthcare industry for a high level of reliability and quality from its information systems. In the course of client acceptance testing, Healthaxis historically has experienced a limited number of application solutions errors. However, application solutions may contain undetected errors. These errors may result in loss of data or a reduction in the ability to process transactions on a timely basis, which could result in the loss of existing business and future business, as well as the loss of, or delay in, market acceptance of Healthaxis' application solutions. We have attempted to limit contractually, and through insurance coverage, damages arising from negligent acts, errors, mistakes or omissions in our application solutions or in rendering the Application Solutions Group's services. However, these contractual protections could be unenforceable or insufficient to protect us from liability for damages in connection with the successful assertion of one or more large lawsuits.

OUR SIGNIFICANT INDEBTEDNESS COULD ADVERSELY AFFECT OUR BUSINESS.

     We have outstanding 2% convertible debentures in the principal amount of $27.5 million due in 2005. These debentures could have important consequences for our business. For example, they could increase our vulnerability to general adverse economic and industry conditions, limit our ability to obtain additional equity or debt financing, and limit our flexibility in planning for, or reacting to, changes in our business and the industry.

     The semi-annual interest payments on these debentures can be made in cash or stock, which constitutes a burden on our cash flow or results in further dilution of our holders of common stock. We expect to repay these debentures from internally generated cash or from outside financing sources, although there can be no assurance that we will be successful in this regard.

OUR FUTURE SUCCESS SIGNIFICANTLY DEPENDS ON THE EXPERIENCE OF OUR EXECUTIVE OFFICERS AND KEY PERSONNEL, AND THE LOSS OF ONE OR MORE OF THEM COULD IMPAIR OUR ABILITY TO DO BUSINESS.

     Our future success depends, in significant part, upon the continued services of our executive officers and key personnel. The loss of services of one or more of our executive officers or key employees could have a material adverse effect on our business, financial condition and results of operations, and there can be no assurance that we will be able to retain our executive officers or key personnel. We do not have employment agreements with our executive officers or key personnel, although we did recently enter into change of control agreements with the senior most executive officers. These agreements will operate like an employment agreement in the event of a "change of control" of Healthaxis.

OUR RELIANCE ON THIRD PARTY VENDORS AND STRATEGIC PARTNERS COULD PLACE US AT RISK FOR INCREASED EXPENSES, FAILURE TO PERFORM AND/OR LOST CLIENTS.

     We are reliant upon third party vendors, such as telecommunication companies and software providers, for the delivery of our products and services to our clients. We also are dependent on strategic partners in a number of areas critical to our business. These parties may have lapses in service, or fail to provide accurate or timely products, which could adversely affect our client solutions. Such failure could expose us to performance penalties, result in the loss of existing clients and cause us to fail to gain future business. Additionally, such third parties may increase their rates to us causing our cost-of-sales expenses to be higher than our revenue and pricing models were designed to cover.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR COMPETITORS COULD USE OUR PROPRIETARY TECHNOLOGY TO COMPETE AGAINST US AND OUR REVENUES WOULD BE REDUCED.

     Our success depends to a significant extent on our ability to protect the proprietary and confidential aspects of our solutions and the tradenames associated with them. Our solutions are not patented and existing copyright laws offer only limited practical protection. The legal protections afforded to us, or the precautions we take, may be inadequate to prevent misappropriation of our technology or the tradenames associated with our solutions. Any infringement or misappropriation of our proprietary solutions or the related tradenames could have the effect of allowing competitors to use our proprietary information to compete against us, or result in costly litigation in order to protect our rights. In addition, these limited protections do not prevent independent third-party development of functionally equivalent or superior technologies, products, or services.

WE MAY BE SUBJECT TO TRADEMARK AND SERVICE MARK INFRINGEMENT CLAIMS THAT COULD RESULT IN COSTLY LITIGATION AND ADDITIONAL LOSSES OR DECREASED REVENUES.

     As competing healthcare information systems increase in complexity and overall capabilities, and the functionality of these systems further overlap, we could be subject to claims that our technology infringes on the proprietary rights of third parties. These claims, even if without merit, could subject us to costly litigation and could command the time and attention of our technical, legal, and management teams to defend. Further, if a court determined that we infringed on the intellectual property rights of a third party, we could be required to:

     o    Develop non-infringing technology or tradenames;

     o    Obtain a license to the intellectual property;

     o Stop selling the applications or using names that contain the infringing intellectual property;

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

OUR FAILURE TO MEET PERFORMANCE STANDARDS DESCRIBED IN OUR SERVICE AGREEMENTS COULD RESULT IN ADDITIONAL LOSSES OR DECREASED REVENUES.

     Many of our service agreements contain performance standards. Healthaxis could fail to meet certain contractual performance standards related to turnaround times, availability, and quality standards set forth in its client agreements. Our failure to meet these standards could result in the termination of these agreements, as well as financial penalties from current clients and decreased sales to potential clients. These penalties range from less than 1% to a maximum of 50% of the aggregate amount payable under these agreements. If we are unable to maintain performance standards, we may experience decreased sales, decreased revenues, and continued losses.

OUR OPERATIONS OUTSIDE OF THE UNITED STATES MAY SUBJECT US TO ADDITIONAL RISKS, WHICH COULD RESULT IN DECREASED REVENUES AND A DECREASE IN THE VALUE OF OUR COMMON STOCK.

     We conduct imaging operations related to the conversion of insurance claims information to electronic form in Jamaica through an indirect subsidiary. For the year ended December 31, 2001, Healthaxis earned 6.2% of its total revenues from its Jamaican operations. There is less government regulation in Jamaica and there may be more difficulty in enforcing Jamaican legal rights. Additionally, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability, labor difficulties, or diplomatic developments that could affect our Jamaican operations and assets.

     The proximity of our Jamaican operation to the ocean-front could expose our facility to damage from a tropical storm. While we maintain insurance coverage on the facility, we could experience downtime and we could incur additional expenses related to relocation or repair of the facility should this occur.

     Currently, our Jamaican subsidiary is able to take advantage of the Jamaican labor market, which provides competent and inexpensive labor. As of December 31, 2001, our Jamaican subsidiary had approximately 150 employees. If the risks or problems posed by conducting operations in Jamaica require significant financial or managerial resources, or we are forced to relocate these operations, our costs to provide these services would increase.

FAILURE TO ACHIEVE FORECASTED GROWTH COULD ADVERSELY EFFECT THE MARKET PRICE OF SHARES OF OUR COMMON STOCK.

     On February 7, 2002, management of the Company made a presentation to financial analysts and investors at the UBS Warburg Global Healthcare Services Conference. In that presentation, we discussed certain growth expectations and made other forward-looking statements. Failure to achieve these growth or other expectations could result in a reduction of the market price for our common stock. We filed a copy of this presentation with the SEC in a Form 8-K on February 7, 2002. All of the forward-looking statements made in the presentation are expressly subject to these "Risk Factors".

INTERNET AND HEALTH INSURANCE INDUSTRY RELATED RISKS
----------------------------------------------------

IF A SUFFICIENT NUMBER OF CONSUMERS AND HEALTH INSURANCE PAYERS DO NOT ACCEPT THE INTERNET AS A MEDIUM FOR HEALTH INSURANCE SALES AND ADMINISTRATION, WE MAY BE UNABLE TO INCREASE REVENUES AND DECREASE LOSSES.

     If insurance payers do not accept the Internet as a medium for policy sales and claims administration, we may not be able to increase revenues through sales of our internet based solutions. The health insurance industry's traditional paper-based methods are well established and the industry is generally slow to change.

OUR FOCUS ON PROVIDING WEB BASED SOLUTIONS SUBJECTS US TO RISKS ASSOCIATED WITH THE INTERNET.

     Our business model gives rise to numerous risks related to the Internet. There can be no assurance that our solutions that rely on Internet access will be protected against disruptions, delays or losses due to technical difficulties, natural causes or security breaches. These problems may adversely affect the success of our some of our software hosting services and could negatively impact our operating results. We may also be subject to any governmental adoption of regulations that charge Internet access fees or impose taxes on subscriptions. Currently, there are few laws or regulations that specifically regulate the Internet; however, such laws and regulations, if adopted, may increase our operating expenses.

IN ORDER TO MAINTAIN COMPLIANCE WITH APPLICABLE INSURANCE REGULATIONS, WE MAY NEED TO EXPEND FINANCIAL AND MANAGERIAL RESOURCES THAT COULD INCREASE OUR EXPENSES AND REDUCE THE VALUE OF OUR COMMON STOCK.

     The insurance industry is highly regulated and the regulations that govern our clients are subject to change. Changes in these regulations could require us to expend additional financial and managerial resources to revise our products and services in order to comply.

IN ORDER TO REMAIN COMPETITIVE AS AN APPLICATIONS SOLUTIONS PROVIDER, HEALTHAXIS MUST DEVELOP SOFTWARE THAT COMPLIES WITH THE ELECTRONIC TRANSACTIONS SETS, PRIVACY, AND SECURITY PROVISIONS OF THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT ("HIPAA").

     Some of the applications solutions we provide to our clients will require modifications in order to achieve or maintain HIPAA-compliance. In addition, certain aspects of Healthaxis' internal operations must become HIPAA compliant. The timing of compliance with HIPAA requirements varies depending upon the applicable rule and effectiveness dates. We believe Healthaxis will be able to meet all the HIPAA requirements currently published for our internal operations and for our clients. If Healthaxis is unable to deliver applications solutions which achieve or maintain compliance with the applicable HIPAA rules, then clients may move business to applications solutions providers whose systems are or will be

HIPAA compliant, and as result, our business would suffer. If Healthaxis' internal operations are not HIPAA-compliant, then we may also face contractual liability to the extent our business associate contracts require compliance.

THE INSOLVENCY OF OUR CUSTOMERS, OR THE INABILITY OF OUR CUSTOMERS TO PAY FOR OUR SERVICES, WOULD DECREASE OUR REVENUE.

     Health insurance payer organizations are often required to maintain restricted cash reserves and satisfy strict balance sheet ratios promulgated by state regulatory agencies. In addition, health insurance payer organizations are subject to risks that physician groups or associations within their organizations become subject to costly litigation or become insolvent, which may adversely affect the financial stability of the payer organizations. If insurance payer organizations are unable to pay for our services because of their need to maintain cash reserves or failure to maintain balance sheet ratios or solvency, our ability to collect fees for services rendered would be impaired and our financial condition could be adversely affected.

THE CONSOLIDATION OF HEALTH INSURANCE PAYER ORGANIZATIONS COULD DECREASE THE NUMBER OF OUR EXISTING AND POTENTIAL CUSTOMERS.

     There has been and continues to be acquisition and consolidation activity in the insurance payer organizations industry. Mergers or consolidations of payer organizations in the future could decrease the number of our existing and potential customers. In addition, a smaller market for our products and services could result in lower revenue.

CHANGES IN GOVERNMENT REGULATION OF THE HEALTHCARE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS.

     During the past several years, the healthcare industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and certain capital expenditures. In addition, proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may further increase government involvement in healthcare, lower reimbursement rates and otherwise adversely affect the healthcare industry which could adversely impact our business. The impact of regulatory developments in the healthcare industry is complex and difficult to predict, and our business could be adversely affected by existing or new healthcare regulatory requirements or interpretations.

INVESTMENT RELATED RISKS
------------------------

BECAUSE MEMBERS OF MANAGEMENT AND UICI OWN A SUBSTANTIAL PORTION OF OUR COMMON STOCK, OTHER SHAREHOLDERS WILL NOT HAVE THE ABILITY TO CONTROL COMPANY ACTIONS THAT MAY BE IN THEIR BEST INTEREST.

     UICI and certain members of Healthaxis current management and Board of Directors own or control approximately 57.5% of Healthaxis' outstanding common stock at March 8, 2002. This concentration of ownership could have the effect of delaying or preventing a change in control of Healthaxis and may eliminate the opportunity for our shareholders to realize a premium over the then-prevailing market price for their shares in the event a change of control transaction is proposed. In addition, several members of Healthaxis' management recently entered into agreements that provide that they will, under certain circumstances, be entitled to severance payments in the event of a change of control. In addition, sales by UICI, members of current management or the Board of Directors of a significant number of shares of our stock could have an adverse effect upon the prevailing market price of our common stock.

SHARE OWNERSHIP BY CURRENT MANAGEMENT AND UICI MAY RESULT IN THE INABILITY OF PUBLIC SHAREHOLDERS TO AFFECT THE COMPOSITION OF HEALTHAXIS' BOARD OR TO REPLACE CURRENT MANAGEMENT.

     UICI and certain members of Healthaxis' current management and Board of Directors own or control a significant percentage of the outstanding Healthaxis common stock. In addition, by virtue of a Proxy Agreement dated November 7, 2001, UICI conveyed the right to vote 33.3% of its shares to the Healthaxis Board of Directors for the sole purpose of electing directors. Acting together, UICI and these individuals can control the nominees for election as directors as well as other matters submitted to shareholders. As a result, public shareholders may be unable to affect the composition of the Healthaxis' board or replace current management.

IF OUR COMMON STOCK IS DELISTED FROM NASDAQ,, THE MARKET PRICE FOR SHARES OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

     NASDAQ generally requires a stock to maintain a price per share of at least $1.00 to remain listed on its National Market System. Although we have had no communication from NASDAQ since January 2001, the recent price of our common stock has generally been below $1.00 per share. If our common stock were delisted from the National Market System, a procedure exists whereby our common stock could then be listed on the NASDAQ SmallCap Market, although continued listing on the SmallCap Market would ultimately require that our common stock obtain a per share price of at least $1.00 per share. If our common stock were delisted from the NASDAQ SmallCap Market, we would likely be traded in the over-the-counter bulletin board market or in the so-called "pink sheets." The delisting of our common stock from either or both of the NASDAQ National Market or the NASDAQ SmallCap Market could have an adverse effect on our stock price.

ITEM 2.  PROPERTIES

     Healthaxis' headquarters is located in a leased facility in Irving, Texas, a suburb of the Dallas metropolitan area. In December 2001, the Company sold a 47,000 square foot building in East Norriton, Pennsylvania, which had been the Company's headquarters until the 2001 second quarter. A provision of the sales agreement allows Healthaxis to continue to occupy up to 2,500 square feet of the facility through June 30, 2002 free of charge (except for minimal operating expenses). The Company now owns no real property and conducts its business through the following leased facilities:


ADDRESS                                                                          SQUARE FEET        LEASE EXPIRATION
--------------------------------------------------------------------------      -------------      ------------------
5215 North O'Connor Blvd, 800 Central Tower, Irving, TX                             31,300          December 2005
5215 North O'Connor Blvd., 800 Central Tower, Irving, TX                             6,800          March 2002
670 East Main St, Castledale, UT                                                     5,450          December 2002
1200 East Ephraim Canyon, Ephraim, UT                                               10,000          Month to month
1-3 Pimento Way, Montego Freeport, Montego Bay, Jamaica                             10,000          December 2002
577 Howard Street, San Francisco, CA                                                 2,100           July 2002

     The Company believes its existing facilities are suitable to conduct its present business. The lease on approximately 6,800 square feet of the Irving, TX space will expire on March 31, 2002. The lease on the 2,100 square feet in San Francisco, CA will expire on July 31, 2002. The Company does not anticipate renewing either of these leases or replacing this space elsewhere. The Company believes that its leased facilities are well maintained and in good operating condition and are adequate for its present and anticipated levels of operation.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in litigation arising in the ordinary course of its business. Management is of the opinion that no currently pending litigation will have a material adverse effect on the results of operations or financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     Healthaxis common stock is traded on the Nasdaq National Market under the symbol "HAXS." The following table shows the range of quarterly high and low closing sale prices for Healthaxis common stock.


                                            2001                    2000
                                    --------------------   ---------------------
                                      HIGH         LOW        HIGH        LOW
                                    --------     -------   ---------   ---------
First Quarter................        $ 4.63       $ .75     $ 34.63     $ 13.63
Second Quarter...............          1.59         .66       13.25        3.13
Third Quarter................          1.16         .76        5.13        2.75
Fourth Quarter...............          1.10         .66        4.43        1.38

     On March 8, 2002, the closing price of Healthaxis common stock was $.88. On that same date, there were 257 shareholders of record, although Healthaxis believes that the number of beneficial owners of its common stock is substantially greater.

DIVIDENDS

Healthaxis did not pay a cash dividend on its common stock in 2001 and does not anticipate paying cash dividends for the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the board of directors and subject to some limitations under the Pennsylvania Business Corporation Law and will depend upon factors such as the Company's earning levels, capital requirements, financial condition and other factors deemed relevant by the board of directors.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected consolidated financial information has been derived from the consolidated financial statements of Healthaxis and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated financial statements of Healthaxis have been audited by Ernst & Young LLP for 2001, and by BDO Seidman, LLP for 2000, 1999, 1998 and 1997. Healthaxis' financial results include those of its subsidiaries. All information has been restated to present as discontinued operations Healthaxis' insurance operations (effective November 30, 1999) and Healthaxis' retail website operations (effective June 30, 2000).


                                                                       YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                        2001         2000         1999        1998         1997
                                                    -----------   ----------   ----------  ----------   ----------
                                                                (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Revenue.........................................    $    43,790   $   42,796   $        -  $        -   $        -
                                                    -----------   ----------   ----------  ----------   ----------

Expenses:
     Cost of revenues ..........................        41,993        47,075          504         277            -
     Sales and marketing........................         3,225         3,585          447         134            -
     General and administrative.................        13,492        12,380        7,457       3,967        1,908
        Research and development                         1,479           974            -           -            -
        Restructuring and impairment charges           279,607             -            -           -            -
         Loss on sale of building                       2,498              -            -           -            -
     Amortization of intangibles................        14,034        40,678          765           -            -
                                                    ----------    ----------   ----------  ----------   ----------
         Total expenses.........................       356,328       104,692        9,173       4,378        1,908
                                                    ----------    ----------   ----------  ----------   ----------

     Operating loss.............................      (312,538)      (61,896)      (9,173)     (4,378)      (1,908)

     Interest expense and other income, net.....        (2,795)       (2,977)        (925)       (222)         177
                                                    -----------   -----------  ----------- -----------  ----------

     Loss before minority interest..............      (315,333)      (64,873)     (10,098)     (4,600)      (1,731)

Minority interest in loss of subsidiary.........         3,080        35,988        1,008         493            -
                                                    ----------    ----------   ----------  ----------   ----------

Loss before provision for income taxes..........      (312,253)      (28,885)      (9,090)     (4,107)      (1,731)

Income tax provision............................             -           585            -           -            -
                                                    ----------    ----------   ----------  ----------   ----------

Loss from continuing operations.................      (312,253)      (28,300)      (9,090)     (4,107)      (1,731)
Loss from sale of discontinued operations.......             -        (2,300)     (10,263)          -            -
Loss from discontinued operations...............             -        (6,341)     (27,178)     (8,049)     (16,694)
                                                    ----------    -----------  ----------- -----------  -----------
Loss before extraordinary item..................      (312,253)      (36,941)     (46,531)    (12,156)     (18,425)

Extraordinary gain..............................         1,681         1,925            -           -            -
                                                    ----------    ----------   ----------  ----------   ----------

        Net loss................................      (310,572)      (35,016)     (46,531)    (12,156)     (18,425)

Dividends on preferred stock....................             -             -           70         254          148
                                                    ----------    ----------   ----------  ----------   ----------

Net loss applicable to common stock.............    $  (310,572)  $  (35,016)  $  (46,601) $   (12,410) $  (18,573)
                                                    ============  ===========  =========== ============ ===========

Basic and diluted loss per share of common stock):
   Continuing operations........................       $  (6.22)    $  (2.17)    $  (0.75)    $  (0.42)    $  (0.19)
   Discontinued operations......................              -        (0.66)       (3.05)       (0.78)       (1.65)
   Extraordinary gain ..........................            .03          .15            -            -            -
                                                       --------     --------     --------     --------     --------
   Net loss.....................................       $  (6.19)    $  (2.68)    $  (3.80)    $  (1.20)    $  (1.84)
                                                       =========    =========    =========    =========    =========
Weighted average common shares and equivalents
     used in  computing  basic and diluted  income
        (loss)per share.........................         50,149          13,082    12,260       10,331       10,090


                                                                          AS OF DECEMBER 31,
                                                      -------------------------------------------------------------
                                                         2001         2000         1999        1998         1997
                                                      ---------    ----------   ----------  ----------   ----------
                                                                 (In thousands, except per share data)
BALANCE SHEET DATA:

Total assets                                            $57,588     $710,992      $79,602     $24,568      $12,333
Loans payable                                                --           --           --       3,865        5,077
Convertible debenture                                    27,134       27,367       25,019          --           --
Ceding commission liability                                  --           --        5,600       5,000           --
Preferred stockholders' liability                            --           --           --         557          580
Total stockholders' equity                               22,389      216,495       12,620       5,495        4,009
Book value per common share (1)                            0.42        16.53         0.97        0.43         0.34
Pro forma book value per common share (2)                  0.42        16.53         0.97        0.46         0.37

----------------------
(1) Book value per common share is computed by dividing total equity attributable to common stockholders by the number of common shares outstanding at the end of each period.

(2) Pro forma book value per common share is computed by dividing total equity by the number of shares outstanding at the end of each period assuming the conversion of Series A preferred stock into common stock in 1997 and 1998 on a share-for-share basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FORM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER "BUSINESS-RISK FACTORS" ELSEWHERE IN THIS REPORT OR IN THE INFORMATION INCORPORATED BY REFERENCE IN THIS REPORT. YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" INCLUDED IN THIS REPORT, AS WELL AS OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

     Healthaxis is an emerging technology services firm committed to providing innovative and configurable web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which are comprised of software products and related services, are designed to assist health insurance payers, third party administrators, intermediaries and employers provide enhanced services to members, employees and providers through the application of Heathaxis' flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider ("ASP") basis. Heathaxis believes that its solutions enable a client to reduce their administrative costs and improve profitability, while also facilitating an increase in their market share.

     Management of Healthaxis, as well as the composition of our Board of Directors, was significantly changed during 2001. James W. McLane became the President and Chief Executive Officer in February 2001 and John M. Carradine followed as Chief Financial Officer in March 2001. In the months following, several goals were accomplished to re-position the Company for future growth:

     o    The Company's financial position was improved

     o    Operating expenses were reduced

     o    The Company was restructured into four strategic business units

     o    A cohesive market based strategy was developed

     o    The sales force was expanded

     o    The sales pipeline grew significantly

     o    Several meaningful clients were added

     o Strategic partnerships were created with several complementary enterprises

     o    The Board of Directors was strengthened

     o    A values-based culture was instilled in the Company

          -    TO DELIVER WHAT WE PROMISE

          -    TO TAKE OWNERSHIP AND ACCOUNTABILITY FOR OUR RESULTS

          -    TO DO THE RIGHT THING - - - ALL THE TIME

          -    TO UNDERSTAND THAT RELATIONSHIPS DETERMINE RESULTS

          -    TO TEAM AND RUN TO WIN

     REVENUE MODEL: Healthaxis derives revenue from a number of sources. Set forth below is a description of our revenues generated by each of our strategic business units.

     Application Solutions Group revenue is either transaction based or derived from providing professional services. The transaction revenue is a combination of a per-employee-per-month ("PEPM") fee for the use of our proprietary applications and a per document fee for the printing and mailing of system output (benefit checks, EOBs and letters). The transaction revenue is based on an ASP model, where we host the hardware and software and perform some print and mail services on behalf of clients. Professional services revenue is generated from direct billing for our staff time. These billings are generally derived from converting a client's existing system, client training and tailoring custom solutions for a client. Professional services generally are billed on a flat rate per hour. In some cases, a project may be done for a fixed price. For fixed price projects, revenue is recognized on the percentage completion basis. Depending upon the nature and expected profitability of certain projects, professional service fees and associated costs may be deferred and recognized over the life of the transaction-based contract. During 2001, approximately 80% of Application Solutions Group revenues were transaction based and 20% were derived from professional services.

     Web Technology Group revenue is derived from licensing of our proprietary software products and providing professional services. The licensing revenue is a combination of per-member-per-month ("PMPM") fees and fixed price license fees. The fixed price license fees historically have been recognized over a period of time, due to contract terms (such as a right of return). In the future, we may enter into one-time license fee agreements, which fees would be recognized upon the delivery of the product. Professional service revenue is generated from direct billing for our staff time. These billings generally are associated with implementation and integration of our software product into our client's legacy system. Professional services may be billed on a flat rate per hour, or a project may be undertaken for a fixed price. Revenue on fixed price projects is recognized on the percentage completion basis. During 2001, approximately 45% of Web Technology Group revenues were generated from software licenses and 53% from professional services. The small remainder is from commissions received from sales through the retail website of Digital Insurance, which we developed and continue to support.

     Imaging Group Revenue is transaction based. Fees for mail handling, scanning and converting insurance claims from paper to electronic format, and image storage and retrieval are priced on a per-document or a per-image basis. Such revenue is recognized in the month the services are performed. Contracts generally include an up-front payment intended to recoup the start-up costs incurred in setting up a new client. Such fees, along with the associated costs, are generally deferred and recognized over the life of the transaction-based contract.

     Outsourcing Group revenue is derived from system integration and consulting work for the Company's single largest client, UICI, pursuant to a technology outsourcing agreement on a cost plus 10% basis. We have a dedicated staff of employees located at various sites, who service this account. Monthly billings are prepared based upon a multiple of staff salary projected to cover our costs plus an additional 10%. At the end of each quarter, Healthaxis and UICI review and agree upon the final costs incurred for the quarter and adjust the billings to that required to yield the cost plus 10% arrangement. Outsourcing Group revenue is recognized in the month the services are performed.

     RESTRUCTURING PLAN: In May 2001, the Company implemented a restructuring plan as further described in Note 6 to the Consolidated Financial Statements. In connection with its restructuring and reorganization, the Company accrued or recorded restructuring charges of $279.6 million in the second quarter of 2001. Those costs are generally related to impairment of long-lived assets and goodwill, and severance costs for terminated employees.

     In total, counting the reduction-in-force and other expense reductions, the initiative was designed to save in excess of $11.0 million annually. Based upon the results of the third and fourth quarter of 2001, management believes it has achieved the anticipated level of savings. The Company was successful in lowering headcount, eliminating the development and marketing of certain products, lowering operating costs and moving its headquarters from Pennsylvania to Texas. The effect of these changes, along with the related impairment of long-lived assets and goodwill, is reflected in the quarterly comparisons below. Q1 is before implementation of the restructuring plan, Q2 is the period of implementation and Q3 is the first full quarter after implementation.


                                                            FISCAL 2001 (IN THOUSANDS)
                                         ------------------------------------------------------------
                                              Q1             Q2               Q3              Q4
                                         ------------   ------------     ------------    ------------
       Cash operating costs                $  13,692     $   12,311       $   10,776      $     9,946
       Amortization/depreciation               7,720          5,823            2,094            2,078
       Stock based compensation                5,730            519              170              171
       Severance                               2,371           (118)             (70)             (75)
       Restructuring charges                       -        279,607                -                -
       Accrual for taxes                           -              -                -            1,085
       Loss on sale of building                    -          1,665                -              833


     BUILDING SALE: On December 20, 2001, the Company sold its building and property located at 2500 Dekalb Pike, East Norriton, PA. Prior to the restructuring plan described above, this facility served as the Company's headquarters. The sales price was $3.0 million before commissions, taxes and other costs of the sale. At closing, we received approximately $2.6 million cash and will receive an additional $180,000, currently held in escrow, upon the filing of certain tax returns. In 2001, a write-down and subsequent loss on the sale of the property totaling $2.5 million was recorded.

     UICI RELATIONSHIP: UICI is currently our largest single shareholder beneficially owning approximately 46% of Healthaxis common stock as of March 8, 2002. UICI and its subsidiaries, in the aggregate, also constitute our largest single client. During 2001, UICI accounted for 68% of our total revenues. See "Business - Relationship with UICI" for a summary of our current relationship with UICI and the agreements under which we provide services to UICI and the various sources or revenue. See also "Risk Factors - We are dependent upon our largest client, UICI, to a significant degree, and the reduction or loss of our business with UCI or another of our large clients could negatively affect our results of operations" and Note 7 of the Notes to Consolidated Financial Statements.

     DIGITAL INSURANCE MATTERS. The Company's relationship and history with Digital Insurance is further described in Note 8 to the Consolidated Financial Statements.

     Effective May 31, 2001, the Company amended its agreements with Digital Insurance and agreed to settle all amounts due (other than trade accounts receivable) under the original agreements for a lump sum cash payment of $2.0 million, which approximated our carrying value. The amended agreements also require Digital Insurance to pay Healthaxis $100,000 per month effective June 1, 2001 continuing through the earlier of either May 31, 2002, or the date Digital Insurance gives written notice to us that it no longer utilizes certain software as provided by Healthaxis. In 2001, we recognized $2.4 million revenue from Digital Insurance. As of May 31, 2002 we will have completed our contractual obligations to Digital Insurance. While we expect Digital Insurance to continue to contract with us for professional services to support and enhance its website, we expect the total revenue from this client to be significantly less in 2002.

     In October 2001, Digital Insurance completed an equity financing of $6.0 million, for which Healthaxis waived its preemptive rights to participate. Based upon the dilution and the share price for the newly issued preferred stock, we wrote down our investment in Digital Insurance to $227,000 ($0.07 per share). As a result of the additional equity financing of Digital Insurance, Healthaxis' ownership was reduced to approximately 2.5% of the fully diluted shares of Digital Insurance.

RESULTS OF OPERATIONS

     The Company focuses its cost containment initiatives on operating cash expenses. Operating depreciation / amortization, stock based compensation, amortization of intangible assets, loss on sale of building and the restructuring charge, with the exception of severance payments, are all non-cash expenses.

     Operating depreciation / amortization is the systematic charge to expense for tangible fixed assets used in the operation of the business. Stock based compensation is the result of stock options that were granted at an exercise price below the market price of the Company's common stock in 2000 and are charged to expense as vested, options that were repriced in 2000 and are accounted for as variable options with a "mark-to-market" expense charge to the extent the Company's stock price exceeds $2.49, and charges from the vesting of an Insurdata option plan that was assumed as part of the Insurdata Merger. Amortization of intangibles is the systematic expensing of customer base and developed software. The restructuring charge is described in "Restructuring Plan" previously discussed. The loss on sale of building is described in "Building Sale" previously discussed.

     The following tables are presented in such a manner that these significant non-cash expenses are distinguishable in 2001, 2000 and 1999. All information has been restated to present as discontinued operations Healthaxis' insurance operations (effective November 30, 1999) and Healthaxis' retail website operations (effective June 30, 2000).


                                                        YEAR ENDED DECEMBER 31, 2001 (IN THOUSANDS)
                                  ----------------------------------------------------------------------------------------
                                                         OPERATING          STOCK
                                      OPERATING        DEPRECIATION/        BASED                                % OF
                                        COSTS          AMORTIZATION      COMPENSATION          TOTAL           REVENUE
                                  ------------------- ---------------- -----------------  -----------------  -------------
Revenue                                                                                         $   43,790           100%
Revenue
Operating Expenses
    Cost of revenues                       $  37,898        $   3,303         $     792         $   41,993            96%
    Sales and marketing                        2,037               43             1,145              3,225             7%
    General and administrative                 8,659              219             4,614             13,492            31%
    Research and development                   1,325              115                39              1,479             3%
                                           ---------        ---------         ---------         ----------
        Subtotal                           $  49,919        $   3,680         $   6,590             60,189           137%
                                           =========        =========         =========         ----------
    Restructuring charge                                                                           279,607           639%
    Loss on sale of building                                                                         2,498             6%
    Amortization of intangibles                                                                     14,034            32%
                                                                                                ----------
        Total operating expenses                                                                $  356,328           814%
                                                                                                ==========


                                                        YEAR ENDED DECEMBER 31, 2000 (IN THOUSANDS)
                                  ----------------------------------------------------------------------------------------
                                                         OPERATING          STOCK
                                      OPERATING        DEPRECIATION/        BASED                                % OF
                                        COSTS          AMORTIZATION      COMPENSATION          TOTAL           REVENUE
                                  ------------------- ---------------- -----------------  -----------------  -------------
Revenue                                                                                          $  42,796           100%
Operating Expenses
    Cost of revenues                       $  39,218         $  3,790         $   4,067          $  47,075           110%
    Sales and marketing                        2,060                7             1,518              3,585             8%
    General and administrative                 9,127              635             2,618             12,380            29%
    Research and development                     916               58                 -                974             2%
                                           ---------         --------         ---------          ---------
         Subtotal                          $  51,321         $  4,490         $   8,203             64,014           150%
                                           =========         ========         =========          ---------
    Restructuring charge                                                                                 -             0%
    Loss on sale of building                                                                             -             0%
    Amortization of intangibles                                                                     40,678            95%
                                                                                                 ---------
          Total operating expenses                                                               $ 104,692           245%
                                                                                                 =========

                                               YEAR ENDED DECEMBER 31, 1999 (IN THOUSANDS)
                                  -------------------------------------------------------------------------
                                                        OPERATING          STOCK
                                     OPERATING        DEPRECIATION/        BASED
                                       COSTS          AMORTIZATION       COMPENSATION         TOTAL
                                  ------------------- ---------------- -----------------  -----------------

Revenue                                                                                         $      -
                                                                                                ========
Operating Expenses
    Cost of revenue                    $        504                 -                -          $    504
    Sales and marketing                         447                 -                -               447
    General and administrative                7,457                 -                -             7,457
    Research and development                      0                 -                -                 -
                                       ============      ============     ============          --------
        Subtotal                       $      8,408                 -                -             8,408
                                       ============      ============     ============          --------
    Restructuring charge                                                                               -
    Loss on sale of building                                                                           -
    Amortization of intangibles                                                                      765
                                                                                                --------
          Total operating expenses                                                              $  9,173
                                                                                                ========

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     REVENUES increased 2%, from $42.8 million for the year ended December 31, 2000 to $43.8 million for the same period in 2001. The increase was primarily the result of new revenue generated from one new client and one maturing client in our Application Solutions Group, as well as increased revenue from UICI and Digital Insurance, partially offset by the loss of two clients and reduced volume on another client in our Imaging Services Group.

     COST OF REVENUES includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation of tangible assets, system expenses such as maintenance and repair, as well as other related consumables. These costs decreased 11% from $47.1 million for the year ended December 31, 2000 to $42.0 million for the same period in 2001. Cost of revenues as a percentage of revenue declined from 110% in 2000 to 96% in 2001. A reduction of stock based compensation accounted for $3.3 million of the decrease. The remainder was due primarily to the reduced labor force and expense savings achieved pursuant to the restructuring plan implemented in May 2001, as described previously.

     SALES AND MARKETING EXPENSES consist primarily of employee salaries and related benefits, as well as promotional costs, such as direct mailing campaigns, trade shows and media advertising. These expenses decreased 10% from $3.6 million for the year ended December 31, 2000 to $3.2 million for the same period in 2001. After netting out stock based compensation charges of $1.5 million in 2000 and $1.1 million in 2001, the expenses were approximately the same.

     GENERAL AND ADMINISTRATIVE EXPENSES include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses increased 9% from $12.4 million for the year ended December 31, 2000 compared to $13.5 million for the same period in 2001. Stock based compensation of approximately $2.6 million was included in 2000 as compared to $4.6 million in 2001 due primarily to the re-measurement of options exchanged in the HAXS Merger (which merger is described in Note 4 of the Notes to Consolidated Financial Statements). Severance expenses totaling $2.1 million are included in 2001, as compared to none in 2000, primarily related to 2001 severance payments made to Mr. Clemens, the Company's former Chairman of the Board. Mr. Clemens and Healthaxis entered into a termination agreement of Mr. Clemens' employment contract, which became effective upon the consummation of the HAXS Merger on January 26, 2001. Net severance expense totaling $1.8 million was recorded during 2001 related to Mr. Clemens. An accrual of $1.1 million was also made in the fourth quarter of 2001 related to a contingent tax liability. The Company has taken a tax position on a matter that, if challenged, could result in payment of the amount accrued. After adjustment for these items, general and administrative operating costs have decreased approximately $4.1 million from 2000 as a result of the gradual reduction of management and corporate staff subsequent to the HAXS Merger in January 2001 and the restructuring plan implemented in May 2001.

     RESEARCH AND DEVELOPMENT EXPENSES are primarily the salary and related benefits of personnel engaged directly in the development of new products and the enhancement of existing products, prior to the establishment of technological feasibility. These expenses increased 52% from $1.0 million for the year ended December 31, 2000 to $1.5 million for the same period in 2001. In 2000, several projects were either billable to clients or capitalized, and accordingly were excluded from research and development. In 2001, much of the effort of the staff was for the development for the Company's new web-based products and is included in research and development expenses.

     RESTRUCTURING AND IMPAIRMENT CHARGES were approximately $279.6 million during the year ended December 31, 2001. These charges were recorded pursuant to the Company's adoption of an internal restructuring plan approved by the Board of Directors on May 11, 2001 and implemented on May 14, 2001. Approximately $277.2 million of this charge was attributable to the impairment of goodwill. The remainder is to record other costs of the restructuring, including severance payments for terminated employees, costs associated with relocating the corporate headquarters from Pennsylvania to Texas and the reduction of other long lived assets, primarily resulting from the decision to cease development and marketing of certain products. See further discussion of the Restructuring Plan previously discussed. There were no such charges during the comparable period in 2000.

     LOSS ON SALE OF BUILDING of $2.5 million in 2001 represents the write-down and the loss on the eventual sale of our building and property in Pennsylvania. See Building Sale previously discussed. There were no comparable expenses in 2000.

     AMORTIZATION OF INTANGIBLES includes the amortization of developed software, client base and goodwill. These expenses decreased 65% from $40.7 million for the year ended December 31, 2000 to $14.0 million for the same period in 2001. The decrease was primarily due to the revaluation of these assets at the time of the HAXS Merger on January 26, 2001 and the impairment of goodwill in the second quarter of 2001.

     INTEREST EXPENSE AND OTHER INCOME, NET changed from a net expense of $3.0 million in the year ended December 31, 2000 to a net expense of $2.8 million in the same period in 2001. Interest income was approximately $1.5 million less in 2001 than 2000 due to lower cash reserves. Interest expense was approximately $2.5 million lower in 2001 than 2000 because of the restructuring of the Company's convertible debentures, which resulted in lower interest costs. Additionally, 2000 included $600,000 in interest expense related to the ceding commission liability that was settled prior to 2001and a $1.4 million charge for accrued penalties on the convertible debentures, which were subsequently waived upon completion of the HAXS merger in January 2001. The reversal of the accrued penalties was accounted for as an extraordinary gain in 2001. Finally, the 2001 results include the $3.0 million write-down of our investment in Digital Insurance as previously discussed.

     MINORITY INTEREST IN LOSS OF SUBSIDIARY was $36.0 million for the year ended December 31, 2000 compared to $3.1 million for the same period in 2001. Minority interest was only recorded for approximately one month in 2001 (the HAXS Merger closed in January 2001), compared to the full twelve-month period in 2000. Subsequent to the HAXS Merger, the Company owned 100% of the Healthaxis subsidiary and, therefore, no subsequent minority interest was recorded.

     NET LOSS FROM DISCONTINUED OPERATIONS of $8.6 million for the year ended December 31, 2000 included a $2.3 million loss on the sale of certain assets to Digital Insurance and a $6.3 million loss related to the operations that were discontinued. There were no comparable expenses in 2001.

     EXTRAORDINARY GAIN of $1.7 million in the year ended December 31, 2001 is the result of the restructuring of the Company's convertible debentures, which was completed on January 29, 2001. The majority of this gain relates to penalties owed to the debenture holders under a registration rights agreement, which were forgiven as part of the restructuring of the terms. The gain of $1.9 million in 2000 relates to the settlement of the ceding commission liability with RCH. Prior to the settlement, the book value of the ceding commission liability was $6.0 million. In December 2000, the Company settled the debt for a cash payment of approximately $4.1 million. See Note 16 of Notes to Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     REVENUES were $42.8 million for the year ended December 31, 2000 as compared to no revenue for the year ended December 31, 1999. The sale of our retail web-site business to Digital Insurance resulted in all revenues from 1999 being reported as discontinued operations. All revenues in 2000 are derived from the merged divisions of Insurdata.

     COST OF REVENUES were $47.1 million for the year ended December 31, 2000, as compared to $504,000 for the year ended December 31, 1999, with the increase due to the addition of the operations of the merged divisions of Insurdata. Included in these operating expenses for 2000 was $4.1 million in non-cash stock based compensation related primarily to the repricing of options in May 2000.

     SALES AND MARKETING EXPENSES were $3.6 million for the year ended December 31, 2000 as compared to $447,000 for the year ended December 31, 1999. This increase was due primarily to increased personnel and additional initiatives, including direct mail, media advertising, and trade shows in the year ended December 31, 2000, as compared to the same period in 1999. Included in the sales and marketing expenses for 2000 is $1.5 million in non-cash stock based compensation previously described.

     GENERAL AND ADMINISTRATIVE EXPENSES increased 66% to $12.4 million for the year ended December 31, 2000, as compared to $7.5 million for the year ended December 31, 1999. This increase was due primarily to the Insurdata merger. Employee and recruiting expenses increased from $2.7 million for the year ended December 31, 1999 to $9.3 million for the year ended December 31, 2000, while outside professional fees and overhead expenses decreased from $4.8 million for the year ended December 31, 1999 to $3.1 million for the year ended December 31, 2000. Included in these employee costs for 2000 is $2.6 million in non-cash stock based compensation previously described.

     RESEARCH AND DEVELOPMENT EXPENSES were approximately $1.0 million for the year ended December 31, 2000 as compared to none for the comparable period in 1999. The change is the result of the Insurdata Merger (which merger is described in Note 4 of the Notes to Consolidated Financial Statements) in January 2000.

     AMORTIZATION OF INTANGIBLES of $40.7 million for the year ended December 31, 2000 primarily consisted of the amortization of goodwill of $34.1 million related to the Insurdata Merger. Amortization of intangibles of $765,000 for the year ended December 31, 1999 consisted of the amortization of goodwill related to the purchase of Healthaxis.com stock by Healthaxis.

     MINORITY INTEREST IN LOSSES OF SUBSIDIARY was approximately $36.0 million for the year ended December 31, 2000 as compared to $1.0 million for the comparable period in 1999. The Insurdata Merger in January 2000 resulted in larger losses due in large part to the amortization of goodwill and intangible assets resulting from that merger. The Insurdata Merger also increased the holdings of the minority shareholders to approximately 63% in 2000, which results in a larger portion of the loss being allocated to the minority shareholders.

     INTEREST EXPENSE AND OTHER INCOME, NET was $3.0 million for the year ended December 31, 2000 as compared to $925,000 for the year ended December 31, 1999. The increase in expense was due primarily to the interest on convertible debentures and penalties accrued to the holders of the convertible debentures related to a stock registration rights agreement. Total interest expense for 2000 was $4.8 million, including $1.4 million attributable to the accrued penalties, which were subsequently waived upon completion of the HAXS Merger in January 2001, at which point these penalties were reversed. Interest income for 2000 totaled $2.3 million and resulted from Healthaxis' higher cash balances throughout 2000 compared to 1999. In addition, Healthaxis recorded losses of $0.5 million in 2000 on the disposition of fixed assets related to the closing of offices in Salt Lake City, UT and Montego Bay, Jamaica.

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

     EXTRAORDINARY GAIN of $1.9 million in 2000 relates to the settlement of the ceding commission liability with RCH. Prior to the settlement, the book value of the ceding commission liability totaled $6.0 million. In December 2000, the Company settled the debt for a cash payment of approximately $4.1 million. There were no extraordinary items in 1999. See Note 16 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. A major objective of HAXS is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short-term equivalents on hand plus funds generated from operating cash flow. Our cash balances were as follows during 2001:

     January 1    -   $17.2 million
     March 31     -   $12.0 million
     June 30      -   $12.2 million
     September 30 -   $12.3 million
     December 31  -   $13.2 million

     In the second quarter, we received a $2.0 million lump sum payment from Digital Insurance as previously described. In the fourth quarter, we sold our building in Pennsylvania for a net cash amount of $2.6 million with an additional $180,000 due upon final tax filings. Along with these events, the significant improvement in cash flow from the 2001 first quarter is the result of cost containment measures put in place following the HAXS Merger on January 26, 2001 and further savings recognized through the restructuring plan implemented on May 14, 2001.

     CASH USED IN OPERATING ACTIVITIES for the year ended December 31, 2001 was $3.9 million as compared to $31.6 million for the same period in 2000. The reduced cash expenditure was the result of discontinuing the operations of the retail website effective June 30, 2000, and the combined effects of the cost containment measures put into place following the HAXS Merger in January 2001 and savings resulting from the restructuring plan implemented in May 2001. Use of cash in 2000 included approximately $3.7 million related to the ceding commission liability, compared to none in 2001. Changes in working capital, particularly accounts receivable, accounts payable, and accrued liabilities, generated a use of cash of $131,000 in 2001 as opposed to approximately $6.7 million in 2000.

     CASH GENERATED FROM INVESTING ACTIVITIES for the year ended December 31, 2001 was $94,000 as compared to cash used of $9.3 million for the comparable period in 2000. Approximately $2.1 million was provided in 2000 as a result of cash acquired in the Insurdata Merger in January 2000. Net of this Insurdata cash, the cash used in investing activities in 2001 decreased $11.5 million from the prior year. Approximately $3.5 million of this cash improvement was the result of a reduction in the purchase of fixed assets, and an additional $3.1 million was the result of the sale of our building and property in Pennsylvania and the sale of equipment. Approximately $3.1 million was the result of lowering our expenditures on capitalized software and contract start up. An additional $1.7 million of the cash improvement resulted from collection on notes receivable and reduced acquisition costs.

     CASH USED FROM FINANCING ACTIVITIES increased by $233,000 as a result of $263,000 cash used in 2001 for capital lease payments as compared to $554,000 in 2000 offset by $524,000 cash received in 2000 from the exercise of stock options.

     OBLIGATIONS: In 1999, the Company issued 2% convertible debentures in the amount of $27.5 million. These debentures, as amended, are due on September 14, 2005 and may be converted into common stock at a conversion price of $9.00 per share at the option of the holder. Interest is paid semi-annually on January 1 and July 1 of each year and, at the Company's option, may be paid in cash or in stock. See Note 13 of Notes to Consolidated Financial Statements.

     The Company also has certain capital and operating lease commitments totaling $4.1 million over the next five years. These leases are primarily for office space and data processing equipment. We have no other significant cash commitments other than the day to day operations of the business. See Note 15 of Notes to Consolidated Financial Statements

     We expect the current cash reserves and the cash generating from future operations will be sufficient to fund our operations for the next 12 months. Funding operations on a longer-term basis will depend upon our ability to continue controlling costs (as described previously in "Restructuring Plan") and to generate new revenues. There can be no assurances that we will be successful in achieving these goals. If external funds are necessary to support our business operations, there can be no assurance that under current conditions such funds would be available or, if available, would not dilute shareholders' interests or returns.

CRITICAL ACCOUNTING POLICIES

     GENERAL. Our discussion and analysis of Healthaxis' financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent FROM other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are those which are most important to the financial statement presentation and that require the most difficult, subjective complex judgments. We believe the following critical accounting policies include the more significant judgments and estimates used in the preparation of our consolidated financial statements.

     REVENUE RECOGNITION: Some of our revenues are generated from complex arrangements, which require significant revenue recognition judgments particularly in the areas of customer acceptance, installation, and collectibility. Additionally, some of our revenues are generated from fixed-price contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on percentage-of-completion, using the time-to-completion method to measure the percent complete with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future margins may be negatively affected or losses on existing contracts may need to be recognized.

     GOODWILL AND INTANGIBLE IMPAIRMENT: On January 7, 2000 Healthaxis.com completed a merger with Insurdata Incorporated (the "Insurdata Merger"). The transaction was accounted for using the purchase method of accounting and Healthaxis was determined to be the accounting acquirer. The purchase price allocation resulted in the recording of goodwill and other intangible assets, namely, developed software and customer base. On January 26, 2001, Healhaxis.com merged into Healthaxis (the "HAXS Merger"). The transaction was accounted for as a purchase of minority interest, which resulted in a reduction of the goodwill and revaluation of the intangible assets.

     In May 2001 the company implemented a restructuring plan and realignment of operations modifying the structure and size of the organization. In addition, we abandoned the development and marketing of certain products that no longer fit our business strategy. Our policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The restructuring was the culmination of such events and, therefore, we evaluated the carrying value of long-lived assets, including enterprise level goodwill and intangible assets. Adjustments to goodwill and developed software were recorded at that time.

     In assessing the recoverability of goodwill and other intangible assets, we must make assumptions as to the estimated useful life of the asset and discounted cash flows, which require the use of discount rates and estimates of future revenue streams.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. In 2002, the Company will apply the new rules and perform the first of the required impairment tests of goodwill as of January 1, 2002. Upon adoption, the Company will no longer amortize its goodwill. The Company has not determined whether the tests, required under the new guidance to be performed by June 2002, will result in any impairment of its goodwill.

     INVESTMENT VALUATION: We account for investments in which we do not have significant control on the cost basis. We record impairment charges when we believe an investment has experienced a decline in value that is other than temporary. Currently, our only such investment is in a non-publicly traded entity whose value is difficult to determine. We have based the carrying value on the number of shares that we own and the price of the investment entity's most recently completed equity transaction. Changes in circumstances relative to this investment could result in additional future reductions to the carrying value, however the current carrying value of our investment is less than $250,000.

     POST RETIREMENT BENEFITS: We have an obligation to provide certain post retirement benefits to a group of retirees formerly employed by the Company. The benefits are lifetime health and life insurance coverage. Because this obligation exists until the death of the participants, actuarial calculations, which include the use of estimates, are used to determine the carrying value of the liability. These estimates include the life expectancy of the participants, a discount rate to calculate the present value of the expected future costs, and growth rates to project anticipated future increases in the cost of the benefits provided. The amount necessary to satisfy this obligation may therefor be different than the amount accrued.

     CONTINGENT LIABILITIES: Healthaxis' policy is to record contingent liabilities that are both measurable and probable. We have recorded such a tax liability based upon the amount that we would pay if our tax position were rejected by the taxing authority. The final amount paid, if any, could be different than the amount we have accrued.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies," and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

     SFAS No. 142, supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS 142. The Company incurred $10,443 of amortization expense in 2001 related to goodwill that will not be incurred in future periods under this new guidance.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of SFAS No. 144 on its financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     Our cash equivalents and other investment instruments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income. These instruments are not entered into for trading purposes. We do not expect our interest income to be significantly affected by a sudden change in market interest rates.

     The convertible debentures outstanding at December 31, 2001 are fixed rate obligations and would not be exposed to the impact of interest rate fluctuations. To the extent that the Company seeks to refinance these instruments, the prevailing market interest rates on replacement debt could exceed rates currently paid thereby increasing interest expense and increasing net loss.

ITEM 8.  FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Auditors...........................................    39

Report of Independent Certified Public Accountants.......................    40

Consolidated Balance Sheets - December 31, 2001 and 2000.................    41

Consolidated Statements of Operations
   Years ended December 31, 2001, 2000 and 1999..........................    42

Consolidated Statements of Changes in Stockholders' Equity
   Years ended December 31, 2001, 2000 and 1999..........................    43

Consolidated Statements of Cash Flows
   Years ended December 31, 2001, 2000 and 1999..........................    44

Notes to Consolidated Financial Statements...............................    46

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Healthaxis Inc.



We have audited the accompanying consolidated balance sheet of Healthaxis Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthaxis Inc. and Subsidiaries at December 31, 2001, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                                     /s/ Ernst & Young LLP
                                                     ---------------------
                                                         Ernst & Young LLP


Dallas, Texas
February 26, 2002, except for Note 26, as to which the date is March 6, 2002.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Healthaxis Inc.
Irving, Texas


We have audited the accompanying consolidated balance sheet of Healthaxis Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthaxis Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles general accepted in the United States of America.


                                                     /s/ BDO Seidman, LLP
                                                     --------------------
                                                         BDO Seidman, LLP

Dallas, TX
March 16, 2001


                                        HEALTHAXIS INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                     (Dollars in thousands except share data)
                                                                                                        DECEMBER 31,
                                                                                                    2000            2001
                                                                                                 ---------       ---------
ASSETS
Cash and cash equivalents                                                                        $  13,149       $  17,170
Accounts receivable, net of allowance for doubtful accounts of $50 and $300, respectively            2,594           2,061
Accounts receivable from affiliates                                                                  3,286           5,090
Prepaid expenses and other current assets                                                              412             694
Notes receivable                                                                                       119             577
                                                                                                 ---------       ---------
         Total current assets                                                                       19,560          25,592

Property, equipment and software, less accumulated depreciation and
    amortization of $10,311 and $10,036, respectively                                                3,451           6,431
Capitalized software and contract start-up costs, less accumulated
     amortization of $1,327 and $1,478, respectively                                                 2,525           7,240
Customer base, less accumulated amortization of $2,379 and $4,301, respectively                      6,743          12,904
Goodwill, less accumulated amortization of $1,533 and $34,109, respectively                         24,308         648,854
Notes receivable from employees                                                                        311             631
Notes receivable                                                                                       308             242
Deferred acquisition costs                                                                               -             801
Assets held for sale                                                                                     -           5,005
Investment in Digital Insurance, Inc.                                                                  227           3,178
Other assets                                                                                           155             114
                                                                                                 ---------       ---------
                  Total assets                                                                   $  57,588       $ 710,992
                                                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                                 $   1,188       $   1,275
Accrued liabilities                                                                                  2,920           5,724
Deferred revenues                                                                                    1,867             737
Obligations under capital leases                                                                         8             269
                                                                                                 ---------       ---------
         Total current liabilities                                                                   5,983           8,005

Convertible debentures                                                                              27,134          27,367
Post retirement and employment liabilities                                                             995           1,072
Other liabilities                                                                                    1,087              15
                                                                                                 ---------     -----------
                  Total liabilities                                                                 35,199          36,459

Commitments and contingencies

Minority interest in COM
    Common stock                                                                                         -         442,989
    Preferred stock                                                                                      -          15,049

Stockholders' Equity:
Preferred stock, par value $1:  authorized 20,000,000 shares:
    Series A cumulative convertible, no shares issued or outstanding                                     -               -
    Series B cumulative convertible, no shares issued or outstanding                                     -               -
Common stock, par value $.10:  authorized 50,000,000 shares,
    issued and outstanding 52,978,613 and 13,097,618 shares                                          5,298           1,310
Common stock, Class A, par value $.10:  authorized 20,000,000
    shares, none issued and outstanding                                                                  -               -
Additional paid-in capital                                                                         433,386         325,797
Accumulated deficit                                                                               (416,069)       (105,497)
Unearned compensation                                                                                 (226)         (5,115)
                                                                                                 ---------       ---------
                  Total stockholders' equity                                                        22,389         216,495
                                                                                                 ---------       ---------
                  Total liabilities and stockholders' equity                                     $  57,588       $ 710,992
                                                                                                 =========       =========

                              See notes to consolidated financial statements.


                                        HEALTHAXIS INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              (Dollars in thousands, except share and per share data)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                            2001               2000               1999
                                                                            ----               ----               ----
Revenue                                                                  $  14,133         $   13,301          $        -
Revenue from affiliates                                                     29,657             29,495                   -
                                                                         ---------         ----------          ----------
     Total                                                                  43,790             42,796                   -

Expenses:
        Costs of revenues                                                   41,993             47,075                 504
     Sales and marketing                                                     3,225              3,585                 447
     General and administrative                                             13,492             12,380               7,457
        Research and development                                             1,479                974                   -
        Restructuring and impairment charges                               279,607                  -                   -
        Loss on sale of building                                             2,498                  -                   -
     Amortization of intangibles                                            14,034             40,678                 765
                                                                         ---------         ----------          ----------
         Total expenses                                                    356,328            104,692               9,173
                                                                         ---------         ----------          ----------

     Operating loss                                                       (312,538)           (61,896)             (9,173)

        Interest expense and other income, net                              (2,795)            (2,977)               (925)
                                                                         ---------         ----------          ----------

     Loss before minority interest                                        (315,333)           (64,873)            (10,098)

Minority interest in loss of subsidiary                                      3,080             35,988               1,008
                                                                         ---------         ----------          ----------

Loss before provision for income taxes                                    (312,253)           (28,885)             (9,090)

Income tax provision                                                             -                585                   -
                                                                         ---------         ----------          ----------

Loss from continuing operations                                           (312,253)           (28,300)             (9,090)
                                                                         ---------         ----------          ----------

Loss from sale of discontinued operations                                        -             (2,300)            (10,263)
Loss from discontinued operations:
    Insurance operations                                                         -                  -              (8,052)
    Retail website operations                                                    -             (6,341)            (19,126)
                                                                         ---------         ----------          ----------
Total loss from discontinued operations                                          -             (8,641)            (37,441)
                                                                         ---------         ----------          ----------

Loss before extraordinary item                                            (312,253)           (36,941)            (46,531)

Extraordinary gain                                                           1,681              1,925                   -
                                                                         ---------         ----------          ----------

     Net loss                                                             (310,572)           (35,016)            (46,531)

Dividends on preferred stock                                                     -                  -                  70
                                                                         ---------         ----------          ----------

     Net loss applicable to common stockholders                          $(310,572)        $  (35,016)         $  (46,601)
                                                                         ==========        ===========         ===========

Loss per share of common stock (basic and diluted)
     Continuing operations                                               $   (6.22)        $    (2.17)         $    (0.75)
        Discontinued operations                                                  -              (0.66)              (3.05)
     Extraordinary gain                                                        .03                .15                   -
                                                                         ---------         ----------          ----------

     Net loss                                                            $   (6.19)        $    (2.68)         $    (3.80)
                                                                         ==========        ===========         ===========

Weighted  average  common shares and  equivalents  used in computing loss per share
     Basic and diluted                                                   50,149,000         13,082,000          12,260,000

                              See notes to consolidated financial statements.

                        HEALTHAXIS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)


                                                                                                                       Accumulated
                                                                                         Additional                       Other
                                              Preferred Stock         Common Stock        Paid-In      Accumulated    Comprehensive
                                            Shares      Amount     Shares      Amount     Capital        Deficit      Income (Loss)
                                            ------      ------     ------      ------     -------        -------      -------------

BALANCE, DECEMBER 31, 1998                    557       $  557     11,489     $ 1,149    $  27,002     $  (23,879)     $      666

Comprehensive income:
      Net loss 1999                                                                                       (46,531)
      Other comprehensive income                                                                                             (666)

Comprehensive loss

Issuance of common stock                                               25           3          267
Stock options and warrants exercised                                  956          95        5,876
Increase in net assets in COM                                                               44,395
Warrants and non employee options issued                                                     3,757
Conversion of preferred stock                (557)        (557)       557          56          501
Cash  dividends  declared on preferred                                                                        (71)
                                            ------      ------     ------     -------    ---------     ----------      ------------
stock
BALANCE, DECEMBER 31, 1999                       -           -     13,027       1,303       81,798        (70,481)              -

Net loss 2000                                                                                             (35,016)
35,016)
Stock options and warrants exercised                                   71           7          334
Increase in net assets in COM                                                              242,845
Employee stock option compensation                                                             820
Valuation of Insurdata options
Amortization/forfeiture of unearned
   compensation
                                            ------      ------     ------    --------    ---------     ----------      ------------
BALANCE, DECEMBER 31, 2000                       -           -     13,098       1,310      325,797       (105,497)              -

Net loss 2001                                                                                            (310,572)
Issuance of common stock in HAXS Merger                            39,629       3,963      105,017
Exchange  and  revaluation  of options in
   HAXS Merger                                                                              (2,764)
Increase in net assets in COM                                                                  115
Common stock issued in lieu of interest and                           252          25          348
   severance
Employee stock option compensation                                                           5,277
Amortization/forfeiture of unearned
   compensation                                                                               (404)
                                            ------      ------     ------    --------    ---------     ----------      ------------
BALANCE, DECEMBER 31, 2001                       -      $    -     52,979    $  5,298    $ 433,386     $ (416,069)     $        -
                                                 =      ======     ======    ========    =========     ==========      ============

                                               Unearned
                                             Compensation      Total
                                             ------------     -------

BALANCE, DECEMBER 31, 1998                    $        -    $   5,495

Comprehensive income:
      Net loss 1999                                           (46,531)
      Other comprehensive income                                 (666)
                                                             ---------
Comprehensive loss                                            (47,197)
                                                             ---------
Issuance of common stock                                          270
Stock options and warrants exercised                            5,971
Increase in net assets in COM                                  44,395
Warrants and non employee options issued                        3,757
Conversion of preferred stock                                       -
Cash  dividends  declared on preferred                            (71)
                                             ------------   ----------
stock
BALANCE, DECEMBER 31, 1999                             -       12,620

Net loss 2000                                                 (35,016)
35,016)
Stock options and warrants exercised                              341
Increase in net assets in COM                                 242,845
Employee stock option compensation                                820
Valuation of Insurdata options                   (10,691)     (10,691)
Amortization/forfeiture of unearned
   compensation                                    5,576        5,576
                                             ------------   ----------
BALANCE, DECEMBER 31, 2000                        (5,115)     216,495

Net loss 2001                                                (310,572)
Issuance of common stock in HAXS Merger                       108,980
Exchange  and  revaluation  of options in
   HAXS Merger                                     3,459          695
Increase in net assets in COM                                     115
Common stock issued in lieu of interest and                       373
   severance
Employee stock option compensation                              5,277
Amortization/forfeiture of unearned
   compensation                                    1,430        1,026
                                             ------------   ----------
BALANCE, DECEMBER 31, 2001                   $      (226)   $  22,389
                                             ============   ==========


                 See notes to consolidated financial statements.

                        HEALTHAXIS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)


                                                                                        YEARS ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                        2001                2000               1999
                                                                            ----                ----               ----
    Net loss                                                           $ (310,572)           $ (35,016)         $ (46,531)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Loss on sale of discontinued operations                                  -                2,300              8,763
       Depreciation and amortization                                       18,745               51,742             17,739
       Issuances of warrants                                                    -                    -              1,394
           Loss on building                                                 2,498                    -                  -
           Gain on restructuring/forgiveness of debt                       (1,681)              (1,925)                 -
           Bad debt reserve                                                   (89)                 680                  -
       Non-cash restructuring and impairment charges                      279,258                    -                  -
       Minority interest in loss of subsidiary                             (3,080)             (47,187)            (7,747)
           Stock option compensation                                        5,564                4,927                  -
       Write down of investment in Digital Insurance, Inc.                  2,872                    -                  -
       Common stock issued for services, interest and severance               373                    -                270
       (Gain) loss on disposition of assets                                    (6)                 721                749
       Non-cash interest on convertible debt                                   28                2,348                573
       Non-cash expense for service agreements                                  -                    -                556
       Changes in operating assets and liabilities net of
             amounts acquired or divested:
                 Accounts receivable                                        1,540             (1,868)                   -
          Premium due and uncollected,  unearned premium and
             premium received in advance                                        -                    -                354
          Prepaid expenses                                                    282                   69             (4,729)
          Due to/from reinsurers                                                -                    -             10,030
          Due from third party administrator                                    -                    -              6,849
          Deferred policy acquisition costs, net                                -                    -              2,106
          Accrued investment income                                             -                    -                152
          Other assets, current and deferred income taxes and
             other liabilities                                                (40)                 733              2,099
          Accounts payable and accrued liabilities                         (1,671)              (4,880)             2,963
                 Income taxes payable                                           -                 (585)                 -
                 Deferred revenues                                          1,130                  340                  -
          Ceding commission and interest                                        -               (3,675)               600
                 Future policy benefits and claims                            (77)                  42            (45,940)
          Other liabilities                                                 1,074                 (355)                 -
                                                                       ----------            ---------          ---------
    Net cash used in operating activities                                  (3,852)             (31,589)           (49,750)
                                                                       -----------           ---------          ---------


CASH FLOWS FROM INVESTING ACTIVITIES
       Payments for sale of subsidiary                                          -                                 (14,700)
           Cash in acquired company                                             -                2,126                  -
           Investment in capitalized software and contract start-up        (2,513)              (5,576)                 -
       Proceeds from sale of bonds                                              -                    -              6,656
           Proceeds from sale of building                                   2,626                    -                  -
       Proceeds from sale of equipment                                        523                    -                  -
       Payment of acquisition costs                                          (471)              (1,491)              (750)
       Collection on notes receivable, net                                    712                   52              1,328
       Purchases of property, equipment and software                         (862)              (4,391)            (4,169)
       Other                                                                   79                   -                  45
                                                                       ----------            ---------          ---------
    Net cash provided by (used in) investing activities                        94               (9,280)           (11,590)
                                                                       ----------            ---------          ---------

                        HEALTHAXIS INC. AND SUBSIDIARIES

                             (Dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
       Principal payments on capital lease                                   (263)                (554)              (379)
       Repayment of loans payable                                               -                    -             (1,465)
       Purchase of Healthaxis common stock                                      -                    -             (8,203)
       Net proceeds from the sale of convertible debt                           -                    -             26,763
       Net proceeds from the sales of Healthaxis common stock                   -                    -             59,445
       Net proceeds from the sales of preferred stock                           -                    -             12,082
       Exercise of stock options                                                -                  341              5,052
           Exercise of Healthaxis stock options                                 -                  183                  -
       Dividends paid on preferred stock                                         -                   -                (71)
                                                                        ---------             --------           --------
    Net cash (used in) provided by financing activities                      (263)                 (30)            93,224
                                                                        ---------             --------           --------
    (Decrease) increase in cash and cash equivalents                       (4,021)             (40,899)            31,884
    Cash and cash equivalents, beginning of period                         17,170               58,069             26,185
                                                                        ---------             --------           --------
    Cash and cash equivalents, end of period                            $  13,149             $ 17,170           $ 58,069
                                                                        =========             ========           ========

Supplemental disclosure of cash flow information:
    Interest paid                                                     $       323          $       574          $      78
Non-cash investing activities
      Issuance of common stock and options in connection
              with HAXS and Insurdata mergers, respectively           $   111,188          $   722,488          $       -
      Receipt of Digital Insurance, Inc. common shares                          -                3,178                  -
       Issuance of note to Digital Insurance, Inc.                              -                  500                  -
Non-cash financing activities
    Issuance of warrants                                              $         -          $         -          $   6,808
    Exercise of options                                                         -                    -                900
    Repayment of loans payable                                                  -                    -             (2,400)
    Conversion of preferred stock to common stock                               -                    -                557

                 See notes to consolidated financial statements

                        HEALTHAXIS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)


NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Healthaxis Inc. ("Healthaxis"), formerly Provident American Corporation, is a Pennsylvania corporation organized in 1982. Healthaxis.com, Inc. ("COM"), a consolidated subsidiary of Healthaxis, was formed on March 26, 1998. Healthaxis operates as a technology solutions provider in the health care administration market. Healthaxis provides application solutions and services to both healthcare payers and those entities involved in the distribution and administration of health insurance. Healthaxis offers a suite of Internet based software applications and services designed to enhance the efficiency and effectiveness of insurance plan distribution, claims administration, benefits enrollment, benefits maintenance and conversion of insurance claims information to electronic form. In addition, Healthaxis provides systems integration, technology management, and data capture services.

Until November 30, 1999, Healthaxis was a regulated insurance holding company owning 100% of Provident Indemnity Life Insurance Company ("PILIC"). On November 30, 1999, Healthaxis sold PILIC. As a result, the results of operations of PILIC prior to the sale are presented as a discontinued business segment (See Note 5).

On January 7, 2000, COM completed a merger with Insurdata Incorporated ("Insurdata"), a subsidiary of UICI (See Note 4). COM emerged as the surviving entity. Prior to this merger, COM was engaged in the marketing and sale of health insurance products over the Internet through a retail website. On June 30, 2000, COM entered into an agreement to sell substantially all of the assets used in connection with the retail website operations (See Note 5). As a result, the retail website operations are presented as a discontinued business segment. The continuing operations of Healthaxis and its subsidiaries ("the Company") are principally those obtained in the Insurdata merger.

On January 26, 2000, Healthaxis and COM entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which Healthaxis would acquire all of the outstanding shares of COM it did not currently own through the merger of COM with a wholly-owned subsidiary of Healthaxis ("HAXS Merger"). On September 29, 2000, Healthaxis and COM entered into an Amended and Restated Agreement and Plan of Reorganization and Amended and Restated Agreement and Plan of Merger that, among other things, adjusted the merger exchange ratio from 1.127 to 1.334. On January 26, 2001, the shareholders of Healthaxis and COM approved this merger and the transaction was consummated.

The Company's operations during 2001 were conducted primarily through its subsidiary, COM. In December 2001 the Company reorganized and formed a new subsidiary, Healthaxis, Ltd., through which all operations are now conducted.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


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

PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software are recorded at cost. Expenditures for improvements that increase the estimated useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets ranging from 1 to 20 years.

CAPITALIZED SOFTWARE

Healthaxis incurs development costs that relate primarily to the development of new products and major enhancements to existing services and products. All development costs related to software development projects incurred prior to the time a project has reached technological feasibility are expensed. Software development costs incurred subsequent to reaching technological feasibility are capitalized up to the point of product marketability. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. Healthaxis capitalized $1,586, $5,238, and $0 in software development costs during the years ended December 31, 2001, 2000, and 1999, respectively. All software development costs capitalized are amortized over the remaining economic life of the product (generally three to five years) using the greater of the amount calculated under (i) the gross revenue method or (ii) the straight-line method. Healthaxis recorded amortization expense relating to capitalized software development costs totaling $1,044, $341, and $0 during the years ended December 31, 2001, 2000, and 1999, respectively.

Direct internal and external costs associated with the development of the features, content and functionality of WWW.HEALTHAXIS.COM, Healthaxis' web site, incurred during the application development stage, have been capitalized and are being amortized on a straight line basis over the estimated useful life.

START-UP COSTS

Healthaxis capitalizes costs, including direct labor and fringe benefits, directly attributable to contract start-up activities. Such costs are amortized over the life of the respective contract. All other start-up costs not directly related to contracts are expensed. Contract start-up costs capitalized during the years ended December 31, 2001, 2000, and 1999 totaled $928, $338, and $0, respectively. Healthaxis recorded amortization expense relating to contract start-up costs of $468, $299, and $0 during the years ended December 31, 2001, 2000, and 1999, respectively.

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on goodwill and other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment included material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

The Company reviews its long-lived assets and certain intangible assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets estimated using discounted cash flows.

DEFERRED ACQUISITION COSTS

The Company defers the costs associated with pending mergers. These costs include legal, accounting and investment banking services. These costs are included as a component of the purchase price upon consummation of the merger. Deferred acquisition costs at December 31, 2000 relate to the pending merger between Healthaxis and COM

INVESTMENT VALUATION

The Company accounts for investments in which it does not have significant control on the cost basis. Impairment charges are recorded when management believes that an investment has experienced a decline in value that is other than temporary.

STOCK OPTIONS AND WARRANTS - NONEMPLOYEES

The Company accounts for all options and warrants granted to non-employees at fair value (See Note 22).

STOCK OPTIONS AND WARRANTS - EMPLOYEES AND DIRECTORS

The Company has elected to continue to account for stock-based compensation for employees and directors using the intrinsic value method of option accounting and to provide additional disclosures with respect to the pro forma effects had the Company recorded compensation expense based upon the fair value of the options granted.

Compensation cost for stock options is recognized based on the intrinsic value of options granted. The excess fair value, if any, of the underlying stock on the grant date over the options exercise price is recognized as compensation expense over the option vesting period using the straight-line method (See Note
22).

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


REVENUE RECOGNITION

The Company's revenues consist primarily of professional services fees, software license fees, and transaction fees.

Professional services are either time-and-materials or fixed-price arrangements. Time-and-materials arrangements are billed on a fee per hour or per day basis, or on a cost plus 10% basis. In general, revenue from time-and-materials arrangements is recognized as services are provided so long as collection of the resulting receivable is reasonably assured. Revenue from fixed price contracts is recognized under the percentage of completion method, using the time-to-completion method to measure the percent complete. The cumulative impact of any revision in estimates of the percent complete or recognition of losses on loss contracts is generally reflected in the period in which the changes or losses become known. In circumstances where professional services fees are provided at below market rates in connection with a longer-term processing contract, such revenue and the related costs are deferred and recognized ratably over the remaining life of the respective contract.

Revenue from software license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected.

When more than one product or service is provided to a customer under one arrangement such as software products, upgrades, enhancements, post-contract customer support, installation, and training, the Company allocates revenue to each element of the arrangement based on the relative fair values of the elements.

Revenue from transaction fees consists of fees billed on a fee-per-unit basis such as charges per covered member per month, per claim processed, and per document imaged. Although transaction fees are often billed one month in advance, transaction revenue is recorded at the time that the transaction occurs.

The Company accounts for non-monetary transactions at values based on similar cash transactions that have occurred within six months prior to the date of the exchange.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (See Note 18). Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK

Basic loss per common share calculations are determined by dividing the loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is determined by dividing the losses available to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. All of the Company's warrants, stock options, and convertible debentures were anti-dilutive for all periods presented, and therefore are not included in the diluted loss per common share calculations.

SEGMENTS

The Company presents information regarding its segments based on the Company's internal organization and presents revenue and operating results based on internal accounting methods. The Company's financial reporting systems present various data for management to operate the business, including profit and loss statements prepared on a basis not consistent with accounting principles generally accepted in the United States.

RECLASSIFICATIONS OF PRIOR YEAR AMOUNTS

Certain prior year amounts have been reclassified to conform with the 2001 presentation or in accordance with applicable accounting requirements.


RECENT ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies," and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

SFAS No. 142, supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS 142. The Company incurred $10,443 of amortization expense in 2001 related to goodwill that will not be incurred in future periods under this new guidance.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of SFAS No. 144 on its financial position and results of operations.

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


NOTE 3 - CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

UICI, the Company's largest client and majority shareholder, accounted for $3,286 or 56% of the Company's accounts receivable as of December 31, 2001. Otherwise, concentrations of credit risk with respect to accounts receivable are limited due to the number clients, as well as their dispersion across many different geographical areas within the United States. The Company does not require collateral from its customers. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our clients to make required payments. Historically, bad debts have not been material.

The carrying amount of cash and cash equivalents, accounts receivable, accounts receivable from affiliate, notes receivable, notes receivable from employees, accounts payable, and accrued liabilities approximates fair value due to the short maturities of these instruments.

The Company estimates the fair value of the convertible debentures to be $18,664. This estimate was calculated by discounting the future cash flows of the debentures at a discount rate of 14% and considers the estimated fair value of the equity conversion rights.

The Company has no involvement with derivative financial instruments, including those for speculative or trading purposes.

NOTE 4 - MERGERS

2000 INSURDATA MERGER

On January 7, 2000, COM completed a merger with Insurdata, a health care technology company and a majority owned subsidiary of UICI ("Insurdata Merger"). The transaction was accounted for using the purchase method of accounting. COM was determined to be the accounting acquirer. As a result, the net assets of Insurdata were recorded at their fair value with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill.

In connection with the Insurdata Merger, each outstanding share of Insurdata common stock converted into the right to receive 1.33 shares of COM common stock. COM issued 21,807,567 shares of COM common stock to Insurdata shareholders. In connection with the Insurdata Merger, COM also issued 426,930 options to purchase COM common stock to existing Insurdata option holders. The fair value of the consideration given by COM for the acquisition of Insurdata under the purchase method of accounting totaled $723,927. This purchase price consideration consisted of: (1) the fair value of the COM common shares issued to Insurdata shareholders totaling $654,799 ($30.03 per share), (2) the fair value of COM options granted to Insurdata option holders under Insurdata stock option plans totaling $11,901 (average fair value of $27.87 per option), (3) the difference between the fair value of shares issued in the December 7, 1999 private placement and the $15 issue price totaling $55,788, and (4) merger costs totaling $1,439. The fair value per share of COM common stock was determined based upon the quoted NASDAQ market price of Healthaxis common stock on the measurement date of December 7, 1999. The value of the December 7, 1999 private placement of COM common shares in excess of the cash received from their issuance represents additional value tendered by COM in a transaction occurring simultaneously with the purchase of Insurdata. The fair value of the COM options granted to Insurdata option holders was determined using the Black-Scholes option pricing model.

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


The fair value of the Insurdata assets acquired and liabilities assumed through the Insurdata Merger were:

    Cash and cash equivalents                       $    2,126
    Accounts receivable, net                             5,834
    Property, equipment and software                     6,278
    Capitalized software                                 2,862
    Unearned compensation                               10,691
    Customer base                                       17,205
    Goodwill                                           682,964
    Other assets                                         1,768
    Other liabilities                                   (5,801)
                                                    -----------
                                                    $  723,927
                                                    ===========

In connection with the Insurdata Merger, Healthaxis recorded an increase in minority interest in COM common stock totaling $479,775, and an increase to additional paid-in capital of $242,713.

The amount allocated to unearned compensation was based upon the intrinsic value of the unvested COM options issued to Insurdata option holders discussed above and was amortized over the remaining vesting term of the options. COM recorded the unearned compensation as a reduction of stockholders' equity.

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

2001 HAXS MERGER

On January 26, 2001, the stockholders of Healthaxis and COM approved the merger of COM with a newly formed, wholly owned subsidiary of Healthaxis ("HAXS Merger"). This transaction was completed pursuant to the terms of the Amended and Restated Agreement and Plan of Reorganization dated October 26, 2000. In accordance with the terms of the agreement, as amended, on January 26, 2001 Healthaxis issued 39,629,097 shares of its common stock to COM shareholders (a 1.334-to-1 ratio). In addition, Healthaxis issued 7,078,485 warrants and options to purchase Healthaxis common stock to holders of COM stock options and warrants which represented the number of COM options and warrants outstanding on the date of the HAXS Merger after giving effect for the merger ratio. As a result of the HAXS Merger, COM ceased to exist, and the newly formed Healthaxis subsidiary continued as the surviving corporation operating under the Healthaxis.com name.

The HAXS Merger was accounted for as a purchase of minority interest. The purchase price was determined to be $110,956 which included the following: (1) the fair value of the 39,629,097 Healthaxis shares issued to the holders of COM shares totaling $108,980 ($2.75 per share), (2) the fair value of a portion of the 7,078,485 Healthaxis options and warrants issued totaling $2,208 less $1,513 of unearned compensation, which represents the intrinsic value of the unvested portion of options issued, and (3) acquisition costs totaling $1,280. Additionally, unearned compensation of $4,972 remaining from the options issued in connection with the Insurdata Merger were revalued at the date of the HAXS Merger resulting in a reclassification between unearned compensation and additional paid-in capital. The measurement date for

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


purposes of calculating the fair value of Healthaxis common shares issued in the HAXS Merger was September 29, 2000, the date the agreement was revised to reflect the final exchange ratio and certain other material terms. The fair value of Healthaxis shares on or about the measurement date was determined based upon quoted NASDAQ market prices. The fair value of Healthaxis options and warrants issued in the HAXS Merger was determined using the Black-Scholes option pricing model.

The assets and liabilities of COM, including goodwill, were revalued as of the date of the HAXS Merger. Upon finalization of the purchase price allocation, a reduction of goodwill totaling $337,424 was recorded. The new purchase price was based upon the fair value of Healthaxis common stock. The significant decrease in fair value of Healthaxis common stock on September 29, 2000 compared to the fair value of Healthaxis common stock on December 7, 1999 (the measurement date for the Insurdata Merger) resulted in a purchase price that was significantly lower than the Insurdata Merger purchase price. As a result, a reduction of goodwill originating from the Insurdata Merger was recorded in 2001.

The stock options not included in the purchase accounting discussed above and the repriced options discussed below, have been accounted for as a modification of a stock-based compensation arrangement. The value of the options exchanged was determined by the excess of the fair value of the Company's common stock over the exercise price of the options. The value of the unvested options of $1,476 is being expensed ratably over the remaining vesting period. The remaining $4,876 related to the vested options was expensed in 2001 as compensation.

The COM options repriced in May 2000, continue to be treated as variable option awards. During 2001, no compensation expense was recognized for the repriced options as the exercise price of $2.49 per share exceeded the market value of the Company's common stock.

NOTE 5 - DISCONTINUED OPERATIONS

DISCONTINUED RETAIL WEBSITE OPERATIONS

On June 30, 2000, COM entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital Insurance, Inc. ("Digital Insurance"). Included in the sale was the current and next generation of the retail website user interface (the presentation layer of the website that includes the graphical templates that create the look and feel of the website), all existing in-force insurance policies, certain physical assets, and agreements, including, but not limited to portal marketing agreements and agreements related to the affiliate partner program. This transaction closed on October 13, 2000. The consideration received by COM in return for those assets consisted of: $500 in cash; a $500 note; 11% of the outstanding shares of Digital Insurance, on a fully-diluted basis, at closing; and a portion of Digital Insurance's net commission revenues received by Digital Insurance through the acquired website user interface or an affinity partner indefinitely. The Company has reported the operations of the retail website as discontinued operations as of the measurement date of June 30, 2000. The 11% ownership in Digital Insurance was accounted for under the cost method. The value assigned to the shares totaled $3,178 and was based upon previous equity transactions by Digital Insurance.

As a result of this sale to Digital Insurance, a loss on the sale of discontinued operations in the amount of $2,300 was recorded during the year ended December 31, 2000. Included in the loss was a write off of goodwill totaling $5,801, before minority interest, relating to the net book value of the goodwill recorded in 1999 that was attributable to the retail website operations.

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


Following is the results of the retail website operations included in the loss from discontinued operations for all periods presented:

                                                   YEARS ENDED DECEMBER 31,
                                                       2000          1999
                                                   ----------------------------

      Revenue                                      $       672    $       291

      Expenses:
         Costs of revenue                                6,697          5,504
         Sales and marketing                            11,496         19,652
         General and administrative                         19          1,000
                                                   ----------------------------

      Total expenses                                    18,212         26,156
                                                   ----------------------------

      Operating loss before minority interest          (17,540)       (25,865)

      Minority interest in loss                         11,199          6,739
                                                   ----------------------------

      Loss from discontinued operations            $    (6,341)   $   (19,126)
                                                   ============================

DISCONTINUED INSURANCE OPERATIONS

On November 30, 1999, in accordance with an amended Stock Purchase Agreement, all of the issued and outstanding shares of the common stock of PILIC and its other inactive subsidiaries were transferred to AHC Acquisition, Inc. ("AHC"), a newly formed Pennsylvania business corporation, owned by Mr. Alvin H. Clemens, Healthaxis' chairman, for no consideration.

In anticipation of the transfer, Healthaxis, in order to eliminate a statutory capital deficiency, contributed $7,200 to PILIC. Also, Healthaxis purchased from PILIC the office building located in East Norriton, Pennsylvania for $4,700, 545,916 shares of COM Series A Preferred Stock for $2,800, and assumed the related post retirement and employee obligations (See Note 24) amounting to $1,029 as of December 31, 1999.

Concurrent with the transfer of PILIC, Healthaxis conveyed at its historical cost, 100,000 shares of the Series A preferred stock to AHC together with registration rights previously granted to PILIC.

The operating results of PILIC and all of the other insurance operations are reported as discontinued operations for all periods presented.

As a result of the transfer of PILIC, Healthaxis recorded a loss of $10,263, which included a write-off of assets relating to PILIC including unamortized deferred policy acquisition costs and property and equipment, net of accumulated depreciation in the amount of $2,623, a capital contribution of $7,200 and the value of the preferred stock transferred to AHC which amounted to $440.

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


RESULTS OF DISCONTINUED INSURANCE OPERATIONS:


                                                                             YEAR ENDED
                                                                         DECEMBER 31, 1999
                                                                       ---------------------
Revenue:
     Net premium revenue                                                    $   7,197
     Net investment income                                                      2,395
     Realized gain on investments                                                   6
     Ceding allowance, net of policy acquisition costs                              -
     Realized gain on the sale of subsidiary                                    1,500
     Other revenue                                                                890
                                                                            ---------
         Total revenue                                                         11,988
                                                                            ---------

Benefits and expenses:
     Death and other policy benefits:
         Life                                                                   3,315
         Accident and health, net of reinsurance                                7,661
         Annuity contracts and other considerations                               622
     Commissions, net of ceding allowance and
         deferred acquisition costs                                             1,486
     Other operating expenses, net of ceding allowance
         and deferred acquisition costs                                         6,683
     Amortization of deferred policy acquisition costs                            252
     Depreciation and amortization of goodwill                                      -
                                                                            ---------
         Total benefits and expenses                                           20,019
                                                                            ---------

Loss before income taxes (8,031)
Provision (benefit) for income taxes:
     Current                                                                       21
     Deferred                                                                       -
                                                                            ---------
         Total income taxes                                                        21
                                                                            ---------
Loss from discontinued operations                                           $  (8,052)
                                                                            =========

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


NOTE 6 - RESTRUCTURING AND IMPAIRMENT CHARGES

At a special meeting of the Board of Directors held on May 11, 2001, the Board approved a restructuring plan and realignment of operations modifying the structure and size of the Company. The plan included the following actions:

      o Implementation of a reorganization plan which created four new business units, each with accountability for operations beginning July 1, 2001;

      o Elimination of approximately 60 employee positions, primarily at its Irving, Texas and East Norriton, Pennsylvania offices;

      o     Relocation of the corporate headquarters from Pennsylvania to Texas;
            and

      o     Cessation of development and marketing of certain products.

The Company accrued or recorded charges totaling $279.6 million. Those costs are generally related to the following:

      o SEVERANCE COST FOR TERMINATED EMPLOYEES - Approximately $350 of the restructuring charge related to the elimination of approximately 60 positions and termination of approximately that number of employees on May 14, 2001. The Company provided affected employees severance benefits which were generally determined on the basis of the employee's position and/or years of service at the Company.

      o IMPAIRMENT OF LONG-LIVED ASSETS - The Company abandoned the development and marketing of certain products that no longer fit into its business strategy and wrote off approximately $1.9 million of software and other capitalized costs.

      o IMPAIRMENT OF GOODWILL - As part of its restructuring and internal re-organization, management evaluated enterprise level goodwill for impairment and recorded an impairment charge of $277.2 million. The factors that influenced management's evaluation are more fully discussed in the section below.

IMPAIRMENT OF GOODWILL

The Company determined that certain events occurred in May 2001 that indicated a potential impairment in the recorded value of goodwill. During May 2001, it became apparent that previous growth expectations could not be met for several reasons, including:

1. The restructuring, in general, resulted in a change in the strategic focus of the Company. The Company experienced significant management changes prior to May 2001, including a change in CEO, COO, CFO, and SVP of Sales. New management abandoned the development and marketing of certain products that no longer fit its business strategy and revised the Company's revenue growth expectations accordingly.

2. A lack of readily available investment capital to fund previously anticipated growth. Previous plans anticipated the ability to obtain additional equity funding, if and when necessary, to sustain the growth model. The Company's new management team determined that due to the current conditions in the capital markets, the availability of additional equity capital was less certain in the short term and that the Company's current cash on hand must be optimized. The restructuring of the Company was intended to serve this purpose.

3. The sector in which the Company operates is currently fragmented and volatile. The sector has been clouded by new entrants, consolidations, partnerships and failures which make it difficult to compare functions or evaluate redundancy. Volatility is evidenced by the significantly reduced stock prices and market capitalization levels of the Company's competitors. These conditions contrast dramatically with those conditions that existed at the time of the Insurdata Merger in January 2000. While no assurances can be made regarding the Company's success, management believes that the restructuring has placed the Company in a better position to withstand these volatile conditions.

4. Management believes the economic slow-down in 2001 affected the spending capacity of healthcare insurance companies on information technology solutions and has, therefore, lowered the Company's growth expectations from earlier projections at the time of the Insurdata Merger in January 2000.

The Company evaluated the book value of goodwill along with the estimated useful life of the asset (20 years). Based upon ongoing changes in the marketplace, in addition to recent changes within the Company itself, management determined that it was appropriate to reduce the useful life of goodwill from 20 years to 10 years. The Company initially evaluated the book value of goodwill using an estimate of the future undiscounted cash flows of the business enterprise over the adjusted estimated useful life. This analysis indicated that the goodwill was impaired as the carrying value of goodwill exceeded the undiscounted cash flows. The Company then proceeded to analyze future cash flows on a discounted basis using a discount rate of 33%, which was based upon a detailed analysis of the Company's current risk profile. The Company's future cash flows were estimated by management and included revenue growth rates ranging from 10% to 40%, however, no assurances can be made that these growth rates can be achieved. The analysis of discounted future cash flows resulted in a write down in the book value of goodwill totaling $277.2 million.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company conducts a significant amount of business with a major shareholder, UICI. The Company is currently economically dependent upon UICI. Any change in the Company's relationship with UICI could have a material, adverse effect on the Company's operations. At December 31, 2001, UICI owned 46% of the Company's outstanding common stock and owns warrants to purchase 222,396 shares of the Company's common stock at prices ranging from $3.01 to $12.00. UICI also owns $1,666, face value, of the Company's convertible debentures that are convertible into 185,185 common shares.

The Company currently provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements ranging from one to five years, with annual renewable options thereafter. These services include the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. The most significant of the agreements is the UICI outsourcing agreement ("Technology Outsourcing Agreement"), which is generally a cost plus ten percent contract. UICI has indicated that it does not intend to renew the Technology Outsourcing Agreement when it expires in December 2005 and the agreement may be cancelled by either party for convenience upon giving 180-day notice. The Technology Outsourcing Agreement contains no minimum or maximum commitments on behalf of UICI and its affiliates, and UICI and its affiliates are free to obtain the services provided by Healthaxis from an unrelated third party during the term of the agreement.

UICI and its subsidiaries and affiliates constitute, in the aggregate, the Company's largest customer. For the years ended December 31, 2001, 2000, and 1999, UICI and its subsidiaries and affiliates accounted for an

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


aggregate of $29,657 (68%), $27,402 (64%), and $0 (0%), respectively, of the
Company's total revenues. As of December 31, 2001 and 2000, Healthaxis had accounts receivable due from UICI and its subsidiaries and affiliates totaling $3,286, and $3,028, respectively. These amounts represented 56% and 42% of the Company's total accounts receivable at December 31, 2001 and 2000, respectively.

On January 25, 2001, Healthaxis entered into a software license agreement with UICI. Under the agreement, UICI paid a one-time license fee of $1,837 for a perpetual, enterprise-wide software license. UICI had the option to terminate the agreement within the first two years of its term, in which case a prorated portion of the one-time license fee would be refunded. The license fee revenue was deferred and was being recognized into revenue pro rate over 24 months. On September 24, 2001, this agreement was amended to shorten the original refund period from December 2002 to March 2002. The remaining refundable amount of $840,000, as detailed in the amended agreement, is being recorded as revenue pro rata over the remaining six-month term of the amended contract. Revenue recognized during 2001 under this agreement was $1,417.

On December 29, 2000, Healthaxis entered into an asset purchase agreement with a wholly owned UICI subsidiary. Under the agreement, Healthaxis purchased certain claims processing software developed by UICI for a purchase price of $1,600, which approximated UICI's book value of the asset. The software was written off in May 2001 in connection with the Company's restructuring.

On September 20, 2000, Al Clemens and UICI, together with an unrelated third party investor, purchased $5 million in principal amount of the convertible debentures at a discount from one of the original holders of the debentures. In connection with this transaction, Healthaxis issued a warrant to purchase 50,000 shares of its common stock at an exercise price of $3.01 to the selling debenture holder. The Company recognized a non-cash expense totaling $115 related to this transaction.

On November 30, 1999 Healthaxis sold PILIC to AHC which was owned by Alvin Clemens, the Company's then Chairman (See Note 5).

Legal fees paid to the law firm of a former director and general counsel and secretary of the Company in 2000 and 1999 were $5 and $497, respectively.

During the year ended December 31, 2000, the Company entered into a consulting services agreement with a current director in the amount of $180. This amount was fully accrued in 2000 and will be paid through early 2002.

Netlojix Communications, Inc., a telephone company in which Ronald L. Jensen, Chairman of UICI and a former director of COM, and parties affiliated with Mr. Jensen own a controlling interest, provides telephone services to the Company pursuant to a written agreement dated September 6, 2000. The agreement will expire in August 2002. For the year ended December 31, 2001 and 2000, Healthaxis paid Netlojix Communications, Inc. approximately $500 and $404, respectively, for services under this agreement.

AL CLEMENS SEVERANCE AGREEMENT

On August 15, 2000, Alvin H. Clemens, the Company's then Chairman, and Healthaxis entered into an agreement terminating Mr. Clemens' employment contract. The termination agreement became effective upon consummation of the HAXS Merger in January 2001. Under the terms of the termination agreement, Mr. Clemens was to receive aggregate payments totaling $2,125 paid in quarterly installments over five years beginning in the first quarter of 2001. The Company, at its option, could make the quarterly payments in shares of Healthaxis common stock not to exceed a total of 500,000 shares. Mr. Clemens, at his option,

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


could request that the Company pay one-third of the value of each payment in cash in lieu of stock to cover income tax liabilities. The Company recorded $1,862, of compensation expense related to this agreement during 2001, which is included in general and administrative expenses.

During 2001, the Company elected to make the quarterly severance payments in common stock, to the extent offset by Mr. Clemens' elections to receive one-third of such value in cash. The Company issued 94,444 shares to Mr. Clemens in 2001 under this arrangement. At December 31, 2001, the accrued liability relating to this arrangement totaled $1,700. On February 27, 2002, the Board of Directors approved an agreement to settle the remaining amount due under the agreement for 358,332 shares of common stock (See Note 26).

NOTE 8 - TRANSACTIONS WITH DIGITAL INSURANCE

In connection with the sale of the retail website operations to Digital Insurance (See Note 5), Healthaxis and Digital Insurance entered into a Software Licensing and Consulting Agreement that provided Healthaxis with: a perpetual nonexclusive license to use and sublicense, subject to certain restrictions, the user interface sold to Digital Insurance; licensing fees over 30 months of $3.0 million for software owned by Healthaxis that would be used by Digital Insurance in conjunction with the user interface it purchased; and professional service fees over 12 months of a minimum of $3.0 million for services relating to customizing, maintaining and upgrading the user interface and other software.

Effective May 31, 2001, the Company entered into an Amended Asset Purchase Agreement and Amended Software Licensing and Consulting Agreement. Under the terms of these amendments, the Company agreed to settle all amounts due from Digital Insurance (other than trade accounts receivable) under the original agreements for a lump sum cash payment of $2,000, which approximated the Company's carrying values.

Revenue recognized during the years ended December 31, 2001 and 2000 under these agreements totaled $2,422 and $2,093, respectively.

The following table shows the aggregate amounts paid by Digital Insurance, prior to and including the $2,000 lump sum payment, as compared to the original contracted amount:

                                                     ORIGINAL          AMOUNT
                                                    COMMITMENT        RECEIVED
                                                    ----------       ---------
         Purchase price                             $   1,000        $   1,000
         Professional services                          3,000            3,000
         License fees                                   3,000              813
                                                    ---------        ---------
         Total                                      $   7,000        $   4,813
                                                    =========        =========


The amendments further require Digital Insurance to pay Healthaxis $100 per month effective June 1, 2001 continuing through the earlier of either May 31, 2002, or the date Digital Insurance gives written notice to Healthaxis that Digital Insurance no longer utilizes the user interface sold by Healthaxis. This $100 represents a guaranteed monthly minimum commitment and will cover a dedicated staff of approximately 5.5 full time equivalents, Web hosting services, shared telecommunications cost, and rent and operating expenses in Healthaxis' former East Norriton, Pennsylvania facility.

In conjunction with management's periodic review of long-lived assets, a write down of the Company's investment in Digital Insurance, which was obtained in connection with the sale of the Company's retail

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


website operations (See Note 5), of $1.2 million was recorded during the second quarter of 2001. This write down was based upon the Company's then current estimate of the investment's net realizable value. In October 2001, Digital Insurance completed an equity financing of $6.0 million, for which Healthaxis waived its preemptive rights to participate. Based upon the dilution and the share price for the newly issued preferred stock, the Company determined that an other than temporary decline in value occurred and took an additional write down of $1.7 million in the third quarter of 2001. At December 31, 2001, the Company's investment in Digital Insurance is valued at $227 ($.07 per share). As a result of the additional equity financing of Digital Insurance, Healthaxis' ownership was reduced to approximately 2.5% of the fully diluted shares of Digital Insurance.

NOTE 9 - ASSETS HELD FOR SALE AND LOSS ON BUILDING

Assets held for sale at December 31, 2000, represents the book value of the Company's former headquarters building in East Norriton, Pennsylvania. On December 22, 2001, the Company sold the building for a gross sales price of $3,000, which resulted in a realized loss of $2,498. The net cash proceeds from the sale totaled $2,626.

NOTE 10 - NOTES RECEIVABLE AND NOTES RECEIVABLE FROM EMPLOYEES

Notes receivable from employees bear interest at rates ranging between 6% and 8%. Of the $311 outstanding at December 31, 2001, $184 is due December 31, 2002, with the remainder due March 31, 2004.


     Notes receivable consist of the following:                              DECEMBER 31,
                                                                          2001         2000
                                                                       ---------    ----------
     Note receivable from Digital Insurance, $250 due
       March 1, 2001, $250 due July 1, 2001, bears interest at
       9.5%, unsecured                                                 $      -      $    500
     Line of credit due from customer, due in equal monthly
       principal payments through December 2005, bears interest
       at prime plus 2%, unsecured                                          175             -
     Note  receivable from a subsidiary of UICI,  monthly
     payments of $8, matures December 2004, bears no interest
       (discounted at 8.75%), unsecured                                     242           309
     Other                                                                   10            10
                                                                       --------      --------
     Total                                                                  427           819
     Less current portion                                                  (119)         (577)
                                                                       --------      --------
     Notes receivable, non-current                                     $    308      $    242
                                                                       ========      ========

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


NOTE 11 - PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software, at cost, consist of the following:


                                                             USEFUL LIVES             DECEMBER 31,
                                                               (YEARS)           2001              2000
                                                           -------------------------------------------------

Computer equipment                                                3          $   8,724        $    9,456
Office furniture and equipment                                   7-10            1,926             3,607
Leasehold improvements                                           3-5             1,094             1,476
Computer software                                                1-3             2,018             1,928
                                                                           ---------------------------------
                                                                                13,762            16,467
Less accumulated depreciation and amortization                                 (10,311)          (10,036)
                                                                           ---------------------------------
                                                                             $   3,451         $   6,431
                                                                           =================================

Depreciation and amortization expense totaled $3,026 year ended December 31, 2001.

NOTE 12 - ACCRUED LIABILITIES AND OTHER LIABILITIES

Accrued liabilities and other liabilities consist of the following:


                                                                                     DECEMBER 31,
                                                                                2001              2000
                                                                           ---------------------------------

Salaries, benefits and payroll taxes                                         $     502         $     917
Severance                                                                        1,829               751
Interest and penalties                                                             301             1,451
Due to UICI                                                                        198             2,059
Professional services                                                                9               332
Taxes                                                                            1,085                 -
Other                                                                               83               229
                                                                           ---------------------------------
                                                                                 4,007             5,739
Less other liabilities                                                          (1,087)              (15)
                                                                           ---------------------------------
Accrued liabilities                                                          $   2,920         $   5,724
                                                                           =================================

Other liabilities at December 31, 2001 consists primarily of a contingent tax liability in the amount of $1,085.

NOTE 13 - CONVERTIBLE DEBENTURES

On September 15, 1999 Healthaxis issued 2% convertible debentures ("Debentures") in the amount of $27,500 with an original due date of September 14, 2002. The Debentures bear interest at the rate of 2% per annum, payable in cash or the equivalent value of Healthaxis' common stock, semi annually on January 1 and July 1 of each year, beginning on January 1, 2000. Except with respect to overdue interest it is assumed that Healthaxis will make all payments of interest in common

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


stock, subject to those shares being registered, unless Healthaxis notifies the holder in writing otherwise.

As part of the transaction, Healthaxis issued to the Debenture holders warrants to purchase 202,802 shares of its common stock at an exercise price equal to the conversion price ($20.34 per share) ("Warrants"). The Warrants had a term of five years, were valued at $2,317 and were accounted for as a cost of issuing the Debentures. The total cost of issuing the Debentures was $3,052 and consisted of the value of the Warrants and other costs, which have been amortized over the anticipated life of the Debentures as interest expense.

In conjunction with the sale of the Debentures, Healthaxis also executed a registration rights agreement, which required Healthaxis to register the underlying shares issuable upon the conversion of the Debentures or the exercise of the Warrants by August 28, 2000. As of December 31, 2000, the SEC had not declared the registration statement effective and the Company accrued penalties as required under the registration rights agreement totaling $1,419 through a charge to interest expense.

During January 2001, the Company completed a restructuring of its Debentures that resulted in a reduction of the conversion rate from $20.34 per share to $9.00 per share, an extension of the maturity date from September 14, 2002 to September 14, 2005, and a modification of the events of default. In addition, the terms of the Warrants to purchase 202,802 shares of Healthaxis' common stock issued to the purchasers of the Debentures were also amended to reduce the exercise price to $3.01 per share and to extend the exercise period of the warrants for an additional year, or until September 13, 2005. Based upon the revised conversion price, the amended Debentures are convertible into 3,055,555 shares of Healthaxis' common stock. As a result of the significance of the modifications, the original instrument was considered extinguished, and a new instrument issued. The Debentures were recorded at their estimated fair value of $27,000. The fair value of the Debentures was estimated based on an estimated discount rate and consideration of the estimated fair value of the adjusted equity conversion rights. As a result of the transaction, the Company recorded and extraordinary gain of $1,681, which represents the excess of the carrying value over the estimated fair value of the debt.

During the year ended December 31, 2001, the Company recorded $824 in interest expense related to the Debentures. Of this amount $265 was paid via the issuance of 157,454 shares of the Company's common stock, and $274 related to the non-cash amortization of the debt discount.

NOTE 14 - HPS AGREEMENTS

LOANS PAYABLE TO HPS: The Company received $5,000 from HealthPlan Services, Inc. ("HPS") in the fourth quarter of 1997, which was accounted for as loan payable, discounted at a rate of 9.25% resulting in a $3,865 amount which was to be amortized over five years with payments of $95,000 per month including interest. The loan was paid in June 1999.

SETTLEMENT AGREEMENT WITH HPS: During 1999, COM and Healthaxis entered into a settlement agreement at no cost to resolve a number of disputes that had arisen between Healthaxis and HPS relative to HPS' performance of administrative services under the outsourcing agreement and between COM and HPS

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


relative to COM' performance under the ECommerce Agreement and the HPS stock purchase agreement for COM common stock.

The settlement agreement provided for the following:

      o HPS and Healthaxis and its subsidiaries, including COM, granted each other a mutual release of all claims in connection with each party's performance under the agreements;

      o HPS purchased the remaining outstanding shares of one of PILIC's subsidiaries for $1,500, which was set off against service fees owed by Healthaxis to HPS;

      o HPS exercised a warrant granted in 1998 pursuant to the terms of the ECommerce Agreement for 100,000 shares of Healthaxis' common stock for $900, which was set off against service fees owed by Healthaxis to HPS; and

      o Healthaxis agreed to pay the remaining balance of the service fees owed by it to HPS in the amount of $1,267 on or before June 30, 1999.

NOTE 15 -CAPITAL AND OPERATING LEASE OBLIGATIONS

The Company leases office space and various pieces of equipment under operating leases expiring in various years through 2005. In addition, the Company also leases certain equipment under capital leases expiring in 2002. Future minimum rent payments under capital and operating leases for each of the next five years and in aggregate are as follows:

                                                         OPERATING    CAPITAL
                                                         ---------    --------

                            2002                         $   1,340   $      9
                            2003                             1,051          -
                            2004                               984          -
                            2005                               966          -
                            2006                                 2          -
                                                         ---------   --------

                                                         $   4,343          9
                                                         =========
         Less amount representing interest                                 (1)
                                                                     --------
         Present value of future minimum lease payments                     8
         Less current portion                                              (8)
                                                                     --------
                                                                     $      -
                                                                     ========

At December 31, 2001 and 2000, the Company had computer equipment with an original cost of $446 under capital leases. Accumulated amortization of this equipment totaled $275 and $186 at December 31, 2001 and 2000, respectively.

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


NOTE 16 - CEDING COMMISSION LIABILITY AND EXTRAORDINARY ITEM

In December 1998, PILIC entered into a coinsurance agreement with Hannover Life Reassurance Company of America ("RCH") whereby PILIC received a $10,000 ceding commission which consisted of a $5,000 non-refundable payment and a $5,000 payment contingent upon RCH's earning at least $10,000 in future profits from the ceded inforce business, plus 12% interest (the "Guaranteed Amount"). Healthaxis recognized a $5,000 ceding commission liability because of the negative financial history of the business. At no point did RCH earn the Guaranteed Amount from the ceded business. As such, Healthaxis incurred $575 and $600 of interest expense during 2000 and 1999, respectively.

On December 1, 2000, Healthaxis entered into a settlement agreement with RCH. Under the terms of the agreement, RCH released Healthaxis from all liability under Healthaxis' original guarantee, in return for a cash payment of $4,250. Healthaxis recognized a gain on forgiveness of debt totaling $1,925 related to the transaction, which is reflected as an extraordinary gain in 2000.

NOTE 17 - SEGMENT REPORTING

As discussed previously, in May of 2001, the Company implemented a restructuring plan which, among other things, created four separate business units, each with accountability for operations beginning July 1, 2001. Each business unit is deemed to be a reporting segment. During the current year, primarily as a result of a change in the Company's chief operating decision maker, the Company underwent a fundamental reorganization and redesign of its internal financial reporting system. As a result of the reorganization and redesign, it is impractical to restate the Company's results for the prior periods to conform with the current presentation. In addition, it is not necessary to restate the current year presentation to conform with that of the prior periods, as the Company operated in only one segment prior to the current year.

Assets are not allocated to business units for internal reporting purposes and are therefore not included in the segment information below.

The Company's operating segments are:

      o Application Solutions Group - provides web-enabled systems for enrollment, administration and processing of health insurance claims on an Application Service Provider basis.

      o Web Technology Group - provides web-enabled connectivity platforms and solutions for self service (broker, employer, employee and providers), large group enrollment and small group enrollment, sale/distribution and post-sale administration of group and individual insurance policies including health, life and dental insurance, and solutions for enabling compliance with HIPAA.

      o Imaging Services Group - provides electronic data capture, imaging, storage and retrieval of health insurance claims, attachments and other correspondence.

      o Outsourcing Group - provides system technology support services on an outsourcing basis to the Company's largest client, UICI.

Each business segment generally sells its products and services to the same constituent users, generally located in the United States, namely healthcare payers, which include insurance companies, third party administrators, brokers, Blue Cross/Blue Shield plans and self-insured employers.

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


All revenue is specifically associated with a separate business unit and therefore there are no reconciling items. Portions of revenue generated from UICI and its subsidiaries are earned under contracts or agreements other than the Technology Outsourcing Agreement and such revenues are included in the appropriate business unit. Earnings before income tax, depreciation and amortization ("EBITDA") is the primary measurement used by management to make decisions regarding the segments. EBITDA, as defined by the Company, also excludes restructuring, severance and non-cash stock based compensation charges ("EBITDA As Defined"). Corporate overhead includes executive management, accounting, legal and human resources, and other expenses. Although the Company's restructuring affected all of the Company's segments, it is included as a component of corporate overhead as this presentation is consistent with how management views the operations. Operating income does not include any cost allocations for corporate overhead except in the case of the outsourcing segment. Corporate overhead costs are generally fixed and therefore do not necessarily fluctuate with either an increase or decease in outsourcing revenue.


                                                    WEB       APPLICATION     IMAGING      CORPORATE    CONSOLIDATED
                                  OUTSOURCING    TECHNOLOGY    SOLUTIONS     SERVICES       OVERHEAD        TOTAL
                                  -----------    ----------    ---------     --------       --------        -----
Year Ended December 31, 2001
----------------------------
Revenue                            $ 20,685        5,949         12,307       $ 4,849      $       -        43,790

EBITDA As Defined                     3,682       (2,512)         1,841          (248)        (5,699)       (2,936)

Depreciation and amortization           433          866          1,250           768         14,396        17,713

Operating income (loss)               1,483       (3,378)           591        (1,016)      (307,720)     (310,040)

The Outsourcing Group accounts for approximately 47% of the Company's total revenue for 2001 and is the result of a technical services agreement with the Company's largest client, UICI. The contract term is 5 years commencing January 2000 and, generally the services provided under the agreement must be billed at Healthaxis' cost plus ten percent.

The Company's core products are sold through the Application Solutions Group and the Web Technology Group, and most of the Company's research and development efforts are concentrated in these areas. The Application Solutions Group is a mature business with over 20 years history and client base. The Web Technology Group is a relatively new business, built to take advantage of the Company's internet expertise and the healthcare industry's movement to web-enable legacy systems. The Imaging Services Group serves as an entry point for new clients, through cost savings, and introduces cross-selling opportunities for other Company products.

The Imaging Services Group includes a processing center in Jamaica. Approximately 6.2% of the Company's total revenues in 2001 were derived from the Jamaican operation, which processes claims for the Company's domestic (U.S. based) clients. Additionally, the Jamaican operation accounts for approximately $375 of the net book value of the Company's fixed assets at December 31, 2001, primarily consisting of data processing equipment, software and furniture. Any interruptions of service in the Jamaican operation could result in downtime and additional expense to repair the facility, relocate the operation or divert the processing to the Company's U.S. based centers.

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


NOTE 18 - INCOME TAXES

Significant components of deferred taxes consisted of the following:


                                                                             DECEMBER 31,
                                                                       2001                2000
                                                                       ----                ----
Deferred tax assets:
     Reserve for bad debt                                        $          18          $       106
     Start up expenses                                                     416                  965
     Post employment retirement benefits                                   348                  375
     Net operating and capital loss carryforwards                       48,442               45,117
     Accrued expenses and deferred revenues                              1,556                  206
                                                                 -------------          -----------
Total deferred tax assets                                               50,780               46,769
                                                                 -------------          -----------

Deferred tax liabilities:
     Customer base                                                      (2,360)              (4,516)
     Capitalized software development costs                               (224)              (1,689)
     Other, net                                                           (128)                 (47)
                                                                 -------------          -----------
Total deferred tax liabilities                                          (2,712)              (6,252)
                                                                 -------------          -----------

Deferred tax asset before valuation allowance                           48,068               40,517
Valuation allowance                                                    (48,068)             (40,517)
                                                                 -------------          -----------
     Net deferred tax asset                                      $           -          $         -
                                                                 =============          ===========

Effective April 1, 1999, COM was no longer eligible to participate in the Company's consolidated federal income tax return. However, from January 26, 2001 (date of HAXS Merger) forward, COM will be included in the Company's consolidated federal income tax return. The Company's net operating loss carryforward amounts total $138,000 and are available to offset its future taxable income through 2016.

Approximately $2,000 of the consolidated net operating losses result from a 1989 acquisition. These NOLs expire between 2001 and 2004 and are subject to annual limitations of $24, thereby significantly reducing their ultimate utilization.

As a result of the capital transactions of both Healthaxis and COM, including the Insurdata Merger and the HAXS Merger, the utilization of NOL carryforwards is limited. Additionally, the utilization of these NOL's, if available, to reduce future income taxes is dependent on the generation of sufficient taxable income prior to their expiration.

As it is considered more likely than not that the deferred tax assets will not be realized, the Company has established a valuation allowance for all net deferred tax assets.

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


The reconciliation of the recorded income tax provision to the benefit expected by applying the appropriate statutory income tax rate (35%) to the loss before income taxes is as follows:


                                                                       YEARS ENDED DECEMBER 31,
                                                            2001                2000               1999
                                                           ------              ------             ------
Amount computed at statutory rate                         $(109,778)           $(30,397)          $ (19,023)
Change in valuation allowance                                 6,962              12,396              20,794
Amortization/impairment of goodwill                         100,676              13,700                 276
Other permanent differences                                   2,140               4,189              (2,047)
Reversal of prior year federal income taxes                       -                (585)                  -
Other, net                                                        -                 112                   -
                                                          ---------            --------           ---------
         Total income tax benefit                         $       -            $  (585)           $       -
                                                          =========            ========           =========

NOTE 19 - COM EQUITY

The Company's primary operations occurred in COM, a controlled subsidiary. Prior to the HAXS Merger, a substantial amount of the Company's equity was obtained through the sale of COM equity instruments with such transactions included in the Company's financial statements through consolidation. The following summarizes the significant equity events at COM that contributed to the Company's increase in additional paid in capital in the consolidated statements of changes in stockholders' equity. During the years ended December 31, 2001, 2000, and 1999 the increase in net assets in COM totaled $115, $242,845, and $44,395, respectively. This increase relates to the consolidated Company's share of equity transactions that occurred at COM. The remaining portion of the COM equity transactions not included in the increase in net assets of COM have been recorded as a component of minority interest.

On May 11, 1999, COM completed a private placement of 516,051 shares of COM common stock to a group of accredited investors at $12.00 per share for an aggregate purchase price of $6,193, less issuance costs of $2. Investors purchasing COM common stock were provided with registration rights.

On December 7, 1999, COM completed a private placement of 3,846,003 shares of COM common stock to a group of accredited investors and Healthaxis at $15.00 per share for an aggregate purchase price of $57,690 less issuance costs of $2,533. Healthaxis purchased 133,333 shares in the transaction for approximately $2,000.

During 1999, Healthaxis purchased 1,415,000 shares of COM common stock from HPS for an aggregate purchase price of $8,203. Healthaxis accounted for the purchase of minority interest as goodwill amortized over three years.

On January 7, 2000, COM issued 21,807,567 common shares in connection with the Insurdata Merger (See Note 4).

COM SERIES A CONVERTIBLE PREFERRED STOCK

During 1998, COM issued a total of 545,916 shares of COM Cumulative Convertible Series A Preferred Stock, par value $1.00 ("Series A Preferred Stock") to PILIC for $2,400. Initially, PILIC purchased 405,886 shares of Series A Preferred Stock at $5.91 per share. The Stock Purchase Agreement for Series A Preferred Stock with PILIC contained a price adjustment provision that would require COM to issue to PILIC

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


additional shares of Series A Preferred Stock if COM sold other shares of common or preferred stock to another investor at a lower price. As a result of the sale of Series B Preferred Stock to America Online ("AOL") at $4.40 per share, COM issued an additional 140,030 shares of Series A Preferred Stock to PILIC so that PILIC's price per share would also equate to $4.40 per share.

In 1999, Healthaxis purchased all Series A Preferred Stock from PILIC and transferred 100,000 shares to AHC, a newly formed Pennsylvania business corporation, owned by Alvin H. Clemens, the Company's then Chairman, for no consideration. On January 26, 2001, in connection with the HAXS Merger, the 100,000 shares of Series A Preferred Stock were converted into 133,000 Healthaxis common shares based on the terms of the HAXS Merger.

COM SERIES B CONVERTIBLE PREFERRED STOCK

During 1998, COM issued 625,529 shares of Series B convertible preferred stock, par value $1.00 per share ("Series B Preferred Stock") to AOL at $4.40 per share for an aggregate purchase price of $2,750, less issuance costs of $51. On January 26, 2001, in connection with the HAXS Merger, all of the Series B Preferred shares were converted into 834,455 shares of Healthaxis common stock.

COM SERIES C CONVERTIBLE PREFERRED STOCK

On March 30, 1999, COM issued 1,526,412 shares of COM Series C convertible preferred stock at $5.77 per share ("Series C Preferred Stock"), for an aggregate purchase price of $8,807, less issuance costs of $684 and $278 representing the value of COM warrants issued to an investment banker for services rendered in connection with the Series C Preferred Stock Offering. On January 26, 2001, in connection with the HAXS Merger, all of the Series C Preferred shares were converted into 2,036,232 shares of Healthaxis common stock.

COM SERIES D CONVERTIBLE PREFERRED STOCK

On July 12, 1999, COM issued 333,334 shares of COM Series D convertible preferred stock at $12 per share for an aggregate purchase price of $4,000, less issuance costs of $40 ("Series D Preferred Stock"). On January 26, 2001, in connection with the HAXS Merger, all of the Series D Preferred shares were converted 444,667 shares of Healthaxis common stock.

NOTE 20 - STOCKHOLDERS' EQUITY

At December 31, 2001, common stock reserved for future issuance is as follows:


            Conversion of Debentures                         3,055,555
            Options issued in HAXS Merger                    5,146,771
            Healthaxis 2000 Option Plan                     10,000,000
            Warrants                                         2,269,112
            Other inactive option plans                      2,389,497
                                                       -------------------
            Total                                           22,860,935
                                                       ===================

On September 9, 1999, Healthaxis and Mr. Clemens, Healthaxis' then Chairman, entered into an agreement whereby Mr. Clemens agreed to; 1) convert approximately 557,000 shares of Healthaxis' Series A Preferred Stock, 2) amend his agreement to purchase 550,000 shares of Healthaxis' Series A Preferred Stock in

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


exchange for an option to purchase Healthaxis common stock, and 3) release all right, title and interest to options to purchase 202,802 shares of Healthaxis' common stock. The exercise prices of the options to purchase common stock range from $3.64 to $8.75 per share and had a weighted average price per share of $4.56. In consideration of the aforementioned Healthaxis paid Mr. Clemens $650 which was accounted for as compensation expense.

NOTE 21 - AMORTIZATION OF INTANGIBLES

Amortization of intangibles relates to the amortization of goodwill, customer base, and capitalized software resulting from the Insurdata and HAXS Mergers and the amortization of goodwill resulting from the purchase of COM common shares from a minority shareholder in 1999. The customer base and capitalized software resulting from the Insurdata Merger are being amortized over their estimated useful lives of 4 and 3 years, respectively. The goodwill resulting from the Insurdata and HAXS Mergers was being amortized over 20 years until May 2001 at which time the estimated life was reduced to 10 years in connection with the Company's restructuring (See Note 6)

The goodwill resulting from the 1999 purchase of COM shares from a minority shareholder was being amortized over 3 years until June 30, 2000, at which time the remaining net book value was recognized as a component of the loss on the sale of the discontinued retail website operations.

Following is a summary of the amortization of intangibles:


                                                        YEARS ENDED DECEMBER 31,
                                                2001             2000             1999
                                           -------------     -------------    -----------

         Capitalized software               $      853         $      954       $      -
         Goodwill                               10,443             35,423            765
         Customer base                           2,738              4,301              -
                                            ----------         ----------       --------
                                            $   14,034         $   40,678       $    765
                                            ==========         ==========       ========

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


NOTE 22 - STOCK OPTIONS AND WARRANTS

HEALTHAXIS STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in outstanding Healthaxis stock options and warrants:


                                                                 STOCK OPTIONS                            WARRANTS
                                                      -------------------------------------   ----------------------------------
                                                                             WEIGHTED                             WEIGHTED
                                                          NUMBER OF          AVERAGE             NUMBER OF        AVERAGE
                                                            SHARES        EXERCISE PRICE          SHARES       EXERCISE PRICE
                                                      -------------------------------------   ----------------------------------

 Outstanding at January 1, 1999                             3,408,016         $3.93               1,700,000      $     5.38
   Granted                                                    344,831          9.51                 254,469           12.86
   Exercised                                                 (778,925)         6.35                (250,000)           8.20
   Canceled/forfeited                                        (327,831)         6.50                 (75,000)           3.85
                                                      -------------------------------------   ----------------------------------
 Outstanding at December 31, 1999                           2,646,091          3.60               1,629,469            7.33
   Granted                                                          -             -                  53,333            3.03
   Exercised                                                  (28,450)         6.59                 (41,500)           3.57
   Canceled/forfeited                                         (44,875)         7.97                 (25,000)           5.00
                                                      -------------------------------------   ----------------------------------
 Outstanding at December 31, 2000                           2,572,766          3.02               1,616,302            7.32
   Granted                                                  6,919,918          2.20                 952,810            5.25
   Exercised                                                        -             -                       -
   Canceled/forfeited                                      (1,252,949)         3.03                (300,000)           3.38
                                                      -------------------------------------   ----------------------------------
 Outstanding at December 31, 2001                           8,239,735         $2.33               2,269,112      $     5.17
                                                      =====================================   ==================================

  Options/Warrants Exercisable at December 31,
     1999                                                   2,555,491                             1,575,969
     2000                                                   2,538,266                             1,591,002
     2001                                                   6,621,557                             2,243,812

Following is a summary of the status of stock options outstanding at December 31, 2001:


                     OUTSTANDING OPTIONS                          EXERCISABLE OPTIONS
 ------------------------------------------------------------ -------------------------------
                                  WEIGHTED
                                   AVERAGE       WEIGHTED                    WEIGHTED
                                  REMAINING      AVERAGE                      AVERAGE
      EXERCISE                   CONTRACTUAL     EXERCISE                    EXERCISE
    PRICE RANGE       NUMBER        LIFE          PRICE         NUMBER         PRICE
 ------------------------------------------------------------ -------------------------------

    $.68 - $.98       1,388,876    6.1 yrs        $ .90         1,294,476      $ .91
   $1.00 - $1.70      2,539,111    3.6 yrs        $ 1.31        2,025,549     $ 1.36
   $2.10 - $3.64      3,217,579    4.8 yrs        $ 2.77        2,209,763     $ 2.84
   $4.25 - $5.00        875,769    1.8 yrs        $ 4.35          874,269     $ 4.35
   $7.50 - $10.00       218,400    3.8 yrs        $ 8.85           217,50     $ 8.86
                      ---------                                 ---------
                      8,239,735                                 6,621,557
                      =========                                 =========

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


Total stock based compensation for the years ended December 31, 2001, 2000, and 1999 totaled $5,564, $4,927, and $0, respectively.

From 1996 through 1999, Healthaxis maintained several stock option plans that provided for option grants to directors and key employees of Healthaxis and its subsidiaries. In addition, certain Healthaxis option plans provided for grants to non-employee field representatives and agents related to Healthaxis' discontinued insurance operations. During 2000, no options were granted by Healthaxis and all such plans became inactive.

On January 26, 2001 the Healthaxis shareholders approved the 2000 Stock Option Plan ("Healthaxis 2000 Plan"). Under the Healthaxis 2000 Plan, employees, officers and directors of Healthaxis, as well as certain consultants, are eligible to receive Healthaxis options.

During the year ended December 31, 2001, the Healthaxis granted 866,054 under the Healthaxis 2000 Plan. The remaining 6,053,864 options granted by Healthaxis relate to the issuance of options to the former COM option holders pursuant to the terms of the HAXS Merger (See Note 4).

In the first quarter of 2000, Healthaxis accelerated the vesting of stock options granted to certain terminated employees and recorded $205 of compensation expense related to this event.

On September 20, 2000, Healthaxis issued 50,000 warrants to a selling Debenture holder in connection with the sale of Debentures to UICI and Al Clemens (See
Note 7). The warrants have an exercise price of $3.01. The Company recognized expense totaling $115 related to this transaction which represented the fair value of the warrants determined using the Black-Scholes option pricing model.

On September 29, 2000, Healthaxis entered into an agreement with certain of its former agents that reduced the exercise price of existing options to purchase 318,042 shares of Healthaxis' common stock from original exercise prices ranging from $4.75 to $14.63 per share to $4.25 per share. The agreement also reduced the payments required to be made pursuant to a registration rights agreement with such individuals relating to the shares issuable upon the exercise of such options. Healthaxis recorded a charge of $500 during the year ended December 31, 2000, relating to this repricing of non-employee options.

COM STOCK OPTIONS AND WARRANTS

During the first quarter of 2000, the board of directors of COM granted 1,178,200 options under its 1998 Stock Option Plan ("1998 Plan"). All such options were granted with an exercise price of $15.00 per share, which represented the fair value of the COM common stock based upon privately negotiated equity transactions. Since this grant price was below the fair market value of Healthaxis' common stock on the dates of the grants, COM recorded compensation expense totaling $4,107 during 2000.

On May 24, 2000, the board of directors of COM repriced 1,773,050 existing options. The options affected had original exercise prices ranging from $12.00 to $15.00 per share. The exercise price of these options was adjusted to $3.31 based upon the quoted market share price of Healthaxis' common stock as reported on the NASDAQ National Market on the date of the repricing. COM accounted for these options as a variable award subsequent to the repricing. In January 2001, these awards were exchanged for Healthaxis options under the terms of the HAXS Merger and continue to be accounted for under variable option accounting. The fair value of Healthaxis' stock at December 31, 2001 and 2000, was below the new exercise prices and as such, no compensation cost has been recognized during the years ended December 31, 2001 and 2000 due to the repricing.

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


WARRANTS

During 1998 and 1999, COM issued a total of 1,125,000 warrants. Of these warrants, all but 63,000 were issued in connection with marketing and carrier agreements related to COM's discontinued retail website operations. The 63,000 warrants issued in 1999 were issued in connection with the issuance of Series C Preferred Stock and were recorded as a direct financing cost. On January 26, 2001, pursuant to the terms of the HAXS Merger, the Company issued 952,810 warrants in exchange for the outstanding COM warrants. These warrants were included as a component of the HAXS Merger purchase price based upon their fair value.

PRO FORMA INFORMATION

The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation". Had compensation cost for the Company's stock option grants been determined based on the fair value at the date of grants in accordance with the provisions of SFAS 123, the Company's net loss and net loss per common share would have been increased to the following pro forma amounts:


                                                     2001                   2000                  1999
                                                     ----                   ----                  ----
Net loss applicable to common shares
     as reported                                  $(310,572)              $(35,016)              $(46,601)
     Pro forma                                    $(317,195)              $(37,655)              $(48,192)

Net loss applicable to common shares           Basic & Diluted        Basic & Diluted       Basic & Diluted
                                               ---------------        ---------------       ---------------
     as reported                                   $(6.19)                $(2.68)                $(3.80)
     Pro forma                                   $  (6.33)                $(2.88)                $(3.93)

The fair value of the options and warrants granted are estimated on the date of grant using the Black-Scholes option pricing model. The major assumptions used and the estimated fair value include no dividends paid, assumed forfeitures of 10% annually for non-vested options and the following:


                                                     EXPECTED       EXPECTED       RISK FREE      WEIGHTED
                                                       TERM           STOCK         INTEREST       AVERAGE
                                                     IN YEARS      VOLATILITY         RATE       FAIR VALUE
                                                     --------      ----------         ----       ----------
    FOR OPTIONS GRANTED IN 1999
       1996 Employee Plan                             .5 - 5       58% - 100%        4.48%          $4.65
        Directors Plan                                  10             58%           4.48%          $2.12
       1998 Plan                                        5             100%           4.48%          $5.71

    FOR OPTIONS GRANTED IN 2000
       1998 Plan                                        3             100%           4.75%          $2.11

    FOR OPTIONS GRANTED IN 2001
       Options issued in HAXS Merger                2.5 - 9.75        100%           4.48%          $3.13
       Healthaxis 2000 Plan                             3             100%           4.48%          $1.05

In January and February 2000, COM granted options to acquire approximately 1,200,000 COM common shares at $15.00 per share. The fair value of Healthaxis common stock (used by management to estimate the fair value of COM stock) on the grant dates approximated $29.00 per share. As a result, the Company will amortize, for

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


financial accounting purposes, compensation costs of approximately $16,800 over the 3-4 year vesting period of the options.

NOTE 23 - COMMITMENTS AND CONTINGENCIES

The Company is involved in normal litigation, including that arising in the ordinary course of business. Management is of the opinion that no litigation will have a material adverse effect on the results of operations or financial position of the Company.

NOTE 24 - POST RETIREMENT AND POST EMPLOYMENT LIABILITIES AND EMPLOYEE BENEFIT PLANS

Healthaxis has an obligation to provide certain post retirement benefits, primarily lifetime health, dental and life insurance coverage, to a group of individuals consisting of three former PILIC executives, 18 retired PILIC employees, and the Company's former Chairman. These liabilities were assumed by Healthaxis in accordance with the terms of the transfer of PILIC (See Note 5). Because this obligation exists until the death of the participants, actuarial calculations, which include the use of estimates, are used to determine the carrying value of the liability. These estimates include a life expectancy of 83 years, a discount rate of 7.25% to calculate the present value of the expected future costs, a 3% annual growth factor for life insurance and a range of 5% - 10% annual growth factor for medical insurance. As of December 31, 2001, the Company has $995 recorded related to post retirement and post employment liabilities.

Changes in the post retirement and past employment liabilities were as follows:

            Balance at January 1, 2000                          $1,029
               Interest cost                                        73
               Service cost                                         86
               Payments                                           (116)
                                                            --------------
            Balance at December 31, 2000                         1,072
               Interest cost                                        57
               Service cost                                        (14)
               Payments                                           (120)
                                                            --------------
            Balance at December 31, 2001                          $995
                                                            ==============

At December 31, 2001, the unamortized, unrecognized net obligation existing at the date of the initial application of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" was $293. The amortization of this transition liability was $58 per year for the years ended December 31, 2001, 2000, and 1999, and is included as a component of service cost.

The Company sponsors a defined contribution retirement savings plan under section 401(k) of the Internal Revenue Code covering substantially all employees. All contributions are subject to limitations imposed by IRS regulations. The total benefit expense under this plan amounted to $558, $547, and $53 for the years ended December 31, 2001, 2000, and 1999, respectively.

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


NOTE 25 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the Company's quarterly results of operations for the years 2001 and 2000:


                                                                                      2001
                                                              Q1           Q2          Q3          Q4         TOTAL
                                                         ---------------------------------------------------------------

Revenue                                                   $   10,837   $  11,497    $  11,218   $  10,238  $   43,790
Operating expenses                                            29,513     299,807       12,970      14,038     356,328
                                                          ----------   ---------    ---------   ---------  -----------
    Operating loss                                           (18,676)   (288,310)      (1,752)     (3,800)   (312,538)
       Interest expense and other income, net                     65      (1,187)      (1,654)        (19)     (2,795)
                                                          ----------   ---------    ---------   ---------  -----------
    Income before minority interest                          (18,611)   (289,497)      (3,406)     (3,819)   (315,333)
       Minority interest in loss of subsidiary                 3,080           -            -           -       3,080
                                                          ----------   ---------    ---------   ---------  -----------
    Net loss before taxes                                    (15,531)   (289,497)      (3,406)     (3,819)   (312,253)
       Income tax provision                                        -           -            -           -           -
                                                          ----------   ---------    ---------   ---------  -----------
    Net loss before extraordinary item                       (15,531)   (289,497)      (3,406)     (3,819)   (312,253)
       Extraordinary gain                                      1,681           -            -           -       1,681
                                                          ----------   ---------    ---------   ---------  -----------
                     Net loss from continuing operations     (13,850)   (289,497)      (3,406)     (3,819)   (310,572)
    Loss on disposal of discontinued operations                    -           -            -           -           -
    Loss from discontinued operations                              -           -            -           -           -
                                                          ----------   ---------    ---------   ---------  -----------
    Net loss                                              $  (13,850)  $(289,497)   $  (3,406)  $  (3,819) $ (310,572)
                                                          ==========   =========    =========   =========  ===========

    Loss per share of common stock (basic and diluted)
        Continuing operations                             $   (0.37)   $   (5.48)   $   (0.06)  $   (0.07) $    (6.22)
        Extraordinary gain                                     0.04            -            -           -        0.03
                                                          ----------   ---------    ---------   ---------  -----------
        Net loss                                          $   (0.33)   $   (5.48)   $   (0.06)  $   (0.07) $    (6.19)
                                                          ==========   =========    =========   =========  ===========


                                                                                      2000
                                                              Q1           Q2          Q3          Q4         TOTAL
                                                         ---------------------------------------------------------------

Revenue                                                   $   11,375  $    10,363  $   11,016  $   10,042  $   42,796
Operating expenses                                            27,754       27,628      24,816      24,494     104,692
                                                          ----------  -----------  ----------  ----------  -----------
    Operating loss                                           (16,379)     (17,265)    (13,800)    (14,452)    (61,896)
        Interest expense and other income, net                  (585)         408        (916)     (1,884)     (2,977)
                                                          ----------  -----------  ----------  ----------  -----------
    Income before minority interest                          (16,964)     (16,857)    (14,716)    (16,336)    (64,873)
        Minority interest in loss of subsidiary                9,360        9,708       7,786       9,134      35,988
                                                          ----------  -----------  ----------  ----------  -----------
    Net loss before taxes                                     (7,604)      (7,149)     (6,930)     (7,202)    (28,885)
        Income tax provision                                       -            -           -         585         585
                                                          ----------  -----------  ----------  ----------  -----------
    Net loss before extraordinary item                        (7,604)      (7,149)     (6,930)     (6,617)    (28,300)
        Extraordinary gain                                         -            -           -       1,925       1,925
                                                          ----------  -----------  ----------  ----------  -----------
                     Net loss from continuing operations      (7,604)      (7,149)     (6,930)     (4,692)    (26,375)
    Loss on disposal of discontinued operations                    -       (2,802)          -         502      (2,300)
                       Loss from discontinued operations      (3,728)      (2,613)          -           -      (6,341)
                                                          ----------  -----------  ----------  ----------  -----------
    Net loss                                              $  (11,332) $   (12,564) $   (6,930) $   (4,190) $  (35,016)
                                                          ==========  ===========  ==========  ==========  ===========

    Loss per share of common stock (basic and diluted)
        Continuing operations                             $    (0.58) $     (0.55) $    (0.53) $    (0.51) $    (2.17)
        Discontinued operations                                (0.29)       (0.41)          -        0.04       (0.66)
        Extraordinary gain                                         -            -           -         .15         .15
        Net loss                                          $    (0.87) $     (0.96) $    (0.53) $    (0.32) $    (2.68)
                                                          ==========  ===========  ==========  ==========  ===========

                        HEALTHAXIS INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)


NOTE 26 - SUBSEQUENT EVENTS

On August 15, 2000, Alvin H. Clemens, the Company's then Chairman, and Healthaxis entered into an agreement terminating Mr. Clemens' employment contract. The termination agreement became effective upon the consummation of the HAXS Merger in January 2001. Under the terms of the termination agreement, Mr. Clemens was to receive aggregate payments totaling $2,125 paid in quarterly installments over five years beginning in the first quarter of 2001. The Company, at its option, could make the quarterly payments in shares of Healthaxis common stock not to exceed a total of 500,000 shares.

On March 6, 2002, the Company and Mr. Clemens entered into an agreement pursuant to which Mr. Clemens agreed to accept 358,332 shares of the Company's common stock in full payment and satisfaction of the remainder of the severance obligation. The Company recorded a gain in the first quarter of 2002 totaling $1,345 related to the settlement of this liability, which was based upon the difference between the carrying amount of the liability and the fair value of the common stock issued to Mr. Clemens.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         BDO Seidman, LLP, the independent accountants who had been engaged by Healthaxis Inc. (the "Company") as the principal accountants to audit the Company's consolidated financial statements, was dismissed effective April 17, 2001. On April 24, 2001, the Company engaged Ernst & Young, LLP as the Company's new principal independent accountants to audit the Company's consolidated financial statements for the year ending December 31, 2001.

         The decision to change the Company's independent accountants from BDO Seidman, LLP to Ernst & Young, LLP was recommended by the Audit Committee of the Board of Directors and approved by the Company's Board of Directors.

         The reports of BDO Seidman, LLP, on the financial statements of the Company during the two-year period ended December 31, 2000, did not contain an adverse opinion, or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the two-year period ended December 31, 2000, and interim period from January 1, 2001 through the date of dismissal of BDO Seidman, LLP, the Company did not have any disagreements with BDO Seidman, LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

         Prior to engaging Ernst & Young, LLP, Healthaxis had not consulted Ernst & Young, LLP, regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required to be included in Item 10 of Part III of this Form 10-K is incorporated by reference from information from the Company's definitive proxy statement, for its 2002 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required to be included in Item 11 of Part III of this Form 10-K is incorporated by reference from information from the Company's definitive proxy statement, for its 2002 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required to be included in Item 12 of Part III of this Form 10-K is incorporated by reference from information from the Company's definitive proxy statement, for its 2002 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required to be included in Item 13 of Part III of this Form 10-K is incorporated by reference from information from the Company's definitive proxy statement, for its 2002 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   The materials set forth below are filed as part of this report.


        (1)    List of Financial Statements:                                               Page
                                                                                           ----
               Report of Independent Auditors                                               39

               Report of Independent Certified Public Accountants                           40

               Consolidated Balance Sheets -
                      December 31, 2001 and 2000                                            41

               Consolidated Statements of Operations -
                      Years ended December 31, 2001, 2000, and 1999                         42

               Consolidated Statements of Changes in Stockholders' Equity -
                       Years ended December 31, 2001, 2000, and 1999                        43

               Consolidated Statements of Cash Flows -
                       Years ended December 31, 2001, 2000, and 1999                        44

               Notes to Consolidated Financial Statements                                   46

        (3)    Exhibits:
               --------

                     The Exhibits listed on the accompanying Exhibit Index
               immediately following the Financial Statement Schedules are filed as part of, and are incorporated by reference into, this Report.

   (b)   Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                       HEALTHAXIS INC.

Date: March 22, 2002                   By: /s/ James W. Mclane
                                          ----------------------------------
                                          James W. McLane
                                          Chairman of the Board, President,
                                          Chief Executive Officer
                                          (Duly Authorized Officer)

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James W. McLane and John Carradine and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

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


SIGNATURE                                      TITLE                                                   DATE
---------                                      -----                                                   ----
 /s/ James W. Mclane                           Chairman of the Board, President and Chief           March 22, 2002
----------------------------------------       Executive Officer (principal executive officer)
James W. McLane

 /s/ John M. Carradine                         Chief Financial Officer and Treasurer (Principal     March 22, 2002
-----------------------------------------      financial and accounting officer)
John M. Carradine

 /s/  Michael Ashker                           Director                                             March 21, 2002
-----------------------------------------
Michael Ashker

 /s/ Kevin Brown                               Director                                             March 22, 2002
-----------------------------------------
Kevin Brown

 /s/ Alvin H. Clemens                          Director                                             March 22, 2002
-----------------------------------------
Alvin H. Clemens

 /s/ Adam J. Gutstein                          Director                                             March 20, 2002
----------------------------------------
Adam J. Gutstein

 /s/ Henry G. Hager                            Director                                             March 20, 2002
----------------------------------------
Henry G. Hager

 /s/ Kevin F. Hickey                           Director                                             March 21, 2002
----------------------------------------
Kevin F. Hickey

 /s/ James L. Hopkins                          Director                                             March 22, 2002
----------------------------------------
James L. Hopkins

 /s/ Dennis B. Maloney                         Director                                             March 22, 2002
----------------------------------------
Dennis B. Maloney

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


        Exhibit
        Number          Description of Exhibits

          2.1 Stock Exchange Agreement, dated June 18, 1996 among Registrant, Richard E. Field, Arthur J. Ivey and Richard
                        E. Field & Associates, Inc. Incorporated by reference to Exhibit (2)(D) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

          2.2 Stock Purchase Agreement between Registrant and AHC Acquisition, Inc., dated August 16, 1999. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed August 27, 1999.

          2.3 Securities Purchase Agreement between Registrant and the Purchasers dated September 14, 1999. Incorporated by reference to Exhibit 1 to Registrant's Form 8-K filed September 22, 1999.

          2.4 Amendment to Securities Purchase Agreement between the Registrant and the Purchasers dated September 28, 2000. Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed October 11, 2000.

          2.5 Agreement and Plan of Merger between Registrant, HealthAxis.com, Inc., UICI and Insurdata Incorporated dated December 6, 1999. Incorporated by reference to
                        Exhibit 99.3 to Registrant's Form 8-K filed December 8, 1999.

          2.6 Amended and Restated Agreement and Plan of Reorganization dated October 26, 2000 among the Registrant, HealthAxis and HealthAxis Acquisition Corp. Incorporated by reference to Exhibit 99.2 to Registrant's Form 8-K filed January 30, 2001.

          2.7 Agreement and Plan of Merger dated October 26, 2000 among the Registrant, HealthAxis and HealthAxis Acquisition Corp. (included as exhibit to Amended and Restated Agreement and Plan of Reorganization). Incorporated by reference to Exhibit 99.2 to Registrant's Form 8-K filed January 30, 2001.

          3.1 Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K dated January 30, 2001.

          3.2 Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to Registrant's Form 8-K filed January 30, 2001.

          4.1           Form of Registrant's Common Stock Certificate.
                        Incorporated by reference to Exhibit 4(A) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

       Exhibit
        Number          Description of Exhibits

         10.1 Premium Production and Stock Option Agreement dated January 19, 1991 among Registrant, Provident Indemnity Life Insurance Company and Premarco, Inc. Incorporated by reference to Exhibit (10)(E) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

         10.2 Registrant's 1983 Incentive Stock Option Plan and Management Contracts thereunder. Incorporated by reference to Exhibit (10)(C)(17) to Registrant's Form 10 Registration Statement No. 0-13591, as amended. 10.3 Registrant's 1985 Non-Qualified Stock Option Plan. Incorporated by reference to Exhibit (10)(C)(1) to Registrant's Form 10 Registration Statement No. 0-13591, as amended.

         10.4           Registrant's 1991 Executive Stock Option Plan.
                        Incorporated by reference to Exhibit (10)(O) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

         10.5           Registrant's 401(k) Profit Sharing Plan and Trust.
                        Incorporated by reference to Exhibit (10)(P) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

         10.6 Amendment dated November 17, 1992 to Premium Production and Stock Option Agreement dated January 19, 1991 among Registrant, Provident Indemnity Life Insurance Company and Premarco, Inc., Incorporated by reference to Exhibit (10)(S) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

         10.7 Amended and Restated Provident American Corporation Incentive Stock Option Plan for Field Representatives and Agents dated January 1, 1991. Incorporated by reference to Exhibit (10)(T) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

         10.8 Third Amendment to the Amended and Restated Stock Option Agreement dated April 1, 1993 among Registrant, Provident Indemnity Life Insurance Company and Alvin H. Clemens. Incorporated by reference to Exhibit (10)(B) to Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

       Exhibit
        Number          Description of Exhibits

         10.9 Option Agreement dated as of April 1, 1993 granting Alvin H. Clemens the right to purchase 500,000 shares of Series A Preferred Stock. Incorporated by reference to Exhibit (10)(C) to Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

         10.10 Amendment to Amended and Restated Option Agreement, dated as of September 9, 1999. Incorporated by reference to Exhibit (10)(K) to Registrant's Annual Report on form10-K for the year ended December 31, 1999.

         10.11 Fourth Amendment to Registrant's Incentive Stock Option Plan for Field Representatives and Agents, effective January 1, 1995. Incorporated by reference to Exhibit
                        (10)(CC) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

         10.12 Registrant's Life and Health Insurance Agent Non-Qualified Stock Option Plan, effective January 2, 1996. Incorporated by reference to Exhibit (10)(EE) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.13 Amendment and Restatement of the Registrant's Stock Option Plan for Directors, effective July 16, 1996. Incorporated by reference to Exhibit (10)(JJ) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.14 Registrant's 1996 Employee Incentive Stock Option Plan, effective July 16, 1996. Incorporated by reference to Exhibit (10)(KK) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.15 Registrant's Amended and Restated Stock Option Plan for Executives, dated December 11, 1996. Incorporated by reference to Exhibit (10)(LL) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.16 Stock Option/Warrant Agreement, dated January 1, 1996 between Registrant and Richard E. Field. Incorporated by reference to Exhibit (10)(QQ) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.17 First Amendment to the Amended and Restated Interactive Marketing Agreement between America Online, Inc. and Provident Health Services, Inc. and HealthAxis. Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K/A dated January 19, 1999.

       Exhibit
        Number          Description of Exhibits

         10.18 Second Amendment to the Amended and Restated Interactive Marketing Agreement between America Online, Inc. and Provident Health Services, Inc. and HealthAxis. (This document has been redacted to remove certain portions for which confidential treatment has been requested by the Company pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K/A filed May 14, 1999.

         10.19 Lynx Capital Group, LLC Consulting Agreement, dated March 31, 1998 between Provident Indemnity Life Insurance Company, Provident American Life and Health Insurance Company and Lynx Capital Group, LLC. Incorporated by reference to Exhibit (10)(OO) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.20 Share Purchase Agreement dated November 13, 1998 between Registrant, Lynx Private Equity Partners I, LLC, James Burke, Craig Gitlitz, Craig Gitlitz IRA and Interhotel Company Ltd. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated December 23, 1998.

         10.21          Severance Agreement between Registrant and Anthony R.
                        Verdi effective March 1, 2001. Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000.

         10.22 Amended and Restated Registration Rights Agreement between the Registrant and the Purchasers dated January 29, 2001.

         10.23 Form of Amended Debenture issued by the Registrant to the Purchasers dated September 28, 2000. Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed October 11, 2000.

         10.24 Form of Amended Warrant issued by the Registrant to the Purchasers dated September 28, 2000. Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed October 11, 1999.

         10.25          Letter Agreement between the Registrant and Alvin H.
                        Clemens dated September 9, 1999. Incorporated by reference to Exhibit 5 to Registrant's Form 8-K filed September 22, 1999.

         10.26 Securities Purchase Agreement between HealthAxis and the Purchasers (including the Registrant) dated December 3, 1999. Incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K filed December 8, 1999.

         10.27          Shareholders' Agreement between Registrant, UICI, Alvin
                        H. Clemens and Michael Ashker dated January 26, 2001.

       Exhibit
        Number          Description of Exhibits

         10.28 Amended and Restated Voting Trust Agreement between UICI and Messrs. Ashker, LeBaron and Maloney dated July 31, 2000. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

         10.29 Transition Agreement between the Registrant's subsidiary, HealthAxis.com, Inc., and Insurdata Incorporated dated December 6, 1999. Incorporated by reference to Exhibit 99.6 to Registrant's Form 8-K filed December 8, 1999.

         10.30 Letter Agreement between the Registrant, UICI and HealthAxis dated December 6, 1999. Incorporated by reference to Exhibit 99.11 to Registrant's Form 8-K filed December 8, 1999.

         10.31 Voting Trust Agreement between HAI, HealthAxis, UICI, Messrs. Ashker, Clemens, Hager and LeBaron, dated January 7, 2000. Incorporated by reference to Exhibit
                        99.5 to Registrant's Form 8-K filed December 8, 1999.

         10.32 Registrant's 2000 Stock Option Plan. Incorporated by reference to Exhibit (10)(PPP) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

         10.33          Amended and Restated Healthaxis.com 1998 Stock Option
                        Plan.

         10.34 Agreement between Insurdata Imaging Services, The Mega Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee effective May 1, 1999; with First Amendment effective January 1, 2000. Incorporated by reference to Exhibit (10)(QQQ) to Registrant' s Annual Report on Form 10-K for the year ended December 31, 1999.

         10.35 License and Services Agreement between Insurdata and UICI Administrators, Inc. dated January 1, 1999. Incorporated by reference to Exhibit (10)(RRR) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

         10.36          Insurdata Incorporated 1999 Stock Option Plan.
                        Incorporated by reference to Exhibit (10)(SSS) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

         10.37 Letter Lease Agreement dated May 28, 1997 between UICI and Insurdata. Inc. Incorporated by reference to Exhibit
                        (10)(TTT) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

         10.38 Agreement between UICI (including Insurdata Inc.) and Netlojix Communications, Inc. dated August 1, 1999. Incorporated by reference to Exhibit (10)(UUU) to Registrant's Annual Report on

       Exhibit
        Number          Description of Exhibits

                        Form 10-K for the year ended December 31, 1999.

         10.39 Termination Agreement of Employment Contract and First Amendment to Employment Contract between Registrant, HealthAxis.com, Inc. and Alvin H. Clemens, dated as of August 15, 2000. Incorporated by reference to Exhibit
                        10.3 to Registrant's Form 8-K filed October 11, 2000.

         10.40 Letter Agreement dated September 26, 2000 between Registrant, HealthAxis.com, Inc. and Alvin H. Clemens. Incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K filed October 11, 2000.

         10.41 Letter Agreement dated September 19, 2000 related to benefits between Registrant, HealthAxis.com, Inc. and Alvin H. Clemens. Incorporated by reference to Exhibit
                        10.5 to Registrant's Form 8-K filed October 11, 2000.

         10.42 Subordination Agreement dated October 6, 2000 among Registrant, HealthAxis.com, Inc. and certain Debenture holders. Incorporated by reference to Exhibit 10.11 to Registrant's Form 8-K filed October 11, 2000.

         10.43 Asset Purchase Agreement dated June 30, 2000, between HealthAxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.1 of Form 8-K filed July 20, 2000.

         10.44 Amendment to Asset Purchase Agreement dated September 29, 2000 between HealthAxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit
                        10.3 to Registrant's Form 8-K filed October 27, 2000.

         10.45 Software License and Consulting Agreement dated June 30, 2000, between HealthAxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit
                        10.2 of Form 8-K dated filed July 20, 2000.

         10.46 Amendment to Software License and Consulting Agreement dated September 29, 2000 between HealthAxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to
                        Exhibit 10.4 to Registrant's Form 8-K filed October 27, 2000.

         10.47 Settlement Agreement and Release dated December 1, 2000, between HealthAxis Inc. and Hannover Life Reassurance Company of America. Incorporated by reference to Exhibit
                        10.1 to Registrant's Form 8-K filed December 14, 2001.

         10.48 Agreement for the Sale of Commercial Real Estate, dated December 11, 2000 between HealthAxis Inc. and HealthAxis.com, Inc. Incorporated by reference to
                        Exhibit 10.2 to Registrant's Form 8-K filed December 14, 2001.

       Exhibit
        Number          Description of Exhibits


         10.49 Employment Agreement between HealthAxis.com, Inc., Registrant and James McLane. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed January 3, 2001.


         10.50 Severance Agreement between HealthAxis.com, Inc., Registrant and Michael Ashker. Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed January 3, 2001.


         10.51 Severance Agreement between HealthAxis.com, Inc., Registrant and Andrew Felder and Mutual Release of Liability between HealthAxis.com, Inc., Registrant and Andrew Felder. Incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K filed January 3, 2001.


         10.52 Software License Agreement with UICI effective January 25, 2001. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001.


         10.53 Asset Purchase Agreement with UICI effective December 29, 2000. Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001.


         10.54 Healthaxis Inc. and the Mega Life and Health Insurance Company dated May 29, 2001. Incorporated by reference to
                        Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001.


         10.55 Amendment No. 2 to Asset Purchase Agreement with Digital Insurance effective May 31, 2001. Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001.


         10.56 Amendment No. 2 to Software License and Consulting Agreement with Digital Insurance dated March 23, 2001. Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001.


         10.57 Amendment No. 3 to Software License and Consulting Agreement with Digital Insurance dated May 31, 2001. Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

       Exhibit
        Number          Description of Exhibits

         10.58 Amendment to Commercial Sublease Agreement with Digital Insurance effective June 1, 2001. Incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001.


         10.59 Severance Agreement for Michael G. Hankinson effective July 31, 2001. Incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001.


         10.60 Engagement Letter between Healthaxis Inc. and Student Insurance Division of UICI dated September 21, 2001. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.


         10.61 First Amendment to Software License Agreement with UICI effective September 24, 2001. Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.


         10.62 Agreement of Termination of the Shareholders Agreement dated November 7, 2001. Incorporated by reference to
                        Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.


         10.63 Proxy Agreement dated November 7, 2001. Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.


         10.64 Amendment No.1 to Amended and Restated Voting Trust Agreement dated November 7, 2001. Incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.


         10.65 Prepayment Agreement with Alvin H. Clemens effective March 6, 2002 filed herewith.


         10.66          Change in Control Employment Agreement between James.
                        W. McLane and Registrant dated as of January 1, 2002 filed herewith.


         10.67 Change in Control Employment Agreement between John Carradine and Registrant dated as of January 1, 2002 filed herewith.


         10.68 Change in Control Employment Agreement between Nancy Lockerman Mendoza and Registrant dated as of January 1, 2002 filed herewith.

       Exhibit
        Number          Description of Exhibits

         10.69          Change in Control Employment Agreement between Jonathan
                        B. Webb and Registrant dated as of January 1, 2002 filed herewith.


         10.70          Change in Control Employment Agreement between Emry P.
                        Sisson and Registrant dated as of January 1, 2002 filed herewith.


         10.71 Letter Agreement between Diamond Cluster International North America Inc. and Registrant dated January 3, 2002 filed herewith.


         21.1           Subsidiaries of Registrant.
                        (a)      Healthaxis.com, Inc.
                        (b)      Healthaxis Managing Partner, LLC.
                        (c)      Healthaxis Limited Partner, LLC
                        (d)      Healthaxis, Ltd.
                        (e)      Healthaxis Imaging Services, LLC.
                        (f)      Satellite Image Systems (Jamaica) Limited

         23.1           Consent of Ernst & Young LLP filed herewith.

         23.2           Consent of BDO Seidman, LLP filed herewith.

         24.1           Power of Attorney (see signature page)