Form 10-K/A
period 2001-12-31
HEALTHAXIS INC
filed 2002-04-04
CIK 768892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-13591

                                 HEALTHAXIS INC.
             (Exact name of Registrant as specified in its charter)
                             5215 N. O'Connor Blvd.
                                800 Central Tower

         Pennsylvania                           Irving, Texas 75039                23-2214195
------------------------------------- ------------------------------------ -----------------------------
   (State or other jurisdiction of       (Address of principal executive          (I.R.S. Employer
   incorporation or organization)           offices including zip code)        Identification Number)

                                 (972) 443-5000
                                 --------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       Title of each class       Name of each exchange on which registered
   ---------------------------  --------------------------------------------
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

                                Explanatory Note

This Amendment No. 1 to Form 10-K for the year ended December 31, 2001 is being filed to correct a typographical error that occurred in the initial filing on March 22, 2002 due to a printer's error. The error was on the headings on the Consolidated Balance Sheets presented in Item 8 of the original filing. The headings indicating amounts for the years 2001 and 2000 were reversed. All other disclosure is unchanged.

ITEM 8.  FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Report of Independent Auditors..........................................    2

Report of Independent Certified Public Accountants......................    3

Consolidated Balance Sheets - December 31, 2001 and 2000................    4

Consolidated Statements of Operations
   Years ended December 31, 2001, 2000 and 1999.........................    5

Consolidated Statements of Changes in Stockholders' Equity
   Years ended December 31, 2001, 2000 and 1999.........................    6

Consolidated Statements of Cash Flows
   Years ended December 31, 2001, 2000 and 1999.........................    7

Notes to Consolidated Financial Statements..............................    9

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


                                                     /s/ BDO Seidman, LLP
                                                     --------------------
                                                         BDO Seidman, LLP

Dallas, TX
March 16, 2001


                                        HEALTHAXIS INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                     (Dollars in thousands except share data)
                                                                                                        DECEMBER 31,
                                                                                                    2001            2000
                                                                                                 ---------       ---------
ASSETS
Cash and cash equivalents                                                                        $  13,149       $  17,170
Accounts receivable, net of allowance for doubtful accounts of $50 and $300, respectively            2,594           2,061
Accounts receivable from affiliates                                                                  3,286           5,090
Prepaid expenses and other current assets                                                              412             694
Notes receivable                                                                                       119             577
                                                                                                 ---------       ---------
         Total current assets                                                                       19,560          25,592

Property, equipment and software, less accumulated depreciation and
    amortization of $10,311 and $10,036, respectively                                                3,451           6,431
Capitalized software and contract start-up costs, less accumulated
     amortization of $1,327 and $1,478, respectively                                                 2,525           7,240
Customer base, less accumulated amortization of $2,379 and $4,301, respectively                      6,743          12,904
Goodwill, less accumulated amortization of $1,533 and $34,109, respectively                         24,308         648,854
Notes receivable from employees                                                                        311             631
Notes receivable                                                                                       308             242
Deferred acquisition costs                                                                               -             801
Assets held for sale                                                                                     -           5,005
Investment in Digital Insurance, Inc.                                                                  227           3,178
Other assets                                                                                           155             114
                                                                                                 ---------       ---------
                  Total assets                                                                   $  57,588       $ 710,992
                                                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                                 $   1,188       $   1,275
Accrued liabilities                                                                                  2,920           5,724
Deferred revenues                                                                                    1,867             737
Obligations under capital leases                                                                         8             269
                                                                                                 ---------       ---------
         Total current liabilities                                                                   5,983           8,005

Convertible debentures                                                                              27,134          27,367
Post retirement and employment liabilities                                                             995           1,072
Other liabilities                                                                                    1,087              15
                                                                                                 ---------     -----------
                  Total liabilities                                                                 35,199          36,459

Commitments and contingencies

Minority interest in COM
    Common stock                                                                                         -         442,989
    Preferred stock                                                                                      -          15,049

Stockholders' Equity:
Preferred stock, par value $1:  authorized 20,000,000 shares:
    Series A cumulative convertible, no shares issued or outstanding                                     -               -
    Series B cumulative convertible, no shares issued or outstanding                                     -               -
Common stock, par value $.10:  authorized 50,000,000 shares,
    issued and outstanding 52,978,613 and 13,097,618 shares                                          5,298           1,310
Common stock, Class A, par value $.10:  authorized 20,000,000
    shares, none issued and outstanding                                                                  -               -
Additional paid-in capital                                                                         433,386         325,797
Accumulated deficit                                                                               (416,069)       (105,497)
Unearned compensation                                                                                 (226)         (5,115)
                                                                                                 ---------       ---------
                  Total stockholders' equity                                                        22,389         216,495
                                                                                                 ---------       ---------
                  Total liabilities and stockholders' equity                                     $  57,588       $ 710,992
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

PRO FORMA INFORMATION

The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation". Had compensation cost for the Company's stock option grants been determined based on the fair value at the date of grants in accordance with the provisions of SFAS 123, the Company's net loss and net loss per common share would have been increased to the following pro forma amounts:


                                                     2001                   2000                  1999
                                                     ----                   ----                  ----
Net loss applicable to common shares
     as reported                                  $(310,572)              $(35,016)              $(46,601)
     Pro forma                                    $(317,195)              $(37,655)              $(48,192)

Net loss applicable to common shares           Basic & Diluted        Basic & Diluted       Basic & Diluted
                                               ---------------        ---------------       ---------------
     as reported                                   $(6.19)                $(2.68)                $(3.80)
     Pro forma                                     $(6.33)                $(2.88)                $(3.93)

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

                                       HEALTHAXIS INC.
Date:  April 4, 2002

                                       By: /s/ John M. Carradine
                                           -------------------------------------
                                           John M. Carradine
                                           Chief Financial Officer and Treasurer
                                           (Duly Authorized Officer)