Form 10-Q
period 2002-03-31
HEALTHAXIS INC
filed 2002-05-14
CIK 768892

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number		0-13591

HEALTHAXIS INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2214195 (I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., 800 Central Tower, Irving, Texas 75039
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code: (972) 443-5000

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

     Yes  X  No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,711,070 shares of common stock, par value $.10, outstanding as of April 16, 2002.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	March 31	December 31
	2002	2001

Assets
Cash and cash equivalents	$12,581	$13,149
Accounts receivable, net of allowance for doubtful accounts of $54 and $50, respectively	2,411	2,594
Accounts receivable from affiliates	2,675	3,286
Prepaid expenses and other current assets	529	412
Notes receivable	144	119

Total current assets	18,340	19,560
Property, equipment and software, less accumulated depreciation and amortization of $10,889 and $10,311, respectively	2,936	3,451
Capitalized software and contract start-up costs, less accumulated amortization of $1,545 and $1,327, respectively	2,566	2,525
Customer base, less accumulated amortization of $2,926 and $2,379, respectively	6,196	6,743
Goodwill, net	24,308	24,308
Notes receivable from employees	268	311
Notes receivable	343	308
Investment in Digital Insurance, Inc.	227	227
Other assets	153	155

Total assets	$55,337	$57,588

Liabilities and Stockholders’ Equity
Accounts payable	$819	$1,188
Accrued liabilities	1,778	2,920
Deferred revenues	1,340	1,867
Obligations under capital leases	—	8

Total current liabilities	3,937	5,983
Convertible debentures	27,158	27,134
Post retirement and employment liabilities	988	995
Other liabilities	1,085	1,087

Total liabilities	33,168	35,199
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1: authorized 100,000,000 shares:
Series A cumulative convertible, no shares issued or outstanding		—
Series B cumulative convertible, no shares issued or outstanding		—
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 53,710,359 and 52,978,613 shares	5,371	5,298
Additional paid-in capital	433,957	433,386
Accumulated deficit	(417,070)	(416,069)
Unearned compensation	(89)	(226)

Total stockholders’ equity	22,169	22,389

Total liabilities and stockholders’ equity	$55,337	$57,588

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Revenue	$9,792	$10,837

Expenses:
Cost of revenues	9,348	11,989
Sales and marketing	366	1,887
General and administrative	279	8,505
Research and development	117	562
Amortization of intangibles	619	6,570

Total expenses	10,729	29,513

Operating loss	(937)	(18,676)
Interest and other income, net	115	432
Interest expense	(179)	(367)

Loss before minority interest	(1,001)	(18,611)
Minority interest in loss of subsidiary	—	3,080

Net loss before extraordinary item	(1,001)	(15,531)
Extraordinary gain — convertible debt restructuring	—	1,681

Net loss	$(1,001)	$(13,850)

Loss per share of common stock (basic and diluted)
Continuing operations	$(0.02)	$(0.37)
Extraordinary gain	—	0.04

Net loss	$(0.02)	$(0.33)

Weighted average common shares and equivalents used in computing loss per share
Basic and diluted	53,483,000	41,759,000

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands) (Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Unearned
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Total

BALANCE, DECEMBER 31, 2001	—	—	52,979	$5,298	$433,386	$(416,069)	$(226)	$22,389
Net loss						(1,001)		(1,001)
Common stock issued in lieu of severance			358	36	319			355
Amortization/forfeiture of unearned compensation					(66)		137	71
Stock based compensation					78			78
Common stock issued in lieu of interest	—	—	373	37	240	—	—	277

BALANCE, MARCH 31, 2002	—	—	53,710	$5,371	$433,957	$(417,070)	$(89)	$22,169

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Cash flows from operating activities
Net loss	$(1,001)	$(13,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,343	7,720
Amortization of unearned compensation	71	408
Bad debt reserve	4	17
Minority interest in loss of subsidiary	—	(3,080)
Gain on convertible debt restructuring	—	(1,681)
Gain on settlement of severance obligation	(1,345)	—
Stock option compensation	78	5,323
Stock issued in lieu of severance	355	—
Gain on disposition of assets	—	(22)
Payment of interest with common stock	277	101
Interest on convertible debt	24	(45)
Change in:
Accounts receivable	790	(257)
Prepaid expenses and other current assets	(117)	224
Other assets, current and deferred income taxes	—	(6)
Accounts payable and accrued liabilities	(165)	(68)
Deferred revenues	(527)	1,809
Other liabilities	(9)	(6)

Net cash used in operating activities	(222)	(3,413)

Cash flows from investing activities
Collection (advances) of notes receivable	(17)	266
Investment in capitalized software and contract start-up	(258)	(1,274)
Proceeds from the sale of equipment	—	318
Payment of acquisition costs	—	(480)
Purchases of property, equipment and software	(63)	(484)

Net cash used in investing activities	(338)	(1,654)

Cash flows from financing activities
Payments on capital leases	(8)	(93)

Net cash used in financing activities	(8)	(93)

Decrease in cash and cash equivalents	(568)	(5,160)
Cash and cash equivalents, beginning of period	13,149	17,170

Cash and cash equivalents, end of period	$12,581	$12,010

Supplemental disclosure of cash flow information:
Interest paid	$19	$147

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands except share and per share data)
March 31, 2002

Note A — Description of business and basis of presentation

Unaudited Financial Information

     The unaudited condensed consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

General

     Healthaxis is an emerging technology services firm committed to providing innovative and configurable web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which are comprised of software products and related services, are designed to assist health insurance payers, third party administrators, intermediaries and employers provide enhanced services to members, employees and providers through the application of Healthaxis’ flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider (“ASP”) basis. Healthaxis believes that its solutions enable a client to reduce their administrative costs, enhance their customer service and improve their profitability.

     Healthaxis is a Pennsylvania corporation organized in 1982. Healthaxis’ common stock trades on the Nasdaq National Market under the symbol “HAXS.” The operations of Healthaxis during 2001 were conducted primarily through its subsidiary, Healthaxis.com, Inc. In the fourth quarter of 2001 the Company reorganized and formed a new subsidiary, Healthaxis, Ltd., through which all operations are now conducted. Unless otherwise indicated, or the context otherwise requires, all references in this document to the Company or Healthaxis include Healthaxis Inc. and all of its subsidiaries.

     On January 26, 2001, the stockholders of Healthaxis and Healthaxis.com approved the merger of Healthaxis.com into a newly formed, wholly owned subsidiary of Healthaxis. This transaction is referred to herein as the “HAXS Merger”.

Earnings Per Share

     Basic earnings per share is computed only on the weighted average number of common shares outstanding during the respective periods, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed to show the dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the stock options, warrants and shares issuable upon conversion of the Company’s convertible debentures into the computation of diluted earnings per share would be anti-dilutive. Accordingly, these items have not been included in the computation.

Note B — Recently Adopted Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Pre-acquisition Contingencies,” and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

     SFAS No. 142, supersedes APB Opinion No. 17, “Intangible Assets,” and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS No. 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS No. 142. The Company is evaluating the impact of SFAS No. 142 and expects to record any impairment indicated, if any, in the second quarter of 2002 as a cumulative effect of the accounting change as of January 1, 2002.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The primary objectives of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. There has been no significant impact resulting from the adoption of SFAS No. 144.

Note C — Related Party Transactions

     The Company conducts a significant amount of business with a major shareholder, UICI. The Company is currently economically dependent upon UICI. Any change in the Company’s relationship with UICI could have a material, adverse effect on the Company’s operations. At March 31, 2002, UICI owned approximately 46% of the Company’s outstanding common stock and owns warrants to purchase 222,396 shares of the Company’s common stock at prices ranging from $3.01 to $12.00 per share. UICI also owns $1,666, face value, of the Company’s convertible debentures that are convertible into 185,185 common shares.

     The Company currently provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements ranging from one to five years, with annual renewable options thereafter. These services include the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. The most significant of the agreements is the UICI outsourcing agreement (“Technology Outsourcing Agreement”), which is generally a cost plus ten percent contract, with an initial term of five years commencing January 1, 2000. The agreement is terminable without cause by UICI, or the Company, at anytime upon not less than 180 days notice to the other party. The agreement contains no minimum or maximum commitments on behalf of UICI and its affiliates, and UICI and its affiliates are free to obtain the services provided by Healthaxis from an unrelated third party during the term of the agreement.

     UICI and its subsidiaries and affiliates constitute, in the aggregate, the Company’s largest customer. For the three months ended March 31, 2002 and 2001, UICI and its subsidiaries and affiliates accounted for an aggregate of $5,343 (55%) and $7,153 (66%), respectively, of the Company’s total revenues. Approximately $1,288 of this quarterly reduction is due to the sale of UICI Administrators, Inc. by UICI to American Administrative Group, Inc. (“AAG”) in January 2002. AAG is not affiliated with either UICI or Healthaxis. Revenue received from AAG in 2002 is therefore excluded from the UICI total. As of March 31, 2002, Healthaxis had accounts receivable due from UICI and its subsidiaries and affiliates totaling $2,675, which represented 53% of the Company’s total accounts receivable.

Note D — Amortization of Intangibles

     Amortization of intangibles is comprised of the following for the three months ended March 31, 2002 and 2001:

	2002	2001

Amortization of goodwill	$—	$5,365
Amortization of customer base	547	873
Amortization of developed software	72	332

	$619	$6,570

The allocation of assets following our adoption of SFAS No. 142 is summarized in the following table:

	March 31, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangibles no longer amortized:
Goodwill	$24,308	$—	$25,841	$1,533
Amortizable intangibles:
Customer base	9,122	2,926	9,122	2,379
Software acquired	1,372	846	1,372	774

The estimated future annual amortization expense for customer base and developed software is as follows:

		Customer	Developed
		Base	Software

2002 *		$2,188	$288
2003		2,188	288
2004		2,188	22
2004		179	—

	Total	$6,743	$598

*	Includes the three months ending March 31, 2002

Following is a presentation of the results of operations, adjusted to exclude goodwill amortization:

	Three Months Ended March 31,

	2002	2001

Reported net loss before extraordinary item	$(1,001)	$(15,531)
Reported net loss	$(1,001)	$(13,850)
Add back: amortization of goodwill	—	5,365

Adjusted net loss before extraordinary item	$(1,001)	$(10,166)

Adjusted net loss	$(1,001)	$(8,485)

Basic and diluted earnings per share:
Reported net loss before extraordinary item	$(0.02)	$(0.37)
Reported net loss	$(0.02)	$(0.33)
Add back: amortization of goodwill	—	0.13

Adjusted net loss before extraordinary item	$(0.02)	$(0.24)

Adjusted net loss	$(0.02)	$(0.20)

Note E — Segment Reporting

     In May of 2001, the Company implemented a restructuring plan which, among other things, created four separate business units, each with accountability for operations beginning July 1, 2001. Each business unit is deemed to be a reporting segment. Assets are not allocated to business units for internal reporting purposes and are therefore not included in the segment information below.

     The Company’s operating segments are:

•	Outsourcing Group — provides system technology support services on an outsourcing basis to the Company’s largest client, UICI.

•	Web Technology Group — provides web-enabled connectivity platforms and solutions for self service (broker, employer, employee and providers), large group enrollment and small group enrollment, sale/distribution and post-sale administration of group and individual insurance policies including health, life and dental insurance, and solutions for enabling compliance with HIPAA.

•	Benefit Administrator Solutions Group (formerly Application Solutions Group) — provides web-enabled systems for enrollment, administration and processing of health insurance claims on an ASP basis.

•	Imaging Services Group — provides electronic data capture, imaging, storage and retrieval of health insurance claims, attachments and other correspondence.

     Each business segment generally sells its products and services to the same constituent users, generally located in the United States, namely healthcare payers, which include insurance companies, third party administrators, brokers / intermediaries, Blue Cross/Blue Shield plans and self-insured employers.

     All revenue is specifically associated with a separate business unit and, therefore, there are no reconciling items. Portions of revenue generated from UICI and its subsidiaries that are earned under contracts or agreements other than the Technology Outsourcing Agreement are included in the appropriate business unit. Earnings before income tax, depreciation and amortization (“EBITDA”) is the primary measurement used by management to make decisions regarding the segments. EBITDA, as defined by the Company, also excludes restructuring, severance and non-cash stock based compensation charges (“EBITDA As Defined”). Corporate overhead includes executive management, accounting, legal and human resources, and other expenses. Operating income does not include any cost allocations for corporate overhead except in the case of the Outsourcing Group. Corporate overhead costs are generally fixed and therefore do not necessarily fluctuate with either an increase or decease in outsourcing revenue.

			Benefit
		Web	Administrator	Imaging	Corporate	Consolidated
	Outsourcing	Technology	Solutions	Services	Overhead	Total

Three Months Ended March 31, 2002
Revenue	$4,500	$1,087	$3,167	$1,038	$—	$9,792
EBITDA As Defined	841	(463)	769	(303)	(1,634)	(790)
Depreciation and amortization	—	277	183	205	678	1,343
Operating income (loss)	408	(741)	586	(508)	(682)	(937)

Three Months Ended March 31, 2001
Revenue	$5,249	$1,238	$3,021	$1,329	$—	$10,837
EBITDA As Defined	1,032	(1,815)	58	(106)	(2,024)	(2,855)
Depreciation and amortization	133	295	422	189	6,681	7,720
Operating income (loss)	454	(2,182)	(407)	(315)	(16,226)	(18,676

     The Outsourcing Group revenues are generated from UICI under the Technology Outsourcing Agreement. The contract term is 5 years commencing January 2000 and, generally the services provided under the agreement must be billed at Healthaxis’ cost plus ten percent. See Note C above.

     The Company’s core products are sold through the Benefit Administrator Solutions Group and the Web Technology Group, and most of the Company’s research and development efforts are concentrated in these areas. The Benefit Administrator Solutions Group is a mature business with over 20 years history and client base. The Web Technology Group is a relatively new business, built to take advantage of the Company’s internet expertise and the healthcare industry’s movement to web-enabled legacy systems. The Imaging Services Group serves as an entry point for new clients, through cost savings, and introduces cross-selling opportunities for other Company products.

Note F — Employee Termination Agreement

     On August 15, 2000, Alvin H. Clemens, the Company’s then Chairman, and Healthaxis entered into an agreement terminating Mr. Clemens’ employment contract. The termination agreement became effective upon the consummation of the HAXS Merger in January 2001. Under the terms of the termination agreement, Mr. Clemens was to receive aggregate payments totaling $2,125 paid in quarterly installments over five years beginning in the first quarter of 2001. The Company, at its option, could make the quarterly payments in shares of Healthaxis common stock not to exceed a total of 500,000 shares.

     On March 6, 2002, the Company and Mr. Clemens entered into an agreement pursuant to which Mr. Clemens agreed to accept 358,332 shares of the Company’s common stock in full payment and satisfaction of the remainder of the severance obligation. The Company recorded a gain in the first quarter of 2002 totaling $1,345 related to the settlement of this liability, which was based upon the difference between the carrying amount of the liability and the fair value of the common stock issued to Mr. Clemens.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning the Company’s financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Business—Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2001. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on forward-looking statements.

Overview

     Healthaxis is an emerging technology services firm committed to providing innovative and configurable web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which are comprised of software products and related services, are designed to assist health insurance payers, third party administrators, intermediaries and employers provide enhanced services to members, employees and providers through the application of Healthaxis’ flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider (“ASP”) basis. Healthaxis believes that its solutions enable a client to reduce their administrative costs and improve profitability.

     Management of Healthaxis, as well as the composition of our Board of Directors, was significantly changed during 2001. James W. McLane became the President and Chief Executive Officer in February 2001 (and Chairman of the Board of Directors in July 2001) and John M. Carradine followed as Chief Financial Officer in March 2001. In the months following, several goals were accomplished to set the stage for 2002 and re-position the Company for future growth:

•	The Company’s financial position was improved

•	Operating expenses were reduced

•	The Company was restructured into four strategic business units

•	A cohesive market based strategy was developed

•	The sales force was reorganized

•	The sales pipeline grew significantly

•	Several meaningful clients were added

•	Strategic partnerships were created with several complementary enterprises

•	The Board of Directors was strengthened

•	A values-based culture was instilled in the Company

–	To deliver what we promise

–	To take ownership and accountability for our results

–	To do the right thing — all the time

–	To understand that relationships determine results

–	To team and run to win

     Revenue Model: Healthaxis derives revenue from a number of sources. Set forth below is a description of our revenues generated by each of our strategic business units.

     Benefit Administrator Solutions Group (formerly, the Application Solutions Group) revenue is either transaction based or derived from providing professional services. The transaction revenue is a combination of a per-employee-per-month (“PEPM”) fee for the use of our proprietary applications and a per document fee for the printing and mailing of system output (benefit checks, EOBs and letters). The transaction revenue is based on an ASP model, where we host the hardware and software and perform some print and mail services on behalf of clients. Professional services revenue is generated from direct billing for our staff time. These billings are generally derived from converting a client’s existing system, client training and tailoring custom solutions for a client. Professional services generally are billed on a flat rate per hour. In some cases, a project may be done for a fixed price. For fixed price projects, revenue is recognized on the percentage completion basis. Depending upon the nature and expected profitability of certain projects, professional service fees and associated costs may be deferred and recognized over the life of the transaction-based contract.

     Web Technology Group revenue is derived from licensing of our proprietary software products and providing professional services. The licensing revenue is a combination of per-member-per-month (“PMPM”) fees and fixed price license fees. The fixed price license fees historically have been recognized over a period of time, due to contract terms (such as a right of return). In the future, we may enter into one-time license fee agreements, which fees would be recognized upon the delivery of the product. Professional service revenue is generated from direct billing for our staff time. These billings generally are associated with implementation and integration of our software product into our client’s legacy system. Professional services may be billed on a flat rate per hour, or a project may be undertaken for a fixed price. Revenue on fixed price projects is recognized on the percentage completion basis.

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

     Outsourcing Group revenue is derived from system integration and consulting work for the Company’s single largest client, UICI, pursuant to the Technology Outsourcing Agreement on a cost plus 10% basis. We have a dedicated staff of employees located at various UICI sites who service this account. Monthly billings are prepared based upon a multiple of staff salary projected to cover our costs (including certain overhead costs) plus an additional 10%. At the end of each quarter, Healthaxis and UICI review and agree upon the final costs incurred for the quarter and adjust the billings to that required to yield the cost plus 10% arrangement. Outsourcing Group revenue is recognized in the month the services are performed.

     Restructuring Plan: In May 2001, the Company implemented a restructuring plan as further described in Note 6 to the Consolidated Financial Statements in Form 10-K for 2001. In connection with its restructuring and reorganization, the Company accrued or recorded restructuring charges of $279.6 million in the second quarter of 2001. Those costs are generally related to impairment of long-lived assets and goodwill, and severance costs for terminated employees.

     In total, counting the reduction-in-force and other expense reductions, the initiative was designed to save in excess of $11.0 million annually. Based upon the results of subsequent quarters, management achieved the anticipated level of savings. The Company was successful in lowering headcount, eliminating the development and marketing of certain products, lowering operating costs and moving its headquarters from Pennsylvania to Texas.

     UICI Relationship: The Company conducts a significant amount of business with its major shareholder, UICI. The Company is currently economically dependent upon UICI. Any change in the Company’s relationship with UICI could have a material, adverse effect on the Company’s operations. At March 31, 2002, UICI owned approximately 46% of the Company’s outstanding common stock and owns warrants to purchase 222,396 shares of the Company’s common stock at prices ranging from $3.01 to $12.00 per share. UICI also owns $1.7 million, face value, of the Company’s convertible debentures that are convertible into 185,185 common shares. As of March 31, 2002, Healthaxis had accounts receivable due from UICI and its subsidiaries and affiliates totaling $2.7 million, which represented 53% of the Company’s total accounts receivable.

     The Company currently provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements ranging from one to five years, with annual renewable options thereafter. These services include the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. The most significant of the agreements is the UICI Technology Outsourcing Agreement, which is generally a cost plus ten percent contract, with an initial term of five years commencing January 1, 2000. The agreement is terminable without cause by UICI, or the Company, at anytime upon not less than 180 days notice to the other party. The agreement contains no minimum or maximum commitments on behalf of UICI and its affiliates, and UICI and its affiliates are free to obtain the services provided by Healthaxis from an unrelated third party during the term of the agreement.

     UICI and its subsidiaries and affiliates constitute, in the aggregate, the Company’s largest customer. For the three months ended March 31, 2002 and 2001, UICI and its subsidiaries and affiliates accounted for an aggregate of $5.3 million (55%) and $7.2 million (66%) of the Company’s total revenues, respectfully. Approximately $1.3 million of the reduction in quarterly revenue from UICI was due to the sale by UICI of UICI Administrators, Inc. to American Administrative Group, Inc., as further discussed in Recent Developments below. The remaining reduction is related to reduced revenues under the Technology Outsourcing Agreement. UICI has advised Healthaxis that it intends to seek to further reduce its dependence on Healthaxis for services under the Technology Outsourcing Agreement due to UICI’s strategic objective of regaining control of and managing its own information technology staff. UICI has also indicated that it expects that its payments to Healthaxis under the Agreement in 2002 will be less than its payments in 2001, and will likely decline each year thereafter through the expiration of the agreement in 2005, at which time UICI has indicated that it does not intend to renew the agreement

Recent Developments

     UICI Administrators, Inc. Healthaxis provides certain data capture and business applications to UICI Administrators, Inc., a UICI subsidiary that provides third party administrative services, pursuant to a written service license agreement. Services under this agreement are provided by the Benefit Administrator Solutions Group and the Imaging Services Group. The agreement with UICI Administrators was for a three-year term that expired in December 2001.

     In January 2002, UICI sold UICI Administrators, Inc. to American Administrative Group, Inc. (“AAG”), a party unrelated to either UICI or Healthaxis. Healthaxis and AAG are currently operating under a temporary arrangement whereby services continue to be provided under the same terms as the expired agreement with UICI Administrators, Inc. Healthaxis and AAG are negotiating a definitive agreement, which is expected to be completed by June 30, 2002. However, there can be no assurances that such an agreement will be reached.

     For the three months ended March 31, 2002 AAG, through its subsidiary UICI Administrators, accounted for $1.1 million (11%) of Healthaxis’ total revenues. For the three months ended March 31, 2001 UICI Administrators accounted for $1.3 million (12%) of Healthaxis total revenues. The amounts paid by UICI Administrators are included in the UICI and subsidiaries numbers above only in 2001.

     NASDAQ Listing: On April 12, 2002 Healthaxis received notification from the Nasdaq Stock Market that, for a period of 30 consecutive trading days, Healthaxis’ common stock has closed below the minimum $1.00 per share price that is required for continued inclusion on the Nasdaq National Market.

     Under the notification, Healthaxis has 90 calendar days, or until July 11, 2002, to regain compliance. If, at anytime before July 11, 2002, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, Nasdaq staff may provide written notification that the Company complies with the rules. However, if the Company does not meet the criterion by July 11, 2002, it may either appeal the application of the Nasdaq rules or apply for a transfer of its stock to the Nasdaq SmallCap Market. The Company believes that if it were to apply to transfer its stock to the Nasdaq SmallCap Market, its application would be approved. However, there can be no assurance of Nasdaq’s approval of this application.

Results of Operations

     The Company focuses its cost containment initiatives on operating cash expenses. Operating depreciation / amortization, stock based compensation and amortization of intangible assets are all non-cash expenses.

     Operating depreciation / amortization is the systematic charge to expense for tangible fixed assets used in the operation of the business. Stock based compensation is the result of stock options that were granted at an exercise price below the market price of the Company’s common stock in 2000 and are charged to expense as vested, options that were repriced in 2000 and are accounted for as variable options with a “mark-to-market” expense charge to the extent the Company’s stock price exceeds $2.49, and charges from the vesting of an Insurdata option plan that was assumed as part of the Company’s merger with Insurdata Incorporated (the “Insurdata Merger”). Amortization of intangibles is the systematic expensing of customer base, developed software and, in 2001, goodwill. The following tables are presented in such a manner that these significant non-cash expenses are distinguishable from cash expenses.

Three months ended March 31, 2002 compared to three months ended March 31, 2001

	Three Months Ended March 31, 2002 (in thousands)

		Operating	Stock
	Operating	Depreciation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenues				$9,792	100%

Expenses
Cost of revenues	$8,587	$681	$80	$9,348	95%
Sales and marketing	320	11	35	366	4%
General and administrative	205	32	42	279	3%
Research and development	125	—	(8)	117	1%

Subtotal	$9,237	$724	$149	10,110	103%

Amortization of intangibles				619	6%

Total operating expenses				$10,729	110%

	Three Months Ended March 31, 2001 (in thousands)

		Operating	Stock
	Operating	Deprecation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenues				$10,837	100%

Expenses
Cost of revenues	$10,512	$1,036	$441	$11,989	111%
Sales and marketing	884	9	994	1,887	17%
General and administrative	4,149	71	4,285	8,505	78%
Research and development	518	34	10	562	5%

Subtotal	$16,063	$1,150	$5,730	22,943	212%

Amortization of intangibles				6,570	61%

Total operating expenses				$29,513	272%

     Revenues decreased 10% from $10.8 million for the three-months ended March 31, 2001 to $9.8 million for the same period in 2002. The decrease was primarily the result of reductions in the amounts received from UICI in the Outsourcing Group and Digital Insurance in the Web Technology Group, and the loss of a data capture client from the Imaging Services Group.

     Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. These costs decreased 22% from $12.0 million for the three months ended March 31, 2001 to $9.3 million for the same period in 2002. Cost of revenue as a percentage of revenue declined from 111% in 2001 to 95% in 2002. A reduction of amortization, depreciation and stock based compensation accounted for $716,000 of the decrease. The remainder was due primarily to a reduced labor force and expense savings pursuant to the restructuring plan implemented in May 2001 as described above.

     Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising. These expenses decreased from $1.9 million for the three-months ended March 31, 2001 to $366,000 for the same period in 2002. Approximately $1.0 million of the decrease was due to a reduction of amortization, depreciation and stock based compensation. As a part of the restructuring plan implemented in May 2001, the sales staff was reduced and transferred to the operating divisions, which resulted in the additional savings.

     General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses were approximately $8.5 million for the three months ended March 31, 2001 compared to $279,000 for the same period in 2002. Stock based compensation of approximately $4.3 million was included in the 2001 period as compared to $42,000 in the 2002 period due primarily to the re-measurement of options exchanged in the HAXS merger. Severance expenses totaling $2.4 million are included in the 2001 period, as compared to a credit of $1.3 million in 2002, primarily related to Mr. Clemens’ severance agreement and settlement as described in Note F to the Company’s Condensed Consolidated Financial Statements. After adjustment for these items, expenses have decreased approximately $267,000 as result of the gradual reduction of management and corporate staff subsequent to the HAXS Merger in January 2001, and the restructuring plan implemented in May 2001.

     Research and development expenses are primarily the salary and related benefits of personnel engaged directly in the development of new products and the enhancement of existing products, prior to the establishment of technological feasibility. These expenses decreased from $562,000 for the three-months ended March 31, 2001 to $117,000 for the same period in 2002. The decrease was due to a reduction of Advanced Technology Division staff, and the redeployment of staff from this division to operating divisions in order to focus on near term revenue opportunities.

     Amortization of intangibles Expenses related to the amortization of intangible assets include the amortization of developed software, customer base and goodwill. These expenses decreased from $6.6 million for the three-months ended March 31, 2001 to $619,000 for the same period in 2002. Predominantly all of the decrease was due to the fact that goodwill is no longer being amortized, effective January 1, 2002, in accordance with new accounting guidelines as described in the Recent Accounting Pronouncements section below.

     Interest and other income, net decreased from $432,000 in the three-months ended March 31, 2001 to $115,000 in the same period in 2002. The decrease was primarily due to lower cash balances and a reduction of notes receivable on which interest was earned.

     Interest expense decreased from $367,000 in the three-months ended March 31, 2001 to $179,000 in the same period in 2002. The decrease is due primarily to the reduction in amortization of the discount on the convertible debentures, which was revalued on January 26, 2001 in connection with the restructuring of this debt.

     Minority interest in loss of subsidiary was $3.1 million for the three-months ended March 31, 2001 compared to none for the same period in 2002. The minority interest was recorded for approximately one month (until the HAXS Merger) in 2001. Subsequent to the HAXS Merger, the Company owned 100% of the Healthaxis.com subsidiary and, therefore, no subsequent minority interest was recorded.

     Convertible debt restructuring of $1.7 million was recorded as an extraordinary gain in the three- months ended March 31, 2001 as the result of restructuring the convertible debentures in January 2001. There was no such gain in the comparable period in 2002.

Liquidity and Capital Resources

     General. A major objective of Healthaxis is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short-term equivalents on hand plus funds generated from operating cash flow. Our cash balances since January 2001 were as follows:

January 1, 2001 — $17.2 million
March 31, 2001 — $12.0 million
June 30, 2001 — $12.2 million
September 30, 2001 - $12.3 million
December 31, 2001 — $13.2 million
March 31, 2002 — $12.6 million

     In the second quarter of 2001, Healthaxis received a $2.0 million lump sum payment from Digital Insurance. In the fourth quarter of 2001, Healthaxis sold its building in Pennsylvania for a net cash amount of $2.6 million with an additional $180,000 due upon final tax filings. Along with these events, the significant improvement in cash flow from the 2001 first quarter is the result of cost containment measures put in place following the HAXS Merger in January 2001, and further savings recognized through the restructuring plan implemented in May 2001.

     The Company expects that current cash reserves and the cash generating from future operations will be sufficient to fund our operations for the foreseeable future. Funding operations on a longer-term basis will depend upon the Company’s ability to continue controlling costs and to generate new revenues. There can be no assurances that the Company will be successful in achieving these goals. If external funds are necessary to support the Company’s business operations, there can be no assurance that under then-current conditions such funds would be available or, if available, would not dilute shareholders’ interests or returns.

     Cash used in operating activities for the three months ended March 31, 2002 was $222,000 as compared to $3.4 million for the same period in 2001. The reduced cash expenditure was primarily the result of the cost containment measures put into place following the HAXS Merger in January 2001 and savings resulting from the restructuring plan implemented in May 2001.

     Cash used in investing activities for the three months ended March 31, 2002 was $338,000 as compared to $1.7 million for the comparable period in 2001. The reduced cash expenditure was primarily the result of a reduction in the purchase of fixed assets and lowering our expenditures on capitalized software and contract start up.

     Cash used from financing activities for the three months ended March 31, 2002 was $8,000 as compared to $93,000 for the comparable period in 2001 as a result of lower payments on capital leases.

     Obligations: In 1999, the Company issued 2% convertible debentures in the amount of $27.5 million. These debentures, as amended, are due on September 14, 2005 and may be converted into common stock at a conversion price of $9.00 per share at the option of the holder. Interest is paid semi-annually on January 1 and July 1 of each year and, at the Company’s option, may be paid in cash or in stock.

     The Company also has certain capital and operating lease commitments over the next five years. These leases are primarily for office space and data processing equipment. We have no other significant cash commitments other than the day to day operations of the business.

Recently Adopted Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Pre-acquisition Contingencies,” and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

     SFAS No. 142, supersedes APB Opinion No. 17, “Intangible Assets,” and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS No. 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS No. 142. The Company is evaluating the impact of SFAS No. 142 and expects to record any impairment indicated, if any, in the second quarter of 2002 as a cumulative effect of the accounting change as of January 1, 2002.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The primary objectives of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. There has been no significant impact resulting from the adoption of SFAS No. 144.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Exposure to market risk for changes in interest rates relate primarily to short-term investments. The Company does not use derivative financial instruments. The primary objective of its investment activities is to preserve principal while maximizing yields without significantly increasing risk. Due to the nature of the Company’s investments, it believes that there is no material risk exposure.

     The Company’s cash equivalents and other investment instruments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income. These instruments are not entered into for trading purposes. Healthaxis does not expect its interest income to be significantly affected by a sudden change in market interest rates.

     The convertible debentures outstanding at March 31, 2002 are fixed rate obligations and would not be exposed to the impact of interest rate fluctuations. To the extent that the Company seeks to refinance these instruments, the prevailing market interest rates on replacement debt could exceed rates currently paid thereby increasing interest expense and increasing net loss.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is involved in litigation arising in the ordinary course of its business. Management is of the opinion that no currently pending litigation will have a material adverse effect on the Company’s results of operations or financial position.

Item 2. Changes in Securities and Use of Proceeds.

     Not applicable

Item 3. Defaults Upon Senior Securities.

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable

Item 5. Other Information.

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

	(10.1)	Change in Control Employment Agreement between John D. Smith and Registrant dated as of April 1, 2002 filed herewith.
	(10.2)	Third Amendment to Agreement between Healthaxis Imaging Services LLC and The MEGA Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee (both subsidiaries of UICI) dated March 5, 2002 filed herewith.

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on February 7, 2002 in which it disclosed, under Item 9, a presentation made by Messrs. McLane and Carradine, on that date, at the UBS Warburg Global Healthcare Services Conference.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: May 14, 2002	By: /s/ James W. McLane James W. McLane, President and Chief Executive Officer

Date: May 14, 2002	By: /s/ John Carradine John Carradine, Chief Financial Officer (Principal Financial Officer) and Treasurer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(10.1)	Change in Control Employment Agreement between John D. Smith and Registrant dated as of April 1, 2002 filed herewith.
(10.2)	Third Amendment to Agreement between Healthaxis Imaging Services LLC and The MEGA Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee (both subsidiaries of UICI) dated March 5, 2002 filed herewith.