Form 10-Q
period 2002-06-30
HEALTHAXIS INC
filed 2002-08-14
CIK 768892

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended................................June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from..........to..........

Commission file number..................0-13591

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

Yes  X  No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,663,750 shares of common stock, par value $.10, outstanding as of August 10, 2002.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	June 30	December 31
	2002	2001

Assets
Cash and cash equivalents	$18,700	$13,149
Accounts receivable, net of allowance for doubtful accounts of $108 and $50, respectively	2,825	2,594
Accounts receivable from affiliates	139	1,023
Prepaid expenses and other current assets	1,130	412
Notes receivable	154	119

Total current assets	22,948	17,297
Property, equipment and software, less accumulated depreciation and amortization of $11,129 and $10,311, respectively	2,314	3,451
Capitalized software and contract start-up costs, less accumulated amortization of $1,758 and $1,327, respectively	2,265	2,525
Customer base, less accumulated amortization of $1,608 and $2,379, respectively	2,606	3,115
Goodwill	17,150	23,824
Notes receivable from employees	265	311
Notes receivable	325	308
Investment in Digital Insurance, Inc.	—	227
Assets related to discontinued operations	—	6,333
Other assets	153	155

Total assets	$48,026	$57,546

Liabilities and Stockholders’ Equity
Accounts payable	$758	$1,146
Accrued liabilities	1,639	2,920
Deferred revenues	1,588	1,867
Obligations under capital leases	—	8

Total current liabilities	3,985	5,941
Convertible debentures	27,183	27,134
Post retirement and employment liabilities	979	995
Other liabilities	1,085	1,087

Total liabilities	33,231	35,157
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A cumulative convertible, no shares issued or outstanding	—	—
Series B cumulative convertible, no shares issued or outstanding	—	—
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 53,210,359 and 52,978,613 shares	5,321	5,298
Additional paid-in capital	440,483	433,386
Accumulated deficit	(430,969)	(416,069)
Unearned compensation	(41)	(226)

Total stockholders’ equity	14,794	22,389

Total liabilities and stockholders’ equity	$48,026	$57,546

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues	$4,588	$5,970	$9,880	$11,558
Expenses:
Cost of revenues	5,758	6,189	11,447	13,828
Sales and marketing	643	686	1,009	2,573
General and administrative	1,324	1,689	1,603	10,194
Research and development	123	359	240	921
Restructuring and impairment charges	—	279,607	—	279,607
Loss on building	—	1,665	—	1,665
Amortization of intangibles	582	4,935	1,201	11,505

Total expenses	8,430	295,130	15,500	320,293

Operating loss	(3,842)	(289,160)	(5,620)	(308,735)
Interest income and other income (expense)	(158)	(999)	(43)	(567)
Interest expense	(184)	(188)	(363)	(555)

Loss before minority interest	(4,184)	(290,347)	(6,026)	(309,857)
Minority interest in loss of subsidiary	—	—	—	3,080

Loss from continuing operations	(4,184)	(290,347)	(6,026)	(306,777)
Gain from discontinued operations	523	850	1,364	1,749
Loss on disposal of discontinued operations	(3,564)	—	(3,564)	—

Income (loss) on discontinued operations	(3,041)	850	(2,200)	1,749

Net loss before extraordinary item	(7,225)	(289,497)	(8,226)	(305,028)
Convertible debt restructuring	—	—	—	1,681

Net loss before cumulative effect of accounting change	(7,225)	(289,497)	(8,226)	(303,347)
Cumulative effect of accounting change	—	—	(6,674)	—

Net loss	$(7,225)	$(289,497)	$(14,900)	$(303,347)

Loss per share of common stock (basic and diluted)
Continuing operations	$(0.08)	$(5.50)	$(0.11)	$(6.49)
Discontinued operations	(0.05)	0.02	(0.04)	0.04
Extraordinary gain	—	—	—	0.04
Cumulative effect of accounting change	—	—	(0.13)	—

Net loss	$(0.13)	$(5.48)	$(0.28)	$(6.41)

Weighted average common shares and equivalents used in computing loss per share
Basic and diluted	53,633,000	52,784,000	53,559,000	47,302,000

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands) (Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Unearned
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Compensation	Total

Balance December 31, 2001	—	—	52,979	$5,298	$433,386	$(416,069)	$(226)	$22,389
Net loss						(14,900)		(14,900)
Termination of UICI contract			(500)	(50)	6,409			6,359
Common stock issued in lieu of severance			358	36	319			355
Amortization and forfeiture of unearned compensation					(93)		185	92
Stock based compensation					222			222
Common stock issued in lieu of interest	—		373	37	240	—	—	277

Balance June 30, 2002	—	—	53,210	$5,321	$440,483	$(430,969)	$(41)	$14,794

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (Unaudited)

	Six Months Ended

	June 30,	June 30,
	2002	2001

Cash flows from operating activities
Net loss	$(14,900)	$(303,347)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of discontinued operations	3,564	—
Cumulative effect of accounting change	6,674	—
Depreciation and amortization	2,706	13,458
Amortization of unearned compensation	92	846
Bad debt reserve	58	33
Minority interest in loss of subsidiary	—	(3,080)
Gain on settlement of severance obligation	(1,345)	—
Gain on convertible debt restructuring	—	(1,681)
Stock option compensation	222	5,404
Loss on disposition of assets	—	93
Interest on convertible debt	49	(21)
Impairment or restructuring charges	942	282,115
Payments of interest and severance with common stock	632	164
Change in:
Accounts receivable	2,858	1,932
Prepaid expense and other current assets	(718)	173
Other assets, current and deferred income taxes	—	(36)
Accounts payable and accrued liabilities	(366)	(581)
Deferred revenues	(279)	1,713
Other	(17)	(4)

Net cash provided by (used in) operating activities	172	(2,819)

Cash flows from investing activities
Collection on notes receivable, net	(6)	804
Investment in capitalized software and contract start-up	(847)	(2,015)
Payment of acquisition costs	—	(471)
Purchases of property, equipment and software, net	(119)	(396)
Other	—	79

Net cash used in investing activities	(972)	(1,999)

Cash flows from financing activities
Payments on capital leases	(8)	(164)
Termination of UICI contract	6,359	—

Net cash provided by (used in) financing activities	6,351	(164)

Increase (decrease) in cash and cash equivalents	5,551	(4,982)
Cash and cash equivalents, beginning of period	13,149	17,170

Cash and cash equivalents, end of period	$18,700	$12,188

Supplemental disclosure of cash flow information:
Interest paid	$41	$199

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)
June 30, 2002

Note A — Description of business and basis of presentation

Unaudited Financial Information

     The unaudited condensed consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three-month and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     Generally accepted accounting principles require management to make estimates and assumptions when preparing financial statements that affect:

•	The reported amounts of assets and liabilities at the date of the financial statements; and

•	The reported amounts of revenues and expenses during the reporting period.

     They also require management to make estimates and assumptions regarding any contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

General

     Healthaxis is a technology services firm committed to providing innovative and configurable web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which are comprised of software products and related services, are designed to assist health insurance payers, third-party and first-party administrators, intermediaries and employers provide enhanced services to members, employees and providers through the application of Healthaxis’ flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider (“ASP”) basis. Healthaxis believes that its solutions enable a client to reduce their administrative costs and improve their profitability.

     Healthaxis is a Pennsylvania corporation organized in 1982. Healthaxis’ common stock trades on the Nasdaq SmallCap Market under the symbol “HAXS.” The operations of Healthaxis during 2001 were conducted primarily through its subsidiary, Healthaxis.com, Inc. In the fourth quarter of 2001 the Company reorganized and formed a new subsidiary, Healthaxis, Ltd., through which all operations are now conducted. Unless otherwise indicated, or the context otherwise requires, all references in this document to the Company or Healthaxis include Healthaxis Inc. and all of its subsidiaries.

Note B — Accounting Policies and Recently Adopted Accounting Pronouncements

Earnings Per Share

     Basic earnings per share is computed only on the weighted average number of common shares outstanding during the respective periods, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed to show the dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the stock options, warrants and shares issuable upon conversion of the Company’s convertible debentures into the computation of diluted earnings per share would be anti-dilutive generally due to the Company’s net loss. Accordingly, these items have not been included in the computation.

Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002), annually thereafter and upon the occurrence of any event that indicates potential impairments. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

     SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note F — Segment Reporting. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

     Upon adoption of SFAS No. 142 and completion of the required transition testing in the second quarter of 2002, the Company recorded as of January 1, 2002 a one-time, non-cash charge of $6,674 to reduce the carrying value of its goodwill. Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using a discounted cash flow methodology.

Long-Lived Assets

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company adopted SFAS No. 144 as of January 1, 2002. There has been no significant impact resulting from the adoption of SFAS No. 144.

     The Company records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment included material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

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

Note C — Termination of UICI Technology Services Agreement

     On June 11, 2002, the Company initiated and entered into an agreement with UICI terminating the amended Information Technology Services Agreement (the “Agreement”) between the two parties. The Agreement was originally entered into on January 3, 2000 in conjunction with the merger of Healthaxis.com, Inc and Insurdata Incorporated. Under the terms of the termination agreement, UICI made a one-time cash payment to Healthaxis in the amount of $6,500 and tendered 500,000 shares of Healthaxis common stock back to the Company. In return, approximately 165 Healthaxis employees that were previously dedicated to providing services to UICI under the Agreement were transferred to and became employees of UICI on June 15, 2002. Due to the related party nature of the transaction, the Company has recorded the net proceeds, totaling $6,359, as a contribution of capital from a significant shareholder.

Discontinued Operations

The Company has previously reported the revenues and expenses associated with the Agreement as those from the Outsourcing segment. As a result of the termination of the Agreement, the Company’s financial statements have been prepared with the Outsourcing segment results of operations presented as discontinued operations. All historical financial statements presented have been restated to conform to this presentation.

Impairment charges of $484 and $3,080 related to goodwill and customer base, respectively, allocated to the Outsourcing segment have been recorded as a loss on disposal of discontinued operations.

The operating results of the discontinued Outsourcing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenue	$3,578	$5,527	$8,078	$10,776
Cost of revenue	3,055	4,677	6,714	9,027

Net income	$523	$850	$1,364	$1,749

Note D — Related Party Transactions

     At June 30, 2002, UICI owned approximately 45% of the Company’s outstanding common stock and owned warrants to purchase 222,396 shares of the Company’s common stock at prices ranging from $3.01 to $12.00 per share. At June 30, 2002, UICI also owned $1,666, face value, of the Company’s convertible debentures that were convertible into 185,185 common shares.

     UICI and its subsidiaries and affiliates (collectively “UICI”) have in the past constituted, in the aggregate, Healthaxis’ largest customer. Services to UICI are provided pursuant to various written agreements, the most significant of which has been the Information Technology Services Agreement (the “Agreement”). On June 11, 2002, the Company and UICI mutually agreed to an early termination of the Agreement (See Note C). Healthaxis also provides services from continuing operations to certain UICI subsidiaries and affiliates, including the use of certain proprietary workflow and business applications, as well as data capture services. The Company’s revenues from UICI for these services for the three months ended June 30, 2002 and 2001, were $402 (9%) and $2,053 (34%), respectively, of the Company’s revenues from continuing operations. The Company’s revenues from UICI for these services for the six months ended June 30, 2002 and 2001, were $1,245 (13%) and $3,957 (34%), respectively, of the Company’s revenues from continuing operations. As of June 30, 2002, Healthaxis had accounts receivable due from UICI and its subsidiaries and affiliates totaling $139, which represented 5% of the Company’s total accounts receivable.

     For the three and the six months ended June 30, 2002, UICI and its subsidiaries accounted for an aggregate of $3,980 (49%) and $9,323 (52%), respectively, of Healthaxis’ total revenues for the period from both continuing and discontinued operations.

     In conjunction with the termination of the Agreement, the Company paid $100 to a consulting firm, Diamond Cluster International, Inc., affiliated with one of the Company’s directors. In addition, during the three months ended March 31, 2002, the Company paid professional services fees in the amount of $366 to the same consulting firm.

Note E — Intangible Assets

Amortization of intangibles is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Amortization of goodwill	$—	$3,785	$—	$9,151
Amortization of customer base	510	771	1,057	1,644
Amortization of developed software	72	379	144	710

	$582	$4,935	$1,201	$11,505

The allocation of intangible assets following our adoption of SFAS No. 142 is summarized in the following table:

	June 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangibles no longer amortized:
Goodwill	$17,150	$—	$25,357	$1,533
Amortizable intangibles:
Customer base	4,214	1,608	4,214	1,099
Capitalized software	2,284	1,098	2,493	862

The estimated future annual amortization expense for customer base and developed software is as follows:

		Customer	Developed
		Base	Software

2002 *		$1,561	$288
2003		1,009	288
2004		1,009	22
2005		84	—

	Total	$3,663	$598

*	Includes the six months ended June 30, 2002

Following is a presentation of the results of operations, adjusted to exclude goodwill amortization:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Reported net loss before extraordinary item	$(7,225)	$(289,497)	$(8,226)	$(305,028)

Reported net loss	$(7,225)	$(289,497)	$(14,900)	$(303,347)

Add back: amortization of goodwill	—	3,785	—	9,151

Adjusted net loss before extraordinary item	$(7,225)	$(285,712)	$(8,226)	$(295,877)

Adjusted net loss	$(7,225)	$(285,712)	$(14,900)	$(294,196)

Basic and diluted earnings per share:
Reported net loss before extraordinary item	$(0.13)	$(5.48)	$(0.15)	$(6.45)

Reported net loss	$(0.13)	$(5.48)	$(0.28)	$(6.41)

Add back: amortization of goodwill	—	0.07	—	$0.19

Adjusted net loss before extraordinary item	$(0.13)	$(5.41)	$(0.15)	$(6.26)

Adjusted net loss	$(0.13)	$(5.41)	$(0.28)	$(6.22)

On January 1, 2002, the Company adopted SFAS 142 (See Note B). In the second quarter of 2002, the Company completed a transitional goodwill impairment test, which under SFAS 142 must be completed in the year of adoption. This test resulted in an impairment charge totaling $6,674, related to the Web Technologies operating segment. The impairment charge is shown as a cumulative effect of an accounting change as of January 1, 2002. The following shows the restated results of operations for the three months ended March 31, 2002:

Net loss, as reported	$(1,001)
Cumulative effect adjustment	(6,674)

Net loss, as restated	$(7,675)

Loss per share, as reported (base and diluted)	$(.02)
Cumulative effect adjustment	(.12)

Loss per share, as restated	$(.14)

Weighted average common shares	53,483,000

At June 30, 2002, in connection with the termination of the Agreement with UICI, the Company recorded impairment charges related to goodwill and customer base in the amounts of $484 and $3,080, respectively. The amounts are shown as a loss on the disposal of discontinued operations. The goodwill impairment charge results from a write off of the entire amount of goodwill allocated to the Outsourcing segment as determined under the new rules for goodwill accounting. Likewise, the amount of the customer base impairment charge was based upon a complete write-off of the portion of the assets’ carrying value originally based upon the estimated future cash flows from the Agreement with UICI.

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

			Benefit
	Discontinued	Web	Administrator	Imaging	Consolidated
	Operations	Technology	Solutions	Services	Total

Balance at January 1, 2002	$484	$12,771	$10,240	$813	$24,308
Cumulative effect adjustment	—	(6,674)	—	—	(6,674)

Adjusted balance at January 1, 2002	484	6,097	10,240	813	17,634
Goodwill impairment included in loss on disposal of Outsourcing segment	(484)	—	—	—	(484)

Balance at June 30, 2002	$—	$6,097	$10,240	$813	$17,150

Note F — Segment Reporting

In May of 2001, the Company implemented a restructuring plan which, among other things, created separate business units, each with accountability for operations beginning July 1, 2001. Each business unit is deemed to be a reporting segment. Assets are not allocated to business units for internal reporting purposes and are, therefore, not included in the segment information below.

     The Company’s operating segments are:

•	Web Technology Group — provides web-enabled connectivity platforms and solutions for self service (brokers, employers, employees, members, and providers), large group enrollment and small group enrollment, sale/distribution and post-sale administration of group and individual insurance policies including health, life and dental insurance, and solutions for enabling compliance with HIPAA.

•	Benefit Administrator Solutions Group (formerly Application Solutions Group) — provides web-enabled systems for enrollment, administration and processing of health insurance claims on an ASP basis.

•	Imaging Services Group — provides electronic data capture, imaging, storage and retrieval of health insurance claims, attachments and other correspondence.

     Each business segment generally sells its products and services to the same constituent users, generally located in the United States, namely healthcare payers, which include insurance companies, third-party and first- party administrators, brokers / intermediaries, Blue Cross/Blue Shield plans and self-insured employers.

     All revenue is specifically associated with a separate business unit and, therefore, there are no reconciling items. Earnings before interest, income tax, depreciation and amortization (“EBITDA”) is the primary measurement used by management to make decisions regarding the segments. EBITDA, as defined by the Company, also excludes restructuring, severance and non-cash stock based compensation charges (“EBITDA As Defined”). Corporate overhead includes executive management, accounting, legal and human resources, and other expenses including consulting services. Operating income does not include any cost allocations for corporate overhead.

		Benefit
	Web	Administrator	Imaging	Corporate	Consolidated
	Technology	Solutions	Services	Overhead	Total

Three Months Ended June 30, 2002
Revenue	$494	$3,010	$1,084	$—	$4,588
EBITDA As Defined	(817)	710	(221)	(1,271)	(1,599)
Depreciation and amortization	340	189	191	643	1,363
Operating income (loss)	(1,749)	398	(412)	(2,079)	(3,842)
Three Months Ended June 30, 2001
Revenue	$1,497	$3,145	$1,328	$—	$5,970
EBITDA As Defined	(474)	61	58	(1,427)	(1,782)
Depreciation and amortization	197	275	193	5,040	5,705
Operating income (loss)	(601)	(171)	(114)	(288,274)	(289,160)
Six Months Ended June 30, 2002
Revenue	$1,581	$6,177	$2,122	$—	$9,880
EBITDA As Defined	(1,280)	1,479	(524)	(2,905)	(3,230)
Depreciation and amortization	617	372	396	1,321	2,706
Operating income (loss)	(2,490)	984	(920)	(3,194)	(5,620)
Six Months Ended June 30, 2001
Revenue	$2,735	$6,166	$2,657	$—	$11,558
EBITDA As Defined	(2,289)	119	(48)	(3,451)	(5,669)
Depreciation and amortization	492	697	382	11,721	13,292
Operating income (loss)	(2,783)	(578)	(429)	(304,945)	(308,735)

The Company’s core products are sold through the Benefit Administrator Solutions Group and the Web Technology Group, and most of the Company’s current research and development efforts are concentrated in these areas. The Benefit Administrator Solutions Group is a mature business with over 20 years history and client base. The Web Technology Group is a relatively new business, built to take advantage of the Company’s internet expertise and the healthcare industry’s movement to web-enabled legacy systems. The Imaging Services Group serves as an entry point for new clients, through cost savings, and introduces cross-selling opportunities for other Company products.

Note G — Employee Termination Agreement

     On August 15, 2000, Alvin H. Clemens, the Company’s then Chairman, and Healthaxis entered into an agreement terminating Mr. Clemens’ employment contract. The termination agreement became effective upon the consummation of the merger of Healthaxis.com with a wholly-owned subsidiary of the Company (the “HAXS Merger”) in January 2001. Under the terms of the termination agreement, Mr. Clemens was to receive aggregate payments totaling $2,125 paid in quarterly installments over five years beginning in the first quarter of 2001. The Company, at its option, could make the quarterly payments in shares of Healthaxis common stock not to exceed a total of 500,000 shares.

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

Note H — Impairment of Investment on Digital Insurance

     In June 2002, the Company determined that an other than temporary decline in the value of Healthaxis’ investment in Digital Insurance, Inc. common stock had occurred. An impairment charge in the amount of $227, the remainder of the carrying value, has been included as a component of interest income and other income (expense).

Note I — Capitalized Software Impairment Charge

     Management periodically reviews the book value of assets held for indications of impairment. At June 30, 2002, management determined that the value of certain developed software was impaired. This determination was based upon an analysis of estimated future cash flows in connection with a decision by management to divert marketing efforts away from the software product. An impairment charge of $592, for the remaining carrying value of the asset, has been included in costs of revenue.

Note J — Subsequent Events

     On July 31, 2002, Healthaxis closed a transaction in which the holders of its 2% Convertible Debentures in the principal amount of $27,500 exchanged their debentures for 23,500 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) and a cash payment of $4,000. The Preferred Stock has a par value of $1.00 per share and a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at a price of $2.625 per share and carries a dividend rate of 2% per annum, payable semi-annually on July 15 and January 15 of each year, in cash or, in some circumstances, common stock. The Preferred Stock contains, among other things, terms providing the holders a preference in the payment of dividends, and also a liquidation preference at least equal to the stock’s stated value plus accrued but unpaid dividends, and contains covenants and obligations to which the Company must adhere. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in certain circumstances. The Company expects to record a third quarter gain on extinguishment of debt between $16,000 to $18,000 related to the transaction for the difference between the carrying value of the convertible debentures and the estimated fair value of the cash and preferred stock exchanged.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Results of Operations and Financial Condition” concerning the Company’s financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Business—Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on forward-looking statements.

Overview

     Healthaxis is a technology services firm committed to providing innovative and configurable web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which are comprised of software products and related services, are designed to assist health insurance payers, third party and first party administrators, intermediaries and employers provide enhanced services to members, employees and providers through the application of Healthaxis’ flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider (“ASP”) basis. Healthaxis believes that its solutions enable a client to reduce their administrative costs and improve profitability.

     Revenue Model: Healthaxis derives revenue from a number of sources as described below for each of our strategic business units.

     Benefit Administrator Solutions Group (formerly, the Application Solutions Group) revenue is derived from transaction fees and from providing professional services. The transaction revenue is a combination of a per-employee-per-month (“PEPM”) fee for the use of our proprietary applications and a per document fee for the printing and mailing of system output (benefit checks, EOBs and letters). The transaction revenue is based on an ASP model, where we host the hardware and software and perform some print and mail services on behalf of clients. Professional services revenue is generated from direct billing for our staff time. These billings are generally derived from converting a client’s existing system, client training and tailoring custom solutions for a client. Professional services generally are billed on a flat rate per hour. In some cases, a project may be done for a fixed price. For fixed price projects, revenue is recognized on the percentage completion basis. Depending upon the nature and expected profitability of certain projects, professional service fees and associated costs may be deferred and recognized over the life of the transaction-based contract.

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

     Imaging Group Revenue is generally transaction based. Fees for mail handling, scanning and converting insurance claims from paper to electronic format, and image storage and retrieval are priced on a per-document or a per-image basis. Such revenue is recognized in the month the services are performed. Contracts generally include an up-front payment intended to recover the start-up costs incurred in setting up a new client. Such fees, along with the associated costs, are generally deferred and recognized over the life of the transaction-based contract.

     Restructuring Plan: In May 2001, the Company implemented a restructuring plan as further described in Note 6 to the Consolidated Financial Statements included in our Form 10-K for 2001. In connection with its restructuring and reorganization, the Company accrued or recorded restructuring charges of $279.6 million in the second quarter of 2001. Those costs are generally related to impairment of long-lived assets and goodwill, and severance costs for terminated employees.

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

Recent Developments

     Termination of the Information Technology Services Agreement with UICI: On June 11, 2002, Healthaxis, at its initiative, entered into an agreement with UICI terminating the Information Technology Services Agreement (the “Agreement”) between the two parties. The transaction closed on June 17, 2002. Under the terms of the termination agreement, UICI made a one-time cash payment to Healthaxis in the amount of $6.5 million and tendered 500,000 shares of Healthaxis common stock back to the Company. In return, approximately 165 Healthaxis employees that were previously dedicated to providing services to UICI under the Agreement have been transferred to and are now employed by UICI. Approximately 13 previously dedicated employees have been terminated by the Company and did not transfer to UICI in the transaction. As a result, all expenses directly associated with the transferred or terminated employees will no longer be incurred by Healthaxis. Under the terms of the Agreement, Healthaxis was entitled to receive revenues from UICI equaling the sum of the costs allocable under the Agreement plus ten percent of such costs.

     Prior to the termination of the Agreement, UICI and its subsidiaries and affiliates constituted, in aggregate, Healthaxis’ largest customer. UICI is also the Company’s largest common shareholder. At June 30, 2002, UICI owned approximately 45% of the Company’s outstanding common stock and owns warrants to purchase 222,396 shares of the Company’s common stock at prices ranging from $3.01 to $12.00 per share. UICI also owned $1.7 million, face value, of the Company’s convertible debentures that were exchanged for cash and Series A Convertible Preferred Stock on July 31, 2002, as further described under the caption “— Subsequent Event” below.

     Management of Healthaxis believes that termination of the Agreement, under the agreed terms and conditions, will benefit the Company for the following reasons:

• By receiving $6.5 million cash, Healthaxis was able to convert a declining and uncertain revenue stream into current cash. The Company’s revenue under the Agreement had been declining over the past five quarters. UICI had advised Healthaxis that it intended to reduce its dependence on Healthaxis for services under the Agreement due to UICI’s strategic objective of regaining control of and managing its own information technology staff. UICI had also indicated that it expected that its payments to Healthaxis under the Agreement in 2002 would be less than its payments in 2001, and would likely decline each year thereafter through the expiration of the agreement in 2005, at which time UICI had indicated that it did not intend to renew the Agreement.

• The Agreement was the Company’s only information technology staff outsourcing agreement. Management believes its termination will allow the Company to sharpen further its concentration on web-enabled connectivity tools for managed care organizations and its benefit administration solutions for TPAs, employers and government entities, and data capture imaging services.

• Management also believes that the $6.5 million cash and 500,000 shares of Healthaxis common stock received in the transaction will provide additional assets to allow the Company to invest in its organic growth and other strategic initiatives.

     Healthaxis will account for the transaction as a disposition of a line of business. Due to the related party nature of the transaction, the Company has recorded the proceeds, totaling approximately $6.4 million net of transaction costs, as a contribution of capital from a significant shareholder. The transaction resulted in a write-down of certain intangible assets, namely customer base and goodwill, in the aggregate amount of approximately $3.6 million. This amount was recorded as a loss on disposal of discontinued operations in the Company’s Condensed Consolidated Statement of Operations for the three month and six month periods ending June 30, 2002. The results of operations of the disposed segment for the three and six month periods ended June 30, 2002 and 2001 are now reported as a gain from discontinued operations on the Company’s Condensed Consolidated Statement of Operations for the those periods. The Company had previously reported the activities under the Agreement as a separate operating segment (Outsourcing).

     On July 2, 2002, Healthaxis filed a Current Report of Form 8-K in which it disclosed certain financial information about the early termination of the Agreement. That filing included unaudited proforma condensed financial statements of operations for the year ended December 31, 2001, and for the three months ended March 31, 2002, reflecting the historical accounts of the Company for those periods, adjusted to give proforma effect to the transaction as if the transaction occurred at the beginning of each period presented. The filing also included an unaudited proforma condensed balance sheet as of March 31, 2002, reflecting the historical accounts of the Company adjusted to give proforma effect to the transaction as if it occurred on March 31, 2002.

     All historical revenues and expenses related to the termination of the Agreement are reported as a gain from discontinued operations in the Company’s Condensed Consolidated Statement of Operations attached hereto, for all periods reported. The termination of the Agreement resulted in the loss of substantially all of the business of UICI, our largest customer, and the Company believes that it is unlikely that it will be able to replace this business in the near-term. The near-term impact of the termination of the Agreement on the Company’s operations, cash flow and liquidity is described under the caption “Liquidity and Capital Resources” below.

     As a result of the loss of substantially all of UICI's business, the business of a number of the Company's other clients now represents a more significant component of the Company's continuing operations. For the six-months ended June 30, 2002, the Company's four largest customers accounted for 58% of revenues. One of these clients, American Administrative Group, Inc. (AAG), is currently operating under a temporary arrangement while the Company and AAG continue to negotiate a definitive agreement. There can be no assurance that a definitive agreement will be reached with AAG.

     NASDAQ Listing: On April 12, 2002 Healthaxis received notification from the Nasdaq Stock Market that, for a period of 30 consecutive trading days, Healthaxis’ common stock has closed below the minimum $1.00 per share price that is required for continued inclusion on the Nasdaq National Market. The Company subsequently applied for and received approval for the listing of its common stock on the Nasdaq SmallCap Market.

     The listing of Healthaxis’ common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market on July 16, 2002, where it will continue to trade under the symbol HAXS. The continued listing of Healthaxis common stock on the Nasdaq SmallCap Market will be subject to the Company’s continuing qualification with the Nasdaq SmallCap Market listing requirements.

     Digital Insurance: As of March 31, 2002, the Company carried its 2.5% interest in Digital Insurance at a value of $227,000 based upon Digital’s last equity funding. In July 2002, Digital completed another equity funding which further diluted the Company’s holdings to 0.4%. Healthaxis management has now concluded that there is no measurable value in its investment in Digital, and that this is other than a temporary condition. Accordingly, Healthaxis recorded an impairment charge in the second quarter 2002 for the entire $227,000 and now has no carrying value for its investment in Digital.

Subsequent Event

     On July 31, 2002, Healthaxis completed a transaction in which the holders of its 2% Convertible Debentures in the principal amount of $27.5 million exchanged their debentures for 23,500 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) and a cash payment of $4.0 million. The Preferred Stock has a par value of $1.00 per share and a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at a price of $2.625 per share and carries a dividend rate of 2% per annum, payable semi-annually on July 15 and January 15 of each year, in cash or, in some circumstances, common stock. The Preferred Stock contains, among other things, terms providing the holders a preference in the payment of dividends, a liquidation preference at least equal to the stock’s stated value plus accrued but unpaid dividends, a redemption of the shares of Preferred Stock in situations within the control of the Company, and contains covenants and obligations to which the Company must adhere. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in certain circumstances.

     In 1999, the Company issued the 2% Convertible Debentures in the amount of $27.5 million. These debentures, as amended, were due in full on September 14, 2005 and could be converted into common stock at a conversion price of $9.00 per share at the option of the holder. Interest was paid semi-annually on January 1 and July 1 of each year and, at the Company’s option, could be paid in cash or in stock. During the six months ended June 30, 2002, the Company recorded $273,000 in interest expense related to the Convertible Debentures, which was paid via the issuance of 452,680 shares of the Company’s common stock in July 2002. These debentures were extinguished on July 31, 2002 as described above.

     The Company expects to record a third quarter gain on extinguishment of the convertible debt between $16 to $18 million related to the transaction for the difference between the carrying value of the convertible debentures and the estimated fair value of the cash and preferred stock exchanged. The Company expects that the Preferred Stock will be reported as permanent equity on the Company’s balance sheet. Management expects the combined effects of the gain and recording of the Preferred Stock will increase shareholder equity by approximately $23 million.

     Management of Healthaxis believes that this transaction will benefit the Company by eliminating all of the Company’s long-term debt for an amount significantly less than the face value of the debentures. Management also believes that the existence of the long-term debt was a negative factor in the minds of existing customers, potential customers, and shareholders in terms of the Company’s financial stability.

Results of Operations

     The Company focuses its cost containment initiatives on operating cash expenses. Operating depreciation / amortization, stock based compensation, amortization of intangible assets, restructuring charge and loss on building are all non-cash expenses.

     Operating depreciation / amortization is the systematic charge to expense for tangible fixed assets used in the operation of the business. Stock based compensation is the result of (a) stock options that were granted at an exercise price below the market price of the Company’s common stock in 2000 and are charged to expense as vested; (b) options that were repriced in 2000 and are accounted for as variable options with a “mark-to-market” expense charge to the extent the Company’s stock price exceeds $2.49; and (c) charges from the vesting of an Insurdata option plan that was assumed as part of the Company’s merger with Insurdata Incorporated (the “Insurdata Merger”). Amortization of intangibles is the systematic expensing of customer base, developed software and, in 2001, goodwill. The restructuring charge relates to certain charges associated with the Company’s adoption of a restructuring plan implemented in May 2001, and the loss on building relates to the writedown of a Pennsylvania building and property that has since been sold. The following tables are presented in such a manner that these significant non-cash expenses are distinguishable from cash expenses.

Six months ended June 30, 2002 compared to six months ended June 30, 2001.

	Six Months Ended, June 30, 2002 (in thousands)

	Cash		Stock
	Operating	Depreciation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenues				$9,880	100%
Operating Expenses
Cost of revenue	$9,929	$1,395	$123	11,447	116%
Sales and marketing	920	23	66	1,009	10%
General and administrative	1,404	66	133	1,603	16%
Research and development	227	21	(8)	240	2%

Subtotal	$12,480	$1,505	$314	14,299	145%

Restructuring charge				—
Loss on building				—
Amortization of intangibles				1,201	12%

Total operating expenses				$15,500	157%

	Six Months Ended, June 30, 2001 (in thousands)

	Cash		Stock
	Operating	Deprecation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenues				$11,558	100%
Operating Expenses
Cost of revenue	$11,639	$1,559	$630	13,828	120%
Sales and marketing	1,482	20	1,071	2,573	22%
General and administrative	5,525	140	4,529	10,194	88%
Research and development	833	68	20	921	8%

Subtotal	$19,479	$1,787	$6,250	27,516	238%

Restructuring charge				279,607	2,419%
Loss on building				1,665	14%
Amortization of intangibles				11,505	100%

Total operating expenses				$320,293	2,771%

     Revenues decreased 15% from $11.6 million for the six-months ended June 30, 2001 to $9.9 million for the same period in 2002. The decrease was primarily the result of reductions in the amounts received from Digital Insurance and UICI (unrelated to the Information Technology Services Agreement) in the Web Technology Group, and a decline in the Imaging Group resulting from the completion of a major contract in late 2001.

     Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. These costs decreased 17% from $13.8 million for the six months ended June 30, 2001 to $11.4 million for the same period in 2002 despite a software impairment charge of $592,000 and a hardware write-off of $123,000 in the 2002 period. Cost of revenue as a percentage of revenue declined from 120% in 2001 to 116% in 2002. A reduction of amortization, depreciation and stock based compensation accounted for $671,000 of the decrease. The remainder was due primarily to a reduced labor force and expense savings derived from the restructuring plan implemented in May 2001 as described above. Most of the stock based compensation cost in 2001 relates to the re-measurement of options exchanged in the HAXS Merger completed in January 2001.

     Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mail campaigns, trade shows and media advertising. These expenses decreased 61% from $2.6 million for the six-months ended June 30, 2001 to $1.0 million for the same period in 2002. Approximately $1.0 million of the decrease was due to a reduction of stock based compensation resulting from the re-measurement of options exchanged in the 2001 HAXS Merger. As a part of the restructuring plan implemented in May 2001, the sales staff was reduced and transferred to the operating divisions, which resulted in the remaining decrease in expenses.

     General and administrative expenses include executive management, accounting, legal, consulting services and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses were approximately $10.2 million for the six months ended June 30, 2001 compared to $1.6 million for the same period in 2002, reflecting a decrease of 84%. Stock based compensation of approximately $4.5 million was included in the 2001 period as compared to $133,000 in the 2002 period, due primarily to the re-measurement of options exchanged in the HAXS merger. Severance expenses totaling $2.2 million are included in the 2001 period, as compared to a credit of $1.3 million in 2002, primarily related to Mr. Clemens’ severance agreement and settlement as described in Note G to the Company’s Condensed Consolidated Financial Statements included in this report. After adjustment for these items, expenses have decreased approximately $598,000 as result of the reduction of management and corporate staff subsequent to the HAXS Merger in January 2001, and the restructuring plan implemented in May 2001.

     Research and development expenses primarily consist of the salary and related benefits of personnel engaged directly in the development of new products and the enhancement of existing products, prior to the establishment of technological feasibility. These expenses decreased 74% from $921,000 for the six-months ended June 30, 2001 to $240,000 for the same period in 2002. The decrease was due to a reduction of Advanced Technology Division staff, and the redeployment of staff from this division to operating divisions in order to focus on near-term revenue opportunities.

     Restructuring and Impairment Charges were approximately $279.6 million during the six months ended June 30, 2001. These charges were recorded pursuant to the Company’s adoption of an internal restructuring plan implemented in May 2001. Approximately $277.5 million of this charge was attributable to the write-down of goodwill. The remainder is to record other costs of the restructuring including severance payments for terminated employees and the reduction of other long lived assets, primarily resulting from the decision to cease the development and marketing of certain products. See “— Overview — Restructuring Plan” above. There were no such charges during the comparable period in 2002.

     Loss on building of $1.7 million in the six months ended June 30, 2001 represents the write-down of our building and property in Pennsylvania, which has now been sold. There were no such charges during the comparable period in 2002.

     Amortization of intangibles Expenses related to the amortization of intangible assets include the amortization of developed software, customer base and goodwill. These expenses decreased from $11.5 million for the six-months ended June 30, 2001 to $1.2 for the same period in 2002. Predominantly all of the decrease was due to the fact that goodwill is no longer being amortized, effective January 1, 2002, in accordance with new accounting guidelines as described in the Recent Accounting Pronouncements section below.

     Interest income and other income (expense) decreased 92% from ($567,000) in the six-months ended June 30, 2001 to ($43,000) in the same period in 2002. The decrease was primarily due to a write off of the investment in Digital Insurance of $1.2 million in 2001 as compared to $227,000 in 2002, offset by additional interest income in 2001 due primarily to customer financing for Digital Insurance.

     Interest expense decreased 35% from $555,000 in the six-months ended June 30, 2001 to $363,000 in the same period in 2002. The decrease is due primarily to the reduction in amortization of the discount on the convertible debentures, which was revalued on January 26, 2001 in connection with the restructuring of this debt.

     Minority interest in loss of subsidiary was $3.1 million for the six-months ended June 30, 2001 compared to none for the same period in 2002. The minority interest was recorded for approximately one month (until the HAXS Merger) in 2001. Subsequent to the HAXS Merger, the Company owned 100% of the Healthaxis.com subsidiary and, therefore, no subsequent minority interest was recorded.

     Gain from discontinued operations relates to the operations of the disposed Outsourcing segment. The gain decreased from $1.7 million for the six months ended June 30, 2001 to $1.4 million for the same period in 2002. The decrease is due to the declining revenue from UICI from 2001 and the fact that the disposal occurred on June 17, 2002, resulting in a slightly shorter period in 2002.

     Loss on disposal of discontinued operations of $3.6 million in 2002 includes the impairment of goodwill and customer base attributable to the disposal of the Outsourcing segment. There were no similar charges in 2001.

     Convertible debt restructuring gain of $1.7 million was recorded as an extraordinary gain in the six-months ended June 30, 2001 as the result of restructuring the convertible debentures in January 2001. There was no such gain in the comparable period in 2002.

     Cumulative effect of accounting change of $6.7 million was recorded as a result of the Company’s adoption SFAS 142 “Goodwill and Other Intangible Assets”. In the second quarter of 2002, the Company completed a transitional goodwill impairment test, which resulted in an impairment charge of $6.7 million related to the Web Technologies operating segment. The impairment charge is shown as a cumulative effect of an accounting change as of January 1, 2002. No such charge was recorded in the comparable period in 2001.

Three months ended June 30, 2002 compared to three months ended June 30, 2001.

	Three Months Ended, June 30, 2002 (in thousands)

	Cash		Stock
	Operating	Depreciation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenues				$4,588	100%
Operating Expenses
Cost of revenue	$5,001	$714	$43	5,758	126%
Sales and marketing	600	12	31	643	14%
General and administrative	1,199	34	91	1,324	29%
Research and development	102	21	—	123	3%

Subtotal	$6,902	$781	$165	7,848	171%

Restructuring charge				—
Loss on building				—
Amortization of intangibles				582	13%

Total operating expenses				$8,430	184%

	Three Months Ended, June 30, 2001 (in thousands)

	Cash		Stock
	Operating	Deprecation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenues				$5,970	100%
Operating Expenses
Cost of revenue	$5,344	$656	$189	6,189	104%
Sales and marketing	598	11	77	686	11%
General and administrative	1,376	69	244	1,689	28%
Research and development	315	34	10	359	6%

Subtotal	$7,633	$770	$520	8,923	149%

Restructuring charge				279,607	4,684%
Loss on building				1,665	28%
Amortization of intangibles				4,935	83%

Total operating expenses				$295,130	4,944%

     Revenues decreased 23% from $6.0 million for the three-months ended June 30, 2001 to $4.6 million for the same period in 2002. The decrease was primarily the result of reductions in the amounts received from Digital Insurance and UICI (unrelated to the Information Technology Services Agreement) in the Web Technology Group, and a decline in the Imaging Group resulting from the completion of a major contract in late 2001.

     Cost of revenues decreased 7% from $6.2 million for the three months ended June 30, 2001 to $5.8 million for the same period in 2002. Cost of revenue as a percentage of revenue increased from 104% in 2001 to 126% in 2002. Most of the Company’s operating costs consist of salaried wages that are relatively fixed. Although revenue decreased for the three months ended June 30, 2002, personnel costs did not decrease proportionately. In addition, cost of revenues for the three months ended June 30, 2002, includes a software impairment charge of $592,000 and a hardware write-off of $123,000.

     Sales and marketing expenses decreased slightly from $686,000 for the three-months ended June 30, 2001 to $643,000 for the same period in 2002.

     General and administrative expenses decreased 22% from $1.7 million for the three months ended June 30, 2001 compared to $1.3 million for the same period in 2002. Stock based compensation decreased by approximately $153,000. The remaining decrease was primarily due to the restructuring plan implemented in May 2001.

     Research and development expenses decreased 66% from $359,000 for the three-months ended June 30, 2001 to $123,000 for the same period in 2002. The decrease was due to a reduction of Advanced Technology Division staff, and the redeployment of staff from this division to operating divisions in order to focus on near term revenue opportunities.

     Restructuring and Impairment Charges were approximately $279.6 million during the three months ended June 30, 2001. These charges were recorded pursuant to the Company’s adoption of an internal restructuring plan implemented in May 2001. Approximately $277.5 million of this charge is attributable to the write-down of goodwill. The remainder is to record other costs of the restructuring including severance payments for terminated employees and the reduction of other long lived assets, primarily resulting from the decision to cease development and marketing of certain products. See “ — Overview — Restructuring Plan” above. There were no such charges during the comparable period in 2002.

     Loss on building of $1.7 million in the three months ended June 30, 2001 represents the write-down of our building and property in Pennsylvania, which has now been sold. There were no such charges during the comparable period in 2002.

     Amortization of Intangibles decreased from $4.9 million for the three-months ended June 30, 2001 to $582,000 for the same period in 2002. Most of the decrease was due to the fact that goodwill is no longer being amortized, effective January 1, 2002, in accordance with new accounting guidelines.

     Interest income and other income (expense) decreased from a loss of $1.0 million in the three-months ended June 30, 2001 to a loss of $158,000 in the same period in 2002. The change was primarily due to a write off of the investment in Digital Insurance of $1.2 million in 2001 compared to $227,000 in 2002.

     Interest expense is derived mostly from the convertible debentures and remained largely unchanged from the three months ended June 30, 2002, compared to the same period in 2001.

     Gain from discontinued operations relates to the operations of the disposed UICI Outsourcing business segment. The gain decreased from $850,000 for the six months ended June 30, 2001 to $523,000 for the same period in 2002. The decrease is due to the declining revenue from UICI from 2001 and the fact that the disposal occurred on June 17, 2002, resulting in a slightly shorter period in 2002.

     Loss on disposal of discontinued operations of $3.6 million in 2002 includes the impairment of goodwill and customer base attributable as result of the disposal of the Outsourcing segment. There were no similar charges in 2001.

Liquidity and Capital Resources

     General. A major objective of Healthaxis is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short-term equivalents on hand plus funds generated from operating cash flow. Our cash balances since January 2001 for selected dates were as follows:

January 1, 2001	-	$17.2 million
March 31, 2001	-	$12.0 million
June 30, 2001	-	$12.2 million
September 30, 2001	-	$12.3 million
December 31, 2001	-	$13.1 million
March 31, 2002	-	$12.6 million
June 30, 2002	-	$18.7 million

     In the second quarter of 2001, Healthaxis received a $2.0 million lump sum payment from Digital Insurance. In the fourth quarter of 2001, Healthaxis sold its building in Pennsylvania for a net cash amount of $2.6 million with an additional $180,000 due upon final tax filings. In the second quarter of 2002, Healthaxis received a net lump sum payment of $6.4 million from UICI, related to the early termination of the Information Technology Services Agreement with UICI. Along with these events, the significant improvement in cash outflows from the 2001 first quarter is the result of cost containment measures put in place following the HAXS Merger in January 2001, and further savings recognized through the restructuring plan implemented in May 2001.

     With the Company’s net receipt of $6.4 million cash from UICI in the second quarter of 2002, the Company was able to convert a declining and uncertain revenue stream into current cash. Because the Company’s revenue from the agreement with UICI was based upon the Company’s cost (including certain fixed overhead) plus 10%, the future impact will be a reduction of cash generated from operations. The impact on cash generated from operations for the six months and three months ended June 30, 2002 would have been approximately $1.4 million and $523,000 respectively, had the transaction occurred on January 1, 2002. The impact on the Company’s Statement of Operations is the same as it is on cash, because there were no amortization, depreciation or similar non-cash expenses in 2002 related to this Agreement. The impact to both cash and operations is greater than 10% of the revenue lost due certain of the Company’s fixed overhead that cannot be reduced. There can be no assurances of the impact of the termination of the UICI Agreement on the Company’s future cash generated or used in operations, or in the Company’s results of operations.

     On July 31, 2002, the Company closed a transaction in which the holders of its 2% Convertible Debentures in the principal amount of $27.5 million exchanged their debentures for shares of Series A Convertible Preferred Stock and a cash payment of $4.0 million. The debentures would have matured in full in September 2005. By completing this transaction, the Company was able to extinguish all of its long-term debt. This transaction is further described under the caption “— Subsequent Event” above.

     The Company expects that current cash reserves and the cash generating from future operations will be sufficient to fund its operations for at least the next 12 months. Funding operations on a longer-term basis will depend upon the Company’s ability to continue controlling costs and to generate new revenues. There can be no assurances that the Company will be successful in achieving these goals. If external funds are necessary to support the Company’s business operations, there can be no assurance that under then-current conditions such funds would be available or, if available, would not significantly dilute shareholders’ interests or returns.

     Cash provided by operating activities for the six months ended June 30, 2002 was $172,000 as compared to cash used of $2.8 million for the same period in 2001. The change was primarily the result of the savings realized from the restructuring plan implemented in May 2001, and a one-time acceleration of cash collections from trade receivables related to the termination of the Information Technology Services Agreement with UICI.

     Cash used in investing activities for the six months ended June 30, 2002 was $1.0 million as compared to $2.0 million for the comparable period in 2001. The reduced cash expenditure was primarily the result of a reduction in the purchase of property, equipment and software and reductions in expenditures for capitalized software and contract start-up.

     Cash provided by financing activities for the six months ended June 30, 2002 was $6.4 million as compared to cash used of $164,000 for the comparable period in 2001. The increase was due to the one time payment of $6.4 million, net of transaction costs, received from UICI as a result of the termination of the Agreement described further under “— Recent Developments” above.

     Obligations: Healthaxis’ 2% convertible debentures in the principal amount of $27.5 million were extinguished in July 2002 as described under “— Subsequent Event” above. The Company now has no long-term debt outstanding.

     Healthaxis has certain capital and operating lease commitments over the next five years. These leases are primarily for office space and data processing equipment. The Company has no other significant cash commitments, other than the day to day operations of the business.

Recently Adopted Accounting Pronouncements

Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002), annually thereafter and upon the occurrence of any event that indicates potential impairments. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

     SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note F to the Condensed Consolidated Financial Statements attached hereto. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

     Upon adoption of SFAS No. 142 and completion of the required transition testing in the second quarter of 2002, the Company recorded as of January 1, 2002 a one-time, non-cash charge of $6,674 to reduce the carrying value of its goodwill. Such charge is reflected as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statement of Operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using a discounted cash flow methodology.

Long-Lived Assets

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The primary objectives of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company adopted SFAS No. 144 as of January 1, 2002. There has been no significant impact resulting from the adoption of SFAS No. 144.

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

Item 2. Changes in Securities and Use of Proceeds.

     On July 31, 2002 we filed a Certificate of Designation with the Pennsylvania Secretary of State designating 23,500 shares of Series A Convertible Preferred Stock. On that date, we issued 23,500 shares of Preferred Stock, with a stated value of $23.5 million, and made a $4.0 million cash payment, to the holders of $27.5 million of our 2% convertible debentures in order to cancel such debentures. The Preferred Stock is convertible into shares of our common stock at an initial conversion price of $2.625, which conversion price is subject to adjustment in certain circumstances. The creation and issuance of the Preferred Stock could have a material impact upon the rights of the holders of our registered securities because, as more fully described in the definitive documents filed with the Securities and Exchange Commission (SEC) as exhibits to this Quarterly Report on Form 10-Q, the Preferred Stock is senior to our common stock and holders of our Preferred Stock are entitled to (i) receive preferential, cumulative dividends at a rate of 2% per annum, payable semi-annually in cash or shares of our common stock, (ii) receive a liquidation preference equal to the greater of the stated value of the Preferred Stock plus an amount equal to all accrued but unpaid dividends, or a pro rata distribution of the assets of the Company available for distribution to all of its stockholders, and (iii) redemption of their shares of Preferred Stock in situations which are within the control of the Company.

     The Preferred Stock generally does not have any voting rights. However, the holders of Preferred Stock have the right to vote separately as a class in a number of circumstances specified in the Certificate of Designation, when we propose to take certain actions, including without limitation paying dividends on shares of common stock and entering into any transaction to sell or otherwise dispose of all or substantially all of our assets, or entering into some reorganizations, mergers, consolidations or similar transactions, or reclassifications, recapitalizations or other changes to our capital stock. Finally, the Company is obligated to register for resale the shares of common stock issuable to the holders of the shares of Preferred Stock; the sale of such shares of common stock or the possibility of such a sale could adversely affect the market price of our common stock.

Item 3. Defaults Upon Senior Securities.

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     Healthaxis held an Annual Meeting of Shareholders on May 21, 2002, at which time the shareholders voted to elect nine directors to serve until the next Annual Meeting of Shareholders, or until their successors are duly elected, and to ratify the selection of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2002. The following table summarizes the votes received in connection with these two proposals.

			Shares
	Shares Voted	Percentage	Voted	Shares	Broker
Proposal	For	Voted For	Against	Abstained	Non-Votes

#1 Election of Directors:				—	—
Ashker	46,345,078	86.29%	134,843	—	—
Brown	46,454,261	86.49%	25,660	—	—
Clemens	46,400,543	86.39%	79.378	—	—
Gutstein	46,452,011	86.48%	27,910	—	—
Hager	46,449,011	86.48%	30,910	—	—
Hickey	46,454,761	86.49%	25,160	—	—
Hopkins	46,446,678	86.48%	33,243	—	—
Maloney	46,428,785	86.44%	51,136	—	—
McLane	46,451,823	86.48%	28,098
# 2 Selection of Ernst & Young LLP	46,468,721	86.52%	6,950	4,250	—

Item 5. Other Information.

           Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

(3.1)	Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated July 31, 2002 filed herewith.
(4.1)	Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated July 31, 2002 (see Exhibit 3.1 above).
(10.1)	Termination Agreement between Registrant and UICI dated as of June 11, 2002 filed herewith.
(10.2)	Exchange Agreement between Registrant and convertible debenture holders dated as of July 31, 2002 filed herewith.
(10.3)	Registration Rights Agreement between Registrant and its Series A Preferred Stock holders dated July 31, 2002 filed herewith.
(99.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
(99.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on July 2, 2002 in which it disclosed, under Items 5 and 7(b), that the Company and UICI, a significant shareholder, had mutually agreed to an early termination of Healthaxis’ Information Technology Services Agreement with UICI, and also provided proforma financial statements providing certain financial information pertaining to such termination.

The Company filed a Current Report on Form 8-K on August 1, 2002 in which it disclosed, under Item 5, that the Company had closed an agreement with the holders of its Convertible Debentures to exchange the debentures for a combination of cash and preferred stock.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: August 14, 2002	By: /s/ John Carradine

John Carradine, Chief Financial Officer (Principal Financial Officer) and Treasurer

Exhibit Index

(3.1)	Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated July 31, 2002 filed herewith.
(4.1)	Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated July 31, 2002 (see Exhibit 3.1 above).
(10.1)	Termination Agreement between Registrant and UICI dated as of June 11, 2002 filed herewith.
(10.2)	Exchange Agreement between Registrant and convertible debenture holders dated as of July 31, 2002 filed herewith.
(10.3)	Registration Rights Agreement between Registrant and its Series A Preferred Stock holders dated July 31, 2002 filed herewith.
(99.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
(99.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.