Form 10-Q
period 2002-09-30
HEALTHAXIS INC
filed 2002-11-13
CIK 768892

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended. . . . . . . . . . . . . . . . .September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,663,750 shares of common stock, par value $.10, outstanding as of October 31, 2002.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	September 30,	December 31,
	2002	2001

Assets
Cash and cash equivalents	$12,633	$13,149
Accounts receivable, net of allowance for doubtful accounts of $121 and $50, respectively	2,963	2,594
Accounts receivable from affiliates	279	1,023
Prepaid expenses and other current assets	765	412
Notes receivable	79	119
Assets related to discontinued operations	—	2,263

Total current assets	16,719	19,560
Property, equipment and software, less accumulated depreciation and amortization of $11,567 and $10,311, respectively	1,903	3,451
Capitalized software and contract start-up costs, less accumulated amortization of $1,984 and $1,327, respectively	2,566	2,525
Customer base, less accumulated amortization of $1,860 and $1,099, respectively	2,354	3,115
Goodwill	17,150	23,824
Notes receivable from employees	189	311
Notes receivable	118	308
Investment in Digital Insurance, Inc.	—	227
Assets related to discontinued operations	—	4,070
Other assets	142	155

Total assets	$41,141	$57,546

Liabilities and Stockholders’ Equity
Accounts payable	$877	$1,146
Accrued liabilities	1,191	2,920
Deferred revenues	1,338	1,867
Obligations under capital leases	—	8

Total current liabilities	3,406	5,941
Convertible debentures	—	27,134
Post retirement and employment liabilities	972	995
Other liabilities	1,085	1,087

Total liabilities	5,463	35,157
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A cumulative convertible, 23,500 shares issued and outstanding	6,426	—
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 53,663,039 and 52,978,613 shares	5,366	5,298
Additional paid-in capital	440,786	433,386
Accumulated deficit	(416,870)	(416,069)
Unearned compensation	(30)	(226)

Total stockholders’ equity	35,678	22,389

Total liabilities and stockholders’ equity	$41,141	$57,546

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues	$4,850	$5,869	$14,730	$17,427
Expenses:
Cost of revenues	4,926	5,453	16,373	19,281
Sales and marketing	617	320	1,626	2,893
General and administrative	1,142	1,192	2,745	11,386
Research and development	78	301	318	1,222
Restructuring and impairment charges	—	—	—	279,607
Loss on building	—	—	—	1,665
Amortization of intangibles	323	970	976	11,500

Total expenses	7,086	8,236	22,038	327,554

Operating loss	(2,236)	(2,367)	(7,308)	(310,127)
Interest income and other income (expense)	68	(1,472)	25	(2,039)
Interest expense	(76)	(182)	(439)	(737)

Loss before minority interest	(2,244)	(4,021)	(7,722)	(312,903)
Minority interest in loss of subsidiary	—	—	—	3,080

Loss from continuing operations	(2,244)	(4,021)	(7,722)	(309,823)
Gain from discontinued operations	34	615	850	1,389
Loss on disposal of discontinued operations	—	—	(3,564)	—

Income (loss) on discontinued operations	34	615	(2,714)	1,389

Net loss before extraordinary item	(2,210)	(3,406)	(10,436)	(308,434)
Gain on extinguishment of debt	16,388	—	16,388	1,681

Net loss before cumulative effect of accounting change	14,178	(3,406)	5,952	(306,753)
Cumulative effect of accounting change	—	—	(6,674)	—

Net income (loss)	14,178	(3,406)	(722)	(306,753)

Cumulative dividends on convertible preferred stock	(79)	—	(79)	—

Net income (loss) available to common shareholders	$14,099	$(3,406)	$(801)	$(306,753)

Loss per share of common stock (basic and diluted) Continuing operations	$(.04)	$(.07)	$(.14)	$(6.30)
Discontinued operations	—	.01	(.05)	.03
Extraordinary gain	.30	—	.30	.04
Cumulative effect of accounting change	—	—	(.12)	—

Net income (loss)	$.26	$(.06)	$(.01)	$(6.23)

Weighted average common shares and equivalents used in computing loss per share
Basic and diluted	53,658,000	52,933,000	53,592,000	49,200,000

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2002	2001

Cash flows from operating activities
Net loss	$(722)	$(306,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of discontinued operations	3,564	—
Cumulative effect of accounting change	6,674	—
Depreciation and amortization	3,677	15,638
Amortization of unearned compensation	103	936
Bad debt reserve	71	33
Minority interest in loss of subsidiary	—	(3,080)
Gain on settlement of severance obligation	(1,345)	—
Gain on convertible debt restructuring	—	(1,681)
Gain on extinguishment of debt	(16,388)
Stock option compensation	298	5,485
Loss on disposition of assets	15	8
Interest on convertible debt	57	3
Impairment or restructuring charges	942	283,795
Payments of interest and severance with common stock	904	352
Change in:
Accounts receivable	2,567	2,519
Prepaid expense and other current assets	(353)	206
Other assets, current and deferred income taxes	12	(37)
Accounts payable and accrued liabilities	(939)	(1,518)
Deferred revenues	(529)	1,689
Other	(25)	5

Net cash used in operating activities	(1,417)	(2,400)

Cash flows from investing activities
Collection on notes receivable, net	352	832
Investment in capitalized software and contract start-up	(1,374)	(2,272)
Payment of acquisition costs	—	(471)
Purchases of property, equipment and software, net	(216)	(762)
Other	—	397

Net cash used in investing activities	(1,238)	(2,276)

Cash flows from financing activities
Payments on capital leases	(8)	(229)
Payment on convertible debentures	(4,000)	—
Costs of issuing convertible preferred stock	(212)	—
Termination of UICI contract	6,359	—

Net cash provided by (used in) financing activities	2,139	(229)

Decrease in cash and cash equivalents	(516)	(4,905)
Cash and cash equivalents, beginning of period	13,149	17,170

Cash and cash equivalents, end of period	$12,633	$12,265

Supplemental disclosure of cash flow information:
Interest paid	$69	$370

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)
September 30, 2002

Note A – Description of business and basis of presentation

Unaudited Financial Information

     The unaudited condensed consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     These financial statements should be read in conjunction with the restated financial statements for discontinued operations and notes thereto contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2002.

General

     Healthaxis is a technology services firm committed to providing medical claims and administration applications, web-enabled software solutions and outsourced claims processing services for government and commercial benefit administrators, health insurance companies and managed care organizations. These solutions, which are comprised of software products and related services, are provided either on a fully integrated or on an Application Service Provider (“ASP”) basis.

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

Note B – Accounting Policies and Recent Accounting Pronouncements

Earnings Per Share

     Basic earnings per share is computed only on the weighted average number of common shares outstanding during the respective periods, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed to show the dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the stock options, warrants and shares issuable upon conversion of the Company’s convertible debentures and Series A Convertible Preferred Stock into the computation of diluted earnings per share would be anti-dilutive generally due to the Company’s net loss from continuing operations. Accordingly, these items have not been included in the computation.

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

     SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment; while the second phase (if necessary), measures the impairment. Goodwill is potentially impaired if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note G — Segment Reporting. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

     Upon adoption of SFAS No. 142 and completion of the required transition testing in the second quarter of 2002, the Company recorded as of January 1, 2002 a one-time, non-cash charge of $6,674 to reduce the carrying value of its goodwill. Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using a discounted cash flow methodology (See Note F).

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

     The Company reviews its long-lived assets and certain intangible assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets estimated using discounted cash flows.

Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities. SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS No. 143 and 144 are applicable. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

Other

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The FASB concluded the application of the criteria in Opinion 30 to debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the gain or loss associated with the extinguishment. One of the Board’s objectives in rescinding Statement 4 was to distinguish transactions that are part of a company’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as extraordinary items. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of Statement 145. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. In addition to numerous technical corrections in various areas, Statement 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). The Company has not completed the evaluation of the extraordinary gains from debt extinguishment to determine whether the amounts would be reclassified upon adoption. Other than potential reclassifications as discussed we do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

Note C – Extinguishment of Convertible Debt

     On July 31, 2002, Healthaxis closed a transaction in which the holders of its 2% Convertible Debentures in the principal amount of $27,500 exchanged their debentures for 23,500 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) and a cash payment of $4,000. The Preferred Stock has a par value of $1.00 per share and a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at a price of $2.625 per share and carries a dividend rate of 2% per annum, payable semi-annually on July 15 and January 15 of each year, in cash or, in some circumstances, common stock. The Preferred Stock contains, among other things, terms providing the holders a preference in the payment of dividends, and also a liquidation preference at least equal to the stock’s stated value plus accrued but unpaid dividends, and contains covenants and obligations to which the Company must adhere. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in certain circumstances. The Company recorded the Preferred Stock as a component of equity at its estimated fair value totaling $6,638, less transaction costs of $212. The determination of fair value was based upon consideration of 1) the value of the indefinite future dividend stream discounted at 25%, 2) the value of the conversion rights determined by applying the Black-Scholes option pricing model using an expected term of 10 years, expected volatility of 60%, a risk free interest rate of 5%, and no expected dividends, and 3) a valuation of the preferential liquidation rights and privileges.

     The Company recorded a gain on extinguishment of debt totaling $16,388 related to the transaction for the difference between the carrying value of the convertible debentures and the estimated fair value of the cash and preferred stock exchanged. At December 31, 2001, the Company maintained significant net operating loss carryforwards for tax purposes that far exceed the amount of the gain related to this transaction. Management has also established a 100 percent reserve for the tax assets attributable to these carryforwards since the realization of these assets are uncertain. As a result, no provision for income taxes has been recorded during 2002 as any taxable income for the year will be offset by loss carryforwards and the benefit of such assets have been reserved to offset future tax liabilities.

Note D – Termination of UICI Technology Services Agreement

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

Discontinued Operations

     The Company has previously reported the revenues and expenses associated with the Agreement as those from the UICI Outsourcing segment. As a result of the termination of the Agreement, the Company’s financial statements have been prepared with the UICI Outsourcing segment results of operations presented as discontinued operations. All historical financial statements presented have been restated to conform to this presentation.

     Impairment charges of $484 and $3,080 related to goodwill and customer base, respectively, allocated to the UICI Outsourcing segment have been recorded as a loss on disposal of discontinued operations.

The operating results of the discontinued UICI Outsourcing segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$134	$5,349	$8,212	$16,125
Cost of revenue	100	4,440	6,814	13,467
Amortization of intangibles	—	294	548	1,269

Total expenses	100	4,734	7,362	14,736

Net income	$34	$615	$850	$1,389

Note E – Related Party Transactions

     At September 30, 2002, UICI owned approximately 45% of the Company’s outstanding common stock and owned warrants to purchase 222,396 shares of the Company’s common stock at prices ranging from $3.01 to $12.00 per share. At September 30, 2002, UICI also owned 1,424 shares of the Company’s Series A convertible preferred stock that were convertible into 542,477 common shares.

     UICI and its subsidiaries and affiliates (collectively “UICI”) have in the past constituted, in the aggregate, Healthaxis’ largest customer. Services to UICI are provided pursuant to various written agreements, the most significant of which has been the Information Technology Services Agreement (the “Agreement”). On June 11, 2002, the Company and UICI mutually agreed to an early termination of the Agreement (See Note D). Healthaxis also provides services from continuing operations to certain UICI subsidiaries and affiliates, including the use of certain proprietary workflow and business applications, as well as data capture services. The Company’s revenues from UICI for these services for the three months ended September 30, 2002 and 2001, were $449 (9%) and $2,611 (44%), respectively, of the Company’s revenues from continuing operations. The Company’s revenues from UICI for these services for the nine months ended September 30, 2002 and 2001, were $1,694 (12%) and $6,568 (38%), respectively, of the Company’s revenues from continuing operations. As of September 30, 2002, Healthaxis had accounts receivable due from UICI and its subsidiaries and affiliates totaling $279, which represented 9% of the Company’s total accounts receivable.

     For the three and the nine months ended September 30, 2002, UICI and its subsidiaries accounted for an aggregate of $583 (12%) and $9,906 (43%), respectively, of Healthaxis’ total revenues for the period from both continuing and discontinued operations.

     In conjunction with the termination of the Agreement, the Company paid $100 to a consulting firm, DiamondCluster International, Inc., affiliated with one of the Company’s directors. In addition, during the three months ended March 31, 2002, the Company paid professional services fees in the amount of $366 to the same consulting firm.

Note F – Intangible Assets

Amortization of intangibles is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Amortization of goodwill	$—	$646	$—	$9,797
Amortization of customer base	252	253	761	922
Amortization of developed software	71	71	215	781

	$323	$970	$976	$11,500

The allocation of intangible assets following our adoption of SFAS No. 142 is summarized in the following table:

	September 30, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangibles no longer amortized:
Goodwill	$17,150	$—	$25,357	$1,533
Amortizable intangibles:
Customer base	4,214	1,860	4,214	1,099
Capitalized software	2,649	1,214	2,493	862

The estimated future annual amortization expense for customer base and developed software is as follows:

		Customer	Developed
		Base	Software

2002*		$1,013	$288
2003		1,009	288
2004		1,009	22
2005		84	—

	Total	$3,115	$598

*	Includes the nine months ended September 30, 2002

Following is a presentation of the results of operations, adjusted to exclude goodwill amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net loss before extraordinary item	$(2,210)	$(3,406)	$(10,436)	$(308,434)

Reported net loss	$14,178	$(3,406)	$(722)	$(306,753)

Add back: amortization of goodwill	—	646	—	9,797

Adjusted net loss before extraordinary item	$(2,210)	$(2,760)	$(10,436)	$(298,637)

Adjusted net loss	$14,178	$(2,760)	$(722)	$(296,956)

Basic earnings per share:
Reported net loss before extraordinary item	$(0.04)	$(0.06)	$(0.19)	$(6.27)

Reported net loss per share	$.26	$(0.06)	$(0.01)	$(6.23)

Add back: amortization of goodwill	—	0.01	—	0.20

Adjusted net loss before extraordinary item	$(0.04)	$(0.05)	$(0.19)	$(6.07)

Adjusted net loss per share	$.26	$(0.05)	$(0.01)	$(6.03)

     On January 1, 2002, the Company adopted SFAS No. 142 (See Note B). In the second quarter of 2002, the Company completed a transitional goodwill impairment test, which under SFAS No. 142 must be completed in the year of adoption. This test resulted in an impairment charge totaling $6,674, related to the Web Technologies operating segment. The impairment charge is shown as a cumulative effect of an accounting change as of January 1, 2002.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

			Benefit
	Discontinued	Web	Administrator	Imaging	Consolidated
	Operations	Technology	Solutions	Services	Total

Balance at January 1, 2002	$484	$12,771	$10,240	$813	$24,308
Cumulative effect adjustment	—	(6,674)	—	—	(6,674)

Adjusted balance at January 1, 2002	484	6,097	10,240	813	17,634
Goodwill impairment included in loss on disposal of Outsourcing segment	(484)	—	—	—	(484)

Balance at September 30, 2002	$—	$6,097	$10,240	$813	$17,150

Note G – Segment Reporting

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

     Each business segment generally sells its products and services to the same constituent users, generally located in the United States, namely healthcare payers, which include insurance companies, third-party and first- party administrators, brokers / intermediaries, Blue Cross/Blue Shield plans and self-insured employers, including state governments.

     All revenue is specifically associated with a separate business unit and, therefore, there are no reconciling items. Earnings before interest, income tax, depreciation and amortization (“EBITDA”) is the primary liquidity measurement used by management to make decisions regarding the segments. However, EBITDA is not a measure defined in generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to operating income as determined in accordance with GAAP. EBITDA does not consider depreciation and amortization of software and equipment which could be significant with increased capital expenditures. Management does not consider these expenses significant for purposes of evaluating separate business unit liquidity. EBITDA, as defined by the Company, also excludes restructuring and impairment, severance and non-

cash stock based compensation charges (“EBITDA As Defined”). Management uses the EBITDA As Defined measurement to monitor basic cash flow generated and used in the Company’s core operating activities, and to monitor the effects of changes made by management in the Company’s operations across different time periods. This factor alone is insufficient to measure all of the Company’s operating characteristics and is used in conjunction with GAAP operating income to measure total operating performance. EBITDA As Defined may not be comparable to similarly titled measures reported by other companies. Corporate overhead includes executive management, accounting, legal and human resources, and other expenses including consulting services. Operating income does not include any cost allocations for corporate overhead.

		Benefit
	Web	Administrator	Imaging	Corporate	Consolidated
	Technology	Solutions	Services	Overhead	Total

Three Months Ended September 30, 2002
Revenue	$899	$2,962	$989	$—	$4,850
EBITDA As Defined	(515)	717	(219)	(1,161)	(1,178)
Depreciation and amortization	223	185	187	376	971
Operating income (loss)	(738)	532	(406)	(1,624)	(2,236)
Three Months Ended September 30, 2001
Revenue	$1,642	$3,069	$1,158	$—	$5,869
EBITDA As Defined	(141)	830	(53)	(1,204)	(568)
Depreciation and amortization	189	270	193	1,047	1,699
Operating income (loss)	(328)	560	(246)	(2,353)	(2,367)
Nine Months Ended September 30, 2002
Revenue	$2,480	$9,139	$3,111	$—	$14,730
EBITDA As Defined	(1,795)	2,196	(743)	(4,066)	(4,408)
Depreciation and amortization	840	557	583	1,149	3,129
Operating income (loss)	(3,228)	1,516	(1,326)	(4,270)	(7,308)
Nine Months Ended September 30, 2001
Revenue	$4,377	$9,235	$3,815	$—	$17,427
EBITDA As Defined	(2,430)	949	(101)	(4,655)	(6,237)
Depreciation and amortization	681	967	575	11,793	14,016
Operating income (loss)	(3,111)	(18)	(675)	(306,323)	(310,127)

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

Note H — Employee Termination Agreement

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

Note I — Impairment of Investment on Digital Insurance

     In June 2002, the Company determined that an other than temporary decline in the value of Healthaxis’ investment in Digital Insurance, Inc. common stock had occurred. An impairment charge in the amount of $227, the remainder of the carrying value, has been included as a component of interest income and other income (expense).

Note J — Capitalized Software Impairment Charge

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

Note K – Subsequent Event

     On November 12, 2002, Healthaxis began a cost reduction initiative designed to more closely align expenses with revenues and enhance the Company’s operating performance. The cost reduction initiative consists of both a reduction in the Company’s labor force and an across-the-board reduction in salary levels, as well as planned reductions in certain operating and overhead expenses. The reduction in labor force is scheduled to be effective in mid-November and the Company expects to record severance expenses related to the terminated employees in the fourth quarter of 2002.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Results of Operations and Financial Condition” concerning the Company’s financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Risk Factors” in the Company’s Form S-3/A filed with the Securities and Exchange Commission on October 15, 2002. Readers are cautioned not to place undue reliance on forward-looking statements.

Overview

     Healthaxis is a technology services firm committed to providing medical claims and administration applications, web-enabled software solutions and outsourced claims processing services for government and commercial benefit administrators, health insurance companies and managed care organizations. These solutions, which are comprised of software products and related services, are provided either on a fully integrated or on an Application Service Provider (“ASP”) basis. Healthaxis believes that its solutions enable a client to reduce their administrative costs, grow their revenue, and improve profitability.

     Revenue Model: Healthaxis derives revenue from a number of sources as described below for each of our strategic business units.

     Benefit Administrator Solutions Group revenue is derived from transaction fees and from providing professional services. The transaction revenue is a combination of a per-employee-per-month (“PEPM”) fee for the use of our proprietary applications and a per document fee for the printing and mailing of system output (benefit checks, EOBs and letters). The transaction revenue is based on an ASP model, where Healthaxis hosts the hardware and software and performs some print and mail services on behalf of clients. Professional services revenue is generated from direct billing for our staff time. These billings are generally derived from converting a client’s existing system, client training and tailoring custom solutions for a client. Professional services generally are billed on a flat rate per hour. In some cases, a project may be done for a fixed price. For fixed price projects, revenue is recognized on the percentage completion basis. Depending upon the nature and expected profitability of certain projects, professional service fees and associated costs may be deferred and recognized over the life of the transaction-based contract.

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

     Imaging Group revenue is generally transaction based. Fees for mail handling, scanning and converting insurance claims from paper to electronic format, and image storage and retrieval are priced on a per-document or a per-image basis. Such revenue is recognized in the month the services are performed. Contracts generally include an up-front payment intended to recover the start-up costs incurred in setting up a new client. Such fees are generally deferred and recognized over the life of the transaction-based contract.

     Restructuring Plan: In May 2001, the Company implemented a restructuring plan as further described in Note 6 to the Consolidated Financial Statements included in our Form 8-K filed with the Securities and Exchange Commission on August 30, 2002. In connection with its restructuring and reorganization, the Company accrued or recorded restructuring charges of $279.6 million in the second quarter of 2001. Those costs are generally related to impairment of long-lived assets and goodwill, and severance costs for terminated employees.

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

     Prior to the termination of the Agreement, UICI and its subsidiaries and affiliates constituted, in aggregate, Healthaxis’ largest customer. UICI is also the Company’s largest common shareholder. At September 30, 2002, UICI owned approximately 45% of the Company’s outstanding common stock and owns warrants to purchase 222,396 shares of the Company’s common stock at prices ranging from $3.01 to $12.00 per share. At September 30, 2002, UICI also owned 1,424 shares of the Company’s Series A convertible preferred stock that were convertible into 542,477 common shares.

Healthaxis requested the early termination of the Agreement for the following reasons:

•	Healthaxis’ business strategy is focused on benefit administrator solutions, web connectivity capabilities and imaging and data capture services, and not on information technology outsourcing services. The Agreement was an information technology outsourcing arrangement and required significant management attention. The time required of management to administer the contract distracted time from the effective administration of the Company’s long-term business strategy.

•	UICI had previously publicly stated that it did not intend to renew the Agreement when it expires in December 2005. UICI expected that payments to Healthaxis under the Agreement were likely to decline over the remaining term of the agreement as it replaced Healthaxis employees with its own employees. Healthaxis’ revenues derived from the Agreement had already declined from $21.4 million in 2000 to $20.7 million in 2001, and from $5.2 million in the first quarter of 2001 to $4.5 million in the first quarter of 2002 (a 14% decline).

•	Terminating the Agreement removed the future uncertainty associated with the levels of revenues and earnings to be derived from the Agreement, which were in decline. The Termination Agreement provided for the payment of $6.5 million in cash immediately. Management of Healthaxis estimated that the financial benefit to be received under the Termination Agreement was equal to or greater than the amount the Company could have reasonably expected to have received from continuation of the Agreement and was, therefore, attractive.

     Healthaxis has accounted for the transaction as a disposition of a line of business. Due to the related party nature of the transaction, the Company has recorded the proceeds, totaling approximately $6.4 million net of transaction costs, as a contribution of capital from a significant shareholder. The transaction resulted in a write-down of certain intangible assets, namely customer base and goodwill, in the aggregate amount of approximately $3.6 million. This amount was recorded as a loss on disposal of discontinued operations in the Company’s Condensed Consolidated Statement of Operations in the second quarter of 2002. The results of operations of the disposed segment are now reported as a gain from discontinued operations on the Company’s Condensed Consolidated Statement of Operations for the appropriate periods. The Company had previously reported the activities under the Agreement as a separate operating segment (Outsourcing).

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

     As a result of the loss of substantially all of UICI’s business, the business of a number of the Company’s other clients now represents a more significant component of the Company’s continuing operations. For the nine months ended September 30, 2002, the Company’s four largest customers accounted for 59% of revenues. One of these clients, American Administrative Group, Inc. (AAG), is currently operating under a temporary arrangement while the Company and AAG continue to negotiate a definitive agreement. There can be no assurance that a definitive agreement will be reached with AAG.

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

     The listing of Healthaxis’ common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market on July 16, 2002, where it will continue to trade under the symbol HAXS. The continued listing of Healthaxis common stock on the Nasdaq SmallCap Market will be subject to the Company’s continuing qualification with the Nasdaq SmallCap Market listing requirements, including the requirement that the Healthaxis’ common stock obtain a price of $1.00 per share for ten consecutive days on or before April 17, 2003.

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

     Extinguishment of Convertible Debt: On July 31, 2002, Healthaxis completed a transaction in which the holders of its 2% Convertible Debentures in the principal amount of $27.5 million exchanged their debentures for 23,500 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) and a cash payment of $4.0 million. The Preferred Stock has a par value of $1.00 per share and a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at a price of $2.625 per share and carries a dividend rate of 2% per annum, payable semi-annually on July 15 and January 15 of each year, in cash or, in some circumstances, common stock. The Preferred Stock contains, among other things, terms providing the holders a preference in the payment of dividends, a liquidation preference at least equal to the stock’s stated value plus accrued but unpaid dividends, a redemption of the shares of Preferred Stock in situations within the control of the Company, and contains covenants and obligations to which the Company must adhere. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in certain circumstances.

     In 1999, the Company issued the 2% Convertible Debentures in the amount of $27.5 million, described above. These debentures, as amended, were due in full on September 14, 2005 and could be converted into common stock at a conversion price of $9.00 per share at the option of the holder. Interest was paid semi-annually on January 1 and July 1 of each year and, at the Company’s option, could be paid in cash or in stock. During the nine months ended September 30, 2002, the Company recorded $319,000 in interest expense related to the Convertible Debentures, which was paid via the issuance of 452,680 shares of the Company’s common stock in July 2002. These debentures were extinguished on July 31, 2002 as described above.

     The Company recorded a third quarter gain on extinguishment of the convertible debt of $16.4 million related to the transaction for the difference between the carrying value of the convertible debentures and the estimated fair value of the cash and preferred stock exchanged. The Preferred Stock is reported as permanent equity with a value of $6.4 million on the Company’s balance sheet. The combined effects of the gain and recording of the Preferred Stock increased shareholder equity by approximately $22.8 million.

     Management of Healthaxis believes that this transaction will benefit the Company by eliminating all of the Company’s long-term debt for an amount significantly less than the face value of the debentures. Management also believes that the existence of the long-term debt was a negative factor in the minds of existing customers, potential customers, and shareholders in terms of the Company’s financial stability. However, management also considered factors mitigating against issuing the Preferred Stock and paying cash in exchange for the convertible debentures. These factors included, for example, the need to pay $4.0 million in cash to effect the exchange. Had the Company not entered into the exchange, it would have had additional liquidity for its ongoing operations. The convertible debentures did not mature until September 2005, and therefore did not represent an immediate use of liquidity. It is also possible that the Company could have negotiated a different transaction at a later date, or it could have repaid the convertible debentures in full when due through the issuance of other financial securities. On balance, after consideration of all the factors, management concluded that the existence of the convertible debentures was such a negative factor in the minds of the Company’s existing customers, potential customers and shareholders, that this factor outweighed the other factors considered and that the Company should take immediate action.

     November 2002 Cost Reduction Initiative: On November 12, 2002, Healthaxis began a cost reduction initiative designed to more closely align expenses with revenues and enhance the Company’s operating performance. The cost reduction initiative consists of both a reduction in the Company’s labor force and an across-the-board reduction in salary levels, as well as planned reductions in certain operating and overhead expenses. The reduction in labor force is scheduled to be effective in mid-November and the Company expects to record severance expenses related to the terminated employees in the 4th quarter. The reduction in salary levels is expected to be effective January 1, 2003. In total, the cost reduction initiative is designed to save in excess of $5 million in expenses in 2003, however there can be no assurances that the implementation of this initiative will result in the full amount of expected savings.

     Management believes that the cost reduction initiative serves not only the Company’s financial goals, but is also consistent with its strategic business goals. Healthaxis has spent significant resources in the past two years developing certain products and functionality. That development effort is now substantially complete and the level of human resources necessary to sustain the effort is no longer required. The Company will now focus on selling these capabilities to new customers, as well as using them to strengthen relationships with existing customers. In addition, the Company has, in recent periods, sharpened its focus on more specific target markets with more specific product offerings, the effect of which has been to reduce its human resource requirements. Hence, management believes that its reduced labor force will be able to effectively serve its existing customer base, while also focusing on new market opportunities.

Results of Operations

     The Company focuses its cost containment initiatives on operating cash expenses. Operating depreciation / amortization, stock based compensation, amortization of intangible assets, restructuring charge and loss on building are all non-cash expenses.

     Operating depreciation / amortization is the systematic charge to expense for tangible fixed assets used in the operation of the business. Stock based compensation is the result of (a) stock options that were granted at an exercise price below the market price of the Company’s common stock in 2000 and are charged to expense as vested; (b) options that were re-priced in 2000 and are accounted for as variable options with a “mark-to-market” expense charge to the extent the Company’s stock price exceeds $2.49; and (c) charges from the vesting of an Insurdata option plan that was assumed as part of the Company’s merger with Insurdata Incorporated (the “Insurdata Merger”). Amortization of intangibles is the systematic expensing of customer base, developed software and, in 2001, goodwill. The restructuring charge relates to certain charges associated with the Company’s adoption of a restructuring plan implemented in May 2001, and the loss on building relates to the writedown of a Pennsylvania building and property that has since been sold. The following tables are presented in such a manner that these significant non-cash expenses are distinguishable from cash expenses.

Three months ended September 30, 2002 compared to three months ended September 30, 2001.

	Three Months Ended, September 30, 2002 (in thousands)

	Cash		Stock
	Operating	Depreciation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenues				$4,850	100%

Operating Expenses
Cost of revenue	$4,298	$588	$40	4,926	102%
Sales and marketing	583	12	22	617	13%
General and administrative	1,086	31	25	1,142	24%
Research and development	61	17	—	78	2%

Subtotal	$6,028	$648	$87	6,763	139%

Restructuring charge				—
Loss on building				—
Amortization of intangibles				323

Total operating expenses				$7,086	146%

	Three Months Ended, September 30, 2001 (in thousands)

	Cash		Stock
	Operating	Deprecation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenues				$5,869	100%

Operating Expenses
Cost of revenue	$4,722	$650	$81	5,453	93%
Sales and marketing	271	12	37	320	5%
General and administrative	1,106	43	43	1,192	20%
Research and development	268	24	9	301	5%

Subtotal	$6,367	$729	$170	7,266	124%

Restructuring charge				—
Loss on building				—
Amortization of intangibles				970	17%

Total operating expenses				$8,236	140%

     Revenues decreased 17% from $5.9 million for the three months ended September 30, 2001 to $4.9 million for the same period in 2002. The decrease was primarily the result of reductions in the amounts received from Digital Insurance and UICI (unrelated to the Information Technology Services Agreement) in the Web Technology Group, with slight decreases in revenue also being recorded in the Benefits Administrator Solutions Group and the Imaging Services Group. The decrease in revenue from Digital Insurance totaled $155,000 and was a result of the May 2001 Amended Asset Purchase and Amended Software Licensing and Consulting agreements. These amended agreements served to reduce the amount of license fees and professional services fees received from Digital Insurance in subsequent periods. The decrease in revenue from UICI was approximately $1.0 million. Revenue under this agreement was amortized into revenue over a contractual warranty period that expired on March 31, 2002. Subsequent to that date only a small amount of maintenance revenue remains. Revenue of $396,000 from a new customer of the Web Technology Group in the third quarter of 2002 was largely offset by the loss of a significant Imaging Services Group customer in late 2001 ($113,000 reduction).

     Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. These costs decreased 10% from $5.5 million for the three months ended September 30, 2001 to $4.9 million for the same period in 2002. During 2002, we capitalized more personnel costs associated with software development and contract start-up than we did during the same period in 2001. During the three months ended September 30, 2002, we capitalized $365,000 related to the development of our new Web Self-Service products (Broker, Member, Employer, and Enroll). During the same period, we also capitalized $162,000 in contract costs related to the implementation of new Web Self-Service and Insur-Claim customers. This increased capitalization caused employee personnel expense to decrease. Without this capitalization, personnel expense would have remained about the same as 2001. The decrease in cost of revenues relates entirely to this decrease in personnel expense. Cost of revenue as a percentage of revenue increased from 93% in the 2001 period to 102% in the 2002 period. Most of the Company’s operating costs consist of salaried wages. Although revenue decreased for the three months ended September 30, 2002, personnel costs did not decrease proportionately.

     Sales and marketing expenses consist of employee salaries and related benefits, as well as promotional costs such as direct mail campaigns, trade shows and media advertising. These expenses increased from $320,000 for the three months ended September 30, 2001 to $617,000 for the same period in 2002. The increase was due to increased personnel in the direct sales force.

     General and administrative expenses include executive management, accounting, legal, consulting services and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses decreased $50,000 (4%) from the three months ended September 30, 2001 compared the same period in 2002. A reduction of stock based compensation and depreciation accounted for $30,000 of the change which was due to the fact that certain Founders Plan options which were included in stock based compensation expense during 2001 became fully vested in April 2002.

     Research and development expenses primarily consist of the salary and related benefits of personnel engaged directly in the development of new products and the enhancement of existing products, prior to the establishment of technological feasibility. These expenses decreased 74% from $301,000 for the three months ended September 30, 2001 to $78,000 for the same period in 2002. The decrease was due to a reduction of Advanced Technology Division staff, and the redeployment of staff from this division to operating divisions in order to focus on near term revenue opportunities.

     Amortization of intangible expenses includes the amortization of developed software, customer base and goodwill. These expenses decreased from $970,000 for the three months ended September 30, 2001 to $323,000 for the same period in 2002. Most of the decrease was due to the fact that goodwill is no longer being amortized, effective January 1, 2002, in accordance with new accounting guidelines.

     Interest income and other income (expense) increased from a loss of ($1.5) million in the three months ended September 30, 2001 to a gain of $68,000 in the same period in 2002. The change was due to a write down of our investment in Digital Insurance of $1.6 million which was recorded in the 2001 period. There was no such charge in 2002.

     Interest expense is derived mostly from the Company’s convertible debentures. This expense decreased from $182,000 for the three months ended September 30, 2001 to $76,000 for the same period in 2002. The reduction is due to the extinguishment of these debentures in July 2002 as described under the caption “– Recent Developments – Extinguishment of Convertible Debt” above.

     Gain from discontinued operations relates to the operations of the disposed UICI Outsourcing business segment. This segment was effectively disposed of on June 17, 2002 as further described in “– Recent Developments – Termination of the Information Technology Outsourcing Agreement with UICI” above. The $615,000 gain for the three months ended September 30, 2001 reflects the net revenues and expenses under that agreement during the period. The $34,000 gain for the comparable period in 2002 reflects only a final adjustment to the agreement that was terminated in the previous quarter.

     Gain on extinguishment of debt of $16.4 million was recorded in the three months ended September 30, 2002. This gain was the result of the elimination of the Company’s convertible debentures, as further described under the caption “– Recent Developments – Extinguishment of Convertible Debt” above. There was no such gain in the comparable period in 2001.

Nine months ended September 30, 2002 compared to Nine months ended September 30, 2001.

	Nine Months Ended, September 30, 2002 (in thousands)

	Cash		Stock
	Operating	Depreciation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenues				$14,730	100%

Operating Expenses
Cost of revenue	$14,227	$1,983	$163	16,373	111%
Sales and marketing	1,503	35	88	1,626	11%
General and administrative	2,490	97	158	2,745	19%
Research and development	288	38	(8)	318	2%

Subtotal	$18,508	$2,153	$401	21,062	143%

Restructuring charge				—
Loss on building				—
Amortization of intangibles				976	7%

Total operating expenses				$22,036	150%

	Nine Months Ended, September 30, 2001 (in thousands)

	Cash		Stock
	Operating	Deprecation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenues				$17,427	100%

Operating Expenses
Cost of revenue	$16,361	$2,209	$711	19,281	111%
Sales and marketing	1,754	31	1,108	2,893	17%
General and administrative	6,631	184	4,571	11,386	65%
Research and development	1,101	92	29	1,222	7%

Subtotal	$25,847	$2,516	$6,419	34,782	200%

Restructuring charge				279,607	1,604%
Loss on building				1,665	10%
Amortization of intangibles				11,500	66%

Total operating expenses				$327,554	1,880%

     Revenues decreased 15% from $17.4 million for the nine months ended September 30, 2001 to $14.7 million for the same period in 2002. Revenues from UICI (unrelated to the Information Technology Services Agreement) accounted for $1.1 million of the decline and a reduction in revenue from Digital Insurance accounted for $1.6 million. Revenue from three new customers in 2002 of $722,000 plus net growth of several existing customers of $610,000 were largely offset by the loss of three customers totaling $1.2 million in the Imaging Services Group ($1.1 million) and Web Technologies Group ($119,000).

     Cost of revenues decreased 15% from $19.3 million for the nine months ended September 30, 2001 to $16.4 million for the same period in 2002 despite a software impairment charge of $592,000 and a hardware write-off of $123,000 in the 2002 period. Cost of revenue as a percentage of revenue was 111% for both periods. A reduction of stock based compensation accounted for $548,000 of the decrease. Most of the stock based compensation cost in 2001 relates to the re-measurement of options exchanged in the HAXS Merger completed in January 2001. A reduction of amortization and depreciation accounted for an additional $226,000 and is the result of a cutback in capital expenditures following the May 2001 restructuring. The remainder of the decrease was due primarily to a reduction in personnel and subcontractor expenses, which resulted from a reduced labor force subsequent to the restructuring plan implemented in May 2001 as described above.

     Sales and marketing expenses decreased 44% from $2.9 million for the nine months ended September 30, 2001 to $1.6 million for the same period in 2002. Approximately $1.0 million of the decrease was due to a reduction of stock based compensation resulting from the re-measurement of options exchanged in the 2001 HAXS Merger.

     General and administrative expenses were approximately $11.4 million for the nine months ended September 30, 2001 compared to $2.7 million for the same period in 2002, reflecting a decrease of 76%. Stock based compensation of approximately $4.6 million was included in the 2001 period as compared to $158,000 in the 2002 period, due primarily to the re-measurement of options exchanged in the HAXS merger. Severance expenses totaling $2.2 million are included in the 2001 period, as compared to a credit of $1.3 million in 2002, primarily related to Mr. Clemens’ severance agreement and settlement as described in Note H to the Company’s Condensed Consolidated Financial Statements included in this report. After adjustment for these items, expenses have decreased approximately $700,000 as a result of the reduction of management and corporate staff and reduced depreciation.

     Research and development expenses decreased 74% from $1.2 million for the nine months ended September 30, 2001 to $318,000 for the same period in 2002. The decrease was due to a reduction of Advanced Technology Division staff, and the redeployment of staff from this division to operating divisions in order to focus on near-term revenue opportunities.

     Restructuring and Impairment Charges were approximately $279.6 million during the nine months ended September 30, 2001. These charges were recorded pursuant to the Company’s adoption of an internal restructuring plan implemented in May 2001. Approximately $277.5 million of this charge was attributable to the write-down of goodwill. The remainder is to record other costs of the restructuring including severance payments for terminated employees and the reduction of other long lived assets, primarily resulting from the decision to cease the development and marketing of certain products. See “ – Overview – Restructuring Plan” above. There were no such charges during the comparable period in 2002.

     Loss on building of $1.7 million in the nine months ended September 30, 2001 represents the write-down of our building and property in Pennsylvania, which has now been sold. There were no such charges during the comparable period in 2002.

     Amortization of intangible expenses decreased from $11.5 million for the nine months ended September 30, 2001 to $976,000 for the same period in 2002. The decrease was due to the fact that goodwill is no longer being amortized, effective January 1, 2002, in accordance with new accounting guidelines as described in “Recent Accounting Pronouncements” below.

     Interest income and other income (expense) increased from a ($2.0) million expense in the nine months ended September 30, 2001 to income of $25,000 in the same period in 2002. The increase was due to a write off of the investment in Digital Insurance of $3.0 million in 2001 as compared to $227,000 in 2002, offset primarily by a decline in interest income of $480,000 from 2001 to 2002. The increased interest income in 2001 was due to customer financings and larger balances on loans due from employees.

     Interest expense decreased 40% from $737,000 in the nine months ended September 30, 2001 to $439,000 in the same period in 2002. The decrease is due to the reduction in amortization of the discount on the convertible debentures, which was revalued on January 26, 2001 in connection with the restructuring of this debt, and the extinguishment of this debt in July 2002.

     Minority interest in loss of subsidiary was $3.1 million for the nine months ended September 30, 2001 compared to none for the same period in 2002. The minority interest was recorded for approximately one month (until the HAXS Merger) in 2001. Subsequent to the HAXS Merger, the Company owned 100% of the Healthaxis.com subsidiary and, therefore, no subsequent minority interest was recorded.

     Gain from discontinued operations relates to the operations of the disposed UICI Outsourcing segment. The gain was $1.4 million for the nine months ended September 30, 2001 compared to $850,000 for the same period in 2002. The reduction was due to declining revenue from UICI from 2001 and cancellation of the Information Technology Services Agreement with UICI, effective June 11, 2002.

     Loss on disposal of discontinued operations of $3.6 million in 2002 includes the impairment of goodwill and customer base attributable to the disposal of the Outsourcing segment. There were no similar charges in 2001.

     Gain on extinguishment of debt of $1.7 million was recorded as an extraordinary gain in the nine months ended September 30, 2001 as the result of restructuring the convertible debentures in January 2001. A gain of $16.4 million was recorded in the comparable period in 2002 as the result of the extinguishment of these debentures in July 2002, as further described under the caption “– Recent Developments – Extinguishment of Convertible Debt” above.

     Cumulative effect of accounting change of $6.7 million was recorded as a result of the Company’s adoption SFAS No. 142 “Goodwill and Other Intangible Assets”. In the second quarter of 2002, the Company completed a transitional goodwill impairment test, which resulted in an impairment charge of $6.7 million related to the Web Technologies operating segment. The impairment charge is shown as a cumulative effect of an accounting change as of January 1, 2002. No such charge was recorded in the comparable period in 2001.

Liquidity and Capital Resources

     General. A major objective of Healthaxis is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short-term equivalents on hand plus funds generated from operating cash flow. Our cash balances since January 2001 for selected dates were as follows:

December 31, 2001	-	$17.2 million
March 31, 2001	-	$12.0 million
June 30, 2001	-	$12.2 million
September 30, 2001	-	$12.3 million
December 31, 2001	-	$13.1 million
March 31, 2002	-	$12.6 million
June 30, 2002	-	$18.7 million
September 30, 2002	-	$12.6 million

     In the second quarter of 2001, Healthaxis received a $2.0 million lump sum payment from Digital Insurance. In the fourth quarter of 2001, Healthaxis sold its building in Pennsylvania for a net cash amount of $2.6 million with an additional $180,000 due upon final tax filings. In the second quarter of 2002, Healthaxis received a net lump sum payment of $6.4 million from UICI, related to the early termination of the Information Technology Services Agreement with UICI. In the third quarter of 2002, Healthaxis paid $4.0 million cash, along with other consideration, for the early extinguishment of its convertible debentures.

     With the Company’s net receipt of $6.4 million cash from UICI in the second quarter of 2002, the Company was able to convert a declining and uncertain revenue stream into current cash. Because the Company’s revenue from the agreement with UICI was based upon the Company’s cost (including certain fixed overhead) plus 10%, the future impact on cash flows will be a reduction of cash generated from operations. The impact on cash generated from operations for the nine months ended September 30, 2002 would have been approximately $3.7 million had the transaction occurred on December 31, 2001. The impact to both cash and operations is greater than 10% of the revenue lost due to the fact that certain of the Company’s fixed overhead costs were includable under the cost plus 10% arrangement, but were not eliminated as a result of the termination. There can be no assurances of the impact of the termination of the UICI Agreement on the Company’s future cash generated or used in operations, or in the Company’s results of operations.

     On July 31, 2002, the Company closed a transaction in which the holders of its 2% Convertible Debentures in the principal amount of $27.5 million exchanged their debentures for shares of Series A Convertible Preferred Stock and a cash payment of $4.0 million. The debentures would have matured in full in September 2005. By completing this transaction, the Company was able to extinguish all of its long-term debt. This transaction is further described under the caption “– Extinguishment of Convertible Debt” above.

     During the quarter ended September 30, 2002, Healthaxis reported a use of cash from operations totaling $1.6 million. We expect our current cash reserves and the cash generated by future operations to be sufficient to fund operations for at least the next 12 months. Funding operations on a longer-term basis will depend upon the Company’s ability to continue controlling costs, maintaining its existing customer relationships, and generating new revenues. The Company’s operating cost structure is predominantly personnel and human resource related. The Company’s November 2002 cost reduction initiative, which consists of a reduction in the Company’s labor force, an across-the-board reduction in salary levels, and planned reductions in certain operating and overhead expenses, reflects management’s continuing drive to control costs. While the cost reduction initiative will result in a 2002 fourth quarter charge due to severance expenses related to terminated employees, the cost reduction initiative is designed to save significant expenses in 2003. With regard to maintaining cash flow from current customers, the Company is dependent on a small number of clients to generate a significant amount of the annual and quarterly revenues. For the nine month period ended September 30, 2002, our four largest customers accounted for 59% of revenues from continuing operations. Further, one of these clients, American Administrative Group, Inc. (AAG), is currently operating under a temporary arrangement while we and AAG continue to negotiate a definitive agreement. While we expect that a definitive agreement will be executed by the end of 2002, there can be no assurance that a definitive agreement will be reached with AAG. The loss of one or more of our key customers could have a material negative impact on our operating cash flow. We believe that the relationships with our customers are positive. Our plans for generating new revenues are based upon using the Company’s direct sales force in combination with strategic partners to pursue new sales opportunities. The direct sales force is specifically targeting third party administrators, small to medium size insurance payers and managed care organizations, health and welfare plans (i.e. union organizations) and state and federal governments as the principal markets. We believe that Healthaxis offers competitive, and competitively priced, products and services in all of these markets. However, there can be no assurances that we will be successful in achieving the goal of revenue growth. If we are unsuccessful in decreasing our costs or increasing revenue, then external funds may become necessary to support the Company’s business operations. There can be no assurance that under then-current conditions such funds would be available or, if available, would not significantly dilute shareholders’ interests or returns.

     Cash used in operating activities for the nine months ended September 30, 2002 was $1.4 as compared to cash used of $2.4 million for the same period in 2001. The net change was primarily the result of the savings realized from the restructuring plan implemented in May 2001, and a one-time acceleration of cash collections from trade receivables related to the termination of the Information Technology Services Agreement with UICI. Healthaxis generated cash flow from the UICI Agreement of $3.7 million in the first nine months of 2002. With the termination of the Agreement, such cash flow will not be available to the Company in future operations and will increase its dependence upon current cash reserves until the operating cash flow can be replaced from new sources.

     Cash used in investing activities for the nine months ended September 30, 2002 was $1.2 million as compared to $2.3 million for the comparable period in 2001. The reduced cash expenditure was primarily the result of reductions in expenditures for capitalized software and contract costs totaling $898,000.

     Cash provided by financing activities for the nine months ended September 30, 2002 was $2.1 million as compared to cash used of $229,000 for the comparable period in 2001. The increase was due to the one time payment of $6.4 million, net of transaction costs, received from UICI as a result of the termination of the Agreement described further under “Recent Developments – Termination of the Information Technology Services Agreement with UICI” above, offset by $4.0 million paid to the convertible debenture holders as described further under “– Extinguishment of Convertible Debt” above.

     Obligations: Healthaxis’ 2% convertible debentures in the principal amount of $27.5 million were extinguished in July 2002 as described under “– Extinguishment of Convertible Debt” above. The Company now has no long-term debt outstanding.

     Healthaxis has certain capital and operating lease commitments over the next five years. These leases are primarily for office space and data processing equipment. The Company has no other significant cash commitments, other than the day to day operations of the business. Some of the Healthaxis applications will require modification in order to achieve or maintain compliance with HIPAA. The Company does not anticipate these expenditures to be significant, and expects to be able to pass through some of the costs to its clients.

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

Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities. SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS No. 143 and 144 are applicable. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

Other

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The FASB concluded the application of the criteria in Opinion 30 to debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the gain or loss associated with the extinguishment. One of the Board’s objectives in rescinding Statement 4 was to distinguish transactions that are part of a company’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as extraordinary items. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of Statement 145. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. In addition to numerous technical corrections in various areas, Statement 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). The Company has not completed the evaluation of the extraordinary gains from debt extinguishment to determine whether the amounts would be reclassified upon adoption. Other than potential reclassifications as discussed we do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

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

Item 4. Controls and Procedures

     Within the 90 days prior to the filing date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

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

The Preferred Stock generally does not have any voting rights. However, the holders of Preferred Stock have the right to vote separately as a class in a number of circumstances specified in the Certificate of Designation, when we propose to take certain actions, including without limitation paying dividends on shares of common stock and entering into any transaction to sell or otherwise dispose of all or substantially all of our assets, or entering into some reorganizations, mergers, consolidations or similar transactions, or reclassifications, recapitalizations or other changes to our capital stock. Finally, the Company is obligated to register for resale the shares of common stock issuable to the holders of the shares of Preferred Stock, the sale of such shares of common stock or the possibility of such a sale could adversely affect the market price of our common stock.

Item 3. Defaults Upon Senior Securities.

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     On November 12, 2002, Healthaxis began a cost reduction initiative designed to more closely align expenses with revenues and enhance the Company’s operating performance. The cost reduction initiative consists of both a reduction in the Company’s labor force and an across-the-board reduction in salary levels, as well as planned reductions in certain operating and overhead expenses. The reduction in labor force is scheduled to be effective in mid-November and the Company expects to record severance expenses related to the terminated employees in the 4th quarter. The reduction in salary levels is expected to be effective January 1, 2003. In total, the cost reduction initiative is designed to save in excess of $5 million in expenses in 2003, however there can be no assurances that the implementation of this initiative will result in the full amount of expected savings.

Management believes that the cost reduction initiative serves not only the Company’s financial goals, but is also consistent with its strategic business goals. Healthaxis has spent significant resources in the past two years developing certain products and functionality. That development effort is now substantially complete and the level of human resources necessary to sustain the effort is no longer required. The Company will now focus on selling these capabilities to new customers, as well as using them to strengthen relationships with existing customers. In addition, the Company has, in recent periods, sharpened its focus on more specific target markets with more specific product offerings, the effect of which has been to reduce its human resource requirements. Hence, management believes that its reduced labor force will be able to effectively serve its existing customer base, while also focusing on new market opportunities.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

(99.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(99.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(b)	Reports on Form 8-K:

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

The Company filed a Current Report on Form 8-K on August 30, 2002 in which it disclosed, under Item 5, that the Company had restated its financial statements for the years ended December 31, 2001 and 2000 to reflect the early termination of the Information Technology Services Agreement with UICI as discontinued operations in order to comply with the required adoption of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: November 13, 2002	By: /s/ John Carradine

John Carradine, Chief Financial Officer (Principal Financial Officer) and Treasurer

I, James W. McLane, Chief Executive Officer of Healthaxis Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Healthaxis Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002
By: /s/ James W. McLane

James W. McLane Chief Executive Officer

I, John Carradine, Chief Financial Officer of Healthaxis Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Healthaxis Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002
By: /s/ John Carradine

John Carradine Chief Financial Officer

Exhibit Index

(99.1) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(99.2) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.