Form 10-K/A
period 2001-12-31
HEALTHAXIS INC
filed 2002-12-10
CIK 768892

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13591

HEALTHAXIS INC.
(Exact name of Registrant as specified in its charter)

Pennsylvania	5215 N. O’Connor Blvd. 800 Central Tower Irving, Texas 75039	23-2214195

(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices including zip code)	(I.R.S. Employer Identification Number)

    (972) 443-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 Par Value
Title of Class

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K: ☐

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 8, 2002 as reported on the NASDAQ National Market System, was approximately $19,957,385. Shares of the Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2002, the Registrant had 53,352,738 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission (“SEC”) on April 2, 2002 (the “Form 10-K”). This amendment is being filed in response to the SEC’s comments received in connection with a review of the Registrant’s 2001 Form 10-K as part of the review of the Registrant’s Form S-3 filed with the SEC on August 30, 2002. This amendment includes certain enhanced disclosures to Item 1. Business, Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

     Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K. All information contained in this Amendment No. 2 and the Form 10-K is subject to updating and supplementing as provided in the Company’s periodic reports filed with the SEC subsequent to the filing of the Form 10-K.

Healthaxis Inc.

PART I

     Statements in this report which are not purely historical facts, including statements regarding the Company’s anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements involve known and unknown risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. These risks and uncertainties include, without limitation, those set forth in this report under “Business—Risk Factors.”

Item 1. Business

General

     Healthaxis is a technology services firm committed to providing innovative and configurable web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which are comprised of software products and related services, are designed to assist health insurance payers, first and third party administrators, intermediaries and employers provide enhanced services to members, employees and providers through the application of Healthaxis’ flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider (“ASP”) basis. Healthaxis believes that its solutions enable a client to reduce their administrative costs, enhance their customer service and improve their profitability.

     Healthaxis’ proprietary applications address the specific processing needs of the administration and distribution segments of the healthcare insurance industry in an efficient and cost-effective manner. Healthaxis, through its state-of-the-art applications, provides real-time interaction with plan documents, enrollment and applications, as well as access to personalized eligibility and claims data via the Internet. These Internet-enabled business applications enhance the transaction process and streamline the flow of information amongst the many systems employed by various constituents within the healthcare insurance industry. Healthaxis’ business solutions include the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence. Healthaxis is staffed by experienced health insurance and technology professionals who understand the payer world. The team combines extensive health insurance industry experience with a technical team exclusively focused on the unique needs of health insurance companies, third party administrators (TPAs), broker / intermediaries and self-funded employers. Payer solutions are offered through readily configurable products, such as Insur-Claims, Insur-Admin, Web-Self Service, Online Enrollment, Retail Distribution, eHealthTalk-HIPAA solutions and Imaging Services. All of Healthaxis’ products are supported by professional services offered on a consulting basis. Healthaxis’ solutions are sold and supported through the following strategic business units, which are closely aligned with their target markets.

•	Application Solutions Group — provides web-enabled systems for enrollment, administration and processing of health insurance claims on an Application Service Provider (“ASP”) basis.

•	Web Technology Group — provides web-enabled connectivity platforms and solutions for self service (broker, employer, employee and providers), large group enrollment and small group enrollment, sale/distribution and post-sale administration of group and individual insurance policies including health, life and dental insurance, and solutions for enabling compliance with HIPAA.

•	Imaging Services Group — provides electronic data-capture, imaging, storage and retrieval of health insurance claims, attachments and other correspondence.

     Management of Healthaxis, as well as the composition of the Company’s Board of Directors, was significantly changed during 2001. James W. McLane became the President and Chief Executive Officer in February 2001 and Chairman in July 2001. John M. Carradine joined in March 2001 as the Chief Financial Officer. A new leader for the Web Technology Group was installed in May 2001 and a new sales team began operation in June 2001. In the months following, several goals were accomplished to re-position the Company for future growth:

•	The Company’s financial position was improved

•	Operating expenses were reduced

•	The Company was restructured into strategic business units

•	A cohesive market based strategy was developed

•	The sales force was expanded

•	The sales pipeline grew significantly

•	Several meaningful clients were added

•	Strategic partnerships were created with several complementary enterprises

•	The Board of Directors was strengthened

•	A values-based culture was instilled in the Company

- To deliver what we promise

- To take ownership and accountability for our results

- To do the right thing — — — all the time

- To understand that relationships determine results

- To team and run to win

     Healthaxis Inc. (the “Company” or “Healthaxis”) is a Pennsylvania corporation organized in 1982. Healthaxis’ common stock trades on the Nasdaq National Market under the symbol “HAXS.” The operations of Healthaxis during 2001 were conducted primarily through its subsidiary, Healthaxis.com, Inc. In the fourth quarter of 2001 the Company reorganized and formed a new subsidiary, Healthaxis, Ltd., through which all operations are now conducted. Unless otherwise indicated, or the context otherwise requires, all references in this document to the “Company,” “Healthaxis,” “we,” “our” or “us” include Healthaxis Inc. and all of its subsidiaries.

Recent Developments

     Convertible Debenture Exchange. On July 31, 2002 we completed a transaction providing for the cancellation of our $27.5 million 2% convertible debentures in exchange for our issuance to the debenture holders of shares of our Series A Convertible Preferred Stock (“Preferred Stock”) and the payment of $4.0 million cash. The Preferred Stock is convertible into shares of our common stock at an initial conversion price of $2.625, and carries a fixed dividend rate of 2% per annum, payable semi-annually in cash or shares of our common stock. As more fully described in the definitive documents filed with the Securities and Exchange Commission (SEC), the Preferred Stock contains, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the Preferred Stock plus all accrued but unpaid dividends. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in connection with some matters. See “—Risk Factors—Investment Related Risks.”

     The issuance of the shares of Preferred Stock and the corresponding extinguishment of long-term debt reflects our continuing efforts to strengthen our capital structure. We also believe that the existence of the long-term debt was a negative factor in the minds of our existing customers, potential customers and our shareholders. However, we also considered factors mitigating against issuing the Preferred Stock and paying cash in exchange for the convertible debentures. These factors included, for example, the need to pay $4.0 million in cash to effect the exchange. Had we not entered into the exchange, we would have had additional liquidity for our ongoing operations. The convertible debentures did not mature until September 2005, and therefore did not represent an immediate use of liquidity. It is also possible that we could have negotiated a different transaction at a later date, or we could have repaid the convertible debentures in full when due through the issuance of other financial securities. On balance, after consideration of all the factors, we concluded that the existence of the convertible debentures was such a negative factor in the minds of our existing customers, potential customers and our shareholders, that this factor outweighed the other factors considered and that we should take immediate action.

     Termination of UICI Agreement. On June 17, 2002 we consummated an agreement with UICI (the “Termination Agreement”) terminating the Information Technology Services Agreement (the “Services Agreement”) between UICI and us. We have accounted for the transaction as a disposition of a line of business. We have previously reported the activities under the Services Agreement as our outsourcing operating segment. Under the terms of the Termination Agreement, UICI made a one-time cash payment to us in the amount of $6.5 million and tendered 500,000 shares of Healthaxis common stock back to us. Approximately 165 Healthaxis employees that were previously dedicated to providing services to UICI have been transferred to and are now employed by UICI. Approximately 13 previously dedicated employees have been terminated by us and did not transfer over to UICI in the transaction. As a result, all expenses directly associated with the transferred or terminated employees will no longer be incurred by us. Under the terms of the Services Agreement, we were entitled to receive revenues from UICI equaling the sum of the costs allocable under the Services Agreement plus ten percent of such costs. See “—Risk Factors—Business Related Risks.”

     We requested the early termination of the Services Agreement for the following reasons:

•	Our business strategy is focused on benefit administrator solutions, web connectivity capabilities and imaging and data capture services, and not on information technology outsourcing services. The Services Agreement was an information technology outsourcing arrangement and required significant management attention. The time required of management to administer the contract distracted time from the effective administration of our long-term business strategy.

•	UICI had previously publicly stated that it did not intend to renew the Services Agreement when it expires in December 2005 and that UICI expected that payments to us under the Services Agreement were likely to decline over the remaining term of the agreement. Our revenues derived from the Services Agreement had already declined from $21.4 million in 2000 to $20.7 million in 2001.

•	Terminating the Services Agreement removed the future uncertainty associated with the levels of revenues and earnings to be derived from the Services Agreement, which were in decline. The Termination Agreement provided for the payment of $6.5 million in cash immediately. We estimated that the financial benefit to be received under the Termination Agreement was equal to or greater than the amount we could have reasonably expected to have received from continuation of the Services Agreement and was therefore attractive.

     Historically, in addition to the Services Agreement, we have provided other services to UICI. These services included the provision of benefit administrator services to UICIA, a UICI subsidiary that is a third party administrator, and the provision of imaging and data capture services to UICIA and other UICI subsidiaries. In addition, upon request by UICI, we have provided software licenses for web enabling products and have provided systems integration services. In 2001, UICI accounted for 68% of our total revenues (including revenues from discontinued operations for such period). The termination of the Services Agreement on January 1, 2001 would have had the effect of reducing our revenue for 2001 by $20.7 million, or 47%. In addition, our cash flows from operations would have declined significantly. We expect that the termination of the Services Agreement will negatively impact our revenues, results of operations and cash flows from operations in 2002 and in future periods.

     In January 2002, UICI sold its third party administrator business (UICIA) to American Administrative Group, Inc. (AAG), an unrelated party. We continue to provide services to AAG and are in contract negotiations with AAG to execute a definitive agreement. As a result of this sale transaction, however, the only continuing services that we provide to UICI are in the area of imaging and data capture. All such services are provided in accordance with contracts negotiated with substantially the same terms and conditions as are typically afforded other clients. We believe that the revenue from these services will not be significant. In light of UICI’s substantial ownership of our common stock, any further agreements between UICI and us would be subject to the approval of the related party transactions committee of our board of directors.

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

     Healthaxis believes that a significant amount of money is wasted each year through redundant procedures and excessive administrative costs. As the overall healthcare industry has increased in size and complexity, the burden of gathering, processing, and managing health insurance claims has led to significant administrative bureaucracies, inefficiencies, and high costs. This burden has placed increasing strains on the profitability of the overall industry, as pricing pressures and other competitive factors have compressed margins. Management believes that the health insurance industry lags behind other transaction-intensive industries, such as the airline and banking industries, in its use of information technology. This failure to effectively utilize currently available technology is reflected in the higher transaction processing costs incurred within the health insurance industry.

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

Business Strategy

     Healthaxis’ goal is to provide its clients with market leading, innovative and configurable web-based connectivity and applications solutions for health benefit distribution and administration. To achieve this goal, key elements of the Company’s strategy are as follows:

     Maintain Industry Focus: A key component of Healthaxis’ market appeal is its industry focus. By concentrating efforts within the payer-side of healthcare administration, the Company brings a depth of industry knowledge that it believes few of its direct competitors can match. The Company has been providing payer-side software solutions to the market for more than 20 years and its current staff has over 1,200 years of combined industry experience. Both its products and its services reflect its extensive base of industry knowledge and experience.

     Strive to Provide Technology Leadership: Healthaxis strives to provide leadership in information technology for the healthcare insurance industry. The Company will continue utilizing a dedicated staff of internal technology professionals to support its operating units and clients through continuing research, development, evaluation, and implementation of new technologies. The Company has budgeted for significant investment in technology features and functionality to continually align its offerings with the market’s needs. The Company also partners with other enterprises offering quality technology and systems capabilities.

     Expand Sales Capabilities: A Vice President of Business Development was hired in 2001 to develop and lead the sales and marketing function against the payer markets. The sales team needed to significantly grow revenues has been assembled with a focus on sales personnel with specific industry knowledge, reputation and relationships to effectively take advantage of the Company’s opportunities within each business segment.

     Capitalize on Cross Selling Opportunities: New client sales are generally the result of filling a specific need of a prospect with a particular product or service. Once that product or service is implemented and the relationship established, the Company seeks to identify additional cross-sell opportunities where it can demonstrate added value to the client. Most of the Company’s clients have the potential for one or more cross-sell opportunities.

     Leverage Strategic Partnerships: Healthaxis has developed strategic relationships in an effort to strengthen its capabilities in the areas of Business Development, Technology and Delivery / Implementation. The Company intends to leverage these relationships to expand its client base and enhance its products and services. In some cases, a party with whom we have developed a strategic alliance may also be a key third party vendor on which we rely. See “– Risk Factors – Our reliance on third party vendors could place us at risk for increased expenses, failure to perform and /or lost clients.” The Company’s strategic relationships include:

	Business		Delivery /
Partner	Development	Technology	Implementation

Satyam	X		X
Digital Insurance	X
R.E. Nolan	X		X
Microsoft	X	X
IBM		X
Advanced Business Fulfillment	X		X
NaviMedix	X	X	X

Strategic Business Units

     In May 2001, the Company implemented a restructuring plan which, among other things, created separate business units, each with separate operating accountability. Each business unit sells its products and services to various types of healthcare payers, which include insurance companies (carriers), Blue Cross/Blue Shield plans, third party administrators and large employers. The solutions related to administration and distribution of health insurance plans are also offered through brokers and intermediaries. The following chart illustrates the solutions and markets by business unit.

Solution / Market Matrix

Private
	Carriers &	Third	Brokers and
	Blue Cross/	Party	Inter-
Solution	Blue Shield	Administrators	mediaries	Employers

Application Solutions Group
Insur-Admin		X		X
Insur-Claims		X		X

Web Technology Group
Web Self- Service Applications
• Employee module	X	X
• Employer module	X	X
• Broker module	X	X
• Provider module	X	X

Online Enrollment Applications
• Large group	X	X	X	X
• Small group	X	X	X	X

Retail Distribution Application	X		X

eHealthTalk — HIPAA	X	X

Imaging Services Group	X	X

Application Solutions Group

     This unit provides web-enabled systems for enrollment, administration and processing of health insurance claims (e.g., medical, dental, defined contribution, vision, disability and flexible spending accounts) on an application service provider basis. Its target markets are third party administrators and self-funded employers. This group utilizes a technology platform built around IBM based hardware and software. The software and processing capabilities are hosted on Healthaxis’ site with clients’ processing centers connected through a dedicated data-line network.

     The Application Solutions Group analysts come from within the industry and have extensive knowledge of the environments that use the Company’s solutions. This enables the Company to understand business issues and provide technology solutions that assist in solving those issues. This same knowledge gives the Company the ability to understand support issues and assist in providing resolution in an efficient manner based on the needs of the individual client.

     The primary competitors for the Application Solutions Group include TriZetto (RIMS), Computer Sciences Corporation (TXEN), Eldorado, SPBA, LuminX and Genelco. The Company believes that its products and services described below compare favorably with those of its competitors in both functionality and breadth.

     Insur-Admin. Insur-Admin is a comprehensive benefits administration system that features enrollment, group and individual billing, and premium collection and reconciliation. Insur-Admin accommodates both interactive and batch enrollment for a wide spectrum of coverages. It allows organizations to track divisions, subdivisions, locations, health classifications, and work groups. Insur-Admin interfaces with a plastic identification card production system, thereby reducing the time required to produce identification cards. Insur-Admin manages all aspects of the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), including calculating and collecting COBRA premiums, tracking qualifying events, and issuing rights and qualification letters and billing coupon books. The system performs activities compliant under the Health Insurance Portability and Accountability Act (“HIPAA”), including capturing prior coverage credit days and issuing HIPAA certificates upon termination of coverage. Insur-Admin also manages medical and dependent care flexible savings accounts. Insur-Admin is web-enabled with access being provided to employers, employees and providers for eligibility status and claims inquiry and to employers and employees for eligibility, life event changes and terminations. Insur-Admin can be implemented on a stand-alone basis or can be integrated with Healthaxis’ claim payment system, Insur-Claims.

     Insur-Claims. Insur-Claims is a comprehensive paperless claim processing system for health, dental, vision, short-term disability, executive reimbursement, and medical and dependent care flexible spending accounts. A rules-based approach, which includes un-bundling and re-bundling edits, allows Insur-Claims to be fully customized and allows the system to handle complex benefit structures and provider reimbursement arrangements. Through user-defined rules and batch processing, Insur-Claims can achieve auto-adjudication rates of up to 50% for medical claims and up to 90% for dental claims. The system has extensive preferred provider organization capabilities and can perform preferred provider organization re-pricing functions. Insur-Claims facilitates utilization management, including pre-certifications, referrals and authorizations. Insur-Claims accepts electronic data interchange or “EDI” transactions and automated adjudication of those transactions. Insur-Claims is web-enabled and can provide claim status inquiry, including access to processed “explanations of benefits” for the employee. Insur-Claims is based on a paperless workflow, which begins with the imaging of all documents. These document images are tied to patients and claims and provide fast and efficient client service resolution.

     Client output from utilizing the licensed software described above is typically printed documents, such as benefit checks, letters or “explanations of benefits.” The client may elect to print, handle and mail such documents. However, in most cases, these tasks are performed by Healthaxis as an additional billable service.

Web Technology Group

     This group provides web-enabled platforms and solutions for the enrollment, sale / distribution and post-sale administration of group and individual insurance policies, including health, life and dental insurance, as well as software solutions for enabling compliance with HIPAA. Its target markets are health insurance carriers and Blue Cross plans, third party administrators, broker/intermediaries and large employers. A primary focus of the group is bringing Web-based connectivity to legacy systems in a “bolt-on” fashion. We believe that healthcare payers do not want to replace legacy systems and are seeking outsourced, e-business connectivity solutions. Due to the nature of the offerings and to the inherent differences in the back-end processing systems being served, solutions provided by the Web Technology Group are configurable and allow for a high degree of customization. The group utilizes a technology platform built around Extensible Markup Language (XML), Extensible Stylesheet Language (XSL) and Microsoft Biz-Talk. Solutions may be hosted by Healthaxis or by the client. The group recently redirected development resources towards tactical products and solutions in the Web Technology Group in order to meet the market’s connectivity demands.

     The primary competitors for the Web Technology Group include TriZetto (Healthweb), QCSI, Verilet, de Novis, HealthTrio, Connecture, and eBenX. The products and services provided by the Web Technology Group are:

     Web Self-Service Applications. This solution allows plan members, employees, employers, brokers and providers to have direct access to plan documents and personalized benefits information via a secure online personal space. Through secured inquiry, members and employees have access to their coverage summary, eligibility and claims status, explanations of benefits, provider directories, plan change forms, and the ability to track their deductible and flexible spending accounts. The system provides members with secure communications directly to their plan’s customer service center via e-mail. Web Self Service provides employer groups with the same functionality that is provided to their employees, such as eligibility and claims status inquiry, plan documents and directories, plan change forms, and more. In addition, employers can view eligibility and claim experience reports via the Internet or download data to spreadsheets for further analysis, thereby eliminating a significant portion of printing and postage costs.

     Online Enrollment Applications. This solution is an Internet and interactive voice response based enrollment and eligibility system that provides employees with the ability to enroll themselves in their employer’s pre-determined health plans and, when necessary, to administer their own eligibility and life event changes. It supports an unlimited number of benefit plans, including health, dental, life, vision, accident and disability, as well as medical and dependent care flexible spending accounts. Using employee-specific demographic information, the solution automatically computes coverage levels and pre- and post-tax deductions.

     Retail Distribution Application. Healthaxis’ dynamic Retail Distribution Application for direct sales of both individual and small group products is supported by a product rating and comparison engine. Retail Distribution provides online discovery, quoting, plan comparisons, and electronic application submission directly to underwriting. Fulfillment material can then be accessed via the Internet. The system’s visual interface is adaptable to the client’s unique “look & feel” and can be co-branded to support strategic partnerships.

     eHealthTalk-HIPAA. Healthaxis’ web-enabling technology provides an Internet gateway for Healthaxis’ other proprietary business applications, as well as clients’ legacy systems. This advanced technology makes it possible for healthcare organizations to securely import and export non-HIPAA-compliant data and convert it into a compliant transactional format when transmitting electronic data across entities. Organizations can save time and money by avoiding the need to reprogram or replace existing systems in order to comply with emerging regulatory standards, while taking advantage of the power of the Internet. In addition to password protection, this solution employs firewalls, logging tools, encryption technology, and virus detection software packages that are designed to prevent unauthorized access. eHealthTalk-HIPAA utilizes Microsoft’s BizTalk Server 2000 Accelerator for HIPAA to either translate non-compliant transactions into certified HIPAA-compliant formats or translate incoming HIPAA-compliant transactions into proprietary legacy formats. This approach permits legacy systems to send and receive HIPAA-compliant transactions while eliminating the need for costly legacy system enhancements, re-coding, or replacement.

Imaging Services Group

     This group performs imaging or data capture outsourcing services to convert paper transactions in the form of healthcare claims into electronic transactions. The resulting data is downloaded to the client’s internal claims adjudication database or, for those clients utilizing Healthaxis’ claim processing solutions, to Healthaxis’ data center for adjudication and payment. As a complement to its imaging services, the Imaging Services Group also provides mailroom services whereby it receives and sorts incoming healthcare claim forms prior to imaging. Its target markets are health insurance carriers, Blue Cross plans and third party administrators. Its primary competitors are Affiliated Computer Services, Dakota and GTESS.

     The Imaging Services Group utilizes a combination of advanced technology, including optical character recognition (OCR), using underlying platforms from Captiva, Cognitronics and Insur-Image (Healthaxis’ proprietary data capture software). The group operates in favorable labor markets in the rural U.S. and Jamaica to efficiently capture and convert large volumes of claims. The Imaging Services Group offers this service to its clients on a per-claim or per-image basis. This service complements all other Healthaxis products and services. In addition, it provides a good entry point with new carrier clients as it usually provides immediate cost savings to the client.

Sales and Marketing

     The Company has developed relationships within the healthcare insurance industry as a result of its delivery of effective solutions to health insurance benefit and distribution clients for 20 years. The Company employs a technically-oriented sales support staff, who are familiar with the Company’s technology and who participate in opportunities to sell the Company’s technology-based solutions. Sales leads are generated through a variety of means designed to identify the most promising prospects. Once a prospect is identified, the Company makes a site visit to qualify the prospect and determine their specific needs. Once specific needs are identified, live demonstrations of the Company’s solutions are scheduled. The team also responds to formal proposals in situations where the prospect is bidding the work with multiple vendors.

     The Company derives a portion of its business through client referrals. In addition, it markets its services through a variety of media, including:

•	Web site

•	Direct mail

•	User conferences conducted exclusively for the Company’s clients

•	Participation in industry conferences and trade shows

•	Publication of “white papers” related to specific aspects of the Company’s services

•	Informational listings in trade journals

     The Company has assembled a sales team with personnel having specific industry knowledge, reputation and relationships to effectively take advantage of the Company’s opportunities within each business segment.

Competition

     Healthaxis believes it has an advantage over its competitors by offering a broader eBusiness solution to the health insurance payer and distribution markets, combined in one business operating system based on Extensible Markup Language (XML) and Microsoft BizTalk functionality. Additionally, Healthaxis’ focus and expertise within the payer-side of the healthcare industry is an advantage when competing against companies who service multiple industries or multiple facets of the healthcare industry.

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

Healthaxis’ major competitors by business unit are as follows:

•	Application Solutions Group — TriZetto (RIMS), Computer Science Corporation (TXEN), Eldorado, SPBA, LuminX and Genelco.

•	Web Technology Group — TriZetto (Healthweb), QCSI, Verilet, de Novis, HealthTrio, Connecture, and eBenX.

•	Imaging Services Group — Affiliated Computer Services, Dakota and GTESS

Technology Development

     Healthaxis has an internal technology development department designed to support its operating units and clients through continuing research, development, evaluation and implementation of new technologies. Healthaxis uses a team approach throughout the development phase of new products and product enhancements, which includes the active participation of Healthaxis’ business units in the early stages of development. This early involvement is essential to the development and successful implementation of effective technology solutions meeting the markets’ needs.

     In addition to project-specific tasks, Healthaxis’ technology department continues to enhance Healthaxis’ proprietary applications and to develop and test new solutions, including the testing and analysis of applications not yet available in the market. Healthaxis’ advanced technology department is involved in research and development in seven core technology areas: web services, workflow, transaction processing, database services, indexing services, communication and connectivity.

Intellectual Property and Technology

     Patent, Trademark, and Copyright Protection. Healthaxis’ ability to compete is dependent to a significant degree upon its proprietary systems, technology, and intellectual property. Healthaxis relies upon a combination of trademark, copyright, confidentiality agreements and trade secret laws, as well as other measures to protect its proprietary rights. Healthaxis does not have any patents or patent applications and currently does not plan to file any patent applications. Healthaxis has applied for, or registered, the following trademarks with the U.S. Patent and Trademark Office: Healthaxis, Healthaxis.com, Insur-Voice, Insur-Image, Insur-Enroll, Insur-Admin, Insur-Claims, Insur-Dental, Insur-Report and Insur-PPO. Healthaxis has decided not to file applications for these marks in foreign countries at this time. Healthaxis’ sales materials, content, and software are protected by copyright. The source code and design of Healthaxis’ software are protected through applicable trade secret law.

     Healthaxis also uses confidentiality agreements with its employees to further protect its source codes and software.

     Internet Technology. Healthaxis’ web services are based upon a distributed computing environment consisting of over 50 Compaq servers utilizing Microsoft 2000 operating systems. The network is built on various other Microsoft applications for serving-up internet information, applying certain business logic and storing information in relational data bases. Additional software for performing workflow, print and PDF technology is obtained from Jetform. All transactions between Healthaxis and the client or end-user are secured and encrypted where applicable.

     The above hardware and infrastructure reside in an IBM data center. IBM provides fully redundant routing and switching hardware delivered to Healthaxis on redundant (dual) internet connections utilizing three internet services providers.

     Data Center Core Processing Environment. Healthaxis has connectivity to several customers via dedicated data lines. The main data center utilizes 2,000 square feet in a North Richland Hills, Texas facility. This facility has an un-interruptable power supply system containing both diesel and battery power. The Company is presently relocating to a similar, fully redundant, IBM data center in Dallas, Texas. The facility houses the following processing equipment and systems:

•	16 IBM RS6000 processors running on UNIX / AIX operating systems

•	50+ Compaq servers running on Windows 2000 operating systems

     A 500 square foot secondary facility is maintained at Healthaxis’ corporate office location in Irving, Texas. This location serves as the primary recovery facility and has an un-interruptable power system with both diesel and battery backup. It has multiple network connections to both external service providers and to the North Richland Hills facility as well as to the new IBM data center. Off-sight disaster recovery is through Sunguard. All critical data is backed up and stored at an offsite facility in the Dallas area.

     Privacy/Security Issues. Healthaxis believes a significant barrier to the popularity or acceptance of online insurance sales and communications is the secure transmission of confidential information over public networks. Healthaxis retains confidential client and patient claim information at its data center. Computer viruses, break-ins, or other security breaches, could lead to misappropriation of personal or proprietary information. These security breaches can also cause interruptions, delays, or cessation in service to Healthaxis’ clients. Healthaxis relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as names, addresses, social security numbers, consumer credit card numbers, and claims information. Healthaxis carries general liability insurance (including errors and omissions coverage), although Healthaxis’ insurance may not be adequate to cover all costs that could be incurred in the defense of potential claims.

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

     HIPAA. Pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Department of Health and Human Services has issued a series of extensive regulations setting forth security, privacy and electronic transaction standards for all health plans, healthcare providers and clearinghouses to follow with respect to identifiable health information. HIPAA legislation and rule-making is expected to have a significant impact on applications solutions and technology companies servicing the healthcare industry. HIPAA seeks to advance the improvement and efficiency of administrative and financial issues affecting the health care industry by standardizing the electronic exchange of administrative and financial data and additionally mandating the protection, security, and privacy of transmitted and stored patient information. Healthaxis is affected by HIPAA as a business associate of various clients who are covered entities under HIPAA. As a business associate, Healthaxis will be contractually obligated to ensure the protection and privacy of protected health information, which it transmits and stores. HIPAA compliance on the electronic transaction and code set standards will be required by October 2002 unless a covered entity submits a request for a one-year extension and a plan for compliance is submitted. HIPAA compliance on the privacy standards must be achieved by April 2003.

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

Employees

     As of December 31, 2001, the Company had 570 employees, including 350 full-time professional employees and 220 data capture employees. None of Healthaxis’ employees is represented by a labor union or collective bargaining agreement. The Company considers its employee relations to be good.

     Healthaxis’ future success depends on its ability to identify, attract, hire, train, retain, and motivate highly skilled technical, managerial, marketing and consumer service personnel. Competition for technically skilled personnel is dependent upon market conditions. The Company will continue its efforts to attract, integrate, and retain sufficiently qualified personnel, including software developers and other technical experts.

Relationship with UICI

     On January 7, 2000, Healthaxis merged with Insurdata Incorporated (“Insurdata”), a provider of Internet based software applications and services for insurance payers. Insurdata was a wholly owned subsidiary of UICI (NYSE:UCI). UICI is currently the largest single shareholder of Healthaxis, beneficially owning approximately 46% of the outstanding stock of Healthaxis as of March 8, 2002. Healthaxis provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements.

     UICI, headquartered in Dallas, offers insurance (primarily health and life) and selected financial services to niche consumer and institutional markets. UICI’s insurance subsidiaries provide health insurance and related insurance products. These products are distributed primarily through the Company’s dedicated agency field forces, UGA-Association Field Services and Cornerstone Marketing of America. Through its Student Insurance Division, UICI provides tailored health insurance programs for students enrolled in universities, colleges and kindergarten through grade twelve. UICI provides financial services and products for college undergraduates and graduate students, including providing federally-guaranteed student loans, through Academic Management Services Corp. and UICI manages blocks of life insurance and life insurance products to select markets through one of its divisions.

     In addition to being Healthaxis’ largest shareholder, UICI and its subsidiaries constituted, in the aggregate, Healthaxis’ largest client for the year ended December 31, 2001. UICI and its subsidiaries accounted for an aggregate of $29.7 million of revenues, or 68% of Healthaxis’ revenues (including revenues from discontinued operations for such period). However, on June 17, 2002 we consummated an agreement with UICI terminating our Information Technology Services Agreement (the “Services Agreement”) with UICI. All revenues and expenses related to the Services Agreement are now reflected in a net gain from discontinued operations. See “Item 13. Certain Relationships and Related Transactions” in our Form 10-K for the year ended December 31, 2001 for a complete description of the agreements entered into between Healthaxis and UICI or its subsidiaries that were in effect during 2001. The descriptions of the currently effective agreements involving UICI that are set forth below are summaries and are qualified in their entirety by reference to the definitive agreements.

     UICI Information Technology Services Agreement. Prior to its termination on June 17, 2002 UICI and its affiliates and Healthaxis were parties to a technology outsourcing agreement (the Services Agreement), the terms of which were negotiated between Insurdata and UICI concurrent with the Healthaxis.com Inc. acquisition of Insurdata in January 2000. The termination of the Services Agreement substantially reduced our business relationship with UICI, as is further described above under “—Recent Developments.” Pursuant to the terms of the Services Agreement, Healthaxis provided UICI and its affiliates with technology support services including system integration services, application systems management, data center services, telephony services and PC/LAN services for an initial term of five years, commencing in January 2000. At UICI’s option, the parties were required to negotiate, in good faith, a three year renewal term prior to the expiration of the agreement. If they were unable to agree on renewal prices, terms and conditions, the agreement would have expired at the end of its initial term. The agreement was terminable without cause by UICI, or the Company, at any time upon not less than 180 days notice to the other party. The agreement contained no minimum or maximum commitments on behalf of UICI and its affiliates, and UICI and its affiliates were free to obtain the services provided by Healthaxis from an unrelated third party during the term of the agreement. Revenue recognized under this agreement declined to $20.7 million in 2001 from $21.4 million in 2000. UICI advised Healthaxis that it intended to seek to further reduce its dependence on Healthaxis for services under the Services Agreement due to UICI’s strategic objective of regaining control of, and managing, its own information technology staff. UICI also indicated that it expected that its payments to Healthaxis under the agreement in 2002 would be less than its payments in 2001, and would likely decline each year thereafter through the expiration of the agreement in December 2005. UICI indicated that it did not intend to renew the agreement.

     Generally, the services provided under the agreement were required to be billed at Healthaxis’ cost plus ten percent. The agreement also required that if Healthaxis charged an unaffiliated third party a rate that was lower than it charged UICI and its affiliates for similar services, UICI and its affiliates would be entitled to receive the lower rate. At the expiration or termination of the agreement, UICI had the right to hire certain employees of Healthaxis or its affiliates who had spent greater than eighty percent of their time providing services to UICI and its affiliates during the six months preceding the expiration or termination of the agreement. In addition, at the expiration or termination of the agreement, Healthaxis was obligated to provide and receive payment for up to six months of transition assistance services. The parties also agreed to indemnify and hold one another harmless against certain enumerated losses and claims.

     UICI Administrators, Inc. Healthaxis also provides certain data capture and business applications to UICI Administrators, Inc., which was previously a former UICI subsidiary that provides administrative services, pursuant to a written service license agreement. The agreement with UICI Administrators is for a three-year term that expired in December 2001, with automatic annual renewal provisions thereafter, subject to prior notice of non-renewal. For the year ended December 31, 2001, UICI Administrators accounted for $5.0 million of revenues under this agreement, which is 11.3% of Healthaxis’ total revenues (including revenues from discontinued operations for such period). The amounts paid by UICI Administrators are included in the UICI and subsidiaries numbers above. Services under this agreement are provided by the Application Solutions Group and the Imaging Services Group.

     On January 17, 2002, UICI sold UICI Administrators, Inc. to American Administrative Group, Inc. (“AAG”), a party unrelated to either UICI or Healthaxis. Healthaxis and AAG are currently operating under a temporary arrangement whereby services continue to be provided under the same terms as the expired agreement with UICI Administrators, Inc. Healthaxis and AAG are negotiating a definitive agreement, which is expected to be completed by the end of 2002. However, there can be no assurances that such an agreement will be reached.

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

     Warrants, Convertible Debentures and Preferred Stock. UICI previously held approximately $1.7 million of the Company’s 2 % convertible debentures, which were convertible into 185,185 shares of Healthaxis’ Common Stock at a conversion price of $9.00 per share. These convertible debentures were exchanged for 1,424 shares of Preferred Stock and $242,425 cash on July 31, 2002. See “—Recent Developments.” UICI continues to also hold 222,396 warrants for the purchase of Healthaxis’ Common Stock at exercise prices ranging from $3.01 to $12.00 per share.

     Proxy Agreement. In connection with the termination of a merger related shareholders’ agreement in November 2001, UICI and Healthaxis entered into a Proxy Agreement that provides for UICI’s grant of a proxy to the Healthaxis Board of Directors to vote 33.3% of the number of Healthaxis shares held of record from time to time by UICI or its affiliates for the sole purpose of electing directors to the Board of Directors of Healthaxis. The voting rights granted by UICI under the Proxy Agreement require that the votes be cast in favor of the nominees that a majority of the Healthaxis directors shall have recommended stand for election. The Proxy does not confer any other voting rights. No UICI directors or personnel are currently Healthaxis directors. It is not expected that any UICI directors or personnel will stand for election at Healthaxis’ 2002 Annual Meeting of Stockholders.

     Nature of Some Agreements. As a result of UICI’s control of Insurdata prior to Healthaxis’ merger with Insurdata, none of the terms of the contracts entered into between Insurdata and UICI, which were assumed by Healthaxis, resulted from arms-length negotiations.

Risk Factors

     Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all the other information contained and incorporated by reference in this prospectus before investing in our common stock. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Business Related Risks

Because we have a history of operating losses, it is difficult to evaluate our future prospects and to know when, if ever, we will become profitable.

     As of December 31, 2001, we had an accumulated deficit of approximately $416 million, including charges related to our May 2001 restructuring of $279.6 million. The largest of these charges, a $277.2 million goodwill impairment charge, was due to our belief that previous growth expectations could not be met for several reasons, including: (1) a change in our strategic focus; (2) a lack of readily available investment capital to fund previously anticipated growth; (3) the fragmented and volatile nature of the sector in which we operate, and the degradation in value of similar types of companies; and (4) our belief that spending by health insurance companies would decline as a result of the economic slowdown in 2001.

     Our recent history of operating losses in our core business, and our limited operating history as a web-enabling software development company makes it difficult to evaluate our future prospects and to know when, if ever, we will become profitable. Furthermore, you should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven, competitive and rapidly evolving markets. While our restructuring plan implemented in May 2001 brought costs more in line with our revenue base, there can be no assurances that our cash resources will prove adequate or that we will ever become profitable. These uncertainties negatively affect our business prospects and our stock price.

We and UICI mutually decided to terminate the Information Technology Services Agreement, resulting in the loss of substantially all of the business of our largest customer for 2001. The loss of this business will negatively affect our results of operations and financial condition in the near term, and it is unlikely that we will soon be able to replace this business.

     For the year ended December 31, 2001, UICI and its subsidiaries accounted for an aggregate of approximately $29.7 million, or 68% of our total revenues (including revenues from discontinued operations for such period). On June 11, 2002, we announced our agreement with UICI to an early termination of the Information Technology Services Agreement (“Services Agreement”), which in 2001 accounted for $20.7 million of our revenues. Any revenue that we derive from UICI in the future is not expected to be as significant as in the past. This termination will adversely affect our near term revenues, and also our results of operations and financial condition. One reason our results of operations will be negatively affected is because we are unable to reduce some general and administrative and other expenses, a portion of which were allocable to the UICI business relationship, and against which we were previously able to earn a profit from UICI. We hope to be able to generate new sources of revenue to replace our business with UICI, but it is unlikely that we will be able to do so in the near term.

A small number of clients account for a substantial portion of our business, and the loss of any one of them could have an adverse impact on our business and financial condition.

     As a result of the termination of the UICI Services Agreement, the business of our remaining clients now represents a more significant component of our continuing operations. For the nine-month period ended September 30, 2002, excluding the business generated from UICI under the Services Agreement, our four largest customers (UICI, American Administrative Group, Inc., Healthscope Benefits and NCAS/Carefirst) accounted for 59% of revenues from continuing operations. Further, one of these clients, American Administrative Group, Inc. (AAG), is currently operating under a temporary arrangement while we and AAG continue to negotiate a definitive agreement. While we expect that a definitive agreement will be executed by the end of 2002, there can be no assurance that a definitive agreement will be reached with AAG. We are dependent to a significant degree on our ability to maintain our existing relationships with our clients. There can be no assurance that we will be successful in maintaining our existing client relationships, or that we will be successful in securing new clients.

Many of our client contracts contain a fixed-price component, and because we sometimes incur costs in excess of our projections, we could experience decreased operating margins or increased operating losses.

     Many of our client contracts contain a fixed-price component, and some of these contracts are long-term. Our client contracts typically involve a lengthy implementation period, which makes it more difficult to accurately estimate the costs that we will incur to complete the contract. We sometimes incur costs in excess of our projections and as a result experience lower margins than expected or may incur losses with respect to the project. The nature of our fixed-price arrangements can result in decreased operating margins or increased operating losses, and could materially and adversely effect our business, financial condition and results of operations. This risk is exacerbated in light of the recent termination of the services that we provided to UICI under the Information Technology Services Agreement, which were performed on a cost plus percentage basis.

If the healthcare industry does not accept our new information technology, or acceptance occurs at a slower pace than anticipated, we may not be able to maintain or increase revenues or generate any net income.

     We believe that the claims and administration segment of the healthcare industry has historically under-invested in information technology. If the conversion from traditional paper methods to electronic information exchange does not continue to occur, or this conversion occurs at levels below those we currently anticipate, we may not sell a sufficient amount of our products and services to maintain or increase revenues and generate any net income. Even if industry participants convert to electronic information exchange, they may not elect to use Healthaxis’ applications and services.

Our competitors may be more successful in attracting customers, which could result in decreased sales, a loss of revenue and a decrease in the value of our common stock.

     We compete with a number of competitors in each of our operating segments. We also compete with the internal information resources and systems of some of our prospective and existing clients. Our competitors could develop or offer solutions superior to those we offer. Some of our current and potential competitors are larger, better capitalized, have greater financial and operating resources and greater market share than we do. These competitors may be able to respond more quickly to changes in customer requirements or preferences. They may also be able to devote greater resources to claims processing services or to the development, promotion and sale of their products.

Errors in our application solutions could detract from the reliability and quality of our information systems, which, in turn, could result in decreased sales, liability for damage claims and a negative impact on our results of operations.

     We devote substantial resources to satisfying the demands of the claims and administration segment of the healthcare industry for a high level of reliability and quality from its information systems. In the course of client acceptance testing, Healthaxis historically has experienced few application solutions errors. However, application solutions may contain undetected errors. These errors may result in loss of data, or a reduction in the ability to process transactions on a timely basis, which could result in the loss of existing business and future business, as well as the loss of, or delay in, market acceptance of Healthaxis’ application solutions. We have attempted to limit contractually, and through insurance coverage, damages arising from negligent acts, errors, mistakes or omissions in our application solutions, or in rendering services. However, these contractual protections could be unenforceable or insufficient to protect us from liability for damages in connection with the successful assertion of one or more large lawsuits.

Our future success significantly depends on the experience of our executive officers and key personnel, and the loss of one or more of them could impair our ability to do business and otherwise negatively impact the price of our common stock.

     Our future success depends, in significant part, upon the continued services of our executive officers and key personnel. The loss of services of one or more of our executive officers or key employees could have a material adverse effect on our business, financial condition and results of operations, and there can be no assurance that we will be able to retain our executive officers or key personnel. We do not have employment agreements with our executive officers or key personnel, although we have entered into change of control agreements with the senior most executive officers. These agreements will operate like an employment agreement in the event of a “change of control” of Healthaxis. Further, if our Chief Executive Officer, James W. McLane, were to cease to serve as such under some circumstances prior to July 31, 2003, then the conversion price at which shares of Preferred Stock could be converted into shares of common stock would be decreased by five percent.

Our reliance on third party vendors could place us at risk for increased expenses, failure to meet our contractual obligations and/or lost clients.

     We rely in part upon third party vendors for the delivery of our products and services to our clients. We have alternatives in each case, but the alternatives would be expensive and time consuming to implement. If any of these vendors ceased providing the product or service on which we rely, our business could also be interrupted until such time as we are able to replace the product or service and integrate it with our own product and service offering. Such interruptions could be in violation of our service level commitments to our customers. The key third party vendors on which we rely include:

•	Advanced Business Fulfillment — which prints and mails the majority of output from our claims system, namely beneficiary checks, explanation of benefits and letters.

•	Gentran — which supplies software that supports our ability to receive and transmit transactions and files electronically.

•	IBM — which provides data center facilities.

•	Ingenix — which provides usual and customary databases that we use for determining the reasonableness of a healthcare provider’s fees, as well as certain clinical logic used in the processing of health insurance claims.

•	Satyam — which supplies custom software development and programming personnel in support of our systems development and integration contracts.

•	WorldCom, Netlojix and AT&T — which provide telecommunication lines and Internet gateways through which we connect to our clients.

If we are unable to protect our proprietary technology, our competitors could use our proprietary technology to compete against us, which could negatively impact our revenues and otherwise result in our engaging in costly litigation.

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

We may be subject to intellectual property infringement claims that could result in costly litigation and additional losses or decreased revenues.

     As competing healthcare information systems increase in complexity and overall capabilities, and the functionality of these systems further overlap, we could be subject to claims that our technology infringes on the proprietary rights of third parties. These claims, even if without merit, could subject us to costly litigation and could command the time and attention of our technical, legal, and management teams to defend. Further, if a court determined that we infringed on the intellectual property rights of a third party, we could be required to:

•	Develop non-infringing technology or tradenames;

•	Obtain a license to the intellectual property;

•	Stop selling the applications or using names that contain the infringing intellectual property;

•	Pay substantial damage awards.

     If we cannot develop non-infringing technology or tradenames, or obtain a license on commercially reasonable terms, any of the above listed potential court-ordered requirements would adversely impact our operations and revenues.

Our failure to meet performance standards described in our service agreements could result in the termination of those agreements, the loss of other business and the imposition of penalties, any of which, in turn, could lead to decreased revenues and larger continuing losses.

     Many of our service agreements contain performance standards. Healthaxis could fail to meet some contractual performance standards related to turnaround times, availability, and quality standards set forth in its service agreements. Our failure to meet these standards could result in the termination of these agreements, as well as financial penalties from current clients and decreased sales to potential clients. These penalties range from less than 1% to a maximum of 50% of the aggregate amount payable under these agreements. If we are unable to maintain performance standards, we may experience decreased sales, decreased revenues, and continued losses.

Our Jamaican operations subject us to additional risks, including problems enforcing legal rights, expropriation, political or social instability, labor difficulties and tropical storms. If we encounter any of these problems in Jamaica, it is possible that our operations would be disrupted, that we would incur higher expenses and that we could fail to meet our contractual obligations owed to customers and other third parties.

     We conduct imaging operations related to the conversion of insurance claims information to electronic form in Jamaica through an indirect subsidiary. For the year ended December 31, 2001, Healthaxis earned 6.2% of its total revenues from its Jamaican operations. There is less government regulation in Jamaica than in the United States, and there may be more difficulty in enforcing Jamaican legal rights. Additionally, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability, labor difficulties, or diplomatic developments that could affect our Jamaican operations and assets. While these factors have not to date had a material adverse impact on our business, if an adverse event occurred, it could materially disrupt our business operations, jeopardizing our ability to meet our contractual obligations and likely leading to higher expenses.

     The proximity of our Jamaican operation to the ocean-front could expose our facility to damage from a tropical storm. While we maintain insurance coverage on the facility, we could experience downtime and could incur additional expenses related to relocation or repair of the facility, should this occur.

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

Because UICI, a significant customer, also controls a substantial portion of our outstanding common stock, if we enter into new contracts with UICI conflicts of interest could arise that could result in contracts that adversely affect our revenues and results of operations.

     UICI owns or controls approximately 46% of HealthAxis’ outstanding common stock as of March 8, 2002. Although we terminated in June 2002 the UICI information technology services agreement, we continue to provide UICI and its affiliates with some services. In light of the potential for the conflicts of interest that would arise if we were to enter into new contracts with UICI, any such contracts would be subject to the approval of our Board of Directors and our Related Party Transactions Committee, the latter of which is comprised solely of independent Board members. While we have no intention of entering into any contract with UICI that is less favorable to us than are the contracts that we enter with unrelated third parties, our Related Party Transactions Committee is specifically charged with ensuring that this does not occur. If we were to enter in contracts with UICI that are less favorable to us than are our contracts with unrelated third parties, our revenues and results of operations could be adversely affected.

Internet and Health Insurance Industry Related Risks

The substantial time required for us to convert a business opportunity into revenue depresses our potential near term growth rate.

     Like other companies in the health information technology industry, it takes us a substantial amount of time to bid for the business of a new client, win the business of a new client, and, finally, convert that business into revenue. These time lags mean that even if we are successful in winning new client business, we may not benefit from the revenues derived from that business for some time. This industry phenomenon may dampen our near term potential growth rates.

If a sufficient number of health insurance payers do not accept the Internet as a medium for health insurance sales and administration, we may be unable to increase revenues and decrease losses.

     If insurance payers do not accept the Internet as a medium for policy sales, claims administration and customer relationship management, we may not be able to increase revenues through sales of our Internet based solutions. The health insurance industry’s traditional paper-based methods are well established, and the industry is generally slow to change.

Our focus on providing web based solutions exposes us to Internet access problems, which could adversely affect some of our software hosting services and negatively impact our operating results.

     Some of our solutions rely on Internet access and are therefore subject to a number of risks, including risks associated with disruptions, delays or losses due to technical difficulties, natural causes or security breaches. These problems may adversely affect the success of some of our software hosting services because our ability to deliver these services to clients is dependent on the use of the Internet as a medium of effective communication. If we were to encounter these problems, we could lose revenues from clients or potential clients and could also incur additional costs, which would negatively impact our operating results.

Changes in the regulation or taxation of the Internet could depress our revenues and increase our operating expenses.

     The Internet is subject to the risk of changing government regulation. A number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. In particular, we could be subject to the governmental adoption of regulations that charge Internet access fees or impose taxes on subscriptions. Laws or regulations may also be adopted relating to liability for information retrieved from or transmitted over the Internet, on line content regulation, user privacy and the quality of products and services. A number of legislative proposals have been made that would impose additional taxes on the sale of goods and services over the Internet. New legal requirements or interpretations applicable to the Internet could depress our revenues through limitations on the use of the Internet for our solutions or prohibitions on the sale of a particular solution, increase our cost of doing business, or otherwise have a material adverse effect on our business.

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

If our software is not in compliance with HIPAA, then we could lose business; and if our internal operations are not HIPAA-compliant, then we may face contractual liability claims.

     Some of the applications solutions we provide to our clients will require modifications in order to achieve or maintain compliance with the Electronic Transactions Sets, Privacy, and Security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”). In addition, some aspects of Healthaxis’ internal operations must become HIPAA compliant. The timing of compliance with HIPAA requirements varies depending upon the applicable rule and effectiveness dates. We believe Healthaxis will be able to meet all the HIPAA requirements currently published for our internal operations and for our clients. If Healthaxis is unable to deliver applications solutions which achieve or maintain compliance with the applicable HIPAA rules, then clients may move business to applications solutions providers whose systems are or will be HIPAA compliant, and as result, our business would suffer. If Healthaxis’ internal operations are not HIPAA-compliant, then we may also face contractual liability to the extent our business associate contracts require compliance. In the event that we lose business to competitors, or are required to pay amounts as a result of contractual liability claims, the market price of our common stock may decline.

The insolvency of our customers, or the inability of our customers to pay for our services, would adversely affect our revenues and, hence, our results of operations.

     Health insurance payer organizations are often required to maintain restricted cash reserves and satisfy strict balance sheet ratios promulgated by state regulatory agencies. In addition, health insurance payer organizations are subject to risks that physician groups or associations within their organizations become subject to costly litigation or become insolvent, which may adversely affect the financial stability of the payer organizations. If insurance payer organizations are unable to pay for our services because of their need to maintain cash reserves or failure to maintain balance sheet ratios or solvency, our ability to collect fees for services rendered would be impaired and our results of operations could be adversely affected.

The consolidation of health insurance payer organizations could decrease the number of our existing and potential customers, which could depress our revenue prospects.

     There has been, and continues to be, acquisition and consolidation activity in the insurance payer organizations industry. Mergers or consolidations of payer organizations in the future could decrease the number of our existing and potential customers. A smaller market for our products and services could depress our revenue prospects.

Changes in government regulation of the healthcare industry could increase our expenses and otherwise adversely affect our clients’ businesses, and which could, in turn, adversely affect our business.

     During the past several years, the healthcare industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and some capital expenditures. In addition, proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may further increase government involvement in healthcare, lower reimbursement rates and otherwise adversely affect the healthcare industry, which could adversely impact our clients’ business which could, in turn, adversely affect our business. The impact of regulatory developments in the healthcare industry is complex and difficult to predict, and our business could be adversely affected by existing or new healthcare regulatory requirements or interpretations.

Investment Related Risks

     As more fully described under “—Recent Developments,” in July 2002 we issued shares of Preferred Stock and paid a cash amount in exchange for all of our 2% convertible debentures. A number of the following “risk factors” related to risks associated with our issuance of the shares of Preferred Stock.

Our Preferred Stock has rights, including economic rights, senior to our common stock, that could have a material adverse effect on the market value of our common stock.

     Our Preferred Stock has economic rights senior to our common stock. For example, the terms of the Preferred Stock provide that if we liquidate Healthaxis, the holders of the Preferred Stock will receive some assets of Healthaxis prior and in preference to our common shareholders. More specifically, in the event of a liquidation, the holders of our Preferred Stock will receive an amount per share equal to the greater of the stated value of the Preferred Stock (currently, $23.5 million) plus all accrued but unpaid dividends, or their pro rata portion of the assets of Healthaxis. In part, this preference means that if we liquidate prior to the conversion of our Preferred Stock and our total assets available for distribution are less than $23.5 million plus all accrued but unpaid dividends, then our common shareholders will receive nothing in the liquidation. This preference for the Preferred Stock may adversely affect the price of our common stock.

The terms of the Preferred Stock include redemption provisions that could be triggered if we fail to comply with some contractual terms. If these redemption provisions were triggered, we could be required to redeem for cash all of the shares of Preferred Stock.

     The terms of the Preferred Stock provide that in some situations the holders of the Preferred Stock can force us to redeem, or buy back, their shares. This redemption may adversely affect us, because we may not have the cash necessary to effect the redemption or because cash that could have been used to make investments in our business will instead be paid to the holders of our Preferred Stock. The situations in which we can be required to redeem shares of Preferred Stock and involve situations where we are found to have made an incorrect representation or warranty, or breached a covenant or agreement, in the Certificate of Designation or other documents executed in connection with the issuance of the Preferred Stock.

The terms of the Preferred Stock include an obligation to pay cumulative dividends, which if paid in cash would deplete our cash resources and if paid in stock would dilute our common shareholders.

     The terms of the Preferred Stock provide that cumulative dividends be paid at the rate of 2% per year, payable semi-annually. In general, we may choose to pay the dividends either in cash or by issuing shares of common stock, although in some circumstances we are required to pay cash dividends. Our obligation to pay dividends is not dependent on our financial performance. If we pay cash dividends, our cash resources will be depleted, while if we pay stock dividends, our common shareholders will experience dilution.

The terms of the Preferred Stock provide for the conversion of shares of Preferred Stock into common stock, and any adjustment in the initial conversion price would result in additional shares of common stock being issuable in the event of a conversion, which would dilute and could adversely affect the price of our common stock.

     The convertibility of the Preferred Stock into shares of our common stock, and the possibility that the conversion price could be adjusted downward in some limited situations, has a dilutionary impact on our common stock and could adversely affect the price of our common stock. The holders of the Preferred Stock may elect to convert their shares into shares of common stock at any time, and under some limited circumstances involving a substantial increase in the market price of our common stock, we have the right to require the conversion of all of the shares of Preferred Stock. The initial conversion price for the Preferred Stock is $2.625 per share, although this conversion price is subject to adjustments in some limited situations. For example, if under some circumstances, we issue options or sell stock or stock equivalents at a price per share that is below the then-applicable conversion price of the Preferred Stock, then the conversion price of the Preferred Stock would be adjusted downward, with the result that the number of shares of common stock issuable for each share of Preferred Stock would increase. In addition, the conversion price of the Preferred Stock would be adjusted downward in the event that we declare or pay a dividend or distribution on our shares of common stock, whether in shares of common stock or in other property, or if we effect a stock split, or if James W. McLane, our chief executive officer, resigns or is terminated without cause on or before July 31, 2003, or if we fail to timely pay specified cash amounts due to the holders of our shares of Preferred Stock in the event the registration statement relating to the resale of the shares of our common stock underlying the Preferred Stock is not initially declared effective by the SEC on or before July 31, 2003.

In order for us to take some actions, we are required to obtain the approval of the holders of Preferred Stock. In the event such approval is not obtained, we could not take the specified action, even if it was in our best interest and that of our common shareholders.

     Except as otherwise provided by applicable law, the holders of the Preferred Stock do not have the right to vote together with the holders of common stock. The holders of Preferred Stock do, however, have the right to vote separately as a class in a number of circumstances specified in the Certificate of Designation where we propose to take some actions, including:

•	Changing our charter, bylaws or the Certificate of Designation in ways that would adversely affect the rights of the holders of the Preferred Stock;

•	In some cases, increasing or decreasing the total number of authorized shares of our common stock or Preferred Stock;

•	Effecting a reverse stock split of our common stock, declaring or paying any dividends on shares of our common stock, or otherwise redeeming or repurchasing any shares of our common stock in most circumstances;

•	Entering into any agreement or arrangement with any of our officers, directors or some other affiliates, except under limited circumstances;

•	Issuing any securities having a preference over, or being on parity with, the Preferred Stock;

•	Liquidating, dissolving or winding-up our business or that of any of our subsidiaries;

•	Entering any transaction to sell or otherwise dispose of all or substantially of our assets, or entering into some reorganizations, mergers, consolidations or similar transactions, or reclassifications, recapitalizations or other changes to our capital stock;

•	Selling or otherwise disposing of any material portion of our assets, except under limited circumstances;

•	Incurring indebtedness or otherwise becoming liable with respect to debts over a specified level, or otherwise pledging any shares of our capital stock other than in the ordinary course of business;

•	Entering into a new or different line of business, outside of the provision of technology services or software applications; and

•	Engaging in any transaction involving the sale of securities that would result in an adjustment in the conversion price of the Preferred Stock below a specified level.

In addition to obtaining the approval of the holders of the Preferred Stock with respect to a proposed sale or other disposition of Healthaxis or of all or substantially all of its assets, we also are required to notify the holders of Preferred Stock in advance of our entry into any related letter of intent or similar written instrument. In deliberating and taking action to approve or disapprove such a transaction, the holders of Preferred Stock are required to exercise good faith. However, the right of the holders of Preferred Stock to vote against, and thereby block, a sale transaction involving Healthaxis could make Healthaxis less attractive to a third party and could prevent our common shareholders from realizing a premium over the then-prevailing market price for their shares in the event a sale transaction is proposed.

The sale of shares of our common stock in the public market, or the possibility of these sales, could lower our stock price.

     A substantial number of shares of our common stock will become eligible for sale in the public market upon the effectiveness of the registration statement relating to the resale of the shares of our common stock underlying the Preferred Stock. We are required to keep such registration statement effective for up to two years from the date of effectiveness of such registration statement and, if under some circumstances the shares of common stock offered thereby cannot be sold under such registration statement, then we are required to pay to the holders of Preferred Stock a registration delay payment penalty. In addition to the stock registration obligations that we owe to the holders of Preferred Stock, we also owe registration obligations to other securityholders. Sales of substantial amounts of our shares of common stock in the public market, or the possibility of these sales, may adversely affect our stock price.

Because UICI owns a substantial portion of our common stock, it could take actions that would adversely affect our other shareholders.

     UICI owns or controls approximately 46% of Healthaxis’ outstanding common stock as of March 8, 2002. In the event UICI did not favor a proposed change of control of Healthaxis, this concentration of ownership could have the effect of delaying or preventing a change in control of Healthaxis and could eliminate the opportunity for our shareholders to realize a premium over the then-prevailing market price for their shares. In this regard, it should also be noted that a change of control transaction to which we are a party would also require the approval of the holders of Preferred Stock, and several members of Healthaxis’ management have entered into agreements that provide that they will, under some circumstances, be entitled to severance payments in the event of a change of control. In addition, sales by UICI of a significant number of shares of our common stock could have an adverse effect upon the prevailing market price of our common stock.

Share ownership by current management and UICI may result in the inability of public shareholders to affect the composition of Healthaxis’ board or to replace current management.

     UICI and some members of Healthaxis’ current management and Board of Directors collectively own or control a majority of the outstanding Healthaxis common stock. In addition, by virtue of a Proxy Agreement dated November 7, 2001, UICI conveyed the right to vote 33.3% of its shares to the Healthaxis Board of Directors for the sole purpose of electing directors. Acting together, UICI and these individuals can control the election of directors. As a result, public shareholders may be unable to affect the composition of the Healthaxis’ board or replace current management.

If our common stock is delisted from The NASDAQ SmallCap Market, the market price for shares of our common stock could be adversely affected.

     Continued listing on The NASDAQ SmallCap Market of our common stock will require that our common stock obtain a per share price of at least $1.00 per share for 10 consecutive trading days on or before April 7, 2003, and that we otherwise maintain compliance with other applicable listing standards. The recent price of our common stock has been below $1.00 per share. If our common stock were delisted from The NASDAQ SmallCap Market, we would likely be traded in the over-the-counter bulletin board market, or in the so-called “pink sheets.” If our common stock were delisted, fewer investors would have access to trade our common stock, which may result in reduced demand for the stock. In addition, our common stock may become subject to penny stock regulations. The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors must make a special suitability determination for the purchaser, receive the purchaser’s written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents which identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules. Holders of our common stock may find it difficult to sell their shares of common stock, which could adversely affect the market price of our common stock.

PART II

Item 6. Selected Financial Data.

The following selected consolidated financial information has been derived from the consolidated financial statements of Healthaxis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated financial statements of Healthaxis have been audited by Ernst & Young LLP for 2001, and by BDO Seidman, LLP for 2000, 1999, 1998 and 1997. Healthaxis’ financial results include those of its subsidiaries. All information has been restated to present as discontinued operations Healthaxis’ insurance operations (effective November 30, 1999), Healthaxis’ retail website operations (effective June 30, 2000) and Healthaxis’ outsourcing operations (effective June 17, 2002).

	Years Ended December 31,

	2001	2000	1999	1998	1997

		(In thousands, except per share data)
Statement of Operations Data:

Revenue	$23,105	$21,444	$—	$—	$—

Expenses:
Cost of revenues	24,557	29,741	504	277	—
Sales and marketing	3,225	3,585	447	134	—
General and administrative	13,492	12,380	7,457	3,967	1,908
Research and development	1,479	974	—	—	—
Restructuring and impairment charges	279,607	—	—	—	—
Loss on sale of building	2,498	—	—	—	—
Amortization of intangibles	12,471	37,280	765	—	—

Total expenses	337,329	83,960	9,173	4,378	1,908

Operating loss	(314,224)	(62,516)	(9,173)	(4,378)	(1,908)
Interest expense and other income, net	(2,795)	(2,977)	(925)	(222)	177

Loss before minority interest	(317,019)	(65,493)	(10,098)	(4,600)	(1,731)
Minority interest in loss of subsidiary	3,080	35,988	1,008	493	—

Loss before provision for income taxes	(313,939)	(29,505)	(9,090)	(4,107)	(1,731)
Income tax provision	—	585	—	—	—

Loss from continuing operations	(313,939)	(28,920)	(9,090)	(4,107)	(1,731)
Loss from sale of discontinued operations	—	(2,300)	(10,263)	—	—
Gain (loss) from discontinued operations	1,686	(5,721)	(27,178)	(8,049)	(16,694)

Loss before extraordinary item	(312,253)	(36,941)	(46,531)	(12,156)	(18,425)
Extraordinary gain	1,681	1,925	—	—	—

Net loss	(310,572)	(35,016)	(46,531)	(12,156)	(18,425)
Dividends on preferred stock	—	—	70	254	148

Net loss applicable to common stock	$(310,572)	$(35,016)	$(46,601)	$(12,410)	$(18,573)

Basic and diluted gain (loss) per share of common stock):
Continuing operations	$(6.26)	$(2.21)	$(0.75)	$(0.42)	$(0.19)
Discontinued operations	.04	(0.62)	(3.05)	(0.78)	(1.65)
Extraordinary gain	.03	.15	—	—	—

Net loss	$(6.19)	$(2.68)	$(3.80)	$(1.20)	$(1.84)

Weighted average common shares and equivalents used in computing basic and diluted income gain (loss) per share	50,149	13,082	12,260	10,331	10,090

	As of December 31,

	2001	2000	1999	1998	1997

		(In thousands, except per share data)
Balance Sheet Data:

Total assets	$57,546	$711,292	$79,602	$24,568	$12,333
Loans payable	—	—	—	3,865	5,077
Convertible debenture	27,134	27,367	25,019	—	—
Ceding commission liability	—	—	5,600	5,000	—
Preferred stockholders’ liability	—	—	—	557	580
Total stockholders’ equity	22,389	216,495	12,620	5,495	4,009
Book value per common share(1)	0.42	16.53	0.97	0.43	0.34
Pro forma book value per common share(2)	0.42	16.53	0.97	0.46	0.37

(1)	Book value per common share is computed by dividing total equity attributable to common stockholders by the number of common shares outstanding at the end of each period.

(2)	Pro forma book value per common share is computed by dividing total equity by the number of shares outstanding at the end of each period assuming the conversion of Series A preferred stock into common stock in 1997 and 1998 on a share-for-share basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially form those discussed in the forward looking statements as a result of various factors, including those set forth under “Business—Risk Factors” elsewhere in this report or in the information incorporated by reference in this report. You should read the following discussion and analysis in conjunction with “Selected Consolidated Financial Data” included in this report, as well as our consolidated financial statements and related notes thereto appearing elsewhere in this report.

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

     Management of Healthaxis, as well as the composition of our Board of Directors, was significantly changed during 2001. James W. McLane became the President and Chief Executive Officer in February 2001 and John M. Carradine followed as Chief Financial Officer in March 2001. In the months following, several goals were accomplished to re-position the Company for future growth:

•	The Company’s financial position was improved

•	Operating expenses were reduced

•	The Company was restructured into strategic business units

•	A cohesive market based strategy was developed

•	The sales force was expanded

•	The sales pipeline grew significantly

•	Several meaningful clients were added

•	Strategic partnerships were created with several complementary enterprises

•	The Board of Directors was strengthened

•	A values-based culture was instilled in the Company

- To deliver what we promise

- To take ownership and accountability for our results

- To do the right thing — — — all the time

- To understand that relationships determine results

- To team and run to win

     Revenue Model: Healthaxis derives revenue from a number of sources. Set forth below is a description of our revenues generated by each of our strategic business units.

     Application Solutions Group revenue is either transaction based or derived from providing professional services. The transaction revenue is a combination of a per-employee-per-month (“PEPM”) fee for the use of our proprietary applications and a per document fee for the printing and mailing of system output (benefit checks, explanations of benefits and letters). The transaction revenue is based on an application service provider model, where we host the hardware and software and perform some print and mail services on behalf of clients. Professional services revenue is generated from direct billing for our staff time. These billings are generally derived from converting a client’s existing system, client training and tailoring custom solutions for a client. Professional services generally are billed on a flat rate per hour. In some cases, a project may be done for a fixed price. For fixed price projects, revenue is recognized on the percentage completion basis. Depending upon the nature and expected profitability of certain projects, professional service fees and associated costs may be deferred and recognized over the life of the transaction-based contract. During 2001, approximately 80% of Application Solutions Group revenues were transaction based and 20% were derived from professional services.

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

	Fiscal 2001 (In thousands)

	Q1	Q2	Q3	Q4

Cash operating costs	$9,475	$7,752	$6,437	$6,058
Amortization/depreciation	7,027	5,290	1,699	1,703
Stock based compensation	5,730	519	170	171
Severance	2,371	(118)	(70)	(75)
Restructuring charges	—	279,607	—	—
Accrual for taxes	—	—	—	1,085
Loss on sale of building	—	1,665	—	833

     Building Sale: On December 20, 2001, the Company sold its building and property located at 2500 Dekalb Pike, East Norriton, PA. Prior to the restructuring plan described above, this facility served as the Company’s headquarters. The sales price was $3.0 million before commissions, taxes and other costs of the sale. At closing, we received approximately $2.6 million cash and will receive an additional $180,000, currently held in escrow, upon the filing of certain tax returns. In 2001, a write-down and subsequent loss on the sale of the property totaling $2.5 million was recorded.

     UICI Relationship: UICI is currently our largest single shareholder, beneficially owning approximately 46% of Healthaxis common stock as of March 8, 2002. UICI and its subsidiaries, in the aggregate, also constituted our largest single client during 2001, accounting for 68% of our total revenues (including revenues from discontinued operations for such period). On June 17, 2002 we consummated an agreement providing for the termination of our Services Agreement with UICI. The termination of the Services Agreement substantially reduced our business relationship with UICI. See “Business — Recent Developments” and “— Relationship with UICI” for a summary of the terms under which the Services Agreement was terminated, as well as other information regarding our relationship with UICI. See also Note 7 of the Notes to Consolidated Financial Statements. We previously reported the revenues and expenses associated with the Services Agreement as those of our Outsourcing segment. As a result of the termination of the Services Agreement, our consolidated financial statements have been prepared with the Outsourcing segment results of operations presented as discontinued operations. All historical financial statements presented have been restated to conform to this presentation.

     Digital Insurance Matters. The Company’s relationship and history with Digital Insurance is further described in Note 8 to the Consolidated Financial Statements.

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

     In October 2001, Digital Insurance completed an equity financing of $6.0 million, for which Healthaxis waived its preemptive rights to participate. Based upon the dilution and the share price for the newly issued preferred stock, we wrote down our investment in Digital Insurance to $227,000 ($0.07 per share). As a result of the additional equity financing of Digital Insurance, Healthaxis’ ownership was reduced to approximately 2.5% of the fully diluted shares of Digital Insurance.

Results of Operations

     The Company focuses its cost containment initiatives on operating cash expenses. Operating depreciation / amortization, stock based compensation, amortization of intangible assets, loss on sale of building and the restructuring charge, with the exception of severance payments, are all non-cash expenses.

     Operating depreciation / amortization is the systematic charge to expense for tangible fixed assets used in the operation of the business. Stock based compensation is the result of stock options that were granted at an exercise price below the market price of the Company’s common stock in 2000 and are charged to expense as vested, options that were repriced in 2000 and are accounted for as variable options with a “mark-to-market” expense charge to the extent the Company’s stock price exceeds $2.49, and charges from the vesting of an Insurdata option plan that was assumed as part of the Insurdata Merger. Amortization of intangibles is the systematic expensing of customer base and developed software. The restructuring charge is described in “Restructuring Plan” previously discussed. The loss on sale of building is described in “Building Sale” previously discussed.

     The following tables are presented in such a manner that these significant non-cash expenses are distinguishable in 2001, 2000 and 1999. All information has been restated to present as discontinued operations Healthaxis’ insurance operations (effective November 30, 1999), Healthaxis’ retail website operations (effective June 30, 2000) and Healthaxis’ outsourcing operations (effective June 17, 2002).

	Year Ended December 31, 2001 (in thousands)

		Operating	Stock
	Operating	Depreciation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenue				$23,105	100%

Operating Expenses
Cost of revenues	$20,895	$2,870	$792	$24,557	106%
Sales and marketing	2,036	44	1,145	3,225	14%
General and administrative	8,659	219	4,614	13,492	58%
Research and development	1,325	115	39	1,479	6%

Subtotal	$32,915	$3,248	$6,590	42,753	185%

Restructuring charge				279,607	1210%
Loss on sale of building				2,498	11%
Amortization of intangibles				12,471	54%

Total operating expenses				$337,329	1460%

	Year Ended December 31, 2000 (in thousands)

		Operating	Stock
	Operating	Depreciation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenue				$21,444	100%

Operating Expenses
Cost of revenues	$22,492	$3,182	$4,067	$29,741	139%
Sales and marketing	2,060	7	1,518	3,585	17%
General and administrative	9,127	635	2,618	12,380	58%
Research and development	916	58	—	974	5%
Subtotal	$34,595	$3,882	$8,203	46,680	218%

Restructuring charge				—	0%
Loss on sale of building				—	0%
Amortization of intangibles				37,280	174%

Total operating expenses				$83,960	392%

	Year Ended December 31, 1999 (in thousands)

		Operating	Stock
	Operating	Depreciation/	Based
	Costs	Amortization	Compensation	Total

Revenue				$—

Operating Expenses	$504	—	—	$504
Cost of revenue	$504	—	—	$504
Sales and marketing	447	—	—	447
General and administrative	7,457	—	—	7,457
Research and development	0	—	—	—

Subtotal	$8,408	—	—	8,408

Restructuring charge				—
Loss on sale of building				—
Amortization of intangibles				765

Total operating expenses				$9,173

Year ended December 31, 2001 compared to year ended December 31, 2000

     Revenues increased 8%, from $21.4 million for the year ended December 31, 2000 to $23.1 million for the same period in 2001. The increase was the result of new revenue generated from UICI and two other existing customers in the Application Solutions Group, partially offset by the loss of three customers in the Imaging Services Group. The increase in UICI revenue totaled $2.9 million and consisted of: revenue from the one-time software license arrangement entered into in January 2001 ($1.4 million), revenue earned under two, fixed-fee professional services arrangements in the Web Technologies Group ($846,000), and increased revenue in the Imaging Services Group and other non-Outsourcing Group professional services ($659,000). Increased revenues earned in the Application Solutions Group resulted from the addition of new business from two existing customers ($1.2 million). During 2000, the Imaging Services Group lost two significant customers due to capacity issues and a contract expiration. During 2001, an additional significant imaging customer was lost at contract expiration. The loss of these three imaging customers resulted in decreased revenues from the Imaging Services Group in the amount of $2.7 million.

     Cost of revenues includes all expenses directly associated with the production of revenue, and consists of salaries and related benefits, rent, amortization and depreciation of tangible assets, system expenses such as maintenance and repair, as well as other related consumables. These costs decreased 17% from $29.7 million for the year ended December 31, 2000 to $24.6 million for the same period in 2001. Cost of revenues as a percentage of revenue declined from 139% in 2000 to 106% in 2001. A reduction of stock based compensation accounted for $3.3 million of the decrease, reflecting the remeasurement in January 2001 of some options, at which time the value of Healthaxis common stock had decreased substantially compared to 2000 levels. The remainder of the decrease in cost of revenues was due to the reduced labor force and expense savings achieved pursuant to the restructuring plan implemented in May 2001, as described previously.

     Sales and marketing expenses consist of employee salaries and related benefits, as well as promotional costs, such as direct mailing campaigns, trade shows and media advertising. These expenses decreased 10% from $3.6 million for the year ended December 31, 2000 to $3.2 million for the same period in 2001. After netting out stock based compensation charges of $1.5 million in 2000 and $1.1 million in 2001, the expenses were approximately the same.

     General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses increased 9% from $12.4 million for the year ended December 31, 2000 compared to $13.5 million for the same period in 2001. Stock based compensation of approximately $2.6 million was included in 2000 as compared to $4.6 million in 2001 due primarily to the re-measurement of options exchanged in the HAXS Merger (which merger is described in Note 4 of the Notes to Consolidated Financial Statements). Severance expenses totaling $2.1 million are included in 2001, as compared to none in 2000, primarily related to 2001 severance payments made to Mr. Clemens, the Company’s former Chairman of the Board. Mr. Clemens and Healthaxis entered into a termination agreement of Mr. Clemens’ employment contract, which became effective upon the consummation of the HAXS Merger on January 26, 2001. Net severance expense totaling $1.8 million was recorded during 2001 related to Mr. Clemens. The remaining $300,000 of severance expense relates to the termination of management personnel in the first quarter of 2001. An accrual of $1.1 million was also made in the fourth quarter of 2001 related to a contingent tax liability. The Company has taken a tax position on a matter that, if challenged, could result in payment of the amount accrued. After adjustment for these items, general and administrative operating costs have decreased approximately $4.1 million from 2000 as a result of the gradual reduction of management and corporate staff subsequent to the HAXS Merger in January 2001 and the restructuring plan implemented in May 2001.

     Research and development expenses include the salary and related benefits of personnel engaged directly in the development of new products and the enhancement of existing products, prior to the establishment of technological feasibility. These expenses increased 52% from $1.0 million for the year ended December 31, 2000 to $1.5 million for the same period in 2001. The Company's research and development department increased from 7 employees in 2002 to 12 employees in late 2001. This increased headcount in 2001 was made in order to further the development of the Company's new web-based products.

     Restructuring and impairment charges were approximately $279.6 million during the year ended December 31, 2001. These charges were recorded pursuant to the Company’s adoption of an internal restructuring plan approved by the Board of Directors on May 11, 2001 and implemented on May 14, 2001. Approximately $277.2 million of this charge was attributable to the impairment of goodwill. The remainder is to record other costs of the restructuring, including severance payments for terminated employees in the amount of $348,000, and the reduction of other long lived assets in the amount of $1.9 million, primarily resulting from the decision to cease development and marketing of certain products. See further discussion of the Restructuring Plan previously discussed. There were no such charges during the comparable period in 2000.

     Loss on sale of building of $2.5 million in 2001 represents the write-down and the loss on the eventual sale of our building and property in Pennsylvania. See Building Sale previously discussed. There were no comparable expenses in 2000.

     Amortization of intangibles includes the amortization of developed software, client base and goodwill. These expenses decreased 65% from $37.3 million for the year ended December 31, 2000 to $12.5 million for the same period in 2001. The decrease was due to the revaluation of these assets at the time of the HAXS Merger on January 26, 2001, which accounted for $17.5 million of the decrease, and the impairment of goodwill in the second quarter of 2001, which accounted for the remaining $7.3 million of the decrease from 2000.

     Interest expense and other income, net changed from a net expense of $3.0 million in the year ended December 31, 2000 to a net expense of $2.8 million in the same period in 2001. Interest income was approximately $1.5 million less in 2001 than 2000 due to lower cash reserves. Interest expense was approximately $2.5 million lower in 2001 than 2000 because of the restructuring of the Company’s convertible debentures, which resulted in lower interest costs. Additionally, 2000 included $600,000 in interest expense related to the ceding commission liability that was settled prior to 2001 and a $1.4 million charge for accrued penalties on the convertible debentures, which were subsequently waived upon completion of the HAXS merger in January 2001. The reversal of the accrued penalties was accounted for as an extraordinary gain in 2001. Finally, the 2001 results include the $3.0 million write-down of our investment in Digital Insurance as previously discussed.

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

     Net loss from discontinued operations of $8.0 million for the year ended December 31, 2000 included a $2.3 million loss on the sale of certain assets to Digital Insurance and a $5.7 million loss related to the operations that were discontinued. In 2001, the Company recorded a gain of $1.7 million from the results of the discontinued Outsourcing operations (See Note 27 of the Notes to Consolidated Financial Statements).

     Extraordinary gain of $1.7 million in the year ended December 31, 2001 is the result of the restructuring of the Company’s convertible debentures, which was completed on January 29, 2001. The gain of $1.9 million in 2000 relates to the settlement of the ceding commission liability with RCH. Prior to the settlement, the book value of the ceding commission liability was $6.0 million. In December 2000, the Company settled the debt for a cash payment of approximately $4.1 million. See Note 16 of Notes to Consolidated Financial Statements.

Year ended December 31, 2000 compared to year ended December 31, 1999

     Revenues were $21.4 million for the year ended December 31, 2000 as compared to no revenue for the year ended December 31, 1999. The sale of our retail web-site business to Digital Insurance resulted in all revenues from 1999 being reported as discontinued operations. All revenues in 2000 are derived from the merged divisions of Insurdata.

     Cost of Revenues were $29.7 million for the year ended December 31, 2000, as compared to $504,000 for the year ended December 31, 1999, with the increase due to the addition of the operations of the merged divisions of Insurdata. Included in these operating expenses for 2000 was $4.1 million in non-cash stock based compensation related primarily to the repricing of options in May 2000.

     Sales and marketing expenses were $3.6 million for the year ended December 31, 2000 as compared to $447,000 for the year ended December 31, 1999. Most of the Company's operations during 1999 were reclassified into discontinued operations for financial reporting purposes. As a result, sales and marketing expenses for 1999 were only nominal. Sales and marketing expenses in 2000 include personnel expenses totaling $1.4 million, travel expenses of $260,000, and non-cash stock based compensation totaling $1.5 million, as previously described.

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

     Amortization of intangibles of $37.3 million for the year ended December 31, 2000 primarily consisted of the amortization of goodwill of $34.1 million related to the Insurdata Merger. Amortization of intangibles of $765,000 for the year ended December 31, 1999 consisted of the amortization of goodwill related to the purchase of Healthaxis.com stock by Healthaxis.

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

     Interest expense and other income, net was $3.0 million for the year ended December 31, 2000 as compared to $925,000 for the year ended December 31, 1999. The increase in expense was due primarily to the interest on convertible debentures and penalties accrued to the holders of the convertible debentures related to a stock registration rights agreement. The convertible debentures issued in September 1999, resulting in only a partial year of interest expense in 1999. Total interest expense for 2000 was $4.8 million, including $1.4 million attributable to the accrued penalties, which were subsequently waived upon completion of the HAXS Merger in January 2001. Interest income for 2000 totaled $2.3 million and resulted from Healthaxis’ higher cash balances throughout 2000 compared to 1999. In addition, Healthaxis recorded losses of $0.5 million in 2000 on the disposition of fixed assets related to the closing of offices in Salt Lake City, UT and Montego Bay, Jamaica.

     Net loss from discontinued operations of $8.0 million, which was comprised of a $2.3 million loss on the sale of certain assets to Digital Insurance and a $5.7 million loss related to discontinued operations for the year ended December 31, 2000. In 1999, the loss from discontinued operations of $37.4 million was comprised of the loss on the sale of the insurance operations to PILIC totaling $10.3 million, the loss from the insurance operations prior to their sale in November 1999 totaling $8.1 million, and the loss from the retail website operations that were sold in 2000 totaling $19.1 million. The retail website and the insurance operations are being reported as discontinued operations for all periods presented.

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

Liquidity and Capital Resources

     General. A major objective of HAXS is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short-term equivalents on hand plus funds generated from operating cash flow. Our cash balances were as follows during 2001:

January 1	—	$17.2 million
March 31	—	$12.0 million
June 30	—	$12.2 million
September 30	—	$12.3 million
December 31	—	$13.2 million

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

     Cash used in operating activities for the year ended December 31, 2001 was $3.9 million as compared to $31.6 million and $49.8 million for the same periods in 2000 and 1999, respectively. The reduced cash expenditure from 2000 to 2001 was the result of discontinuing the operations of the retail website effective June 30, 2000, and the combined effects of the cost containment measures put into place following the HAXS Merger in January 2001 and savings resulting from the restructuring plan implemented in May 2001. Use of cash in 2000 included approximately $3.7 million related to the ceding commission liability, compared to none in 2001. Changes in accounts receivable, accounts payable, and accrued liabilities, generated a use of cash totaling $131,000 in 2001 as opposed to approximately $6.7 million in 2000. The reduced expenditures from 1999 to 2000 were primarily the result of discontinuing the operation of the retail website effective June 30, 2000, resulting in a reduced loss from operations, plus the impact of future policy benefits and claims of $45.9 million in 1999, partially offset by amounts due from re-insurers ($10.0 million) and a third party administrator ($6.9 million) and deferred policy acquisition costs ($2.1 million). Amounts for such items in 2000 were insignificant.

     Cash provided by/used in investing activities for the year ended December 31, 2001 was $94,000 as compared to cash used of $9.3 million and $11.6 million for the comparable periods in 2000 and 1999, respectively. Approximately $2.1 million was provided in 2000 as a result of cash acquired in the Insurdata Merger in January 2000. Net of this Insurdata cash, the cash used in investing activities in 2001 decreased $11.4 million from 2000. Approximately $3.5 million of this cash improvement was the result of a reduction in the purchase of fixed assets, and an additional $3.1 million was the result of the sale of our building and property in Pennsylvania and the sale of equipment. Approximately $3.1 million was the result of lowering our expenditures on capitalized software and contract start up. An additional $1.7 million of the cash improvement resulted from collection on notes receivable and reduced acquisition costs. The increased cash expenditures in 1999 were due primarily to $14.7 million in payments related to the sale of a subsidiary partially offset by $6.7 million in proceeds from the sale of bonds.

     Cash provided by/used in financing activities was $263,000 in 2001, compared to $30,000 in 2000. The cash used in 2001 was solely for capital lease payments. Capital lease payments in 2000 were $554,000, but were offset by $524,000 cash received from the exercise of stock options. The decline in capital lease payments in 2001 compared to 2000 was the result of expiring lease terms, that were not renewed.

     Cash provided from financing activities in 1999 totaled $93.2 million. This amount was comprised primarily of $26.8 million from the sale of convertible debentures, $59.4 million from the sale of common stock, $12.1 million from the sale of preferred stock and $5.1 million from the exercise of stock options. These activities were partially offset by the repurchase of $8.2 million of the Company’s common stock.

     Obligations: In 1999, the Company issued 2% convertible debentures in the amount of $27.5 million. These debentures, as amended, were due on September 14, 2005 and could be converted into common stock at a conversion price of $9.00 per share at the option of the holder On July 31, 2002 we completed a transaction providing for the cancellation of our $27.5 million 2% convertible debentures in exchange for our issuance to the debenture holders of shares of our Series A Convertible Preferred Stock (“Preferred Stock”) and the payment of $4.0 million cash. The Preferred Stock has a stated value of $23.5 million, is convertible into shares of our common stock at an initial conversion price of $2.625, and carries a fixed dividend rate of 2% per annum, payable semi-annually in cash or shares of our common stock. As more fully described in the definitive documents filed with the Securities and Exchange Commission (SEC), the Preferred Stock contains, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the Preferred Stock plus all accrued but unpaid dividends. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in connection with some matters. See “Business—Risk Factors—Investment Related Risks.”

     The Company also has certain capital and operating lease commitments totaling $4.1 million over the next five years. These leases are primarily for office space and data processing equipment. We have no other significant cash commitments other than those required by the normal day to day operations of the business. See Note 15 of Notes to Consolidated Financial Statements. Some of Healthaxis’ applications will require modification in order to achieve or maintain compliance with HIPAA. The Company does not anticipate these expenditures to be significant, and expects to be able to pass through some of the costs to its clients.

     We expect the current cash reserves and the cash generating from future operations will be sufficient to fund our operations for the next 12 months. Funding operations on a longer-term basis will depend upon our ability to continue controlling costs (as described previously in “Restructuring Plan”) and to generate new revenues. There can be no assurances that we will be successful in achieving these goals. If external funds are necessary to support our business operations, there can be no assurance that under current conditions such funds would be available or, if available, would not dilute shareholders’ interests or returns.

Critical Accounting Policies

     General. Our discussion and analysis of Healthaxis’ financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Goodwill and Intangible Impairment: On January 7, 2000 Healthaxis.com completed a merger with Insurdata Incorporated (the “Insurdata Merger”). The transaction was accounted for using the purchase method of accounting and Healthaxis was determined to be the accounting acquirer. The purchase price allocation resulted in the recording of goodwill and other intangible assets, namely, developed software and customer base. On January 26, 2001, Healhaxis.com merged into Healthaxis (the “HAXS Merger”). The transaction was accounted for as a purchase of minority interest, which resulted in a reduction of the goodwill and revaluation of the intangible assets.

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

     Investment Valuation: We account for investments in which we do not have significant control on the cost basis. We record impairment charges when we believe an investment has experienced a decline in value that is other than temporary. Currently, our only such investment is in a non-publicly traded entity whose value is difficult to determine. We have based the carrying value on the number of shares that we own and the price of the investment entity’s most recently completed equity transaction. Changes in circumstances relative to this investment could result in additional future reductions to the carrying value, however the current carrying value of our investment is less than $250,000.

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

     Contingent Liabilities: Healthaxis’ policy is to record contingent liabilities that are both measurable and probable. We have recorded such a tax liability based upon the amount that we would pay if our tax position were rejected by the taxing authority. The final amount paid, if any, could be different than the amount we have accrued.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Healthaxis Inc.

We have audited the accompanying consolidated balance sheet of Healthaxis Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 27 to the consolidated financial statements, in 2002 the Company changed its accounting policy for discontinued operations to comply with the required adoption of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

/s/ Ernst & Young LLP

Dallas, Texas
February 26, 2002, except for Note 26 and Note 27, as to which the date is June 11, 2002.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Healthaxis Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheet of Healthaxis Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ BDO Seidman, LLP

Dallas, Texas
March 16, 2001, except for Note 27, as to which the date is June 11, 2002.

Healthaxis Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands except share data)

	December 31,

	2001	2000

Assets
Cash and cash equivalents	$13,149	$17,170
Accounts receivable, net of allowance for doubtful accounts of $50 and $300, respectively	2,594	2,061
Accounts receivable from affiliates	1,023	2,484
Prepaid expenses and other current assets	412	694
Notes receivable	119	577
Assets related to discontinued operations	2,263	2,906

Total current assets	19,560	25,892
Property, equipment and software, less accumulated depreciation and amortization of $10,311 and $9,032, respectively	3,451	5,689
Capitalized software and contract start-up costs, less accumulated amortization of $1,327 and $1,478, respectively	2,525	7,240
Customer base, less accumulated amortization of $1,099 and $903, respectively	3,115	2,710
Goodwill, less accumulated amortization of $1,533 and $34,109, respectively	23,824	648,370
Notes receivable from employees	311	631
Notes receivable	308	242
Deferred acquisition costs	—	801
Assets held for sale	—	5,005
Investment in Digital Insurance, Inc.	227	3,178
Assets related to discontinued operations, current portion	4,070	11,420
Other assets	155	114

Total assets	$57,546	$711,292

Liabilities and Stockholders’ Equity
Accounts payable	$1,146	$1,275
Accrued liabilities	2,920	6,024
Deferred revenues	1,867	737
Obligations under capital leases	8	269

Total current liabilities	5,941	8,305
Convertible debentures	27,134	27,367
Post retirement and employment liabilities	995	1,072
Other liabilities	1,087	15

Total liabilities	35,157	36,759
Commitments and contingencies
Minority interest in COM
Common stock	—	442,989
Preferred stock	—	15,049
Stockholders’ Equity:
Preferred stock, par value $1: authorized 20,000,000 shares:
Series A cumulative convertible, no shares issued or outstanding	—	—
Series B cumulative convertible, no shares issued or outstanding	—	—
Common stock, par value $.10: authorized 1,900,000,000 shares, Issued and outstanding 52,978,613 and 13,097,618 shares	5,298	1,310
Common stock, Class A, par value $.10: authorized 20,000,000 Shares, none issued and outstanding	—	—
Additional paid-in capital	433,386	325,797
Accumulated deficit	(416,069)	(105,497)
Unearned compensation	(226)	(5,115)

Total stockholders’ equity	22,389	216,495

Total liabilities and stockholders’ equity	$57,546	$711,292

See notes to consolidated financial statements.

Consolidated Statements of Operations
(Dollars in thousands, except share and per share data)

	Years Ended December 31,

	2001	2000	1999

Revenue	$14,133	$13,301	$—
Revenue from affiliates	8,972	8,143	—

Total	23,105	21,444	—
Expenses:
Costs of revenues	24,557	29,741	504
Sales and marketing	3,225	3,585	447
General and administrative	13,492	12,380	7,457
Research and development	1,479	974	—
Restructuring and impairment charges	279,607	—	—
Loss on sale of building	2,498	—	—
Amortization of intangibles	12,471	37,280	765

Total expenses	337,329	83,960	9,173

Operating loss	(314,224)	(62,516)	(9,173)
Interest expense and other income, net	(2,795)	(2,977)	(925)

Loss before minority interest	(317,019)	(65,493)	(10,098)
Minority interest in loss of subsidiary	3,080	35,988	1,008

Loss before provision for income taxes	(313,939)	(29,505)	(9,090)
Income tax provision	—	585	—

Loss from continuing operations	(313,939)	(28,920)	(9,090)

Loss from sale of discontinued operations	—	(2,300)	(10,263)
Gain (loss) from discontinued operations:
Insurance operations	—	—	(8,052)
Retail website operations	—	(6,341)	(19,126)
Outsourcing operations	1,686	620	—

Total gain (loss) from discontinued operations	1,686	(8,021)	(37,441)

Loss before extraordinary item	(312,253)	(36,941)	(46,531)
Extraordinary gain	1,681	1,925	—

Net loss	(310,572)	(35,016)	(46,531)
Dividends on preferred stock	—	—	70

Net loss applicable to common stockholders	$(310,572)	$(35,016)	$(46,601)

Loss per share of common stock (basic and diluted)
Continuing operations	$(6.26)	$(2.21)	$(0.75)
Discontinued operations	.04	(0.62)	(3.05)
Extraordinary gain	.03	.15	—

Net loss	$(6.19)	$(2.68)	$(3.80)

Weighted average common shares and equivalents used in computing loss per share
Basic and diluted	50,149,000	13,082,000	12,260,000

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars and shares in thousands)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
					Paid-In	Accumulated	Comprehensive	Unearned
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Compensation	Total

BALANCE, DECEMBER 31, 1998	557	$557	11,489	$1,149	$27,002	$(23,879)	$666	$—	$5,495
Comprehensive income:
Net loss 1999						(46,531)			(46,531)
Other comprehensive income							(666)		(666)

Comprehensive loss									(47,197)

Issuance of common stock			25	3	267				270
Stock options and warrants exercised			956	95	5,876				5,971
Increase in net assets in COM					44,395				44,395
Warrants and non employee options issued					3,757				3,757
Conversion of preferred stock	(557)	(557)	557	56	501				—
Cash dividends declared on preferred stock						(71)			(71)

BALANCE, DECEMBER 31, 1999	—	—	13,027	1,303	81,798	(70,481)	—	—	12,620
Net loss 2000						(35,016)			(35,016)
Stock options and warrants exercised			71	7	334				341
Increase in net assets in COM					242,845				242,845
Employee stock option compensation					820				820
Valuation of Insurdata options								(10,691)	(10,691)
Amortization/forfeiture of unearned compensation								5,576	5,576

BALANCE, DECEMBER 31, 2000	—	—	13,098	1,310	325,797	(105,497)	—	(5,115)	216,495
Net loss 2001						(310,572)			(310,572)
Issuance of common stock in HAXS Merger			39,629	3,963	105,017				108,980
Exchange and revaluation of options in HAXS Merger					(2,764)			3,459	695
Increase in net assets in COM					115				115
Common stock issued in lieu of interest and severance			252	25	348				373
Employee stock option compensation					5,277				5,277
Amortization/forfeiture of unearned compensation					(404)			1,430	1,026

BALANCE, DECEMBER 31, 2001	—	$—	52,979	$5,298	$433,386	$(416,069)	$—	$(226)	$22,389

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities
Net loss	$(310,572)	$(35,016)	$(46,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of discontinued operations	—	2,300	8,763
Depreciation and amortization	18,745	51,742	17,739
Issuances of warrants	—	—	1,394
Loss on building	2,498	—	—
Gain on restructuring/forgiveness of debt	(1,681)	(1,925)	—
Bad debt reserve	(89)	680	—
Non-cash restructuring and impairment charges	279,258	—	—
Minority interest in loss of subsidiary	(3,080)	(47,187)	(7,747)
Stock option compensation	5,564	4,927	—
Write down of investment in Digital Insurance, Inc.	2,872	—	—
Common stock issued for services, interest and severance	373	—	270
(Gain) loss on disposition of assets	(6)	721	749
Non-cash interest on convertible debt	28	2,348	573
Non-cash expense for service agreements	—	—	556
Changes in operating assets and liabilities net of amounts acquired or divested:
Accounts receivable	1,540	(1,868)	—
Premium due and uncollected, unearned premium and premium received in advance	—	—	354
Prepaid expenses	282	69	(4,729)
Due to/from reinsurers	—	—	10,030
Due from third party administrator	—	—	6,849
Deferred policy acquisition costs, net	—	—	2,106
Accrued investment income	—	—	152
Other assets, current and deferred income taxes and other liabilities	(40)	733	2,099
Accounts payable and accrued liabilities	(1,671)	(4,880)	2,963
Income taxes payable	—	(585)	—
Deferred revenues	1,130	340	—
Ceding commission and interest	—	(3,675)	600
Future policy benefits and claims	(77)	42	(45,940)
Other liabilities	1,074	(355)	—

Net cash used in operating activities	(3,852)	(31,589)	(49,750)

Cash flows from investing activities
Payments for sale of subsidiary	—		(14,700)
Cash in acquired company	—	2,126	—
Investment in capitalized software and contract start-up	(2,513)	(5,576)	—
Proceeds from sale of bonds	—	—	6,656
Proceeds from sale of building	2,626	—	—
Proceeds from sale of equipment	523	—	—
Payment of acquisition costs	(471)	(1,491)	(750)
Collection on notes receivable, net	712	52	1,328
Purchases of property, equipment and software	(862)	(4,391)	(4,169)
Other	79	—	45

Net cash provided by (used in) investing activities	94	(9,280)	(11,590)

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

Cash flows from financing activities
Principal payments on capital lease	(263)	(554)	(379)
Repayment of loans payable	—	—	(1,465)
Purchase of Healthaxis common stock	—	—	(8,203)
Net proceeds from the sale of convertible debt	—	—	26,763
Net proceeds from the sales of Healthaxis common stock	—	—	59,445
Net proceeds from the sales of preferred stock	—	—	12,082
Exercise of stock options	—	341	5,052
Exercise of Healthaxis stock options	—	183	—
Dividends paid on preferred stock	—	—	(71)

Net cash (used in) provided by financing activities	(263)	(30)	93,224

(Decrease) increase in cash and cash equivalents	(4,021)	(40,899)	31,884
Cash and cash equivalents, beginning of period	17,170	58,069	26,185

Cash and cash equivalents, end of period	$13,149	$17,170	$58,069

Supplemental disclosure of cash flow information:
Interest paid	$323	$574	$78
Non-cash investing activities
Issuance of common stock and options in connection with HAXS and Insurdata mergers, respectively	$111,188	$722,488	$—
Receipt of Digital Insurance, Inc. common shares	—	3,178	—
Issuance of note to Digital Insurance, Inc.	—	500	—
Non-cash financing activities Issuance of warrants	$—	$—	$6,808
Exercise of options	—	—	900
Repayment of loans payable	—	—	(2,400)
Conversion of preferred stock to common stock	—	—	557

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Note 1 — Organization and Nature of Operations

Healthaxis Inc. (“Healthaxis”), formerly Provident American Corporation, is a Pennsylvania corporation organized in 1982. Healthaxis.com, Inc. (“COM”), a consolidated subsidiary of Healthaxis, was formed on March 26, 1998. Healthaxis operates as a technology solutions provider in the health care administration market. Healthaxis provides application solutions and services to both healthcare payers and those entities involved in the distribution and administration of health insurance. Healthaxis offers a suite of Internet based software applications and services designed to enhance the efficiency and effectiveness of insurance plan distribution, claims administration, benefits enrollment, benefits maintenance and conversion of insurance claims information to electronic form. In addition, Healthaxis provides systems integration, technology management, and data capture services.

Until November 30, 1999, Healthaxis was a regulated insurance holding company owning 100% of Provident Indemnity Life Insurance Company (“PILIC”). On November 30, 1999, Healthaxis sold PILIC. As a result, the results of operations of PILIC prior to the sale are presented as a discontinued business segment (See Note 5).

On January 7, 2000, COM completed a merger with Insurdata Incorporated (“Insurdata”), a subsidiary of UICI (See Note 4). COM emerged as the surviving entity. Prior to this merger, COM was engaged in the marketing and sale of health insurance products over the Internet through a retail website. On June 30, 2000, COM entered into an agreement to sell substantially all of the assets used in connection with the retail website operations (See Note 5). As a result, the retail website operations are presented as a discontinued business segment. The operations of Healthaxis and its subsidiaries (“the Company”) are principally those obtained in the Insurdata merger.

On January 26, 2000, Healthaxis and COM entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which Healthaxis would acquire all of the outstanding shares of COM it did not currently own through the merger of COM with a wholly-owned subsidiary of Healthaxis (“HAXS Merger”). On September 29, 2000, Healthaxis and COM entered into an Amended and Restated Agreement and Plan of Reorganization and Amended and Restated Agreement and Plan of Merger that, among other things, adjusted the merger exchange ratio from 1.127 to 1.334. On January 26, 2001, the shareholders of Healthaxis and COM approved this merger and the transaction was consummated.

The Company’s operations during 2001 were conducted primarily through its subsidiary, COM. In December 2001 the Company reorganized and formed a new subsidiary, Healthaxis, Ltd., through which all operations are now conducted.

Note 2 — Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
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

Direct internal and external costs associated with the development of the features, content and functionality of www.healthaxis.com, Healthaxis’ web site, incurred during the application development stage, have been capitalized and are being amortized on a straight line basis over the estimated useful life.

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

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
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

Deferred acquisition costs

The Company defers the costs associated with pending mergers. These costs include legal, accounting and investment banking services. These costs are included as a component of the purchase price upon consummation of the merger. Deferred acquisition costs at December 31, 2000 relate to the pending merger between Healthaxis and COM.

Investment valuation

The Company accounts for investments in which it does not have significant control on the cost basis. Impairment charges are recorded when management believes that an investment has experienced a decline in value that is other than temporary.

Stock options and warrants — nonemployees

The Company accounts for all options and warrants granted to non-employees at fair value (See Note 22).

Stock options and warrants — employees and directors

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

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

Revenue recognition

The Company’s revenues consist primarily of transaction fees, professional services fees and software license fees.

The majority of the Company’s revenue is derived from providing application service provider (ASP) based services to our insurance, third-party administrator and self-insured plan customers. The ASP service includes a license to use our software, as well as hosting, maintenance and support (Services). The Services are typically charged on a per employee per month (PEPM), per claim processed, and/or per document imaged transaction fee basis with potentially a variety of other transaction based fees as specified under each contract. With several exceptions, the Company has not historically sold its software for installation on customers’ systems although the customer obtains the right to do so under our ASP agreements. Due to the typically term nature of the software license under the ASP arrangement and because all revenue elements included in the Services are typically not sold separately, the ASP service revenues are recognized ratably over the term of the agreement and/or as transaction services are provided.

In preparation for providing services under these multi-year ASP contracts the Company also typically contracts to perform certain professional services directly related to customizing and configuring the licensed software and loading insurance plan data for performance under the contract. The Company defers costs and revenues relating to the ASP related contract and custom programming activities and recognizes such costs and revenues ratably over the term of the ASP contract.

Periodically, while an ASP contract is in place, the Company also performs professional services upon request and recognizes the related revenue on a time and materials basis as services are performed. Such professional services are not sold in conjunction with a software license or other revenue elements and therefore are separate from the sale of software licenses.

The Company recognizes revenue on imaging and data capture services typically on a per transaction basis when the services are performed.

Revenue from software license fees that do not require significant modification or customization of the underlying software, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. In connection with the sale of a software license when more than one product or service is provided to a customer under one arrangement the Company allocates revenue to each element of the arrangement based on the relative fair values of the elements. For arrangements with multiple elements, revenue is allocated to each element of a transaction based on its fair value as determined in reliance on “vendor specific objective evidence”. Vendor specific objective evidence fair value for all elements of an arrangement is base upon the normal pricing practice for the products and services when sold separately. In the event that a contract contains terms which are inconsistent with the Company’s vendor specific objective evidence or such evidence is not available for sufficient elements as required under the residual method, all revenues from the contract are deferred until such evidence is established or are recognized on a ratable basis. In those instances where professional services are provided as one of the elements in the arrangement and are essential to the functionality of the software licenses, contract accounting is applied to both the software licenses and services element of the arrangement. Revenue subject to contract accounting is recognized under the percentage of completion method, using the time-to-completion method to measure the percent complete. The cumulative impact of any revision in estimates of the percent complete or recognition of losses on loss contracts is generally reflected in the period in which the changes or losses become known.

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

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

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

Basic and diluted loss per share of common stock

Basic loss per common share calculations are determined by dividing the loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is determined by dividing the losses available to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. All of the Company’s warrants, stock options, and convertible debentures were anti-dilutive for all periods presented, and therefore are not included in the diluted loss per common share calculations.

Segments

The Company presents information regarding its segments based on the Company’s internal organization and presents revenue and operating results based on internal accounting methods. The Company’s financial reporting systems present various data for management to operate the business, including profit and loss statements prepared on a basis not consistent with accounting principles generally accepted in the United States.

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

SFAS No. 142, supersedes APB Opinion No. 17, “Intangible Assets,” and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS 142. The Company incurred $10,443 of amortization expense in 2001 related to goodwill that will not be incurred in future periods under this new guidance. (See Note 26)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The primary objectives of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001.

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

Note 3 — Concentrations of Credit Risk and Fair Value of Financial Instruments

UICI, the Company’s largest client and majority shareholder, accounted for $3,286 of the Company’s accounts receivable and accounts receivable classified in assets related to discontinued operations as of December 31, 2001. Otherwise, concentrations of credit risk with respect to accounts receivable are limited due to the number clients, as well as their dispersion across many different geographical areas within the United States. The Company does not require collateral from its customers. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our clients to make required payments. Historically, bad debts have not been material.

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

Note 4 — Mergers

2000 Insurdata Merger

On January 7, 2000, COM completed a merger with Insurdata, a health care technology company and a majority owned subsidiary of UICI (“Insurdata Merger”). The transaction was accounted for using the purchase method of accounting. COM was determined to be the accounting acquirer. As a result, the net assets of Insurdata were recorded at their fair value with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill.

In connection with the Insurdata Merger, each outstanding share of Insurdata common stock converted into the right to receive 1.33 shares of COM common stock. COM issued 21,807,567 shares of COM common stock to Insurdata shareholders. In connection with the Insurdata Merger, COM also issued 426,930 options to purchase COM common stock to existing Insurdata option holders. The fair value of the consideration given by COM for the acquisition of Insurdata under the purchase method of accounting totaled $723,927. This purchase price consideration consisted of: (1) the fair value of the COM common shares issued to Insurdata shareholders totaling $654,799 ($30.03 per share), (2) the fair value of COM options granted to Insurdata option holders under Insurdata stock option plans totaling $11,901 (average fair value of $27.87 per option), (3) the difference between the fair value of shares issued in the December 7, 1999 private placement and the $15 issue price totaling $55,788, and (4) merger costs totaling $1,439. The fair value per share of COM common stock was determined based upon the quoted NASDAQ market price of Healthaxis common stock on the measurement date of December 7, 1999. The value of the December 7, 1999 private placement of COM common shares in excess of the cash received from their issuance represents additional value tendered by COM in a transaction occurring simultaneously with the purchase of Insurdata. The fair value of the COM options granted to Insurdata option holders was determined using the Black-Scholes option pricing model with the following major assumptions: expected term of 3 years, expected volatility of 105%, a risk free interest rate of 4.48%, and no expected dividends.

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

The fair value of the Insurdata assets acquired and liabilities assumed through the Insurdata Merger were:

Cash and cash equivalents	$2,126
Accounts receivable, net	5,834
Property, equipment and software	6,278
Capitalized software	2,862
Unearned compensation	10,691
Customer base	17,205
Goodwill	682,964
Other assets	1,768
Other liabilities	(5,801)

$723,927

In connection with the Insurdata Merger, Healthaxis recorded an increase in minority interest in COM common stock totaling $479,775, and an increase to additional paid-in capital of $242,713.

The amount allocated to unearned compensation was based upon the intrinsic value of the unvested COM options issued to Insurdata option holders discussed above and was amortized over the remaining vesting term of the options. COM recorded the unearned compensation as a reduction of stockholders’ equity.

2001 HAXS Merger

On January 26, 2001, the stockholders of Healthaxis and COM approved the merger of COM with a newly formed, wholly owned subsidiary of Healthaxis (“HAXS Merger”). This transaction was completed pursuant to the terms of the Amended and Restated Agreement and Plan of Reorganization dated October 26, 2000. In accordance with the terms of the agreement, as amended, on January 26, 2001 Healthaxis issued 39,629,097 shares of its common stock to COM shareholders (a 1.334-to-1 ratio). In addition, Healthaxis issued 7,078,485 warrants and options to purchase Healthaxis common stock to holders of COM stock options and warrants which represented the number of COM options and warrants outstanding on the date of the HAXS Merger after giving effect for the merger ratio. As a result of the HAXS Merger, COM ceased to exist, and the newly formed Healthaxis subsidiary continued as the surviving corporation operating under the Healthaxis.com name.

The HAXS Merger was accounted for as a purchase of minority interest. The purchase price was determined to be $110,956 which included the following: (1) the fair value of the 39,629,097 Healthaxis shares issued to the holders of COM shares totaling $108,980 ($2.75 per share), (2) the fair value of a portion of the 7,078,485 Healthaxis options and warrants issued totaling $2,208 less $1,513 of unearned compensation, which represents the intrinsic value of the unvested portion of options issued, and (3) acquisition costs totaling $1,280. Additionally, unearned compensation of $4,972 remaining from the options issued in connection with the Insurdata Merger were revalued at the date of the HAXS Merger resulting in a reclassification between unearned compensation and additional paid-in capital. The measurement date for purposes of calculating the fair value of Healthaxis common shares issued in the HAXS Merger was September 29, 2000, the date the agreement was revised to reflect the final exchange ratio and certain other material terms. The fair value of Healthaxis shares on or about the measurement date was determined based upon quoted NASDAQ market prices. The fair value of Healthaxis options and warrants issued in the HAXS Merger was determined using the Black-Scholes option pricing model (see Note 22).

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

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

The stock options not included in the purchase accounting discussed above and the repriced options discussed below, have been accounted for as a modification of a stock-based compensation arrangement. The value of the options exchanged was determined by the excess of the fair value of the Company’s common stock over the exercise price of the options. The value of the unvested options of $1,476 is being expensed ratably over the remaining vesting period. The remaining $4,876 related to the vested options was expensed in 2001 as compensation.

The COM options repriced in May 2000, continue to be treated as variable option awards. During 2001, no compensation expense was recognized for the repriced options as the exercise price of $2.49 per share exceeded the market value of the Company’s common stock.

Note 5 — Discontinued Operations

Discontinued Retail Website Operations

On June 30, 2000, COM entered into an Asset Purchase Agreement to sell certain assets used in connection with its retail website to Digital Insurance, Inc. (“Digital Insurance”). Included in the sale was the current and next generation of the retail website user interface (the presentation layer of the website that includes the graphical templates that create the look and feel of the website), all existing in-force insurance policies, certain physical assets, and agreements, including, but not limited to portal marketing agreements and agreements related to the affiliate partner program. This transaction closed on October 13, 2000. The consideration received by COM in return for those assets consisted of: $500 in cash; a $500 note; 11% of the outstanding shares of Digital Insurance, on a fully-diluted basis, at closing; and a portion of Digital Insurance’s net commission revenues received by Digital Insurance through the acquired website user interface or an affinity partner indefinitely. The Company has reported the operations of the retail website as discontinued operations as of the measurement date of June 30, 2000. The 11% ownership in Digital Insurance was accounted for under the cost method. The value assigned to the shares totaled $3,178 and was based upon previous equity transactions by Digital Insurance.

As a result of this sale to Digital Insurance, a loss on the sale of discontinued operations in the amount of $2,300 was recorded during the year ended December 31, 2000. Included in the loss was a write off of goodwill totaling $5,801, before minority interest, relating to the net book value of the goodwill recorded in 1999 that was attributable to the retail website operations.

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

Following is the results of the retail website operations included in the loss from discontinued operations for all periods presented:

	Years Ended December 31,

	2000	1999

Revenue	$672	$291
Expenses:
Costs of revenue	6,697	5,504
Sales and marketing	11,496	19,652
General and administrative	19	1,000

Total expenses	18,212	26,156

Operating loss before minority interest	(17,540)	(25,865)
Minority interest in loss	11,199	6,739

Loss from discontinued operations	$(6,341)	$(19,126)

Discontinued Insurance Operations

On November 30, 1999, in accordance with an amended Stock Purchase Agreement, all of the issued and outstanding shares of the common stock of PILIC and its other inactive subsidiaries were transferred to AHC Acquisition, Inc. (“AHC”), a newly formed Pennsylvania business corporation, owned by Mr. Alvin H. Clemens, Healthaxis’ chairman, for no consideration.

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

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

Results of discontinued insurance operations:

Year Ended
December 31, 1999

Revenue:
Net premium revenue	$7,197
Net investment income	2,395
Realized gain on investments	6
Ceding allowance, net of policy acquisition costs	—
Realized gain on the sale of subsidiary	1,500
Other revenue	890

Total revenue	11,988

Benefits and expenses:
Death and other policy benefits:
Life	3,315
Accident and health, net of reinsurance	7,661
Annuity contracts and other considerations	622
Commissions, net of ceding allowance and deferred acquisition costs	1,486
Other operating expenses, net of ceding allowance and deferred acquisition costs	6,683
Amortization of deferred policy acquisition costs	252
Depreciation and amortization of goodwill	—

Total benefits and expenses	20,019

Loss before income taxes	(8,031)
Provision (benefit) for income taxes:
Current	21
Deferred	—

Total income taxes	21

Loss from discontinued operations	$(8,052)

Discontinued Outsourcing Operations

See Note 27 for discussion of discontinued operations relating to the termination of the UICI outsourcing agreement.

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

Note 6 — Restructuring and Impairment Charges

At a special meeting of the Board of Directors held on May 11, 2001, the Board approved a restructuring plan and realignment of operations modifying the structure and size of the Company. The plan included the following actions:

•	Implementation of a reorganization plan which created four new business units, each with accountability for operations beginning July 1, 2001;

•	Elimination of approximately 60 employee positions, primarily at its Irving, Texas and East Norriton, Pennsylvania offices;

•	Relocation of the corporate headquarters from Pennsylvania to Texas; and

•	Cessation of development and marketing of certain products.

The Company accrued or recorded charges totaling $279.6 million. Those costs are generally related to the following:

•	Severance cost for terminated employees — Approximately $350 of the restructuring charge related to the elimination of approximately 60 positions and termination of approximately that number of employees on May 14, 2001. The Company provided affected employees severance benefits which were generally determined on the basis of the employee’s position and/or years of service at the Company.

•	Impairment of long-lived assets — The Company abandoned the development and marketing of certain products that no longer fit into its business strategy and wrote off approximately $1.9 million of software and other capitalized costs.

•	Impairment of Goodwill — As part of its restructuring and internal re-organization, management evaluated enterprise level goodwill for impairment and recorded an impairment charge of $277.2 million. The factors that influenced management’s evaluation are more fully discussed in the section below.

Impairment of Goodwill

The Company determined that certain events occurred in May 2001 that indicated a potential impairment in the recorded value of goodwill. During May 2001, it became apparent that previous growth expectations could not be met for several reasons, including:

1.	The restructuring, in general, resulted in a change in the strategic focus of the Company. The Company experienced significant management changes prior to May 2001, including a change in CEO, COO, CFO, and SVP of Sales. New management abandoned the development and marketing of certain products that no longer fit its business strategy and revised the Company’s revenue growth expectations accordingly.

2.	A lack of readily available investment capital to fund previously anticipated growth. Previous plans anticipated the ability to obtain additional equity funding, if and when necessary, to sustain the growth model. The Company’s new management team determined that due to the current conditions in the

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

capital markets, the availability of additional equity capital was less certain in the short term and that the Company’s current cash on hand must be optimized. The restructuring of the Company was intended to serve this purpose.

3.	The sector in which the Company operates is currently fragmented and volatile. The sector has been clouded by new entrants, consolidations, partnerships and failures which make it difficult to compare functions or evaluate redundancy. Volatility is evidenced by the significantly reduced stock prices and market capitalization levels of the Company’s competitors. These conditions contrast dramatically with those conditions that existed at the time of the Insurdata Merger in January 2000. While no assurances can be made regarding the Company’s success, management believes that the restructuring has placed the Company in a better position to withstand these volatile conditions.

4.	Management believes the economic slow-down in 2001 affected the spending capacity of healthcare insurance companies on information technology solutions and has, therefore, lowered the Company’s growth expectations from earlier projections at the time of the Insurdata Merger in January 2000.

The Company evaluated the book value of goodwill along with the estimated useful life of the asset (20 years). Based upon ongoing changes in the marketplace, in addition to recent changes within the Company itself, management determined that it was appropriate to reduce the useful life of goodwill from 20 years to 10 years. The Company initially evaluated the book value of goodwill using an estimate of the future undiscounted cash flows of the business enterprise over the adjusted estimated useful life. This analysis indicated that the goodwill was impaired as the carrying value of goodwill exceeded the undiscounted cash flows. The Company then proceeded to analyze future cash flows on a discounted basis using a discount rate of 33%, which was based upon a detailed analysis of the Company’s current risk profile. The Company’s future cash flows were estimated by management and included revenue growth rates ranging from 10% to 40%, however, no assurances can be made that these growth rates can be achieved. The analysis of discounted future cash flows resulted in a write down in the book value of goodwill totaling $277.2 million.

Note 7 — Related Party Transactions

The Company conducts a significant amount of business with a major shareholder, UICI. The Company is currently economically dependent upon UICI. Any change in the Company’s relationship with UICI could have a material, adverse effect on the Company’s operations. At December 31, 2001, UICI owned 46% of the Company’s outstanding common stock and owns warrants to purchase 222,396 shares of the Company’s common stock at prices ranging from $3.01 to $12.00. UICI also owns $1,666, face value, of the Company’s convertible debentures that are convertible into 185,185 common shares.

The Company currently provides services to a number of UICI subsidiaries and affiliates pursuant to written agreements ranging from one to five years, with annual renewable options thereafter. These services include the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. The most significant of the agreements is the UICI outsourcing agreement (“Technology Outsourcing Agreement”), which is generally a cost plus ten percent contract. In June 2002, the Company and UICI terminated the Technology Outsourcing Agreement. See Note 27 for further discussion of the termination.

UICI and its subsidiaries and affiliates constitute, in the aggregate, the Company’s largest customer. For the years ended December 31, 2001, 2000, and 1999, UICI and its subsidiaries and affiliates accounted for an aggregate of $29,657 (68%), $27,402 (64%), and $0 (0%), respectively, of the Company’s total revenues from continuing and discontinued operations. As of December 31, 2001 and 2000, Healthaxis had accounts receivable due from UICI and its subsidiaries and affiliates totaling $3,286, and $3,028, respectively. These

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

amounts represented 56% and 42% of the Company’s total accounts receivable at December 31, 2001 and 2000, respectively.

On January 25, 2001, Healthaxis entered into a software license agreement with UICI. Under the agreement, UICI paid a one-time license fee of $1,837 for a perpetual, enterprise-wide software license. UICI had the option to terminate the agreement within the first two years of its term, in which case a prorated portion of the one-time license fee would be refunded. The license fee revenue was deferred and was being recognized into revenue pro rate over 24 months. On September 24, 2001, this agreement was amended to shorten the original refund period from December 2002 to March 2002. The remaining refundable amount of $840, as detailed in the amended agreement, is being recorded as revenue pro rata over the remaining six-month term of the amended contract. Revenue recognized during 2001 under this agreement was $1,417.

On December 29, 2000, Healthaxis entered into an asset purchase agreement with a wholly owned UICI subsidiary. Under the agreement, Healthaxis purchased certain claims processing software developed by UICI for a purchase price of $1,600, which approximated UICI’s book value of the asset. The software was written off in May 2001 in connection with the Company’s restructuring.

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

On November 30, 1999 Healthaxis sold PILIC to AHC which was owned by Alvin Clemens, the Company’s then Chairman (See Note 5).

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

Al Clemens Severance Agreement

On August 15, 2000, Alvin H. Clemens, the Company’s then Chairman, and Healthaxis entered into an agreement terminating Mr. Clemens’ employment contract. The termination agreement became effective upon consummation of the HAXS Merger in January 2001. Under the terms of the termination agreement, Mr. Clemens was to receive aggregate payments totaling $2,125 paid in quarterly installments over five years beginning in the first quarter of 2001. The Company, at its option, could make the quarterly payments in shares of Healthaxis common stock not to exceed a total of 500,000 shares. Mr. Clemens, at his option, could request that the Company pay one-third of the value of each payment in cash in lieu of stock to cover

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

income tax liabilities. The Company recorded $1,862, of compensation expense related to this agreement during 2001, which is included in general and administrative expenses.

During 2001, the Company elected to make the quarterly severance payments in common stock, to the extent offset by Mr. Clemens’ elections to receive one-third of such value in cash. The Company issued 94,444 shares to Mr. Clemens in 2001 under this arrangement. At December 31, 2001, the accrued liability relating to this arrangement totaled $1,700. On February 27, 2002, the Board of Directors approved an agreement to settle the remaining amount due under the agreement for 358,332 shares of common stock (See Note 26).

Note 8 — Transactions with Digital Insurance

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

Effective May 31, 2001, the Company entered into an Amended Asset Purchase Agreement and Amended Software Licensing and Consulting Agreement. Under the terms of these amendments, the Company agreed to settle all amounts due from Digital Insurance (other than trade accounts receivable) under the original agreements for a lump sum cash payment of $2,000, which approximated the Company’s carrying values.

Revenue recognized during the years ended December 31, 2001 and 2000 under these agreements totaled $2,422 and $2,093, respectively.

The following table shows the aggregate amounts paid by Digital Insurance, prior to and including the $2,000 lump sum payment, as compared to the original contracted amount:

	Original	Amount
	Commitment	Received

Purchase price	$1,000	$1,000
Professional services	3,000	3,000
License fees	3,000	813

Total	$7,000	$4,813

The amendments further require Digital Insurance to pay Healthaxis $100 per month effective June 1, 2001 continuing through the earlier of either May 31, 2002, or the date Digital Insurance gives written notice to Healthaxis that Digital Insurance no longer utilizes the user interface sold by Healthaxis. This $100 represents a guaranteed monthly minimum commitment and will cover a dedicated staff of approximately 5.5 full time equivalents, Web hosting services, shared telecommunications cost, and rent and operating expenses in Healthaxis’ former East Norriton, Pennsylvania facility.

In conjunction with management’s periodic review of long-lived assets, a write down of the Company’s investment in Digital Insurance, which was obtained in connection with the sale of the Company’s retail website operations (See Note 5), of $1.2 million was recorded during the second quarter of 2001. This write

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

down was based upon the Company’s then current estimate of the investment’s net realizable value. In October 2001, Digital Insurance completed an equity financing of $6.0 million, for which Healthaxis waived its preemptive rights to participate. Based upon the dilution and the share price for the newly issued preferred stock, the Company determined that an other than temporary decline in value occurred and took an additional write down of $1.7 million in the third quarter of 2001. At December 31, 2001, the Company’s investment in Digital Insurance is valued at $227 ($.07 per share). As a result of the additional equity financing of Digital Insurance, Healthaxis’ ownership was reduced to approximately 2.5% of the fully diluted shares of Digital Insurance.

Note 9 — Assets Held for Sale and Loss on Building

Assets held for sale at December 31, 2000, represents the book value of the Company’s former headquarters building in East Norriton, Pennsylvania. On December 22, 2001, the Company sold the building for a gross sales price of $3,000, which resulted in a realized loss of $2,498. The net cash proceeds from the sale totaled $2,626.

Note 10 — Notes Receivable and Notes Receivable from Employees

Notes receivable from employees bear interest at rates ranging between 6% and 8%. Of the $311 outstanding at December 31, 2001, $184 is due December 31, 2002, with the remainder due March 31, 2004.

Notes receivable consist of the following:

	December 31,

	2001	2000

Note receivable from Digital Insurance, $250 due March 1, 2001, $250 due July 1, 2001, bears interest at 9.5%, unsecured	$—	$500
Line of credit due from customer, due in equal monthly principal payments through December 2005, bears interest at prime plus 2%, unsecured	175	—
Note receivable from a subsidiary of UICI, monthly payments of $8, matures December 2004, bears no interest (discounted at 8.75%), unsecured	242	309
Other	10	10

Total	427	819
Less current portion	(119)	(577)

Notes receivable, non-current	$308	$242

\

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

Note 11 — Property, Equipment and Software

Property, equipment and software, at cost, consist of the following:

	Useful Lives	December 31,
	(Years)	2001	2000

Computer equipment	3	$8,724	$8,444
Office furniture and equipment	7-10	1,926	3,156
Leasehold improvements	3-5	1,094	1,289
Computer software	1-3	2,018	1,832

		13,762	14,721
Less accumulated depreciation and amortization		(10,311)	(9,032)

		$3,451	$5,689

Depreciation and amortization expense totaled $3,026 year ended December 31, 2001.

Note 12 — Accrued Liabilities and Other Liabilities

Accrued liabilities and other liabilities consist of the following:

	December 31,

	2001	2000

Salaries, benefits and payroll taxes	$502	$917
Severance	1,829	751
Interest and penalties	301	1,451
Due to UICI	198	2,359
Professional services	9	332
Taxes	1,085	—
Other	83	229

	4,007	6,039
Less other liabilities	(1,087)	(15)

Accrued liabilities	$2,920	$6,024

Other liabilities at December 31, 2001 consists primarily of a contingent tax liability in the amount of $1,085.

Note 13 — Convertible Debentures

On September 15, 1999 Healthaxis issued 2% convertible debentures (“Debentures”) in the amount of $27,500 with an original due date of September 14, 2002. The Debentures bear interest at the rate of 2% per annum, payable in cash or the equivalent value of Healthaxis’ common stock, semi annually on January 1 and July 1 of each year, beginning on January 1, 2000. Except with respect

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

to overdue interest it is assumed that Healthaxis will make all payments of interest in common stock, subject to those shares being registered, unless Healthaxis notifies the holder in writing otherwise.

As part of the transaction, Healthaxis issued to the Debenture holders warrants to purchase 202,802 shares of its common stock at an exercise price equal to the conversion price ($20.34 per share) (“Warrants”). The Warrants had a term of five years, were valued at $2,317 and were accounted for as a cost of issuing the Debentures. The total cost of issuing the Debentures was $3,052 and consisted of the value of the Warrants and other costs, which have been amortized over the anticipated life of the Debentures as interest expense.

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

During January 2001, the Company completed a restructuring of its Debentures that resulted in a reduction of the conversion rate from $20.34 per share to $9.00 per share, an extension of the maturity date from September 14, 2002 to September 14, 2005, and a modification of the events of default. In addition, the terms of the Warrants to purchase 202,802 shares of Healthaxis’ common stock issued to the purchasers of the Debentures were also amended to reduce the exercise price to $3.01 per share and to extend the exercise period of the warrants for an additional year, or until September 13, 2005. Based upon the revised conversion price, the amended Debentures are convertible into 3,055,555 shares of Healthaxis’ common stock. As a result of the significance of the modifications, the original instrument was considered extinguished, and a new instrument issued. The Debentures were recorded at their estimated fair value of $27,000. The fair value of the Debentures was estimated based on an estimated discount rate of 10% and consideration of the estimated fair value of the adjusted equity conversion rights. The adjusted equity conversion rights were valued using the Black-Scholes option pricing model with the following assumptions: 100% volatility, expected term of 4.75 years representing the extended term of the convertible debt, 0% dividends, and a 5% risk free interest rate. As a result of the transaction, the Company recorded and extraordinary gain of $1,681, which represents the excess of the carrying value over the estimated fair value of the debt.

During the year ended December 31, 2001, the Company recorded $824 in interest expense related to the Debentures. Of this amount $265 was paid via the issuance of 157,454 shares of the Company’s common stock, and $274 related to the non-cash amortization of the debt discount.

Note 14 — HPS Agreements

Loans Payable to HPS: The Company received $5,000 from HealthPlan Services, Inc. (“HPS”) in the fourth quarter of 1997, which was accounted for as loan payable, discounted at a rate of 9.25% resulting in a $3,865

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

amount which was to be amortized over five years with payments of $95,000 per month including interest. The loan was paid in June 1999.

Settlement Agreement with HPS: During 1999, COM and Healthaxis entered into a settlement agreement at no cost to resolve a number of disputes that had arisen between Healthaxis and HPS relative to HPS’ performance of administrative services under the outsourcing agreement and between COM and HPS relative to COM’ performance under the ECommerce Agreement and the HPS stock purchase agreement for COM common stock.

The settlement agreement provided for the following:

•	HPS and Healthaxis and its subsidiaries, including COM, granted each other a mutual release of all claims in connection with each party’s performance under the agreements;

•	HPS purchased the remaining outstanding shares of one of PILIC’s subsidiaries for $1,500, which was set off against service fees owed by Healthaxis to HPS;

•	HPS exercised a warrant granted in 1998 pursuant to the terms of the ECommerce Agreement for 100,000 shares of Healthaxis’ common stock for $900, which was set off against service fees owed by Healthaxis to HPS; and

•	Healthaxis agreed to pay the remaining balance of the service fees owed by it to HPS in the amount of $1,267 on or before June 30, 1999.

Note 15 — Capital and Operating Lease Obligations

The Company leases office space and various pieces of equipment under operating leases expiring in various years through 2005. In addition, the Company also leases certain equipment under capital leases expiring in 2002. Future minimum rent payments under capital and operating leases for each of the next five years and in aggregate are as follows:

	Operating	Capital

2002	$1,340	$9
2003	1,051	—
2004	984	—
2005	966	—
2006	2	—

	$4,343	9

Less amount representing interest		(1)

Present value of future minimum lease payments		8
Less current portion		(8)

		$—

At December 31, 2001 and 2000, the Company had computer equipment with an original cost of $446 under capital leases. Accumulated amortization of this equipment totaled $275 and $186 at December 31, 2001 and 2000, respectively.

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

Note 16 — Ceding Commission Liability and Extraordinary Item

In December 1998, PILIC entered into a coinsurance agreement with Hannover Life Reassurance Company of America (“RCH”) whereby PILIC received a $10,000 ceding commission which consisted of a $5,000 non-refundable payment and a $5,000 payment contingent upon RCH’s earning at least $10,000 in future profits from the ceded inforce business, plus 12% interest (the “Guaranteed Amount”). Healthaxis recognized a $5,000 ceding commission liability because of the negative financial history of the business. At no point did RCH earn the Guaranteed Amount from the ceded business. As such, Healthaxis incurred $575 and $600 of interest expense during 2000 and 1999, respectively.

On December 1, 2000, Healthaxis entered into a settlement agreement with RCH. Under the terms of the agreement, RCH released Healthaxis from all liability under Healthaxis’ original guarantee, in return for a cash payment of $4,250. Healthaxis recognized a gain on forgiveness of debt totaling $1,925 related to the transaction, which is reflected as an extraordinary gain in 2000.

Note 17 — Segment Reporting

As discussed previously, in May of 2001, the Company implemented a restructuring plan which, among other things, created four separate business units, each with accountability for operations beginning July 1, 2001. Each business unit is deemed to be a reporting segment. During the current year, primarily as a result of a change in the Company’s chief operating decision maker, the Company underwent a fundamental reorganization and redesign of its internal financial reporting system. As a result of the reorganization and redesign, it is impractical to restate the Company’s results for the prior periods to conform with the current presentation. In addition, it is not necessary to restate the current year presentation to conform with that of the prior periods, as the Company operated in only one segment prior to the current year.

Assets are not allocated to business units for internal reporting purposes and are therefore not included in the segment information below.

The Company’s operating segments are:

•	Application Solutions Group — provides web-enabled systems for enrollment, administration and processing of health insurance claims on an Application Service Provider basis.

•	Web Technology Group — provides web-enabled connectivity platforms and solutions for self service (broker, employer, employee and providers), large group enrollment and small group enrollment, sale/distribution and post-sale administration of group and individual insurance policies including health, life and dental insurance, and solutions for enabling compliance with HIPAA.

•	Imaging Services Group — provides electronic data capture, imaging, storage and retrieval of health insurance claims, attachments and other correspondence.

•	Outsourcing Group — provides system technology support services on an outsourcing basis to the Company’s largest client, UICI. See Note 27 regarding discontinuance of this segment.

Each business segment generally sells its products and services to the same constituent users, generally located in the United States, namely healthcare payers, which include insurance companies, third party administrators, brokers, Blue Cross/Blue Shield plans and self-insured employers.

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

All revenue is specifically associated with a separate business unit and therefore there are no reconciling items. Portions of revenue generated from UICI and its subsidiaries are earned under contracts or agreements other than the Technology Outsourcing Agreement and such revenues are included in the appropriate business unit. Earnings before interest, income tax, depreciation and amortization (“EBITDA”) is the primary liquidity measurement used by management to make decisions regarding the segments. However, EBITDA is not a measure defined in generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to operating income as determined in accordance with GAAP. EBITDA does not consider depreciation and amortization of software and equipment which could be significant with increased capital expenditures. Management does not consider these expenses significant for purposes of evaluating separate business unit liquidity. EBITDA, as defined by the Company, also excludes restructuring and impairment, severance and non-cash stock based compensation charges (“EBITDA As Defined”). For the year ended December 31, 2001, EBITDA As Defined excludes $6,590 for stack based compensation charges, $1,085 of accrued taxes, $2,108 for severance, $2,498 for the loss on sale of building, and $279,607 for restructuring charges. Management uses the EBITDA measurement to monitor basic cash flow generated and used in the Company's core operating activities, and to monitor the effects of changes made by management in the Company's operations across different time periods. This factor alone is insufficient to measure all of the Company's operating characteristics and is used in conjunction with GAAP operating income to measure total operating performance. EBITDA and EBITDA As Defined may not be comparable to similarly titled measures reported by other companies. Corporate overhead includes executive management, accounting, legal and human resources, and other expenses. Although the Company’s restructuring affected all of the Company’s segments, it is included as a component of corporate overhead as this presentation is consistent with how management views the operations. Operating income does not include any cost allocations for corporate overhead.

	Web	Application	Imaging	Corporate	Consolidated
	Technology	Solutions	Services	Overhead	Total

Year Ended December 31, 2001
Revenue	$5,949	$12,307	$4,849	$—	$23,105
EBITDA As Defined	(2,512)	1,841	(248)	(5,700)	(6,619)
Depreciation and amortization	866	1,250	768	12,833	15,717
Operating income (loss)	(3,378)	591	(1,016)	(310,421)	(314,224)

The Company’s core products are sold through the Application Solutions Group and the Web Technology Group, and most of the Company’s research and development efforts are concentrated in these areas. The Application Solutions Group is a mature business with over 20 years history and client base. The Web Technology Group is a relatively new business, built to take advantage of the Company’s internet expertise and the healthcare industry’s movement to web-enable legacy systems. The Imaging Services Group serves as an entry point for new clients, through cost savings, and introduces cross-selling opportunities for other Company products.

The Imaging Services Group includes a processing center in Jamaica. Approximately 6.2% of the Company’s total revenues in 2001 were derived from the Jamaican operation, which processes claims for the Company’s domestic (U.S. based) clients. Additionally, the Jamaican operation accounts for approximately $375 of the net book value of the Company’s fixed assets at December 31, 2001, primarily consisting of data processing equipment, software and furniture. Any interruptions of service in the Jamaican operation could result in downtime and additional expense to repair the facility, relocate the operation or divert the processing to the Company’s U.S. based centers.

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

Note 18 — Income Taxes

Significant components of deferred taxes consisted of the following:

	December 31,

	2001	2000

Deferred tax assets:
Reserve for bad debt	$18	$106
Start up expenses	416	965
Post employment retirement benefits	348	375
Net operating and capital loss carryforwards	48,442	45,117
Accrued expenses and deferred revenues	1,556	206

Total deferred tax assets	50,780	46,769

Deferred tax liabilities:
Customer base	(2,360)	(4,516)
Capitalized software development costs	(224)	(1,689)
Other, net	(128)	(47)

Total deferred tax liabilities	(2,712)	(6,252)

Deferred tax asset before valuation allowance	48,068	40,517
Valuation allowance	(48,068)	(40,517)

Net deferred tax asset	$—	$—

Effective April 1, 1999, COM was no longer eligible to participate in the Company’s consolidated federal income tax return. However, from January 26, 2001 (date of HAXS Merger) forward, COM will be included in the Company’s consolidated federal income tax return. The Company’s net operating loss carryforward amounts total $138,000 and are available to offset its future taxable income through 2016.

Approximately $2,000 of the consolidated net operating losses result from a 1989 acquisition. These NOLs expire between 2001 and 2004 and are subject to annual limitations of $24, thereby significantly reducing their ultimate utilization.

As a result of the capital transactions of both Healthaxis and COM, including the Insurdata Merger and the HAXS Merger, the utilization of NOL carryforwards is limited. Additionally, the utilization of these NOL’s, if available, to reduce future income taxes is dependent on the generation of sufficient taxable income prior to their expiration.

As it is considered more likely than not that the deferred tax assets will not be realized, the Company has established a valuation allowance for all net deferred tax assets.

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

The reconciliation of the recorded income tax provision to the benefit expected by applying the appropriate statutory income tax rate (35%) to the loss before income taxes is as follows:

	Years Ended December 31,

	2001	2000	1999

Amount computed at statutory rate	$(109,778)	$(30,397)	$(19,023)
Change in valuation allowance	6,962	12,396	20,794
Amortization/impairment of goodwill	100,676	13,700	276
Other permanent differences	2,140	4,189	(2,047)
Reversal of prior year federal income taxes	—	(585)	—
Other, net	—	112	—

Total income tax benefit	$—	$(585)	$—

Note 19 — COM Equity

The Company’s primary operations occurred in COM, a controlled subsidiary. Prior to the HAXS Merger, a substantial amount of the Company’s equity was obtained through the sale of COM equity instruments with such transactions included in the Company’s financial statements through consolidation. The following summarizes the significant equity events at COM that contributed to the Company’s increase in additional paid in capital in the consolidated statements of changes in stockholders’ equity. During the years ended December 31, 2001, 2000, and 1999 the increase in net assets in COM totaled $115, $242,845, and $44,395, respectively. This increase relates to the consolidated Company’s share of equity transactions that occurred at COM. The remaining portion of the COM equity transactions not included in the increase in net assets of COM have been recorded as a component of minority interest.

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

On January 7, 2000, COM issued 21,807,567 common shares in connection with the Insurdata Merger (See Note 4).

COM Series A Convertible Preferred Stock

During 1998, COM issued a total of 545,916 shares of COM Cumulative Convertible Series A Preferred Stock, par value $1.00 (“Series A Preferred Stock”) to PILIC for $2,400. Initially, PILIC purchased 405,886 shares of Series A Preferred Stock at $5.91 per share. The Stock Purchase Agreement for Series A Preferred Stock with PILIC contained a price adjustment provision that would require COM to issue to PILIC

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

additional shares of Series A Preferred Stock if COM sold other shares of common or preferred stock to another investor at a lower price. As a result of the sale of Series B Preferred Stock to America Online (“AOL”) at $4.40 per share, COM issued an additional 140,030 shares of Series A Preferred Stock to PILIC so that PILIC’s price per share would also equate to $4.40 per share.

In 1999, Healthaxis purchased all Series A Preferred Stock from PILIC and transferred 100,000 shares to AHC, a newly formed Pennsylvania business corporation, owned by Alvin H. Clemens, the Company’s then Chairman, for no consideration. On January 26, 2001, in connection with the HAXS Merger, the 100,000 shares of Series A Preferred Stock were converted into 133,000 Healthaxis common shares based on the terms of the HAXS Merger.

COM Series B Convertible Preferred Stock

During 1998, COM issued 625,529 shares of Series B convertible preferred stock, par value $1.00 per share (“Series B Preferred Stock”) to AOL at $4.40 per share for an aggregate purchase price of $2,750, less issuance costs of $51. On January 26, 2001, in connection with the HAXS Merger, all of the Series B Preferred shares were converted into 834,455 shares of Healthaxis common stock.

COM Series C Convertible Preferred Stock

On March 30, 1999, COM issued 1,526,412 shares of COM Series C convertible preferred stock at $5.77 per share (“Series C Preferred Stock”), for an aggregate purchase price of $8,807, less issuance costs of $684 and $278 representing the value of COM warrants issued to an investment banker for services rendered in connection with the Series C Preferred Stock Offering. On January 26, 2001, in connection with the HAXS Merger, all of the Series C Preferred shares were converted into 2,036,232 shares of Healthaxis common stock.

COM Series D Convertible Preferred Stock

On July 12, 1999, COM issued 333,334 shares of COM Series D convertible preferred stock at $12 per share for an aggregate purchase price of $4,000, less issuance costs of $40 (“Series D Preferred Stock”). On January 26, 2001, in connection with the HAXS Merger, all of the Series D Preferred shares were converted 444,667 shares of Healthaxis common stock.

Note 20 — Stockholders’ Equity

At December 31, 2001, common stock reserved for future issuance is as follows:

Conversion of Debentures	3,055,555
Options issued in HAXS Merger	5,146,771
Healthaxis 2000 Option Plan	10,000,000
Warrants	2,269,112
Other inactive option plans	2,389,497

Total	22,860,935

On September 9, 1999, Healthaxis and Mr. Clemens, Healthaxis’ then Chairman, entered into an agreement whereby Mr. Clemens agreed to; 1) convert approximately 557,000 shares of Healthaxis’ Series A Preferred Stock, 2) amend his agreement to purchase 550,000 shares of Healthaxis’ Series A Preferred Stock in

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

exchange for an option to purchase Healthaxis common stock, and 3) release all right, title and interest to options to purchase 202,802 shares of Healthaxis’ common stock. The exercise prices of the options to purchase common stock range from $3.64 to $8.75 per share and had a weighted average price per share of $4.56. In consideration of the aforementioned Healthaxis paid Mr. Clemens $650 which was accounted for as compensation expense.

Note 21 — Amortization of Intangibles

Amortization of intangibles relates to the amortization of goodwill, customer base, and capitalized software resulting from the Insurdata and HAXS Mergers and the amortization of goodwill resulting from the purchase of COM common shares from a minority shareholder in 1999. The customer base and capitalized software resulting from the Insurdata Merger are being amortized over their estimated useful lives of 4 and 3 years, respectively. The goodwill resulting from the Insurdata and HAXS Mergers was being amortized over 20 years until May 2001 at which time the estimated life was reduced to 10 years in connection with the Company’s restructuring (See Note 6).

The goodwill resulting from the 1999 purchase of COM shares from a minority shareholder was being amortized over 3 years until June 30, 2000, at which time the remaining net book value was recognized as a component of the loss on the sale of the discontinued retail website operations.

Following is a summary of the amortization of intangibles:

	Years Ended December 31,

	2001	2000	1999

Capitalized software	$853	$954	$—
Goodwill	10,443	35,423	765
Customer base	2,738	4,301	—

	$14,034	$40,678	$765

See Note 26 for disclosure of proforma results of operations, adjusted to exclude goodwill amortization.

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

Note 22 — Stock Options and Warrants

Healthaxis Stock Options and Warrants

The following table summarizes the changes in outstanding Healthaxis stock options and warrants:

	Stock Options		Warrants

		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at January 1, 1999	3,408,016	$3.93	1,700,000	$5.38
Granted	344,831	9.51	254,469	12.86
Exercised	(778,925)	6.35	(250,000)	8.20
Canceled/forfeited	(327,831)	6.50	(75,000)	3.85

Outstanding at December 31, 1999	2,646,091	3.60	1,629,469	7.33
Granted	—	—	53,333	3.03
Exercised	(28,450)	6.59	(41,500)	3.57
Canceled/forfeited	(44,875)	7.97	(25,000)	5.00

Outstanding at December 31, 2000	2,572,766	3.02	1,616,302	7.32
Granted	6,919,918	2.20	952,810	5.25
Exercised	—	—	—
Canceled/forfeited	(1,252,949)	3.03	(300,000)	3.38

Outstanding at December 31, 2001	8,239,735	$2.33	2,269,112	$5.17

Options/Warrants Exercisable at December 31,
1999	2,555,491		1,575,969
2000	2,538,266		1,591,002
2001	6,621,557		2,243,812

Following is a summary of the status of stock options outstanding at December 31, 2001:

Outstanding options				Exercisable Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Price Range	Number	Life	Price	Number	Price

$.68 - $.98	1,388,876	6.1 yrs	$.90	1,294,476	$.91
$1.00 - $1.70	2,539,111	3.6 yrs	$1.31	2,025,549	$1.36
$2.10 - $3.64	3,217,579	4.8 yrs	$2.77	2,209,763	$2.84
$4.25 - $5.00	875,769	1.8 yrs	$4.35	874,269	$4.35
$7.50 - $10.00	218,400	3.8 yrs	$8.85	217,50	$8.86

	8,239,735			6,621,557

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

Total stock based compensation for the years ended December 31, 2001, 2000, and 1999 totaled $5,564, $4,927, and $0, respectively.

From 1996 through 1999, Healthaxis maintained several stock option plans that provided for option grants to directors and key employees of Healthaxis and its subsidiaries. In addition, certain Healthaxis option plans provided for grants to non-employee field representatives and agents related to Healthaxis’ discontinued insurance operations. During 2000, no options were granted by Healthaxis and all such plans became inactive.

On January 26, 2001 the Healthaxis shareholders approved the 2000 Stock Option Plan (“Healthaxis 2000 Plan”). Under the Healthaxis 2000 Plan, employees, officers and directors of Healthaxis, as well as certain consultants, are eligible to receive Healthaxis options.

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

On September 20, 2000, Healthaxis issued 50,000 warrants to a selling Debenture holder in connection with the sale of Debentures to UICI and Al Clemens (See Note 7). The warrants have an exercise price of $3.01. The Company recognized expense totaling $115 related to this transaction which represented the fair value of the warrants determined using the Black-Scholes option pricing model. The following major assumptions were used in the model: expected term of 3.25 years, expected volatility of 95%, a risk free interest rate of 4.75%, and no expected dividends.

On September 29, 2000, Healthaxis entered into an agreement with certain of its former agents that reduced the exercise price of existing options to purchase 318,042 shares of Healthaxis’ common stock from original exercise prices ranging from $4.75 to $14.63 per share to $4.25 per share. The agreement also reduced the payments required to be made pursuant to a registration rights agreement with such individuals relating to the shares issuable upon the exercise of such options. Healthaxis recorded a charge of $500 during the year ended December 31, 2000, relating to this repricing of non-employee options.

COM Stock Options and Warrants

During the first quarter of 2000, the board of directors of COM granted 1,178,200 options under its 1998 Stock Option Plan (“1998 Plan”). All such options were granted with an exercise price of $15.00 per share, which represented the fair value of the COM common stock based upon privately negotiated equity transactions. Since this grant price was below the fair market value of Healthaxis’ common stock on the dates of the grants, COM recorded compensation expense totaling $4,107 during 2000.

On May 24, 2000, the board of directors of COM repriced 1,773,050 existing options. The options affected had original exercise prices ranging from $12.00 to $15.00 per share. The exercise price of these options was adjusted to $3.31 based upon the quoted market share price of Healthaxis’ common stock as reported on the NASDAQ National Market on the date of the repricing. COM accounted for these options as a variable award subsequent to the repricing. In January 2001, these awards were exchanged for Healthaxis options under the terms of the HAXS Merger and continue to be accounted for under variable option accounting.

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

The fair value of Healthaxis’ stock at December 31, 2001 and 2000, was below the new exercise prices and as such, no compensation cost has been recognized during the years ended December 31, 2001 and 2000 due to the repricing.

Warrants

During 1998 and 1999, COM issued a total of 1,125,000 warrants. Of these warrants, all but 63,000 were issued in connection with marketing and carrier agreements related to COM’s discontinued retail website operations. The 63,000 warrants issued in 1999 were issued in connection with the issuance of Series C Preferred Stock and were recorded as a direct financing cost. On January 26, 2001, pursuant to the terms of the HAXS Merger, the Company issued 952,810 warrants in exchange for the outstanding COM warrants. These warrants were included as a component of the HAXS Merger purchase price based upon their fair value determined using the Black-Scholes option pricing model. The following major assumptions were used in the model: average expected term of 4.24 years, expected volatility of 100%, a risk free interest rate of 4.75%, and no expected dividends.

Pro Forma Information

The Company has adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock Based Compensation ”. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date of grants in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	2001	2000	1999

Net loss applicable to common shares
as reported	$(310,572)	$(35,016)	$(46,601)
Pro forma	$(317,195)	$(37,655)	$(48,192)

	Basic & Diluted	Basic & Diluted	Basic & Diluted

Net loss applicable to common shares
as reported	$(6.19)	$(2.68)	$(3.80)
Pro forma	$(6.33)	$(2.88)	$(3.93)

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
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

Note 23 — Commitments and Contingencies

The Company is involved in normal litigation, including that arising in the ordinary course of business. Management is of the opinion that no litigation will have a material adverse effect on the results of operations or financial position of the Company.

Note 24 — Post Retirement and Post Employment Liabilities and Employee Benefit Plans

Healthaxis has an obligation to provide certain post retirement benefits, primarily lifetime health, dental and life insurance coverage, to a group of individuals consisting of three former PILIC executives, 18 retired PILIC employees, and the Company’s former Chairman. These liabilities were assumed by Healthaxis in accordance with the terms of the transfer of PILIC (See Note 5). Because this obligation exists until the death of the participants, actuarial calculations, which include the use of estimates, are used to determine the carrying value of the liability. These estimates include a life expectancy of 83 years, a discount rate of 7.25% to calculate the present value of the expected future costs, a 3% annual growth factor for life insurance and a range of 5%-10% annual growth factor for medical insurance. As of December 31, 2001, the Company has $995 recorded related to post retirement and post employment liabilities.

Changes in the post retirement and past employment liabilities were as follows:

Balance at January 1, 2000	$1,029
Interest cost	73
Service cost	86
Payments	(116)

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

Balance at December 31, 2000	1,072
Interest cost	57
Service cost	(14)
Payments	(120)

Balance at December 31, 2001	$995

At December 31, 2001, the unamortized, unrecognized net obligation existing at the date of the initial application of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” was $293. The amortization of this transition liability was $58 per year for the years ended December 31, 2001, 2000, and 1999, and is included as a component of service cost.

The Company sponsors a defined contribution retirement savings plan under section 401(k) of the Internal Revenue Code covering substantially all employees. All contributions are subject to limitations imposed by IRS regulations. The total benefit expense under this plan amounted to $558, $547, and $53 for the years ended December 31, 2001, 2000, and 1999, respectively.

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

Note 25 — Quarterly Results of Operations (unaudited)

The following is a tabulation of the Company’s quarterly results of operations for the years 2001 and 2000:

	2001
	Q1	Q2	Q3	Q4	Total

Revenue	$5,588	$5,970	$5,869	$5,678	$23,105
Operating expenses	24,603	294,715	8,236	9,775	337,329

Operating loss	(19,015)	(288,745)	(2,367)	(4,097)	(314,224)
Interest expense and other income, net	65	(1,187)	(1,654)	(19)	(2,795)

Loss before minority interest	(18,950)	(289,932)	(4,021)	(4,116)	(317,019)
Minority interest in loss of subsidiary	3,080	—	—	—	3,080

Net loss before taxes	(15,870)	(289,932)	(4,021)	(4,116)	(313,939)
Income tax provision	—	—	—	—	—

Net loss before extraordinary item	(15,870)	(289,932)	(4,021)	(4,116)	(313,939)
Extraordinary gain	1,681	—	—	—	1,681

Net loss from continuing operations	(14,189)	(289,932)	(4,021)	(4,116)	(312,258)
Gain from discontinued operations	339	435	615	297	1,686

Net loss	$(13,850)	$(289,497)	$(3,406)	$(3,819)	$(310,572)

Gain (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.38)	$(5.49)	$(0.07)	$(0.08)	$(6.26)
Discontinued operations	0.01	0.01	0.01	0.01	0.04
Extraordinary gain	0.04	—	—	—	0.03

Net loss	$(0.33)	$(5.48)	$(0.06)	$(0.07)	$(6.19)

		2000
	Q1	Q2	Q3	Q4	Total

Revenue	$5,552	$5,194	$6,170	$4,528	$21,444
Operating expenses	22,080	22,423	20,055	19,402	83,960

Operating loss	(16,528)	(17,229)	(13,885)	(14,874)	(62,516)
Interest expense and other income, net	(585)	408	(916)	(1,884)	(2,977)

Loss before minority interest	(17,113)	(16,821)	(14,801)	(16,758)	(65,493)
Minority interest in loss of subsidiary	9,360	9,708	7,786	9,134	35,988

Net loss before taxes	(7,753)	(7,113)	(7,015)	(7,624)	(29,505)
Income tax provision	—	—	—	585	585

Net loss before extraordinary item	(7,753)	(7,113)	(7,015)	(7,039)	(28,920)
Extraordinary gain	—	—	—	1,925	1,925

Net loss from continuing operations	(7,753)	(7,113)	(7,015)	(5,114)	(26,995)
Loss on disposal of discontinued operations	—	(2,802)	—	502	(2,300)
Gain (loss) from discontinued operations	(3,579)	(2,649)	85	422	(5,721)

Net loss	$(11,332)	$(12,564)	$(6,930)	$(4,190)	$(35,016)

Gain (loss) per share of common stock (basic and diluted) Continuing operations	$(0.59)	$(0.54)	$(0.54)	$(0.54)	$(2.21)
Discontinued operations	(0.28)	(0.42)	0.01	0.07	(0.62)
Extraordinary gain	—	—	—	0.15	0.15

Net loss	$(0.87)	$(0.96)	$(0.53)	$(0.32)	$(2.68)

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

Note 26 — Subsequent Events

Settlement with Al Clemens

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

Accounting for Goodwill and Other Intangibles

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

Following is a presentation of the results of operations, adjusted to exclude goodwill amortization:

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

		Years Ended December 31,

	2001	2000	1999

Reported net loss before extraordinary item	$(312,253)	$(36,941)	$(46,531)

Reported net loss	$(310,572)	$(35,016)	$(46,531)

Add back: amortization of goodwill*	$8,628	$12,809	$765

Adjusted net loss before extraordinary item	$(303,625)	$(24,132)	$(45,766)

Adjusted net loss	$(301,944)	$(22,207)	$(45,766)

Basic and diluted earnings per share:
Reported net loss before extraordinary item	$(6.23)	$(2.83)	$(3.80)

Reported net loss	$(6.19)	$(2.68)	$(3.80)

Add back: amortization of goodwill	$0.17	$0.98	$0.06

Adjusted net loss before extraordinary item	$(6.06)	$(1.85)	$(3.74)

Adjusted net loss	$(6.02)	$(1.70)	$(3.74)

•     Includes net effect of portion attributable to minority interest, if any

Note 27 — Termination of UICI Technology Services Agreement

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

Discontinued Operations

In 2002 the Company changed its accounting policy for impairment of long-lived assets including the accounting for discontinued operations to comply with the required adoption of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new policy broadens the reporting of discontinued operations to a component of the Company’s operations where the components operations and cash flows have been or will be eliminated from ongoing operations of the Company and the Company will have no significant continuing involvement in the operations of the component after disposal. Consistent with the prior accounting policy the results of discontinued operations are to be reported as a separate component of income before extraordinary items, net of income taxes, with all prior periods restated for comparability purposes.

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

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except share and per share data)

Assets related to discontinued operations consists of the following:

	December 31,
	2001	2000

Accounts receivable from affiliates	$2,263	$2,906
Property, equipment and software	—	742
Customer base	3,628	10,194
Goodwill	484	484
Accounts payable	(42)	—

Total	6,333	14,326
Less current portion	(2,263)	(2,906)

Non-current portion	$4,070	$11,420

The operating results of the discontinued Outsourcing segment are as follows:

	Years Ended December 31,
	2001	2000	1999

Revenues	$20,685	$21,352	$—
Cost of revenue	17,436	17,334	—
Amortization of intangibles	1,563	3,398	—

Total expenses	18,999	20,732	—

Net income	$1,686	$620	$—

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The materials set forth below are filed as part of this report.

Page

(1) List of Financial Statements:
Report of Independent Auditors	40

Report of Independent Certified Public Accountants	41

Consolidated Balance Sheets — December 31, 2001 and 2000	42

Consolidated Statements of Operations — Years ended December 31, 2001, 2000, and 1999	43

Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2001, 2000, and 1999	44

Consolidated Statements of Cash Flows — Years ended December 31, 2001, 2000, and 1999	45
Notes to Consolidated Financial Statements	47
(3) Exhibits:
The Exhibits listed on the accompanying Exhibit Index immediately following the Financial Statement Schedules are filed as part of, and are incorporated by reference into, this Report.

(b)	Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to this report to be signed on its behalf by undersigned, thereunto duly authorized.

Healthaxis Inc.
Date: December 10, 2002	By:
/s/ James W. McLane
James W. McLane
Chairman of the Board, President, Chief Executive Officer (Duly Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James W. McLane James W. McLane	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	December 10, 2002

/s/ John M. Carradine John M. Carradine	Chief Financial Officer and Treasurer (principal financial and accounting officer)	December 10, 2002

* Michael Ashker	Director	December 10, 2002

* Kevin Brown	Director	December 10, 2002

* Alvin H. Clemens	Director	December 10, 2002

* Adam J. Gutstein	Director	December 10, 2002

* Henry G. Hager	Director	December 10, 2002

* Kevin F. Hickey	Director	December 10, 2002

* James L. Hopkins	Director	December 10, 2002

* Dennis B. Maloney	Director	December 10, 2002

     *By: /s/ John M. Carradine
              John M. Carradine,
              Attorney-in-Fact

I, James W. McLane, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Healthaxis, Inc.;

2.	Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report; and

3.	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

December 10, 2002
/s/ James W. McLane By: James W. McLane, Chief Executive Officer

I, John M. Carradine, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Healthaxis, Inc.;

2.	Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report; and

3.	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

December 10, 2002
/s/ John M. Carradine By: John M. Carradine, Chief Financial Officer

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description of Exhibits

2.1	Stock Exchange Agreement, dated June 18, 1996 among Registrant, Richard E. Field, Arthur J. Ivey and Richard E. Field & Associates, Inc. Incorporated by reference to Exhibit (2)(D) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

2.2	Stock Purchase Agreement between Registrant and AHC Acquisition, Inc., dated August 16, 1999. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 27, 1999.

2.3	Securities Purchase Agreement between Registrant and the Purchasers dated September 14, 1999. Incorporated by reference to Exhibit 1 to Registrant’s Form 8-K filed September 22, 1999.

2.4	Amendment to Securities Purchase Agreement between the Registrant and the Purchasers dated September 28, 2000. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed October 11, 2000.

2.5	Agreement and Plan of Merger between Registrant, Healthaxis.com, Inc., UICI and Insurdata Incorporated dated December 6, 1999. Incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K filed December 8, 1999.

2.6	Amended and Restated Agreement and Plan of Reorganization dated October 26, 2000 among the Registrant, Healthaxis and Healthaxis Acquisition Corp. Incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed January 30, 2001.

2.7	Agreement and Plan of Merger dated October 26, 2000 among the Registrant, Healthaxis and Healthaxis Acquisition Corp. (included as exhibit to Amended and Restated Agreement and Plan of Reorganization). Incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed January 30, 2001.

3.1	Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated January 30, 2001.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed January 30, 2001.

4.1	Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4(A) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit
Number	Description of Exhibits

10.1	Premium Production and Stock Option Agreement dated January 19, 1991 among Registrant, Provident Indemnity Life Insurance Company and Premarco, Inc. Incorporated by reference to Exhibit (10)(E) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

10.2	Registrant’s 1983 Incentive Stock Option Plan and Management Contracts thereunder. Incorporated by reference to Exhibit (10)(C)(17) to Registrant’s Form 10 Registration Statement No. 0-13591, as amended.

10.3	Registrant’s 1985 Non-Qualified Stock Option Plan. Incorporated by reference to Exhibit (10)(C)(1) to Registrant’s Form 10 Registration Statement No. 0-13591, as amended.

10.4	Registrant’s 1991 Executive Stock Option Plan. Incorporated by reference to Exhibit (10)(O) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

10.5	Registrant’s 401(k) Profit Sharing Plan and Trust. Incorporated by reference to Exhibit (10)(P) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

10.6	Amendment dated November 17, 1992 to Premium Production and Stock Option Agreement dated January 19, 1991 among Registrant, Provident Indemnity Life Insurance Company and Premarco, Inc., Incorporated by reference to Exhibit (10)(S) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

10.7	Amended and Restated Provident American Corporation Incentive Stock Option Plan for Field Representatives and Agents dated January 1, 1991. Incorporated by reference to Exhibit (10)(T) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

10.8	Third Amendment to the Amended and Restated Stock Option Agreement dated April 1, 1993 among Registrant, Provident Indemnity Life Insurance Company and Alvin H. Clemens. Incorporated by reference to Exhibit (10)(B) to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

Exhibit
Number	Description of Exhibits

10.9	Option Agreement dated as of April 1, 1993 granting Alvin H. Clemens the right to purchase 500,000 shares of Series A Preferred Stock. Incorporated by reference to Exhibit (10)(C) to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

10.10	Amendment to Amended and Restated Option Agreement, dated as of September 9, 1999. Incorporated by reference to Exhibit (10)(K) to Registrant’s Annual Report on form10-K for the year ended December 31, 1999.

10.11	Fourth Amendment to Registrant’s Incentive Stock Option Plan for Field Representatives and Agents, effective January 1, 1995. Incorporated by reference to Exhibit (10)(CC) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.12	Registrant’s Life and Health Insurance Agent Non-Qualified Stock Option Plan, effective January 2, 1996. Incorporated by reference to Exhibit (10)(EE) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.13	Amendment and Restatement of the Registrant’s Stock Option Plan for Directors, effective July 16, 1996. Incorporated by reference to Exhibit (10)(JJ) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.14	Registrant’s 1996 Employee Incentive Stock Option Plan, effective July 16, 1996. Incorporated by reference to Exhibit (10)(KK) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.15	Registrant’s Amended and Restated Stock Option Plan for Executives, dated December 11, 1996. Incorporated by reference to Exhibit (10)(LL) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.16	Stock Option/Warrant Agreement, dated January 1, 1996 between Registrant and Richard E. Field. Incorporated by reference to Exhibit (10)(QQ) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.17	First Amendment to the Amended and Restated Interactive Marketing Agreement between America Online, Inc. and Provident Health Services, Inc. and Healthaxis. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K/A dated January 19, 1999.

Exhibit
Number	Description of Exhibits

10.18	Second Amendment to the Amended and Restated Interactive Marketing Agreement between America Online, Inc. and Provident Health Services, Inc. and Healthaxis. (This document has been redacted to remove certain portions for which confidential treatment has been requested by the Company pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K/A filed May 14, 1999.

10.19	Lynx Capital Group, LLC Consulting Agreement, dated March 31, 1998 between Provident Indemnity Life Insurance Company, Provident American Life and Health Insurance Company and Lynx Capital Group, LLC. Incorporated by reference to Exhibit (10)(OO) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.20	Share Purchase Agreement dated November 13, 1998 between Registrant, Lynx Private Equity Partners I, LLC, James Burke, Craig Gitlitz, Craig Gitlitz IRA and Interhotel Company Ltd. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated December 23, 1998.

10.21	Severance Agreement between Registrant and Anthony R. Verdi effective March 1, 2001. Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

10.22	Amended and Restated Registration Rights Agreement between the Registrant and the Purchasers dated January 29, 2001.

10.23	Form of Amended Debenture issued by the Registrant to the Purchasers dated September 28, 2000. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed October 11, 2000.

10.24	Form of Amended Warrant issued by the Registrant to the Purchasers dated September 28, 2000. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed October 11, 1999.

10.25	Letter Agreement between the Registrant and Alvin H. Clemens dated September 9, 1999. Incorporated by reference to Exhibit 5 to Registrant’s Form 8-K filed September 22, 1999.

10.26	Securities Purchase Agreement between Healthaxis and the Purchasers (including the Registrant) dated December 3, 1999. Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed December 8, 1999.

10.27	Shareholders’ Agreement between Registrant, UICI, Alvin H. Clemens and Michael Ashker dated January 26, 2001.

Exhibit
Number	Description of Exhibits

10.28	Amended and Restated Voting Trust Agreement between UICI and Messrs. Ashker, LeBaron and Maloney dated July 31, 2000. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

10.29	Transition Agreement between the Registrant’s subsidiary, Healthaxis.com, Inc., and Insurdata Incorporated dated December 6, 1999. Incorporated by reference to Exhibit 99.6 to Registrant’s Form 8-K filed December 8, 1999.

10.30	Letter Agreement between the Registrant, UICI and Healthaxis dated December 6, 1999. Incorporated by reference to Exhibit 99.11 to Registrant’s Form 8-K filed December 8, 1999.

10.31	Voting Trust Agreement between HAI, Healthaxis, UICI, Messrs. Ashker, Clemens, Hager and LeBaron, dated January 7, 2000. Incorporated by reference to Exhibit 99.5 to Registrant’s Form 8-K filed December 8, 1999.

10.32	Registrant’s 2000 Stock Option Plan. Incorporated by reference to Exhibit (10)(PPP) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.33	Amended and Restated Healthaxis.com 1998 Stock Option Plan.

10.34	Agreement between Insurdata Imaging Services, The Mega Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee effective May 1, 1999; with First Amendment effective January 1, 2000. Incorporated by reference to Exhibit (10)(QQQ) to Registrant’ s Annual Report on Form 10-K for the year ended December 31, 1999.

10.35	License and Services Agreement between Insurdata and UICI Administrators, Inc. dated January 1, 1999. Incorporated by reference to Exhibit (10)(RRR) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.36	Insurdata Incorporated 1999 Stock Option Plan. Incorporated by reference to Exhibit (10)(SSS) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.37	Letter Lease Agreement dated May 28, 1997 between UICI and Insurdata. Inc. Incorporated by reference to Exhibit (10)(TTT) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.38	Agreement between UICI (including Insurdata Inc.) and Netlojix Communications, Inc. dated August 1, 1999. Incorporated by reference to Exhibit (10)(UUU) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit
Number	Description of Exhibits

10.39	Termination Agreement of Employment Contract and First Amendment to Employment Contract between Registrant, Healthaxis.com, Inc. and Alvin H. Clemens, dated as of August 15, 2000. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed October 11, 2000.

10.40	Letter Agreement dated September 26, 2000 between Registrant, Healthaxis.com, Inc. and Alvin H. Clemens. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed October 11, 2000.

10.41	Letter Agreement dated September 19, 2000 related to benefits between Registrant, Healthaxis.com, Inc. and Alvin H. Clemens. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed October 11, 2000.

10.42	Subordination Agreement dated October 6, 2000 among Registrant, Healthaxis.com, Inc. and certain Debenture holders. Incorporated by reference to Exhibit 10.11 to Registrant’s Form 8-K filed October 11, 2000.

10.43	Asset Purchase Agreement dated June 30, 2000, between Healthaxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.1 of Form 8-K filed July 20, 2000.

10.44	Amendment to Asset Purchase Agreement dated September 29, 2000 between Healthaxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed October 27, 2000.

10.45	Software License and Consulting Agreement dated June 30, 2000, between Healthaxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.2 of Form 8-K dated filed July 20, 2000.

10.46	Amendment to Software License and Consulting Agreement dated September 29, 2000 between Healthaxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed October 27, 2000.

10.47	Settlement Agreement and Release dated December 1, 2000, between Healthaxis Inc. and Hannover Life Reassurance Company of America. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 14, 2001.

Exhibit
Number	Description of Exhibits

10.48	Agreement for the Sale of Commercial Real Estate, dated December 11, 2000 between Healthaxis Inc. and Healthaxis.com, Inc. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 14, 2001.

10.49	Employment Agreement between Healthaxis.com, Inc., Registrant and James McLane. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 3, 2001.

10.50	Severance Agreement between Healthaxis.com, Inc., Registrant and Michael Ashker. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed January 3, 2001.

10.51	Severance Agreement between Healthaxis.com, Inc., Registrant and Andrew Felder and Mutual Release of Liability between Healthaxis.com, Inc., Registrant and Andrew Felder. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed January 3, 2001.

10.52	Software License Agreement with UICI effective January 25, 2001. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

10.53	Asset Purchase Agreement with UICI effective December 29, 2000. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

10.54	Healthaxis Inc. and the Mega Life and Health Insurance Company dated May 29, 2001. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.55	Amendment No. 2 to Asset Purchase Agreement with Digital Insurance effective May 31, 2001. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.56	Amendment No. 2 to Software License and Consulting Agreement with Digital Insurance dated March 23, 2001. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.57	Amendment No. 3 to Software License and Consulting Agreement with Digital Insurance dated May 31, 2001. Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

Exhibit
Number	Description of Exhibits

10.58	Amendment to Commercial Sublease Agreement with Digital Insurance effective June 1, 2001. Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.59	Severance Agreement for Michael G. Hankinson effective July 31, 2001. Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.60	Engagement Letter between Healthaxis Inc. and Student Insurance Division of UICI dated September 21, 2001. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.61	First Amendment to Software License Agreement with UICI effective September 24, 2001. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.62	Agreement of Termination of the Shareholders Agreement dated November 7, 2001. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.63	Proxy Agreement dated November 7, 2001. Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.64	Amendment No.1 to Amended and Restated Voting Trust Agreement dated November 7, 2001. Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.65*	Prepayment Agreement with Alvin H. Clemens effective March 6, 2002.

10.66*	Change in Control Employment Agreement between James. W. McLane and Registrant dated as of January 1, 2002.

10.67*	Change in Control Employment Agreement between John Carradine and Registrant dated as of January 1, 2002.

Exhibit
Number	Description of Exhibits

10.68*	Change in Control Employment Agreement between Nancy Lockerman Mendoza and Registrant dated as of January 1, 2002.

10.69*	Change in Control Employment Agreement between Jonathan B. Webb and Registrant dated as of January 1, 2002.

10.70*	Change in Control Employment Agreement between Emry P. Sisson and Registrant dated as of January 1, 2002.

10.71*	Letter Agreement between Diamond Cluster International North America Inc. and Registrant dated January 3, 2002.

21.1	Subsidiaries of Registrant.

(a) Healthaxis.com, Inc.

(b) Healthaxis Managing Partner, LLC.

(c) Healthaxis Limited Partner, LLC

(d) Healthaxis, Ltd.

(e) Healthaxis Imaging Services, LLC.

(f) Satellite Image Systems (Jamaica) Limited

23.1**	Consent of Ernst & Young LLP.

23.2**	Consent of BDO Seidman, LLP.

24.1*	Power of Attorney

99.1**	Certification of Chief Executive Officer

99.2**	Certification of Chief Financial Officer

*	Previously filed.

**	Filed herewith.