Form 10-Q/A
period 2002-06-30
HEALTHAXIS INC
filed 2002-12-11
CIK 768892

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A is being filed with respect to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission ("SEC") on August 14, 2002 (the "Form 10-Q"). This amendment is being filed in response to the SEC's comments received in connection with a review of the Registrant's June 30, 2002 Form 10-Q as part of the review of the Registrant's Form S-3 filed with the SEC on August 30, 2002 and to restate the loss from continuing operations and the income (loss) on discontinued operations for the three and six month periods ending June 30, 2002 and 2001 to reclassify, for the purposes of the discontinued operations restatement, the amortization of intangibles relating to intangibles associated with discontinued operations. This amendment includes certain enhanced disclosures to Item 1. Notes to Condensed Consolidated Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Any items in the Form 10-Q that are not expressly changed hereby shall be as set forth in the Form 10-Q. All information contained in this Amendment No. 1 and the Form 10-Q is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the filing of the Form 10-Q.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	June 30	December 31
	2002	2001

Assets
Cash and cash equivalents	$18,700	$13,149
Accounts receivable, net of allowance for doubtful accounts of $108 and $50, respectively	2,825	2,594
Accounts receivable from affiliates	139	1,023
Prepaid expenses and other current assets	1,130	412
Notes receivable	154	119

Total current assets	22,948	17,297
Property, equipment and software, less accumulated depreciation and amortization of $11,129 and $10,311, respectively	2,314	3,451
Capitalized software and contract start-up costs, less accumulated amortization of $1,758 and $1,327, respectively	2,265	2,525
Customer base, less accumulated amortization of $1,608 and $1,099, respectively	2,606	3,115
Goodwill	17,150	23,824
Notes receivable from employees	265	311
Notes receivable	325	308
Investment in Digital Insurance, Inc.	—	227
Assets related to discontinued operations	—	6,333
Other assets	153	155

Total assets	$48,026	$57,546

Liabilities and Stockholders’ Equity
Accounts payable	$758	$1,146
Accrued liabilities	1,639	2,920
Deferred revenues	1,588	1,867
Obligations under capital leases	—	8

Total current liabilities	3,985	5,941
Convertible debentures	27,183	27,134
Post retirement and employment liabilities	979	995
Other liabilities	1,085	1,087

Total liabilities	33,231	35,157
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A cumulative convertible, no shares issued or outstanding	—	—
Series B cumulative convertible, no shares issued or outstanding	—	—
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 53,210,359 and 52,978,613 shares	5,321	5,298
Additional paid-in capital	440,483	433,386
Accumulated deficit	(430,969)	(416,069)
Unearned compensation	(41)	(226)

Total stockholders’ equity	14,794	22,389

Total liabilities and stockholders’ equity	$48,026	$57,546

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Restated Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues	$4,588	$5,970	$9,880	$11,558
Expenses:
Cost of revenues	5,758	6,189	11,447	13,828
Sales and marketing	643	686	1,009	2,573
General and administrative	1,324	1,689	1,603	10,194
Research and development	123	359	240	921
Restructuring and impairment charges	—	279,607	—	279,607
Loss on building	—	1,665	—	1,665
Amortization of intangibles	328	4,520	653	10,530

Total expenses	8,176	294,715	14,952	319,318

Operating loss	(3,588)	(288,745)	(5,072)	(307,760)
Interest income and other income (expense)	(158)	(999)	(43)	(567)
Interest expense	(184)	(188)	(363)	(555)

Loss before minority interest	(3,930)	(289,932)	(5,478)	(308,882)
Minority interest in loss of subsidiary	—	—	—	3,080

Loss from continuing operations	(3,930)	(289,932)	(5,478)	(305,802)
Gain from discontinued operations	269	435	816	774
Loss on disposal of discontinued operations	(3,564)	—	(3,564)	—

Income (loss) on discontinued operations	(3,295)	435	(2,748)	774

Net loss before extraordinary item	(7,225)	(289,497)	(8,226)	(305,028)
Convertible debt restructuring	—	—	—	1,681

Net loss before cumulative effect of accounting change	(7,225)	(289,497)	(8,226)	(303,347)
Cumulative effect of accounting change	—	—	(6,674)	—

Net loss	$(7,225)	$(289,497)	$(14,900)	$(303,347)

Loss per share of common stock (basic and diluted)
Continuing operations	$(0.07)	$(5.49)	$(0.10)	$(6.47)
Discontinued operations	(0.06)	0.01	(0.05)	0.02
Extraordinary gain	—	—	—	0.04
Cumulative effect of accounting change	—	—	(0.13)	—

Net loss	$(0.13)	$(5.48)	$(0.28)	$(6.41)

Weighted average common shares and equivalents used in computing loss per share
Basic and diluted	53,633,000	52,784,000	53,559,000	47,302,000

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

     These financial statements should be read in conjunction with the restated financial statements for discontinued operations and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

The operating results of the discontinued Outsourcing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenue	$3,578	$5,527	$8,078	$10,776

Cost of revenue	3,055	4,677	6,714	9,027
Amortization	254	415	548	975

Total expenses	3,309	5,092	7,262	10,002

Net income	$269	$435	$816	$774

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

Note E — Intangible Assets

Amortization of intangibles is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Amortization of goodwill	$—	$3,785	$—	$9,151
Amortization of customer base	256	356	509	669
Amortization of developed software	72	379	144	710

	$328	$4,520	$653	$10,530

The allocation of intangible assets following our adoption of SFAS No. 142 is summarized in the following table:

	June 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangibles no longer amortized:
Goodwill	$17,150	$—	$25,357	$1,533
Amortizable intangibles:
Customer base	4,214	1,608	4,214	1,099
Capitalized software	2,284	1,098	2,493	862

The estimated future annual amortization expense for customer base and developed software is as follows:

		Customer	Developed
		Base	Software

2002 *		$1,013	$586
2003		1,009	591
2004		1,009	232
2005		84	98

	Total	$3,115	$1,507

*	Includes the six months ended June 30, 2002

Following is a presentation of the results of operations, adjusted to exclude goodwill amortization:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Reported net loss before extraordinary item	$(7,225)	$(289,497)	$(8,226)	$(305,028)

Reported net loss	$(7,225)	$(289,497)	$(14,900)	$(303,347)

Add back: amortization of goodwill	—	3,785	—	9,151

Adjusted net loss before extraordinary item	$(7,225)	$(285,712)	$(8,226)	$(295,877)

Adjusted net loss	$(7,225)	$(285,712)	$(14,900)	$(294,196)

Basic and diluted earnings per share:
Reported net loss before extraordinary item	$(0.13)	$(5.48)	$(0.15)	$(6.45)

Reported net loss	$(0.13)	$(5.48)	$(0.28)	$(6.41)

Add back: amortization of goodwill	—	0.07	—	0.19

Adjusted net loss before extraordinary item	$(0.13)	$(5.41)	$(0.15)	$(6.26)

Adjusted net loss	$(0.13)	$(5.41)	$(0.28)	$(6.22)

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

     All revenue is specifically associated with a separate business unit and, therefore, there are no reconciling items. Earnings before interest, income tax, depreciation and amortization (“EBITDA”) is the primary liquidity measurement used by management to make decisions regarding the segments. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income as determined in accordance with GAAP. EBITDA does not consider depreciation and amortization of software and equipment which could be significant with increased capital expenditures. Management does not consider these expenses significant for purposes of evaluating separate business unit liquidity. EBITDA, as defined by the Company, also excludes restructuring and impairment, severance and non-cash stock based compensation charges (“EBITDA As Defined”). Management uses the EBITDA measurement to monitor basic cash flow generated and used in the Company's core operating activities, and to monitor the effects of changes made by management in the Company's operations across different time periods. This factor alone is insufficient to measure all of the Company's operating characteristics and is used in conjunction with GAAP operating income to measure total operating performance. EBITDA As Defined may not be comparable to similarly titled measures reported by other companies. Corporate overhead includes executive management, accounting, legal and human resources, and other expenses including consulting services. Operating income does not include any cost allocations for corporate overhead.

		Benefit
	Web	Administrator	Imaging	Corporate	Consolidated
	Technology	Solutions	Services	Overhead	Total

Three Months Ended June 30, 2002
Revenue	$494	$3,010	$1,084	$—	$4,588
EBITDA As Defined	(817)	710	(221)	(1,271)	(1,599)
Depreciation and amortization	340	189	191	389	1,109
Operating income (loss)	(1,749)	398	(412)	(1,825)	(3,588)
Three Months Ended June 30, 2001
Revenue	$1,497	$3,145	$1,328	$—	$5,970
EBITDA As Defined	(474)	61	58	(1,427)	(1,782)
Depreciation and amortization	197	275	193	4,625	5,290
Operating income (loss)	(601)	(171)	(114)	(287,859)	(288,745)
Six Months Ended June 30, 2002
Revenue	$1,581	$6,177	$2,122	$—	$9,880
EBITDA As Defined	(1,280)	1,479	(524)	(2,905)	(3,230)
Depreciation and amortization	617	372	396	773	2,158
Operating income (loss)	(2,490)	984	(920)	(2,646)	(5,072)
Six Months Ended June 30, 2001
Revenue	$2,735	$6,166	$2,657	$—	$11,558
EBITDA As Defined	(2,289)	119	(48)	(3,451)	(5,669)
Depreciation and amortization	492	697	382	10,746	12,317
Operating income (loss)	(2,783)	(578)	(429)	(303,970)	(307,760)

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

Note K — Restatement of Financial Statements

     The Company has restated the loss from continuing operations and the income (loss) on discontinued operations for the three and six month periods ending June 30, 2002 and 2001 to reclassify for the purposes of the discontinued operations restatement the amortization of intangibles relating to intangibles associated with discontinued operations. Amortization of intangibles of $254 and $415 for the three months ending June 30, 2002 and 2001, respectively and $548 and $975 for the six months ending June 30, 2002 and 2001, respectively, have been reclassified from continuing operations to income (loss) on discontinued operations. (See Note C)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

     Restructuring Plan: In May 2001, the Company implemented a restructuring plan as further described in Note 6 to the Consolidated Financial Statements included in our Form 10-K/A for 2001. In connection with its restructuring and reorganization, the Company accrued or recorded restructuring charges of $279.6 million in the second quarter of 2001. Those costs are generally related to impairment of long-lived assets and goodwill, and severance costs for terminated employees.

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

     We requested the early termination of the Agreement for the following reasons:

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

• UICI had previously publicly stated that it did not intend to renew the Agreement when it expires in December 2005 and that UICI expected that payments to us under the Agreement were likely to decline over the remaining term of the agreement. Our revenues derived from the Agreement had already declined from $21.4 million in 2000 to $20.7 million in 2001, and from $5.2 million in the first quarter of 2001 to $4.5 million in the first quarter of 2002 (a 14% decline).

• Terminating the Agreement removed the future uncertainty associated with the levels of revenues and earnings to be derived from the Agreement, which were in decline. The Termination Agreement provided for the payment of $6.5 million in cash immediately. We estimated that the financial benefit to be received under the Termination Agreement was equal to or greater than the amount we could have reasonably expected to have received from continuation of the Agreement and was therefore attractive.

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

     The listing of Healthaxis’ common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market on July 16, 2002, where it will continue to trade under the symbol HAXS. The continued listing of Healthaxis common stock on the Nasdaq SmallCap Market will be subject to the Company’s continuing qualification with the Nasdaq SmallCap Market listing requirements, including the requirement that the Healthaxis common stock obtain a per share price of $1.00 per share for 10 consecutive trading days on or before April 17, 2003.

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

Six months ended June 30, 2002 compared to six months ended June 30, 2001.

	Six Months Ended, June 30, 2002 (in thousands)

	Cash		Stock
	Operating	Depreciation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenues				$9,880	100%

Operating Expenses
Cost of revenue	$9,929	$1,395	$123	11,447	116%
Sales and marketing	920	23	66	1,009	10%
General and administrative	1,404	66	133	1,603	16%
Research and development	227	21	(8)	240	2%

Subtotal	$12,480	$1,505	$314	14,299	145%

Restructuring charge				—
Loss on building				—
Amortization of intangibles				653	7%

Total operating expenses				$14,952	151%

	Six Months Ended, June 30, 2001 (in thousands)

	Cash		Stock
	Operating	Deprecation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenues				$11,558	100%

Operating Expenses
Cost of revenue	$11,639	$1,559	$630	13,828	120%
Sales and marketing	1,482	20	1,071	2,573	22%
General and administrative	5,525	140	4,529	10,194	88%
Research and development	833	68	20	921	8%

Subtotal	$19,479	$1,787	$6,250	27,516	238%

Restructuring charge				279,607	2,419%
Loss on building				1,665	14%
Amortization of intangibles				10,530	100%

Total operating expenses				$319,318	2,763%

     Revenues decreased 15% from $11.6 million for the six-months ended June 30, 2001 to $9.9 million for the same period in 2002. The decrease was primarily the result of reductions in the amounts received from Digital Insurance in the Web Technology Group, and a decline in the Imaging Services Group resulting from the expiration of a significant contract in late 2001. The decrease in revenue in 2002 from Digital Insurance totaled $1.4 million and was a result of the May 2001 Amended Asset Purchase and Amended Software Licensing and Consulting agreements. These amended agreements served to reduce the amount of license fees and professional services fees received from Digital Insurance in subsequent periods. The loss of Imaging Services Group revenue resulting from the significant expired contract totaled $895,000.

     Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. These costs decreased 17% from $13.8 million for the six months ended June 30, 2001 to $11.4 million for the same period in 2002 despite a software impairment charge of $592,000 and a hardware write-off of $123,000 in the 2002 period. Cost of revenue as a percentage of revenue declined from 120% in 2001 to 116% in 2002. A reduction of stock based compensation accounted for $507,000 of the decrease. Most of the stock based compensation cost in 2001 relates to the re-measurement of options exchanged in the HAXS Merger completed in January 2001. The remainder of the decrease was due primarily to a reduction in personnel expenses in the amount of $3.2 million which resulted from a reduced labor force subsequent to the restructuring plan implemented in May 2001 as described above.

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

     Amortization of intangibles Expenses related to the amortization of intangible assets include the amortization of developed software, customer base and goodwill. These expenses decreased from $10.5 million for the six-months ended June 30, 2001 to $653,000 for the same period in 2002. Predominantly all of the decrease was due to the fact that goodwill is no longer being amortized, effective January 1, 2002, in accordance with new accounting guidelines as described in the Recent Accounting Pronouncements section below.

     Interest income and other income (expense) decreased 92% from ($567,000) in the six-months ended June 30, 2001 to ($43,000) in the same period in 2002. The decrease was primarily due to a write off of the investment in Digital Insurance of $1.2 million in 2001 as compared to $227,000 in 2002, offset by additional interest income of $413,000 in 2001 due primarily to customer financing for Digital Insurance.

     Interest expense decreased 35% from $555,000 in the six-months ended June 30, 2001 to $363,000 in the same period in 2002. The decrease is due primarily to a reduction of $176,000 in amortization of the discount on the convertible debentures, which was revalued on January 26, 2001 in connection with the restructuring of this debt.

     Minority interest in loss of subsidiary was $3.1 million for the six-months ended June 30, 2001 compared to none for the same period in 2002. The minority interest was recorded for approximately one month (until the HAXS Merger) in 2001. Subsequent to the HAXS Merger, the Company owned 100% of the Healthaxis.com subsidiary and, therefore, no subsequent minority interest was recorded.

     Gain from discontinued operations relates to the operations of the disposed Outsourcing segment. The gain increased from $774,000 for the six months ended June 30, 2001 to $816,000 for the same period in 2002. The increase is due to the fact that customer base amortization expense was higher in 2001 than in 2002. A significant portion of this amortization was attributable to the UICI Information Technology Services Agreement (See Note C). This increase was offset by the declining revenue from UICI in 2002 from 2001 and the fact that the disposal occurred on June 17, 2002, resulting in a slightly shorter period in 2002.

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

Three months ended June 30, 2002 compared to three months ended June 30, 2001.

	Three Months Ended, June 30, 2002 (in thousands)

	Cash		Stock
	Operating	Depreciation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenues				$4,588	100%

Operating Expenses
Cost of revenue	$5,001	$714	$43	5,758	126%
Sales and marketing	600	12	31	643	14%
General and administrative	1,199	34	91	1,324	29%
Research and development	102	21	—	123	3%

Subtotal	$6,902	$781	$165	7,848	171%

Restructuring charge				—
Loss on building				—
Amortization of intangibles				328	7%

Total operating expenses				$8,176	178%

	Three Months Ended, June 30, 2001 (in thousands)

	Cash		Stock
	Operating	Deprecation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenues				$5,970	100%

Operating Expenses
Cost of revenue	$5,344	$656	$189	6,189	104%
Sales and marketing	598	11	77	686	11%
General and administrative	1,376	69	244	1,689	28%
Research and development	315	34	10	359	6%

Subtotal	$7,633	$770	$520	8,923	149%

Restructuring charge				279,607	4,684%
Loss on building				1,665	28%
Amortization of intangibles				4,520	76%

Total operating expenses				$294,715	4,937%

     Revenues decreased 23% from $6.0 million for the three-months ended June 30, 2001 to $4.6 million for the same period in 2002. The decrease was primarily the result of reductions in the amounts received from Digital Insurance and UICI (unrelated to the Information Technology Services Agreement) in the Web Technology Group, and a decline in the Imaging Services Group revenue resulting from the expiration of a significant contract in late 2001. The decrease in revenue from Digital Insurance totaled $844,000 and was a result of the May 2001 Amended Asset Purchase and Amended Software Licensing and Consulting agreements. These amended agreements served to reduce the amount of license fees and professional services fees received from Digital Insurance in subsequent periods. The decrease in revenue from UICI under a web technologies agreement totaled $230,000. Revenue under this agreement was amortized into revenue over a contractual warranty period that expired on March 31, 2002. Therefore no revenue was recognized under the agreement during the three months ended June 30, 2002. The decline of Imaging Services Group revenue resulting from the significant expired contract totaled $394,000.

     Cost of revenues decreased 7% from $6.2 million for the three months ended June 30, 2001 to $5.8 million for the same period in 2002. Cost of revenue as a percentage of revenue increased from 104% in 2001 to 126% in 2002. Most of the Company’s operating costs consist of salaried wages that are relatively fixed. Although revenue decreased for the three months ended June 30, 2002, personnel costs did not decrease proportionately. In addition, cost of revenues for the three months ended June 30, 2002, includes a software impairment charge of $592,000 and a hardware write-off of $123,000. Excluding these items, cost of revenues decrease $1.1 million over the three months ended June 30, 2001. This decrease relates entirely to a decrease in employee personnel expense resulting from the May 2001 restructuring.

     Sales and marketing expenses decreased slightly from $686,000 for the three-months ended June 30, 2001 to $643,000 for the same period in 2002. Substantially all of such decrease was due to a reduction of stock based compensation resulting from the re-measurement of options exchanged in the 2001 HAXS Merger.

     General and administrative expenses decreased 22% from $1.7 million for the three months ended June 30, 2001 compared to $1.3 million for the same period in 2002. Stock based compensation decreased by approximately $153,000. $151,000 of the remaining decrease was due to reduced personnel expenses resulting from the restructuring plan implemented in May 2001.

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

     Amortization of Intangibles decreased from $4.5 million for the three-months ended June 30, 2001 to $328,000 for the same period in 2002. Most of the decrease was due to the fact that goodwill is no longer being amortized, effective January 1, 2002, in accordance with new accounting guidelines.

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

     Gain from discontinued operations relates to the operations of the disposed UICI Outsourcing business segment. The gain decreased from $435,000 for the three months ended June 30, 2001 to $269,000 for the same period in 2002. The decrease is due to the declining revenue from UICI from 2001 and the fact that the disposal occurred on June 17, 2002, resulting in a slightly shorter period in 2002.

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

     The Company expects that current cash reserves and the cash generated by future operations will be sufficient to fund its operations for at least the next 12 months. Funding operations on a longer-term basis will depend upon the Company’s ability to continue controlling costs, maintain its existing customer relationships and to generate new revenues. The Company's operating cost structure is predominantly personnel and human resource related (accounting for approximately 70% of our total cash operating expenses). We believe that the cost and availability of human resources is sufficient to maintain our cost structure in its current form. As such we do not believe that increasing costs in this area are a significant risk to our business operations and we believe that we will be able to maintain costs at our current or reduced levels. With regard to maintaining cash flow from our current customers, we are dependent on a small number of clients to generate a significant amount of our annual and quarterly revenues. For the six-month period ended June 30, 2002, excluding the business generated from UICI under the Information Technology Services Agreement, our four largest customers accounted for 58% of revenues from continuing operations. Further, one of these clients, American Administrative Group, Inc. (AAG), is currently operating under a temporary arrangement while we and AAG continue to negotiate a definitive agreement. While we expect that a definitive agreement will be executed by the end of 2002, there can be no assurance that a definitive agreement will be reached with AAG. The loss of one or more of our key customers could have a material negative impact on our operating cash flow. Our plans for generating new revenues are based upon using our direct sales force in combination with strategic partners to pursue new sales opportunities. We are specifically targeting third party administrators, small to medium size insurance payers, health and welfare plans (i.e. union organizations) and state and federal governments as our principal markets. We believe that we offer competitive, and competitively priced products and services in all of these markets. However, there can be no assurances that the Company will be successful in achieving the goal of revenue growth. If we are unsuccessful in controlling our costs or in increasing revenue, then external funds may become necessary to support the Company's business operations. There can be no assurance that under then-current conditions such funds would be available or, if available, would not significantly dilute shareholders’ interests or returns.

     Cash provided by operating activities for the six months ended June 30, 2002 was $172,000 as compared to cash used of $2.8 million for the same period in 2001. The change was primarily the result of the savings realized from the restructuring plan implemented in May 2001, and a one-time acceleration of cash collections from trade receivables related to the termination of the Information Technology Services Agreement with UICI. We generated cash flow from the UICI Agreement of $1.4 million in the first six months of 2002. With the termination of the Agreement, such cash flow will not be available to the Company in future operations and will increase our dependence upon current cash reserves until the operating cash flow can be replaced from new sources.

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

     Healthaxis has certain capital and operating lease commitments over the next five years. These leases are primarily for office space and data processing equipment. The Company has no other significant cash commitments, other than the day to day operations of the business. Some of Healthaxis’ software applications will require modification in order to achieve or maintain compliance with HIPAA. The Company does not anticipate these expenditures to be significant, and expects to be able to pass through some of the costs to its clients.

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

			Shares
	Shares Voted	Percentage	Voted	Shares	Broker
Proposal	For	Voted For	Against	Abstained	Non-Votes

#1 Election of Directors:				—	—
Ashker	46,345,078	86.29%	134,843	—	—
Brown	46,454,261	86.49%	25,660	—	—
Clemens	46,400,543	86.39%	79.378	—	—
Gutstein	46,452,011	86.48%	27,910	—	—
Hager	46,449,011	86.48%	30,910	—	—
Hickey	46,454,761	86.49%	25,160	—	—
Hopkins	46,446,678	86.48%	33,243	—	—
Maloney	46,428,785	86.44%	51,136	—	—
McLane	46,451,823	86.48%	28,098
# 2 Selection of Ernst & Young LLP	46,468,721	86.52%	6,950	4,250	—

Item 5. Other Information.

           Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

(3.1)*	Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated July 31, 2002.
(4.1)*	Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated July 31, 2002 (see Exhibit 3.1 above).
(10.1)*	Termination Agreement between Registrant and UICI dated as of June 11, 2002.
(10.2)*	Exchange Agreement between Registrant and convertible debenture holders dated as of July 31, 2002.
(10.3)*	Registration Rights Agreement between Registrant and its Series A Preferred Stock holders dated July 31, 2002.
(99.1)**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.2)**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed
** Filed herewith

(b)	Reports on Form 8-K:

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

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: December 11, 2002	By: /s/ John Carradine

John Carradine, Chief Financial Officer (Principal Financial Officer) and Treasurer

I, James W. McLane, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of HealthAxis, Inc.;

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

December 11, 2002	/s/ James W. McLane

By: James W. McLane, Chief Executive Officer

I, John M. Carradine, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of HealthAxis, Inc.;

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

December 11, 2002	/s/ John M. Carradine

By: John M. Carradine, Chief Financial Officer

Exhibit Index

(3.1)*	Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated July 31, 2002.
(4.1)*	Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated July 31, 2002 (see Exhibit 3.1 above).
(10.1)*	Termination Agreement between Registrant and UICI dated as of June 11, 2002.
(10.2)*	Exchange Agreement between Registrant and convertible debenture holders dated as of July 31, 2002.
(10.3)*	Registration Rights Agreement between Registrant and its Series A Preferred Stock holders dated July 31, 2002.
(99.1)**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.2)**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed
** Filed herewith