Form 10-K
period 2002-12-31
HEALTHAXIS INC
filed 2003-03-27
CIK 768892

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

The fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.10 Par Value

Title of Class

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K:    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).    Yes ☐         No ☑

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,512,125 computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Shares of the Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 19, 2003, the Registrant had 53,645,297 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

HEALTHAXIS INC.

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	23
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 8.	Financial Statements	40
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	78
PART III
Item 10.	Directors and Executive Officers of the Registrant	78
Item 11.	Executive Compensation	78
Item 12.	Security Ownership of Certain Beneficial Owners and Management	78
Item 13.	Certain Relationships and Related Transactions	78
Item 14.	Controls and Procedures	79
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	79

i

PART I

      Statements in this Annual Report on Form 10-K and in the Annual Report to Stockholders that are not purely historical facts, including statements regarding the Company’s anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are based upon information available currently to the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements involve known and unknown risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. These risks and uncertainties include, without limitation, those set forth in this report under “Business — Risk Factors.”

Item 1.	Business

General

      Healthaxis is a technology and business process services firm committed to providing innovative and configurable web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which are comprised of software products and related services, are designed to assist health insurance payers, government agencies, third party administrators (“TPA”) and health and welfare plans in providing enhanced services to members, employees, employers and providers through the application of Healthaxis’ flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ Business Process Outsourcing (“BPO”) services that are offered to its technology clients and on a stand-alone basis. Healthaxis believes that its solutions enable its clients to reduce their administrative costs, enhance their customer service, grow their revenues and improve their profitability.

      Healthaxis’ proprietary applications address the specific processing needs of the administration and distribution segments of the healthcare insurance industry in an efficient and cost-effective manner. Healthaxis, through its state-of-the-art applications, provides real-time interaction with plan documents, enrollment and applications, as well as access to personalized eligibility and claims data via the Internet. These Internet-enabled business applications enhance the transaction process and streamline the flow of information among the many systems employed by various constituents within the healthcare insurance industry. Healthaxis’ BPO solutions include the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence.

      Payer solutions are offered through readily configurable products, such as Insur-Claims, Insur-Admin, WebAxis Self-Service, WebAxis-Enroll, Retail Distribution and Imaging and Data Capture Services. All of Healthaxis’ products are supported by professional services offered on a consulting basis. Healthaxis is staffed by experienced health insurance and technology professionals who understand the payer world. The team combines almost 1,200 years of health insurance industry experience with a technical team exclusively focused on the unique needs of its constituent users.

      The Company continued to build a stronger foundation for the future during 2002:

•	It realigned its sales force against better defined target markets

•	It generated nine new significant contracts, which are projected to yield over $11 million in revenue between 2002 and 2005. Most of this projected revenue has yet to be realized.

•	It completed the development of turnkey web-based self-service capabilities for managed care companies (self-service modules for members, employees and employers) and completed seven implementations of the new web- enrollment product and two more installations of the web-based broker product

•	It merged its web technology and benefit administration capabilities in November 2002 to better serve its existing customers and to open up new commercial and government market opportunities. Two significant state contracts reflected this combination of capabilities

•	It continued to strengthen and broaden its business partnerships to further its business development and technology development efforts

•	It changed the leadership of its imaging and data capture business to improve productivity and operating results

•	It converted into cash the UICI Information Technology Services Agreement, which it believes represented a perpetually declining revenue stream and non-strategic business unit

•	It exchanged all of its long-term debt for shares of preferred stock and a cash payment

•	It lowered overall operating costs, exclusive of its UICI outsourcing segment, by almost 50% over the past 2 years. The expected operating cost break-even was lowered to the $22 to $23 million range for 2003, depending on the mix of the business

•	It outsourced some of its non-core functions, such as co-locating its data center to an IBM hosting facility

•	It preserved cash while investing in technology improvements and productivity initiatives. Its liquid cash resources, coupled with the elimination of its long-term debt, gives it flexibility to pursue a variety of strategic channels

      Healthaxis Inc. (the “Company” or “Healthaxis”) is a Pennsylvania corporation which was organized in 1982. Healthaxis’ common stock trades on the NASDAQ SmallCap Market under the symbol “HAXS.” The operations of Healthaxis during 2002 were conducted primarily through its subsidiary, Healthaxis, Ltd., through which all operations are now conducted. Unless otherwise indicated, or the context otherwise requires, all references in this document to the “Company,” “Healthaxis,” “we,” “our” or “us” include Healthaxis Inc. and all of its subsidiaries.

Health Insurance Industry

      Healthcare plan administration involves all types of healthcare providers, payers, managed care organizations, reinsurance carriers, preferred provider organizations, medical and dental claim review staffs, employers, and patients. Unlike other types of insurance, healthcare insurance administration frequently results in extensive interaction between the patient, the provider, the insurance carrier and the employer. Each of these participants must be able to share, process, and access data in order to perform their respective roles in the healthcare system. The complexity and fragmentation within the healthcare industry complicates this task.

      Healthaxis believes that a significant amount of money is wasted each year through redundant procedures and excessive administrative costs. As the overall healthcare industry has increased in size and complexity, the burden of gathering, processing, and managing the health insurance benefit administration and claims process has led to significant administrative bureaucracies, inefficiencies, and high costs. This burden has placed increasing strains on the profitability of the overall industry, as rising medical loss ratios, demographics, increased drug costs and several other factors have compressed margins. Management believes that the health insurance industry lags behind other transaction-intensive industries, such as the airline and financial services industries, in its use of information technology and appropriate outsourcing arrangements to increase efficiency and effectiveness and reduce administrative costs.

      Healthaxis focuses on the payer side of this industry. Its target markets include commercial insurance carriers, managed care organizations, TPAs, health and welfare plans and government agencies handling benefit administration. Dramatically increasing costs and market demands for more web-based functionality are forcing payers to look outside of their own organizations for solutions. Management believes that IT outsourcing trends are developing, particularly around packaged web applications, which are increasing payers’

willingness to consider Application Service Provider solutions and other business process solutions that are more cost effective than traditional solutions.

      A recent research note published by Gartner Inc. indicated that packaged web applications are being used more frequently. Their survey revealed that healthcare payer organizations have moved from a predominantly internal development strategy to being increasingly avid users of packaged web applications in 2002 and beyond. In 2002, there was increased demand for robust Web functionality, particularly among purchasers (employers and brokers), many of whom have stated that interactive Web transactions and information will be a future requirement of doing business with healthcare payers. Consumers and providers also have awakened to the efficiencies of healthcare Web transactions. The Web is no longer a differentiator, but a business “must have” to sustain a competitive market position. Management believes that Healthaxis’ web connectivity products and solutions are well positioned to take advantage of this trend.

      Gartner has also indicated a trend toward the use of ASPs by healthcare payer organizations. An ASP is an entity that delivers application functionality and associated services across a network to multiple clients, usually on a subscription or per-user, per-month basis. This model enables the client to control the business process and application while eliminating its need to purchase, maintain and operate application software. The potential benefits of applications hosting — rapid software implementations, cost containment and access to “industrial-strength” applications by small to mid-size organizations — for information and transaction-intensive industries, such as healthcare, are considerable. The research note concludes that the IT outsourcing and ASP trend will continue to gain traction as payers remain challenged by skyrocketing costs, resource contention and administrative inefficiencies. Management believes that Healthaxis is well positioned with its outsourcing and ASP model products and services.

      Lastly, Gartner and other consulting firms have indicated that as organizations continue their competitive quest to provide better value to customers and stockholders, they are increasingly evaluating how to narrow their focus, concentrate their attention on the activities that bring the most value and are beginning to outsource other less strategic functions.

Business Strategy

      Healthaxis’ goal is to provide its clients with market leading, innovative and configurable web-based connectivity and applications solutions and business process outsourcing solutions for health benefit distribution and administration. Its mission is to enable its customers to reduce administrative costs, improve customer service, provide faster and more efficient operations and accelerate revenue growth.

      Its strategic goals to achieve this mission are:

•	To begin to create a significant health care Business Process Outsourcing (BPO) company (software licensing, IT outsourcing, transaction processing, service centers) linked to offshore software development and processing partners, and to capture a growing share of the large, expanding BPO market in the U.S.

•	To continue to shift its culture from an operations and technology orientation to a market and customer driven mindset.

•	To walk its talk with respect to its core values:

—	Deliver what we promise

—	Take ownership and accountability for our results

—	Do the right thing — all the time

—	Build value-adding mutual relationships

—	Team and run to win

      Key objectives to move the Company along its strategic course include the following:

           Grow The Existing Franchise:

•	Linking web technology design and development capabilities with its rich benefit administration platform for government and commercial markets

•	Enhancing value-add services to existing TPA customers with such services as re-pricing, printing, reporting, utilization management, COBRA, and elements to strengthen their consumer directed healthcare offerings

•	Adding web-based enrollment and brokerage capabilities to the benefit administration platform, as well as selling these capabilities on a stand-alone basis

•	Creating scale, improving productivity and creating differentiation through cost and demonstrated quality in imaging and data capture services

•	Further penetrating the large market for outsourced web-based application and integration capabilities and business processing services.

      Leverage Strategic Relationships: Healthaxis has developed strategic relationships in an effort to strengthen its capabilities in the areas of business development, technology delivery and implementation. The Company intends to leverage these relationships to expand its client base and enhance its products and services. In some cases, a party with whom it has developed a strategic alliance may also be a key third party vendor on which the Company relies. The Company’s strategic relationships include:

	Business		Delivery /
Company	Development	Technology	Implementation

Satyam	X	X	X
R.E. Nolan	X		X
Microsoft	X	X
IBM		X
Advanced Business Fulfillment	X		X
NaviMedix	X	X	X
Affiliated Computer Services	X		X
Oracle	X	X

      Consummate Acquisitions or Mergers with Complementary Companies to Deepen and Broaden BPO Capabilities and Create Scale in Target Markets:

      Healthaxis has targeted functional areas where it will search for appropriate acquisitions or mergers with technology solutions / business process service companies:

•	Imaging and data capture

•	Claims pre-adjudication

•	Claims systems and processing

The criteria against which targets and transactions are evaluated include:

•	Revenues greater than $15 million

•	Break-even or better at the operating line

•	More than 10 significant customers, no one of which represents more than 25% of sales

•	Good customer service reputation / respect in the market

•	Compatible technology such that the technologies can build on one another

•	Achieves synergies of various types

•	Generates financial strength post acquisition

•	A combination that creates substantial growth opportunities

Products and Target Markets

      The Company has three groupings of its products and services, which it sells into the following defined target markets (See Note 18 to the Consolidated Financial Statements for discussion of the Company’s business units):

Target Markets

Commercial
Insurers /
	Third Party	Health &	Managed Care	Government
Products / Solutions	Administrators	Welfare Plans	Organizations	Agencies

Benefit Administration and Claims Processing Systems
Insur-Admin	X	X		X
Insur-Claims	X	X
Web Connectivity Products
WebAxis — Self-Service Applications
• Employee/ member module	X	X	X	X
• Employer module	X	X	X	X
WebAxis-Broker	X		X
WebAxis-Enroll	X	X	X	X
Retail Distribution Application			X
BPO Services
• Mailroom	X	X	X	X
• Imaging	X	X	X	X
• Data capture	X	X	X	X

Benefit Administration and Claims Processing Systems

      Healthaxis provides web-enabled systems for the administration and processing of health insurance claims (e.g., medical, dental, defined contribution, vision, disability, health reimbursement accounts and flexible spending accounts) on an application service provider basis. The target markets are third party administrators, health and welfare plans and government agencies providing benefit administration services. The Company utilizes a technology platform built around IBM-based hardware and software. The software and processing capabilities are hosted on Healthaxis’ site located in IBM managed facilities, with clients’ processing centers connected through a dedicated data-line network.

      Healthaxis’ associates come from within the industry and have extensive knowledge of the environments that use the Company’s solutions. This knowledge enables the Company to understand business issues and to provide technology solutions that assist in solving those issues. This same knowledge gives the Company the ability to understand support issues and to assist in providing resolution in an efficient manner, based on the needs of the individual client.

      The primary competitors for this suite of products include TriZetto (RIMS) (Facets), Computer Sciences Corporation (TXEN), QCSI, Eldorado, SPBA, LuminX and Genelco. The Company believes that its products and services described below compare favorably with those of its competitors in both functionality and breadth.

      Insur-Admin. Insur-Admin is a comprehensive benefits administration system that features enrollment, group and individual billing, and premium collection and reconciliation. Insur-Admin accommodates both interactive and batch enrollment for a wide spectrum of coverages. It allows organizations to track divisions, subdivisions, locations, health classifications, and work groups. Insur-Admin interfaces with a plastic identification card production system to produce identification cards. Insur-Admin manages aspects of the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), including calculating and collecting COBRA premiums, tracking qualifying events, and issuing rights and qualification letters and billing coupon books. The system performs activities compliant under the Health Insurance Portability and Accountability Act (“HIPAA”), including capturing prior coverage credit days and issuing HIPAA certificates upon termination of coverage. Insur-Admin also manages medical and dependent care flexible savings accounts. Insur-Admin is web-enabled with access being provided to employers, employees and providers for eligibility status and claims inquiry and to employers and employees for eligibility, life event changes and terminations. Insur-Admin can be implemented on a stand-alone basis or can be integrated with Healthaxis’ claim payment system, Insur-Claims.

      Insur-Claims. Insur-Claims is a comprehensive paperless claim processing system for employer as well as consumer driven plans, including health, dental, vision, short-term disability, long-term disability, executive reimbursement, health reimbursement accounts, and medical and dependent care flexible spending accounts. A rules-based approach, which includes un-bundling and re-bundling edits, allows Insur-Claims to be fully customized and allows the system to handle complex benefit structures and provider reimbursement arrangements. Through user-defined rules and batch processing, Insur-Claims can achieve auto-adjudication rates of up to 80% for medical claims and up to 90% for dental claims. The system has extensive preferred provider organization capabilities and can perform preferred provider organization re-pricing functions. Insur-Claims facilitates utilization management, including pre-certifications, referrals and authorizations. Insur-Claims accepts electronic data interchange or “EDI” transactions and provides for automated adjudication of those transactions. Insur-Claims is web-enabled and can provide claim status inquiry, including access to processed “explanation of benefits” for the employee. Insur-Claims is based on a paperless workflow, which begins with the imaging of all documents. These document images are tied to patients and claims and provide fast and efficient client service resolution. In addition to this functionality, a Healthcare Reimbursement Account (HRA) capability is being developed by Healthaxis for implementation by clients in 2003.

      Client output from utilizing the licensed software described above is typically printed documents, such as benefit checks, letters or “explanation of benefits.” The client may elect to print, handle and mail such documents. However, in most cases, these tasks are performed by Healthaxis or its designated partner, such as Advanced Business Fulfillment, as an additional billable service.

Web Connectivity Products

      Healthaxis provides HIPAA compliant web-enabled platforms and solutions for the enrollment, sale, distribution and post-sale administration of insurance policies, including health, vision and dental insurance. Its target markets are health insurance carriers and managed care plans, third party administrators, health and welfare plans and government agencies. A primary focus is bringing Web-based connectivity to legacy systems in a “bolt-on” fashion. Management believes that healthcare payers do not want to replace legacy systems and are seeking outsourced, e-business connectivity solutions. Due to the nature of the offerings and to the inherent differences in the back-end processing systems being served, solutions provided by Healthaxis are configurable and allow for a high degree of customization. Solutions may be hosted by Healthaxis or by the client.

      The primary competitors for this suite of products include TriZetto (Healthweb), Selectica, Verilet, HealthTrio, Connecture, and eBenX.

      The products and services provided in this suite of products are:

      WebAxis-Employee/ Member and Employer Self-Service. This solution allows plan members/ employees and employers to have direct access to administrative and claims information via a secure interface. Through an inquiry process, members/ employees have access to coverage, demographics, eligibility, claims status, explanations of benefits, provider directories, plan new hire/change forms, and the ability to track their deductible and flexible spending accounts. Web Self Service provides employer groups with the same functionality that is provided to their employees, such as eligibility and claims status inquiry, plan documents and directories, plan change forms, and more.

      WebAxis-Broker. The Broker solution is a highly customizable distribution solution for online quoting and proposal management for small group products. This e-enabled solution permits brokers and agents to more effectively interact with their potential customers, as well as benefit from increased efficiency when working with the carrier. This product supports an expanded broker distribution base, increased consumer-direct sales, higher closing ratios, increased retention rates and opportunities to cross sell ancillary products, reduced turnaround/ fulfillment timeframes, and a reduction in paper usage (handling, printing, and postage). The Broker solution is highly scalable and easily customized to fit a company’s existing “look & feel” to match their unique brand image

      WebAxis-Enroll. Healthaxis’ enrollment solutions provide a 24/7 web-based self-service environment for members/ employees and enrollment administrators alike. These solutions are capable of supporting a wide range of benefit plans, including medical, dental, life, vision, medical and dependent care flexible spending accounts, and accident and disability. Other enrollment information can also be captured and managed including individual and dependent demographic information, other insurance, primary care physician and dental facilities, and beneficiaries.

      Enrollment features also include online plan information and summary plan documents, online help, email capability to enrollment administrator, secure confirmation notifications, bulletin board of web links and supporting documents controlled by the enrollment administrator, secure access, and administration monitoring and reporting.

      Retail Distribution Application. Healthaxis’ Retail Distribution solution is a proprietary Internet-based solution that provides health plans and online resellers with a “direct-to-consumer” retail web interface for the sale of individual and small group insurance products. The system provides consumers with real-time instant quotes, side-by-side plan comparisons, provider look-ups, online forms and applications, and secure electronic enrollment capabilities. Built on top of Healthaxis’ powerful WebAxis platform and software engines, this solution is highly scalable and easily customized to fit a company’s existing “look & feel” to match their unique brand image.

      Derived benefits include expanded distribution, increased consumer-direct sales, increased retention rates, increased opportunities to cross sell ancillary products, reduced turnaround/ fulfillment timeframes, reduction in paper usage (handling, printing, postage), and reduced call center expenses.

Business Process Outsourcing Services

      Healthaxis performs imaging and data capture outsourcing services to convert paper transactions in the form of healthcare claims into electronic transactions. The resulting data is downloaded to the client’s internal claims adjudication database or, for those clients utilizing Healthaxis’ claim processing solutions, to Healthaxis’ data center for adjudication and payment. As a complement to imaging and data capture services, the Company also provides mailroom services whereby it receives and sorts incoming healthcare claim forms prior to imaging. The target markets are health insurance carriers, managed care organizations, health and welfare plans, government agencies and third party administrators. Its primary competitors in this area are Affiliated Computer Services, Dakota, Future Vision and GTESS.

      These services utilize a combination of advanced technology, including optical character recognition (OCR), and underlying platforms from Captiva, Kodak, Cognitronics and Insur-Image (Healthaxis’ proprietary data capture software). The Company operates these services in favorable labor markets in rural Utah and Jamaica to efficiently capture and convert large volumes of claims. Healthaxis offers this service to its clients on a per-claim or per-image basis. This service complements all other Healthaxis products and services. In addition, it provides a good entry point with new carrier clients as it usually provides immediate cost savings to the client.

Sales and Marketing

      The Company has developed relationships within the healthcare insurance industry as a result of its delivery of effective solutions to health insurance benefit and distribution clients for over 20 years. The Company employs a technically-oriented sales support staff, who are familiar with the Company’s technology and who participate in opportunities to sell the Company’s technology-based solutions. Sales leads are generated through a variety of means designed to identify the most promising prospects. Once a prospect is identified, the Company makes a site visit to qualify the prospect and determine its specific needs. Once specific needs are identified, live demonstrations of the Company’s solutions are scheduled and specific return on investment calculations are performed. The team also responds to formal requests for proposals in situations where the prospect is bidding the work with multiple vendors.

      The Company derives a portion of its business through client referrals. In addition, it markets its services through a variety of media, including:

•	Web site

•	Direct mail

•	User conferences conducted exclusively for the Company’s clients

•	Participation in industry conferences and trade shows

•	Publication of “white papers” related to specific aspects of the Company’s services

•	Informational listings and authored articles in trade journals

      The Company has assembled a sales team with personnel having specific industry knowledge, reputation and relationships to take advantage of the Company’s opportunities within each market segment.

Competition

      Healthaxis believes it has an advantage over its competitors by offering a broader eBusiness solution to the health insurance payer and distribution markets, combined in one business operating system based on Extensible Markup Language (XML) and Microsoft BizTalk functionality. The Company offers flexibility, customization, broad and deep industry expertise, and the ability to connect through any legacy system. Additionally, Healthaxis’ focus and expertise within the payer-side of the healthcare industry is an advantage when competing against companies who service multiple industries or multiple facets of the healthcare industry.

      Healthaxis’ principal competitive factors are the breadth and quality of system and product offerings, features and functionality, service and support, processing capacity, the ability to successfully develop and deploy product improvements, and the deep domain knowledge of its staff. The principal competitive factors for Healthaxis’ BPO services are price, quantity and service level commitments.

      Healthaxis’ major competitors by product are as follows:

•	Benefit administration and claims processing systems — TriZetto (RIMS) (Facets), Computer Science Corporation (TXEN), QCSI, Eldorado, SPBA, LuminX and Genelco.

•	Web connectivity products — TriZetto (Healthweb), Selectica, Verilet, HealthTrio, Connecture, and eBenX.

•	BPO services — Affiliated Computer Services, Dakota, Future Vision and GTESS.

Technology Development

      Healthaxis has a staff of technology professionals to support its products and clients through continuing research, development, evaluation and implementation of new technologies. Healthaxis uses a team approach throughout the development phase of new products and product enhancements. In addition to project-specific tasks, Healthaxis’ technology staff continues to enhance Healthaxis’ proprietary applications and to develop and test new solutions, including the testing and analysis of applications not yet available in the market.

Intellectual Property and Technology

      Trademark and Copyright Protection. Healthaxis’ ability to compete is dependent to a significant degree upon its proprietary systems, technology, and intellectual property. Healthaxis relies upon a combination of trademark, copyright, confidentiality agreements and trade secret laws, as well as other measures to protect its proprietary rights. Healthaxis does not have any patents or patent applications and currently does not plan to file any patent applications. Healthaxis has applied for, or registered, the following trademarks with the U.S. Patent and Trademark Office: Healthaxis, Healthaxis.com, Insur-Voice, Insur-Image, Insur-Enroll, Insur-Admin, Insur-Claims, Insur-Dental, Insur-Report and Insur-PPO. Healthaxis has decided not to file applications for these marks in foreign countries at this time. Healthaxis’ sales materials, content, and software are protected by copyright. The source code and design of Healthaxis’ software are protected through applicable trade secret law. Healthaxis also uses confidentiality agreements with its employees to further protect its source codes and software.

      Internet Technology. Healthaxis’ web services are based upon a distributed computing environment consisting of over 50 Compaq servers utilizing Microsoft 2000 operating systems. The network is built on various other Microsoft applications for serving-up Internet information, applying certain business logic and storing information in relational databases. Additional software for performing workflow, print and PDF technology is obtained from Jetform. All transactions between Healthaxis and the client or end-user are secured and encrypted where applicable.

      The above hardware and infrastructure reside in an IBM data center, to whom Healthaxis outsourced its data center functions in October 2002. IBM provides fully redundant routing and switching hardware delivered to Healthaxis on redundant (dual) Internet connections utilizing three Internet service providers.

      Data Center Core Processing Environment. Healthaxis has connectivity to several customers via dedicated data lines. The Company’s computer operations reside in a fully redundant, IBM/Equinix data center in Dallas, Texas. The facility houses the following processing equipment and systems:

•	16 IBM RS6000 processors running on UNIX / AIX operating systems

•	50+ Compaq servers running on Windows 2000 operating systems

      A 500 square foot secondary facility is maintained at Healthaxis’ corporate office location in Irving, Texas. This location serves as the primary recovery facility and has an un-interruptible power system with both diesel and battery backup. It has multiple network connections to external service providers, as well as to the new IBM data center. All critical data is backed up and stored at an offsite facility in the Dallas area.

      Privacy/ Security Issues. Healthaxis believes a significant barrier to the popularity or acceptance of online insurance sales and communications is the secure transmission of confidential information over public networks. Healthaxis retains confidential client and patient claim information at its data center. Computer viruses, break-ins, or other security breaches, could lead to misappropriation of personal or proprietary information. These security breaches can also cause interruptions, delays, or cessation in service to Healthaxis’ clients. Healthaxis relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as names, addresses, social security numbers, consumer credit card numbers, and other private healthcare information. Healthaxis carries general liability insurance (including errors and omissions coverage), although Healthaxis’ insurance may not be adequate to cover all costs that could be incurred in the defense of potential claims.

Regulation

      Internet Related. Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States, and elsewhere, covering issues such as copyrights, privacy, pricing, sales taxes, and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet growth, or expose companies engaged in business on the Internet, to regulation or restrictions on the content available on their websites. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty at this time. In addition, current or new government laws and regulations, or the application of existing laws and regulations, including laws and regulations governing issues such as property ownership, content, taxation, defamation, and personal injury, may expose companies engaged in business on the Internet to significant liabilities.

      HIPAA. Pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Department of Health and Human Services has issued a series of extensive regulations setting forth security, privacy and electronic transaction standards for all health plans, healthcare providers and clearinghouses to follow with respect to identifiable health information. HIPAA legislation and rule-making is expected to have a significant impact on applications solutions and technology companies servicing the healthcare industry. HIPAA seeks to advance the improvement and efficiency of administrative and financial issues affecting the health care industry by standardizing the electronic exchange of administrative and financial data and additionally mandating the protection, security, and privacy of transmitted and stored patient information. Healthaxis is affected by HIPAA as a business associate of various clients who are covered entities under HIPAA. As a business associate, Healthaxis will be contractually obligated to ensure the protection and privacy of protected health information, which it transmits and stores. Certain states also impose obligations on business associates to be compliant with the HIPAA privacy rules. HIPAA compliance on the electronic transactions and code set standards was required by October 2002 unless a covered entity submitted a request for a one-year extension and a plan for compliance was submitted. HIPAA compliance on the privacy standards must be achieved by April 2003 and compliance with the security standards by April 2005.

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

Employees

      As of December 31, 2002, the Company had 255 employees, including 110 full-time professional employees, most of whom are based in Irving, Texas, and 145 data capture employees whom are located in Utah and Jamaica. The number of data capture employees varies with business volume. None of Healthaxis’ employees is represented by a labor union or collective bargaining agreement. The Company considers its employee relations to be good.

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

Relationship with UICI

      On January 7, 2000, Healthaxis merged with Insurdata Incorporated (“Insurdata”), a provider of Internet based software applications and services for insurance payers. Insurdata was a wholly owned subsidiary of UICI (NYSE:UCI). UICI, which through its subsidiaries offers insurance (primarily health and life) and selected financial services to niche consumer and institutional markets, is currently the largest single shareholder of Healthaxis, beneficially owning approximately 47% of the outstanding stock of Healthaxis as of March 19, 2003.

      In addition to being Healthaxis’ largest shareholder, UICI and its subsidiaries constituted, in the aggregate, one of Healthaxis’ largest clients for the years ended December 31, 2002 and 2001. UICI and its subsidiaries accounted for an aggregate of $10.3 million and $29.7 million (37% and 68%) respectively, of

Healthaxis’ revenues (including revenues from discontinued operations for such periods). On June 17, 2002 Healthaxis consummated an agreement with UICI terminating its Information Technology Services Agreement (the “Services Agreement”) with UICI. The Services Agreement accounted for $8.2 million and $20.7 million, or 29% and 47%, of Healthaxis’ revenues in 2002 and 2001, respectively (including revenues for discontinued operations for such periods). The termination of the Services Agreement substantially reduced Healthaxis’ business relationship with UICI, although UICI did during 2002 continue to be one of Healthaxis’ largest clients (accounting for $2.1 million, or 11%, of Healthaxis’ revenues in 2002 from continuing operations).

      See “Item 13. Certain Relationships and Related Transactions” for a complete description of the agreements entered into between Healthaxis and UICI or its subsidiaries that were in effect during 2002. The descriptions of the currently effective agreements involving UICI that are set forth below are summaries and are qualified in their entirety by reference to the definitive agreements.

      Termination of UICI Agreement. On June 17, 2002, the Company consummated an agreement with UICI (the “Termination Agreement”) terminating the Services Agreement between UICI and Healthaxis. Pursuant to the terms of the Services Agreement, Healthaxis provided UICI and its affiliates with technology support services including system integration services, application systems management, data center services, telephony services and PC/LAN services for an initial term of five years, commencing in January 2000. The Services Agreement was terminable without cause by either party, and UICI was not committed to purchase any minimum amount of services from Healthaxis thereunder.

      Under the terms of the Termination Agreement, UICI made a one-time cash payment to the Company in the amount of $6.5 million and tendered 500,000 shares of Healthaxis common stock back to the Company. Approximately 165 Healthaxis employees, previously dedicated to providing services to UICI, were transferred to, and now are employed by, UICI. Approximately 13 previously dedicated employees were terminated by the Company and did not transfer over to UICI in the transaction. As a result, all expenses directly associated with the transferred or terminated employees are no longer incurred by the Company. Under the terms of the Services Agreement, the Company was generally entitled to receive revenues from UICI equaling the sum of the costs allocable under the Services Agreement plus ten percent of such costs. The activities under the Services Agreement had previously been reported as the Company’s Outsourcing segment. As a result of the termination of the Services Agreement, the Outsourcing segment has been accounted for as discontinued operations. See “— Risk Factors — Business Related Risks.”

      Early termination of the Services Agreement was requested by the Company for the following reasons:

•	Healthaxis’ business strategy is focused on benefit administrator solutions, web connectivity capabilities and imaging and data capture services, and not on running an information technology unit for another company on an outsourced basis. The Services Agreement required significant management attention, which could not be directed toward the effective administration of the Company’s long-term business strategy.

•	UICI had previously publicly stated that it did not intend to renew the Services Agreement when it expired in December 2005 and that it expected that payments to Healthaxis under the Services Agreement were likely to decline over the remaining term of the agreement, as permitted in the Agreement. Healthaxis’ revenues derived from the Services Agreement declined from $21.4 million in 2000 to $20.7 million in 2001 and were on a downward trend. The future uncertainty associated with the revenues and earnings to be derived from the Services Agreement could be eliminated.

•	The Termination Agreement provided for the payment of $6.5 million in cash immediately. Management estimated the financial benefit to be received under the Termination Agreement was equal to, or greater than, the amount of which the Company reasonably expected to have received from continuation of the Services Agreement and was, therefore, attractive at this time.

      In addition to the Services Agreement, the Company has provided other services to UICI. These services have included the provision of benefit administrator services to UICIA, a UICI subsidiary that is a third party administrator, and the provision of imaging and data capture services to UICIA and other UICI subsidiaries.

UICIA was subsequently sold to a third party as further described in the “UICI Administrators, Inc.” section below. In addition, the Company has provided software licenses for web enabling products and has provided EDI transaction processing to UICI.

      The only continuing services that the Company provides to UICI are in the areas of imaging, data capture and EDI transactions. All such services are provided in accordance with contracts negotiated under substantially the same terms and conditions typically afforded other clients. In view of UICI’s substantial ownership of our common stock, any further agreements between UICI and the Company is subject to the approval of the Related Party Transactions Committee of the Company’s board of directors.

      Software License. On January 25, 2001, Healthaxis entered into a software license agreement with UICI. Under the agreement, UICI paid a one-time license fee of approximately $1.8 million for a perpetual, enterprise-wide software license. UICI had the option to terminate the agreement within the first two years of its term, in which case a prorated portion of the one-time license fee would be refunded. The license fee revenue was deferred and was being recognized into revenue pro rata over 24 months. On September 24, 2001 this agreement was amended to shorten the original refund period from December 2002 to March 2002. The remaining amount refundable of $840,000 in the amended agreement was recorded as revenue on a prorata basis over the remaining six-month term of the amended contract. Revenue recognized under this agreement was approximately $1.4 million in 2001 and $420,000 in 2002.

      Warrants, Convertible Debentures and Preferred Stock. UICI previously held approximately $1.7 million of the Company’s 2 % convertible debentures, which were convertible into 185,185 shares of Healthaxis’ Common Stock at a conversion price of $9.00 per share. These convertible debentures were exchanged for 1,424 shares of Preferred Stock and $242,425 cash on July 31, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” UICI continues to also hold 222,396 warrants for the purchase of Healthaxis’ Common Stock at exercise prices ranging from $3.01 to $12.00 per share.

      Proxy Agreement. In connection with the termination of a merger related shareholders’ agreement in November 2001, UICI and Healthaxis entered into a Proxy Agreement that provides for UICI’s grant of a proxy to the Healthaxis Board of Directors to vote 33.3% of the number of Healthaxis shares held of record from time to time by UICI or its affiliates for the sole purpose of electing directors to the Board of Directors of Healthaxis. The voting rights granted by UICI under the Proxy Agreement require that the votes be cast in favor of the nominees that a majority of the Healthaxis directors shall have recommended stand for election. The Proxy does not confer any other voting rights. No UICI directors or personnel are currently Healthaxis directors. It is not expected that any UICI directors or personnel will stand for election at Healthaxis’ 2003 Annual Meeting of Stockholders.

      UICI Administrators, Inc. Healthaxis also provided certain data capture and business applications under a written service license agreement to UICI Administrators, Inc., which was previously a UICI subsidiary that provides administrative services. The agreement with UICI Administrators expired in December 2001, and, on January 17, 2002, UICI sold UICI Administrators, Inc. to American Administrative Group, Inc. (“AAG”), a party unrelated to either UICI or Healthaxis. For the year ended December 31, 2001, UICI Administrators accounted for $5.0 million of revenues under this agreement, which was 11.3% of Healthaxis’ total revenues (including revenues from discontinued operations) for such period. In 2002, we conducted business with AAG without a long-term contract whereby services continued to be provided under the same terms as the expired agreement with UICI Administrators, Inc. For the year ended December 31, 2002, AAG accounted for $4.1 million of Healthaxis revenues under this arrangement, which is 20.5% of Healthaxis revenues. Healthaxis and AAG are negotiating a definitive agreement.

Risk Factors

      This report and the annual report to stockholders contain some forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, those set forth below and elsewhere in this report. In addition to the other information in this report, the following factors, which may affect Healthaxis’ current position and future prospects, should be considered carefully in evaluating Healthaxis and an investment in its common stock.

     Business Related Risks

Because we have a history of operating losses, it is difficult to evaluate our future prospects and to know when, if ever, Healthaxis will become profitable.

      As of December 31, 2002, we had an accumulated deficit of approximately $424.60 million, including charges related to our May 2001 restructuring of $279.6 million. The largest of these charges, a $277.2 million goodwill impairment charge, was due to our belief that previous growth expectations could not be met for several reasons, including: (1) a change in our strategic focus; (2) a lack of readily available investment capital to fund previously anticipated growth; (3) the fragmented and volatile nature of the sector in which we operate; (4) the degradation in value of similar types of companies; and (5) our belief that spending by health insurance companies would decline as a result of the economic slowdown in 2001.

      Our recent history of operating losses in our core business, and our limited operating history as a web-enabling software development company and business process outsourcing company, make it difficult to evaluate our future prospects and to know when, if ever, we will become profitable. Furthermore, you should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven, competitive and rapidly evolving markets. While our restructuring plan implemented in May 2001, and our cost reduction initiative in November 2002, brought costs more in line with our revenue base, there can be no assurances that our cash resources will prove adequate, or that we will ever become profitable. These uncertainties negatively affect our business prospects and our stock price.

We and UICI mutually decided to terminate the Information Technology Services Agreement, resulting in the loss of substantially all of the business of our largest customer in recent years. The loss of this business will negatively affect our results of operations and financial condition in the near term, and it is unlikely that we will soon be able to completely replace this business through organic growth.

      For the years ended December 31, 2002 and 2001, UICI and its subsidiaries accounted for an aggregate of approximately $10.3 million and $29.7 million (37% and 68%) respectively, of our total revenues (including revenues from discontinued operations for such periods). On June 11, 2002, we announced our agreement with UICI to an early termination of the Services Agreement, which in 2002 and 2001 accounted for $8.2 million and $20.7 million of our revenues, respectively. Any revenue that we derive from UICI in the future is not expected to be as significant as in the past. This termination will adversely affect our near term revenues, and also our results of operations and financial condition. One reason our results of operations will be negatively affected is because we are unable to reduce some general and administrative and other expenses required to operate as a public company, a portion of which were allocable to the UICI business relationship, and against which we were previously able to earn a profit from UICI. We hope to be able to generate new sources of revenue to replace our business with UICI, but it is unlikely that we will be able to do so in the near term.

A small number of clients account for a substantial portion of our business, and the loss of any one of them could have an adverse impact on our business and financial condition.

      As a result of the termination of the UICI Services Agreement, the business of our remaining clients now represents a more significant component of our continuing operations. For the year ended December 31, 2002, excluding the business generated from UICI under the Services Agreement, our four largest customers (AAG, NCAS (formerly Carefirst Administrators), UICI and Healthscope Benefits) accounted for an aggregate of 57% of revenues with each customer representing more than 10% of revenues. Our largest client, AAG, which accounted for 20.5% of our revenues, is currently doing business with us without a long-term contract, while we and AAG continue to negotiate a definitive agreement. While we expect that a definitive agreement will be executed, there can be no assurance that a definitive agreement will be reached with AAG. We are dependent to a significant degree on our ability to maintain our existing relationships with our clients.

There can be no assurance that we will be successful in maintaining our existing client relationships, or that we will be successful in securing new clients.

Many of our client contracts contain a fixed-price component, and because we sometimes incur costs in excess of our projections, we could experience decreased operating margins or increased operating losses.

      Many of our client contracts contain a fixed-price component, and some of these contracts are long-term. Our client contracts typically involve a lengthy implementation period, which makes it more difficult to accurately estimate the costs that we will incur to complete the contract. We sometimes incur costs in excess of our projections and as a result experience lower margins than expected or may incur losses with respect to the project. The nature of our fixed-price arrangements can result in decreased operating margins or increased operating losses, and could materially and adversely affect our business, financial condition and results of operations. This risk is exacerbated in light of the recent termination of the services that we provided to UICI under Services Agreement, which were performed on a cost plus percentage basis.

If the healthcare industry does not accept our new information technology or our business process outsourcing services, or acceptance occurs at a slower pace than anticipated, we may not be able to maintain or increase revenues or generate any net income.

      We believe that the claims and administration segment of the healthcare industry has historically under-invested in information technology. If the conversion from traditional paper methods to electronic information exchange does not continue to occur, or this conversion occurs at rates below those we currently anticipate, we may not sell a sufficient amount of our products and services to maintain or increase revenues and generate net income. Even if industry participants convert to electronic information exchanges, they may not elect to use Healthaxis’ applications and services. In addition, if companies are unwilling to use third parties to handle the type of mailroom, imaging and data capture services that our BPO Services business unit provides, this portion of our business may not generate revenues at the level we anticipate.

Our competitors may be more successful in attracting customers, which could result in decreased sales, a loss of revenue and a decrease in the value of our common stock.

      We compete with a number of competitors in each of our product and market areas. We also compete with the internal information resources and systems of some of our prospective and existing clients. Our competitors could develop or offer solutions superior to those we offer. Some of our current and potential competitors are larger, better capitalized, have greater financial and operating resources and greater market share than we do. These competitors may be able to respond more quickly to changes in customer requirements or preferences. They may also be able to devote greater resources to claims processing services or to the development, promotion and sale of their products.

Errors in our application solutions or our data capture services could detract from the reliability and quality of our information systems, which, in turn, could result in decreased sales, liability for damage claims and a negative impact on our results of operations.

      We devote substantial resources to satisfying the demands of the claims and administration segment of the healthcare industry for a high level of reliability and quality from its information systems. In the course of client acceptance testing, Healthaxis historically has experienced few application solutions errors. However, application solutions may contain undetected errors. These errors may result in loss of data, or a reduction in the ability to process transactions on a timely basis, which could result in the loss of existing business and future business, as well as the loss of, or delay in, market acceptance of Healthaxis’ application solutions. We have attempted to limit contractually, and through insurance coverage, damages arising from negligent acts, errors, mistakes or omissions in our application solutions, or in rendering services such as data capture. However, these contractual protections could be unenforceable or insufficient to protect us from liability for damages in connection with the successful assertion of one or more large lawsuits.

Our future success significantly depends on the experience of our executive officers and key personnel, and the loss of one or more of them could impair our ability to do business and otherwise negatively impact the price of our common stock.

      Our future success depends, in significant part, upon the continued services of our executive officers and key personnel. The loss of services of one or more of our executive officers or key employees could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to retain our executive officers or key personnel. We do not have employment agreements with our executive officers or key personnel, although we have entered into change of control agreements with the senior most executive officers. These agreements will operate like an employment agreement in the event of a “change of control” of Healthaxis. Further, if our Chief Executive Officer, James W. McLane, were to cease to serve as such under some circumstances prior to July 31, 2003, then the conversion price at which shares of Preferred Stock could be converted into shares of common stock would be decreased by five percent.

Our reliance on third party vendors could place us at risk for increased expenses, failure to meet our contractual obligations and/or lost clients.

      We rely in part upon third party vendors for the delivery of our products and services to our clients. We have alternatives in each case, but the alternatives could be expensive and time consuming to implement. If any of these vendors ceased providing the product or service on which we rely, our business could also be interrupted until such time as we are able to replace the product or service and integrate it with our own product and service offering. Such interruptions could be in violation of our service level commitments to our customers. The key third party vendors on which we rely include:

•	Advanced Business Fulfillment — which prints and mails the majority of output from our claims system, namely beneficiary checks, explanation of benefits and letters.

•	Gentran — which supplies software that supports our ability to receive and transmit transactions and files electronically.

•	IBM — which provides our data center facilities.

•	Ingenix — which provides usual and customary databases that we use for determining the reasonableness of a healthcare provider’s fees, as well as certain clinical logic used in the processing of health insurance claims.

•	Satyam — which supplies custom software development and programming personnel in support of our systems development and integration contracts.

•	WorldCom, Netlojix and AT&T — which provide telecommunication lines and Internet gateways through which we connect to our clients.

If we are unable to protect our proprietary technology, our competitors could use our proprietary technology to compete against us, which could negatively impact our revenues and otherwise result in our engaging in costly litigation.

      Our success depends to a significant extent on our ability to protect the proprietary and confidential aspects of our solutions and the tradenames associated with them. Our solutions are not patented, and existing copyright laws offer only limited practical protection. The legal protections afforded to us, or the precautions we take, may be inadequate to prevent misappropriation of our technology or the tradenames associated with our solutions. Any infringement or misappropriation of our proprietary solutions or the related tradenames could have the effect of allowing competitors to use our proprietary information to compete against us, or result in costly litigation in order to protect our rights. In addition, these limited protections do not prevent independent third-party development of functionally equivalent or superior technologies, products, or services.

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

      As competing healthcare information systems increase in complexity and overall capabilities, and the functionality of these systems further overlap, we could be subject to claims that our technology infringes on the proprietary rights of third parties. These claims, even if without merit, could subject us to costly litigation and could command the time and attention of our technical, legal, and management teams to defend. Further, if a court determined that we infringed on the intellectual property rights of a third party, we could be required to:

•	Develop non-infringing technology or tradenames;

•	Obtain a license to the intellectual property;

•	Stop selling the applications or using names that contain the infringing intellectual property; or

•	Pay substantial damage awards.

      If we cannot develop non-infringing technology or tradenames, or obtain a license on commercially reasonable terms, any of the above listed potential court-ordered requirements could adversely impact our operations and revenues.

Our failure to meet performance standards described in our service agreements could result in the termination of those agreements, the loss of other business and the imposition of penalties, any of which, in turn, could lead to decreased revenues and larger continuing losses.

      Many of our service agreements contain performance standards. Healthaxis could fail to meet some contractual performance standards related to turnaround times, availability, and quality standards set forth in its service agreements. Our failure to meet these standards could result in the termination of these agreements, as well as financial penalties from current clients and decreased sales to potential clients. These penalties range from less than 1% to a maximum of 50% of the aggregate amount payable under these agreements. Although we are unaware of any current instances of non-performance, if we are unable to maintain performance standards, we may experience decreased sales, decreased revenues, and continued losses.

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

      We conduct imaging and data capture operations related to the conversion of insurance claims information to electronic form in Jamaica through an indirect subsidiary. For the year ended December 31, 2002, we earned 11.6% of our total revenues from our Jamaican operations. There is less government regulation in Jamaica than in the United States, and there may be more difficulty in enforcing Jamaican legal rights. Additionally, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability, labor difficulties, or diplomatic developments that could affect our Jamaican operations and assets. While these factors have not to date had a material adverse impact on our business, if an adverse event occurred, it could materially disrupt our business operations, jeopardizing our ability to meet our contractual obligations and likely leading to higher expenses.

      The proximity of our Jamaican operation to the ocean-front could expose our facility to damage from a tropical storm. While we maintain insurance coverage on the facility, we could experience downtime and could incur additional expenses related to relocation or repair of the facility, should this occur.

      Currently, our Jamaican subsidiary is able to take advantage of the Jamaican labor market, which provides competent and inexpensive labor. As of December 31, 2002, our Jamaican subsidiary had approximately 80 employees. If the risks or problems posed by conducting operations in Jamaica require significant financial or managerial resources, or we are forced to relocate these operations on-shore, our costs to provide these services would increase.

Because UICI, a significant customer, also controls a substantial portion of our outstanding common stock, if we enter into new contracts with UICI conflicts of interest could arise that could result in contracts that adversely affect our revenues and results of operations.

      UICI owns or controls approximately 47% of Healthaxis’ outstanding common stock as of March 19, 2003. Although in June 2002 we terminated the UICI Services Agreement, we continue to provide UICI and its affiliates with some services. In light of the potential for conflicts of interest that would arise if we were to enter into new contracts with UICI, any such contracts are subject to the approval of our Board of Directors and our Related Party Transactions Committee, the latter of which is comprised solely of independent Board members. While we have no intention of entering into any contract with UICI that is less favorable to us than are the contracts that we enter with unrelated third parties, our Related Party Transactions Committee is specifically charged with ensuring that this does not occur.

Acquisitions, which are part of our long-term business strategy, involve inherent risks that could compromise the success of our business and dilute the holdings of current stockholders.

      As part of our long-term business strategy, we may consider acquisitions of similar or complementary businesses. See “— Business Strategy.” If we are not correct when we assess the value, strengths, weaknesses, liabilities and potential profitability of acquisition candidates, or if we are not successful in integrating the operations of the acquired businesses, the success of the combined business could be compromised. Any future acquisitions will be accompanied by the risks commonly associated with acquisitions. These risks include, among others, potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to the business of the combined company and potential diversion of management’s time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of the changes in management, potential future write-downs related to goodwill impairment in connection with acquisitions, and dilution to the stockholders of the combined company if the acquisition is made for stock of the combined company. In addition, asset classes, technologies or businesses of acquired companies may not be effectively assimilated into our business or have a positive effect on the combined company’s revenues or earnings. The combined company may also incur significant expense to complete acquisitions and to support the acquired asset classes and businesses. Further, any such acquisitions may be funded with cash, debt or equity, which could have the effect of diluting the holdings or limiting the rights of stockholders. Finally, we may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.

Internet and Health Insurance Industry Related Risks

The substantial time required for us to convert a business opportunity into revenue depresses our potential near term growth rate.

      Like other companies in the health information technology industry and business process outsourcing industry, it takes us a substantial amount of time to bid for the business of a new client, win the business of a new client, and, finally, convert that business into revenue. These time lags mean that even if we are successful in winning new client business, we may not benefit from the revenues derived from that business for some time. This industry phenomenon may dampen our near term potential growth rates.

If a sufficient number of health insurance payers do not accept the Internet as a medium for health insurance sales and administration, we may be unable to increase revenues and decrease losses.

      If insurance payers do not accept the Internet as a medium for policy sales, claims and benefit administration and customer relationship management, we may not be able to increase revenues through sales of our Internet based solutions. The health insurance industry’s traditional paper-based methods are well established, and the industry has generally been slow to change.

Our focus on providing web-based solutions exposes us to Internet access problems, which could adversely affect some of our software hosting services and negatively impact our operating results.

      Some of our solutions rely on Internet access and are, therefore, subject to a number of risks, including risks associated with disruptions, delays or losses due to technical difficulties, natural causes or security breaches. These problems may adversely affect the success of some of our software hosting services because our ability to deliver these services to clients is dependent on the use of the Internet as a medium of effective communication. If we were to encounter these problems, we could lose revenues from clients or potential clients and could also incur additional costs, which would negatively impact our operating results.

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

If our software is not in compliance with HIPAA, then we could lose business; and if our internal operations are not HIPAA-compliant, then we could face contractual liability claims.

      Some of the applications solutions we provide to our clients will require modifications in order to achieve or maintain compliance with the Electronic Transactions and Code Sets, Privacy, and Security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”). In addition, some aspects of Healthaxis’ internal operations must become HIPAA-compliant. The timing of compliance with HIPAA requirements varies depending upon the applicable rule and effectiveness dates. We believe Healthaxis will be able to meet the HIPAA requirements currently published for our internal operations and for our clients. If Healthaxis is unable to deliver applications solutions which achieve or maintain compliance with the applicable HIPAA rules, then clients may move business to applications solutions providers whose systems are, or will be, HIPAA-compliant. As a result, our business could suffer. If Healthaxis’ internal operations are not HIPAA-compliant, then we may also face contractual liability to the extent our business associate and other contracts require compliance. Certain states may also impose direct liability in the form of civil penalties for our failure to be HIPAA-compliant. In the event that we lose business to competitors, or are required to pay amounts as a result of contractual liability claims, the market price of our common stock may decline.

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

Changes in government regulation of the healthcare industry could increase our expenses and otherwise adversely affect our clients’ businesses, which could, in turn, adversely affect our business.

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

Capital Structure and Trading Market Risks

      As more fully described under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Overview”, and in Note 20 to the Consolidated Financial Statements, in July 2002 we issued shares of Preferred Stock and paid a cash amount in exchange for all of our 2% convertible debentures. A number of the following “risk factors” relate to risks associated with our issuance of the shares of Preferred Stock.

Our Preferred Stock has rights, including economic rights, senior to our common stock, that could have a material adverse effect on the market value of our common stock.

      Our Preferred Stock has economic rights senior to our common stock. For example, the terms of the Preferred Stock provide that if we liquidate Healthaxis, the holders of the Preferred Stock will receive some assets of Healthaxis prior to, and in preference to, our common shareholders. More specifically, in the event of a liquidation, the holders of our Preferred Stock will receive an amount per share equal to the greater of the stated value of the Preferred Stock (currently, $23.5 million) plus all accrued but unpaid dividends, or their pro rata portion of the assets of Healthaxis. In part, this preference means that if we liquidate prior to the conversion of our Preferred Stock, and our total assets available for distribution are less than $23.5 million plus all accrued but unpaid dividends, then our common shareholders will receive nothing in the liquidation. This preference for the Preferred Stock may adversely affect the price of our common stock.

The terms of the Preferred Stock include redemption provisions that could be triggered if we fail to comply with some contractual terms. If these redemption provisions were triggered, we could be required to redeem for cash all of the shares of Preferred Stock.

      The terms of the Preferred Stock provide that in some situations the holders of the Preferred Stock can force us to redeem, or buy back, their shares. This redemption may adversely affect us, because we may not have the cash necessary to effect the redemption, or because cash that could have been used to make investments in our business will instead be paid to the holders of our Preferred Stock. While we believe that, currently, there is no cause for redemption, the situations in which we can be required to redeem shares of Preferred Stock involve situations where specific events or transactions are effected by us without, generally, the affirmative vote or consent of the holders of at least 60% of the then outstanding Preferred Stock, or we are found to have made an incorrect representation or warranty in the Certificate of Designation or other documents executed in connection with the issuance of the Preferred Stock.

The terms of the Preferred Stock include an obligation to pay cumulative dividends, which if paid in cash would deplete our cash resources, and if paid in stock, would dilute our common shareholders.

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

      The convertibility of the Preferred Stock into shares of our common stock, and the possibility that the conversion price could be adjusted downward in some limited situations, could dilute our common stock and could adversely affect the price of our common stock. The holders of the Preferred Stock may elect to convert their shares into shares of common stock at any time. Under some limited circumstances involving a substantial increase in the market price of our common stock, we have the right to require the conversion of all of the shares of Preferred Stock. The conversion price for the Preferred Stock is $2.625 per share, although this conversion price is subject to adjustments in some limited situations. If under some circumstances, we issue options or sell stock or stock equivalents at a price per share that is below the then-applicable conversion price of the Preferred Stock, then the conversion price of the Preferred Stock could be adjusted downward, with the result that the number of shares of common stock issuable for each share of Preferred Stock would increase. In addition, the conversion price of the Preferred Stock could be adjusted downward in the event that we declare or pay a dividend or distribute shares of common stock, whether in shares of common stock or in other property, or if we effect a stock split, or if James W. McLane, our chief executive officer, resigns or is terminated without cause on or before July 31, 2003.

In order for us to take some actions, we are required to obtain the approval of the holders of Preferred Stock. In the event such approval is not obtained, we could not take the specified action, even if it was in our best interest and that of our common shareholders.

      Except as otherwise provided by applicable law, the holders of the Preferred Stock do not have the right to vote together with the holders of common stock. The holders of Preferred Stock do, however, have the right to vote separately as a class in a number of circumstances, specified in the Certificate of Designation, when we propose to take some actions, including:

•	Changing our charter, bylaws or the Certificate of Designation in ways that would adversely affect the rights of the holders of the Preferred Stock;

•	In some cases, increasing or decreasing the total number of authorized shares of our common stock or Preferred Stock;

•	Effecting a reverse stock split of our common stock, declaring or paying any dividends on shares of our common stock, or otherwise redeeming or repurchasing any shares of our common stock in most circumstances;

•	Entering into any agreement or arrangement with any of our officers, directors or some other affiliates, except under limited circumstances;

•	Issuing any securities having a preference over, or being on parity with, the Preferred Stock;

•	Liquidating, dissolving or winding-up our business or that of any of our subsidiaries;

•	Entering into any transaction to sell or otherwise dispose of all or substantially of our assets, or entering into some reorganizations, mergers, consolidations or similar transactions, or reclassifications, recapitalizations or other changes to our capital stock;

•	Selling or otherwise disposing of any material portion of our assets, except under limited circumstances;

•	Incurring indebtedness or otherwise becoming liable with respect to debts over a specified level, or otherwise pledging any shares of our capital stock other than in the ordinary course of business;

•	Entering into a new or different line of business, outside of the provision of technology services or software applications; and

•	Engaging in any transaction involving the sale of securities that would result in an adjustment in the conversion price of the Preferred Stock below a specified level.

      In addition to obtaining the approval of the holders of the Preferred Stock with respect to a proposed sale or other disposition of Healthaxis, or of all or substantially all of its assets, we also are required to notify the holders of Preferred Stock in advance of our entry into any related letter of intent or similar written instrument. In deliberating and taking action to approve or disapprove such a transaction, the holders of Preferred Stock are required to exercise good faith. However, the right of the holders of Preferred Stock to vote against, and thereby block, a sale transaction involving Healthaxis could make Healthaxis less attractive to a third party and could prevent our common shareholders from realizing a premium over the then-prevailing market price for their shares in the event a sale transaction is proposed.

The sale of shares of our common stock in the public market, or the possibility of these sales, could lower our stock price.

      A substantial number of shares of our common stock became eligible for sale in the public market with our registration statement effective December 13, 2002, related to the resale of the shares of our common stock underlying the Preferred Stock. We are required to keep such registration statement effective for up to two years from the date of effectiveness of such registration statement and, if under some circumstances, the shares of common stock offered thereby cannot be sold under such registration statement, then we are required to pay to the holders of Preferred Stock a registration delay payment penalty. In addition to the stock registration obligations that we owe to the holders of Preferred Stock, we also owe registration obligations to other securityholders. Sales of substantial amounts of our shares of common stock in the public market, or the possibility of these sales, may adversely affect our stock price.

Because UICI owns a substantial portion of our common stock, it could take actions that would adversely affect our other shareholders.

      UICI owns or controls approximately 47% of Healthaxis’ outstanding common stock as of March 19, 2003. In the event UICI did not favor a proposed change of control of Healthaxis, this concentration of ownership could have the effect of delaying or preventing a change in control of Healthaxis and could eliminate the opportunity for our shareholders to realize a premium over the then-prevailing market price for their shares. In addition, sales by UICI of a significant number of shares of our common stock could have an adverse effect upon the prevailing market price of our common stock.

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

      Continued listing on The NASDAQ SmallCap Market of our common stock under the current NASDAQ rules will require that: (a) our common stock obtain a per share price of at least $1.00 per share for 10 consecutive trading days before the expiration of the applicable minimum bid price grace period under the NASDAQ listing rules, and (b) that we otherwise maintain compliance with other applicable listing standards. We believe we maintain compliance with applicable listing standards, except for the per share price requirement. The recent price of our common stock has been below $1.00 per share. If our common stock were delisted from The NASDAQ SmallCap Market, we would likely be traded on the over-the-counter bulletin board market (“OTCBB”), or in the so-called “pink sheets.” Changes to the NASDAQ minimum bid price rules and a proposed new marketplace to replace the OTCBB may impact the time frames and manner for the continued listing of our stock. If our common stock were delisted, fewer investors would have access to trade our common stock, which may result in reduced demand for the stock. In addition, our common stock may become subject to penny stock regulations. The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors must make a special suitability determination for the purchaser, receive the purchaser’s written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents which identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules. Holders of our common stock may find it difficult to sell their shares of common stock, which could adversely affect the market price of our common stock.

Item 2.	Properties

      Healthaxis’ headquarters is located in a leased facility in Irving, Texas, a suburb of the Dallas metropolitan area. In December 2001, the Company sold a 47,000 square foot building in East Norriton, Pennsylvania, which had been the Company’s headquarters until the second quarter of 2001. The Company now owns no real property and conducts its business through the following leased facilities:

Address	Square Feet	Lease Expiration

5215 North O’Connor Blvd, 800 Central Tower, Irving, TX	31,300	December 2005
2500 DeKalb Pike, East Norriton, PA	4,200	November 2003
670 East Main St, Castledale, UT	5,450	December 2007
1200 East Ephraim Canyon, Ephraim, UT	10,000	Month to month
1-3 Pimento Way, Montego Freeport, Montego Bay, Jamaica	6,500	November 2004

      Utah and Jamaica facilities are utilized exclusively by the Company’s Business Processing Outsourcing Services business unit. The Company believes its existing facilities are suitable to conduct its present business. The Company believes that its leased facilities are well maintained and in good operating condition and are adequate for its present and anticipated levels of operation.

Item 3.	Legal Proceedings

      The Company is involved in litigation arising in the ordinary course of its business. Management is of the opinion that no currently pending litigation will have a material adverse effect on the results of operations or financial position of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

      The listing of Healthaxis’ common stock was transferred from the NASDAQ National Market to the NASDAQ SmallCap Market on July 16, 2002, where it continues to trade under the symbol HAXS. The continued listing of Healthaxis common stock on the NASDAQ SmallCap Market will be subject to the Company’s continuing qualification with the NASDAQ SmallCap Market listing requirements, including the requirement that the Healthaxis’ common stock obtain a price of $1.00 per share for ten consecutive days before expiration of the applicable bid price requirement grace period. Changes to the NASDAQ minimum bid price rules may impact the time frames and manner for the continued listing of our stock. The following table shows the range of quarterly high and low sale prices for Healthaxis common stock over the last two years.

	2002		2001

	High	Low	High	Low

First Quarter	$1.25	$0.56	$5.00	$0.53
Second Quarter	1.05	0.42	1.68	0.53
Third Quarter	0.60	0.30	1.26	0.60
Fourth Quarter	0.62	0.25	1.12	0.55

      On March 19, 2003, the closing price of Healthaxis common stock was $.28. There were 262 shareholders of record as of February 18, 2003 although Healthaxis believes that the number of beneficial owners of its common stock is substantially greater.

Dividends

      Healthaxis did not pay a cash dividend on its common stock in 2002 or 2001 and does not anticipate paying cash dividends on its common stock for the foreseeable future. Any payment of cash dividends on its common stock in the future will be at the discretion of the board of directors and subject to some limitations under the Pennsylvania Business Corporation Law, the Certificate of designation of our Preferred Stock, and will depend upon factors such as the Company’s earning levels, capital requirements, financial condition and other factors deemed relevant by the board of directors.

Item 6.	Selected Financial Data.

      The following selected consolidated financial information has been derived from the consolidated financial statements of Healthaxis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated financial statements of Healthaxis have been audited by Ernst & Young LLP for 2002 and 2001, and by BDO Seidman, LLP for 2000, 1999 and 1998. Healthaxis’ financial results include those of its subsidiaries. All information has been restated to present as discontinued operations Healthaxis’ insurance operations (effective November 30, 1999), Healthaxis’ retail website operations (effective June 30, 2000) and Healthaxis’ UICI outsourcing operations under the Services Agreement (effective June 17, 2002).

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$19,816	$23,105	$21,444	$—	$—

Expenses:
Cost of revenues	21,355	24,557	29,741	504	277
Sales and marketing	1,951	3,225	3,585	447	134
General and administrative	3,745	13,492	12,380	7,457	3,967
Research and development	366	1,479	974	—	—
Restructuring and impairment charges	6,232	279,607	—	—	—
Loss on sale of building	—	2,498	—	—	—
Amortization of intangibles	1,300	12,471	37,280	765	—

Total expenses	34,949	337,329	83,960	9,173	4,378

Operating loss	(15,133)	(314,224)	(62,516)	(9,173)	(4,378)
Interest expense and other income, net	(427)	(2,795)	(2,977)	(925)	(222)

Loss before minority interest	(15,560)	(317,019)	(65,493)	(10,098)	(4,600)
Minority interest in loss of subsidiary	—	3,080	35,988	1,008	493

Loss before provision for income taxes	(15,560)	(313,939)	(29,505)	(9,090)	(4,107)
Income tax provision	—	—	585	—	—

Loss from continuing operations	(15,560)	(313,939)	(28,920)	(9,090)	(4,107)
Loss from sale of discontinued operations	(3,564)	—	(2,300)	(10,263)	—
Gain (loss) from discontinued operations	850	1,686	(5,721)	(27,178)	(8,049)

Loss before extraordinary item	(18,274)	(312,253)	(36,941)	(46,531)	(12,156)
Extraordinary gain	16,388	1,681	1,925	—	—

Loss before cumulative effect of accounting change	(1,886)	(310,572)	(35,016)	(46,531)	(12,156)
Cumulative effect of accounting change	(6,674)	—	—	—	—

Net loss	(8,560)	(310,572)	(35,016)	(46,531)	(12,156)
Dividends on preferred stock	198	—	—	70	254

Net loss applicable to common stock	$(8,758)	$(310,572)	$(35,016)	$(46,601)	$(12,410)

Basic and diluted gain (loss) per share of common stock:
Continuing operations	$(.29)	$(6.26)	$(2.21)	$(0.75)	$(0.42)
Discontinued operations	(.05)	.04	(0.62)	(3.05)	(0.78)
Extraordinary gain	.30	.03	.15	—	—
Cumulative effect charge	(.12)	—	—	—	—

Net loss	$(.16)	$(6.19)	$(2.68)	$(3.80)	$(1.20)

Weighted average common shares and equivalents used in computing basic and diluted gain (loss) per share	53,610	50,149	13,082	12,260	10,331

	As of December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Balance Sheet Data:
Cash	$11,380	$13,149	$17,170	$58,069	$1,724
Total assets	33,374	57,546	711,292	79,602	24,568
Convertible debenture	—	27,134	27,367	25,019	—
Preferred stock	6,280	—	—	—	557
Total stockholders’ equity	27,608	22,389	216,495	12,620	5,495
Book value per common share (1)	0.40	0.42	16.53	0.97	0.43
Pro forma book value per common share (2)	0.44	0.42	16.53	0.97	0.46

(1)	Book value per common share is computed by dividing total equity attributable to common stockholders by the number of common shares outstanding at the end of each period.

(2)	Pro forma book value per common share is computed by dividing total equity by the number of shares outstanding at the end of each period assuming the conversion of Series A preferred stock into common stock in 1998 and 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially form those discussed in the forward looking statements as a result of various factors, including those set forth under “Business-Risk Factors” elsewhere in this report or in the information incorporated by reference in this report. You should read the following discussion and analysis in conjunction with “Selected Consolidated Financial Data” included in this report, as well as our consolidated financial statements and related notes thereto appearing elsewhere in this report.

Overview

      Healthaxis is a technology and business process services firm committed to providing innovative and configurable web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which are comprised of software products and related services, are designed to assist health insurance payers, government agencies, third party administrators and health and welfare plans in providing enhanced services to members, employees, employers and providers through the application of Healthaxis’ flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider (“ASP”) basis. These technology solutions are complimented by Healthaxis’ Business Process Outsourcing (“BPO”) services that are offered to its technology clients and on a stand-alone basis. Healthaxis believes that its solutions enable a client to reduce their administrative costs, enhance their customer service, grow their revenues and improve their profitability.

      The Company continued to build a stronger foundation for the future during 2002:

•	It realigned its sales force against better defined target markets

•	It generated nine new significant contracts, which are projected to yield over $11 million in revenue between 2002 and 2005. Most of this projected revenue has yet to be realized.

•	It completed the development of turnkey web-based self-service capabilities for managed care companies (self-service modules for members, employees and employers) and completed seven implementations of the new web-enrollment product and two more installations of the web-based broker product

•	It merged its web technology and benefit administration capabilities, in November 2002, to better serve its existing customers and to open up new commercial and government market opportunities. Two significant state contracts reflected this combination of capabilities

•	It continued to strengthen and broaden its business partnerships to further its business development and technology development efforts

•	It changed the leadership of its Imaging and Data Capture business to improve productivity and operating results

•	It converted into cash the UICI Information Technology Services Agreement, which it believes represented a perpetually declining revenue stream and non-strategic business unit

•	It exchanged all of its long-term debt for shares of preferred stock and a cash payment

•	It lowered overall operating costs, exclusive of its UICI outsourcing segment, by almost 50% over the past 2 years. The expected operating cost break-even was lowered to the $22 to $23 million range for 2003, depending on the mix of the business

•	It outsourced some of its non-core functions, such as co-locating its data center to an IBM hosting facility

•	It preserved cash while investing in technology improvements and productivity initiatives. Its liquid cash resources, coupled with the elimination of its long-term debt, gives it flexibility to pursue a variety of strategic channels

      Revenue Model. Healthaxis derives revenue from a number of sources. Set forth below is a description of our revenues generated by each of our suite of products and solutions.

      Revenues generated by our benefits administration and claims processing systems are either transaction based or derived from providing professional services. The transaction revenue is a combination of a per-employee-per-month fee for the use of our proprietary applications and a per document fee for the printing and mailing of system output (benefit checks, explanations of benefits and letters). The transaction revenue is based on an application service provider model, where we host the hardware and software and perform some print and mail services on behalf of clients. Professional services revenue is generated from direct billing for our staff time. These billings are generally derived from converting a client’s existing system, client training and tailoring custom solutions for a client. Professional services generally are billed on a flat rate per hour. In some cases, a project may be done for a fixed price. During 2002, approximately 82% of revenues from this suite of products were transaction based and 18% were derived from professional services.

      Revenues generated by our web connectivity (WebAxis) products are derived from licensing of our proprietary software products and providing professional services. The licensing revenue is a combination of per-member-per-month fees and fixed price license fees. The fixed price license fees historically have been recognized over a period of time, due to contract terms (such as a right of return). In the future, we may enter into one-time license fee agreements, which fees may be recognized upon the delivery of the product. Professional service revenue is generated from direct billing for our staff time. These billings generally are associated with implementation and integration of our software product into our client’s legacy system. Professional services may be billed on a flat rate per hour, or a project may be undertaken for a fixed price. Revenue on fixed price projects is recognized on the percentage of completion basis. Contracts generally include an up-front payment intended to recoup the start-up costs incurred in setting up a new client. Such fees, along with the associated costs, are generally deferred and recognized over the life of the transaction-based contract. During 2002, approximately 36% of revenues from this suite of products were generated from software licenses and 64% from professional services.

      Revenues generated from BPO services are transaction based. Fees for mail handling, scanning and converting insurance claims from paper to electronic format, and image storage and retrieval, are priced on a per-document or a per-image basis. Such revenue is recognized in the month the services are performed. Contracts generally include an up-front payment intended to recoup the start-up costs incurred in setting up a new client. Such fees are generally deferred and recognized over the life of the transaction-based contract.

      November 2002 Cost Reduction Initiative. On November 12, 2002, Healthaxis began a cost reduction initiative designed to more closely align expenses with revenues and to enhance the Company’s operating performance. The cost reduction initiative consisted of both a reduction in the Company’s labor force and an across-the-board reduction in salary levels, as well as planned reductions in certain operating and overhead expenses. The reduction in labor force was effective in mid-November and the Company recorded severance expenses related to the terminated employees of $358,000 in the 2002 fourth quarter. The reduction in salary levels was effective January 1, 2003. In total, the cost reduction initiative is designed to save in excess of $5 million in expenses in 2003.

      Management believes that the cost reduction initiative serves not only the Company’s financial goals, but is also consistent with its strategic business goals. Healthaxis has spent significant resources in the past two years developing certain products and functionality. That development effort is now substantially complete and the level of human resources necessary to sustain the effort is no longer required. In addition, the Company now outsources portions of its software development work to Satyam Computer Services Ltd., a leading global consulting and IT services company based in India. The Company will now focus on selling these capabilities to new customers, as well as using them to strengthen relationships with existing customers. In addition, the Company has, in recent periods, sharpened its focus on more specific target markets with more specific product offerings, the effect of which has been to reduce its human resource requirements. Hence, management believes that its reduced labor force will be able to effectively serve its existing customer base, while also focusing on new market opportunities.

      May 2001 Restructuring Plan. The foregoing 2002 cost reduction initiative is in addition to the Company’s May 2001 restructuring plan, which is further described in Note 7 to the Consolidated Financial Statements. In connection with its restructuring and reorganization, the Company accrued or recorded restructuring charges of $279.6 million in the second quarter of 2001. Those costs are generally related to impairment of long-lived assets and goodwill, and severance costs for terminated employees. In total, counting the reduction-in-force and other expense reductions, the May 2001 initiative was designed to save in excess of $11.0 million annually. Based upon the results for 2002 and the latter half of 2001, management believes that it has achieved the anticipated level of savings. The Company was successful in lowering headcount, eliminating the development and marketing of certain products, lowering operating costs and moving its headquarters from Pennsylvania to Texas.

      Convertible Debenture Exchange. On July 31, 2002 the Company completed a transaction providing for the cancellation of its $27.5 million 2% convertible debentures in exchange for issuance to the debenture holders of shares of Series A Convertible Preferred Stock (“Preferred Stock”) and the payment of $4.0 million cash. The Preferred Stock is convertible into shares of Healthaxis common stock at a conversion price of $2.625 (subject to downward adjustment in certain events), and carries a fixed dividend rate of 2% per annum, payable semi-annually in cash or shares of common stock. As more fully described in Note 20 to the Consolidated Financial Statements, the Preferred Stock contains, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the Preferred Stock (currently $23.5 million) plus all accrued but unpaid dividends, and in the event of our failure to comply with certain contractual provisions, redemption rights. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in connection with some matters. See “Business — Risk Factors — Capital Structure and Trading Market Risks.”

      The issuance of the shares of Preferred Stock and the corresponding extinguishment of long-term debt reflects continuing efforts to strengthen the Company’s capital structure. We believe the existence of the long-term debt was a negative factor in the minds of existing customers, potential customers and shareholders. We also considered factors mitigating against issuing the Preferred Stock and paying cash in exchange for the convertible debentures. These factors included, for example, the need to pay $4.0 million in cash to effect the exchange. Had the Company not entered into the exchange, it could have had additional liquidity for ongoing operations. The convertible debentures did not mature until September 2005, and therefore, did not represent an immediate use of liquidity. It is also possible that a different transaction could have been negotiated at a later date, or the convertible debentures could have been paid in full when due through the issuance of other financial securities. On balance, after consideration of all the factors, we concluded that the existence of the convertible debentures was such a negative factor in the minds of existing customers, potential customers and shareholders, that this conversion of the debt into equity at this time was the most appropriate action to take.

      UICI Relationship: UICI is currently our largest single shareholder, beneficially owning approximately 47% of Healthaxis common stock as of March 19, 2003. UICI and its subsidiaries, in the aggregate, also constituted our largest single client during 2002 and 2001, accounting for 37% and 68%, respectively, of our total revenues (including revenues from discontinued operations for such periods). On June 17, 2002 the Company consummated an agreement providing for the termination of our Services Agreement with UICI. The termination of the Services Agreement substantially reduced Healthaxis’ business relationship with UICI. See “Business — Relationship with UICI” for a summary of the terms under which the Services Agreement was terminated, as well as other information regarding our relationship with UICI. See also Note 5 of the Notes to Consolidated Financial Statements. Healthaxis previously reported the revenues and expenses associated with the Services Agreement as those of our Outsourcing segment. As a result of the termination of the Services Agreement, the Company’s consolidated financial statements have been prepared with the Outsourcing segment results of operations presented as discontinued operations. All historical financial statements presented have been restated to conform to this presentation.

Results of Operations

      The Company focuses its cost containment initiatives on cash operating expenses. Operating depreciation / amortization, stock based compensation, amortization of intangible assets, loss on sale of building and the restructuring and impairment charges, with the exception of severance payments, are all non-cash expenses.

      Operating depreciation / amortization is the systematic charge to expense for property, equipment, and software used in the operation of the business. Stock based compensation is the result of stock options that were granted at an exercise price below the market price of the Company’s common stock in 2000 and are charged to expense as vested, options that were repriced in 2000 and are accounted for as variable options with a “mark-to-market” expense charge to the extent the Company’s stock price exceeds $2.49, and charges from the vesting of an Insurdata option plan that was assumed as part of the Insurdata Merger. Amortization of intangibles is the systematic expensing of customer base and developed software. The restructuring charges are described in “November 2002 Cost Reduction Initiative” and “May 2001 Restructuring Plan” previously discussed. The loss on sale of building relates to the Company’s sale of its prior headquarters building and property located in Pennsylvania.

      The following tables are presented in such a manner that these significant non-cash expenses are distinguishable in 2002, 2001 and 2000. All information has been restated to present as discontinued

operations Healthaxis’ retail website operations (effective June 30, 2000) and Healthaxis’ outsourcing operations (effective June 17, 2002).

	Year Ended December 31, 2002 (in thousands)

		Operating	Stock
	Operating	Depreciation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenue				$19,816	100%

Operating Expenses
Cost of revenues	$18,555	$2,609	$191	$21,355	108%
Sales and marketing	1,814	46	91	1,951	10%
General and administrative	3,463	116	166	3,745	19%
Research and development	322	52	(8)	366	2%

Subtotal	$24,154	$2,823	$440	27,417	138%

Restructuring charge				6,232	31%
Loss on sale of building				—	0%
Amortization of intangibles				1,300	7%

Total operating expenses				$34,949	176%

	Year Ended December 31, 2001 (in thousands)

		Operating	Stock
	Operating	Depreciation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenue				$23,105	100%

Operating Expenses
Cost of revenues	$20,895	$2,870	$792	$24,557	106%
Sales and marketing	2,036	44	1,145	3,225	14%
General and administrative	8,659	219	4,614	13,492	58%
Research and development	1,325	115	39	1,479	6%

Subtotal	$32,915	$3,248	$6,590	42,753	185%

Restructuring charge				279,607	1210%
Loss on sale of building				2,498	11%
Amortization of intangibles				12,471	54%

Total operating expenses				$337,329	1460%

	Year Ended December 31, 2000 (in thousands)

		Operating	Stock
	Operating	Depreciation/	Based		% of
	Costs	Amortization	Compensation	Total	Revenue

Revenue				$21,444	100%

Operating Expenses
Cost of revenues	$22,492	$3,182	$4,067	$29,741	139%
Sales and marketing	2,060	7	1,518	3,585	17%
General and administrative	9,127	635	2,618	12,380	58%
Research and development	916	58	—	974	5%

Subtotal	$34,595	$3,882	$8,203	46,680	218%

Restructuring charge				—	0%
Loss on sale of building				—	0%
Amortization of intangibles				37,280	174%

Total operating expenses				$83,960	392%

Year ended December 31, 2002 compared to year ended December 31, 2001

      Revenues decreased 14% from $23.1 million for the year ended December 31, 2001 to $19.8 million for 2002. Approximately $1.9 million of this reduction was due to a reduction in the level of services to UICI that were outside the scope of the Services Agreement. Clients lost or contracts expired resulted in a reduction of revenues totaling $2.0 million, which was largely offset by revenues from new sales in 2002 of $1.9 million. A new contract with the State of Washington accounted for $1.0 million of the revenue from new sales in 2002. Decreased revenue from continuing clients accounted for a reduction of $3.1 million, comprised largely of $1.8 million reduction from Digital Insurance and $901,000 reduction from AAG (previously UICIA). Increased revenue from continuing clients was $1.9 million primarily reflecting increased levels of recurring revenues from the benefit administrators solutions sold on an ASP basis.

      Cost of revenues includes all expenses directly associated with the production of revenue, and consists of salaries and related benefits, rent, amortization and depreciation of tangible assets, system expenses such as maintenance and repair, as well as other related consumables. These costs decreased 13% from $24.6 million for the year ended December 31, 2001 to $21.4 million in 2002, despite a software impairment charge of $592,000 and a hardware write-off charge of $123,000 in 2002. Approximately $601,000 of the reduction was due to a reduction of stock based compensation. Cost of revenue as a percent of revenue increased slightly from 106% in 2001 to 108% in 2002. A reduction of amortization and depreciation accounted for an additional $261,000 and is the result of a cutback in capital expenditures following the May 2001 restructuring. The remainder of the decrease was due primarily to a reduction in personnel and subcontractor expenses, which resulted from a reduced labor force subsequent to the restructuring plan implemented in May 2001, as described above.

      Sales and marketing expenses consist of employee salaries and related benefits, as well as promotional costs, such as direct mailing campaigns, trade shows and media advertising. These costs decreased 40% from $3.2 million for the twelve months ended December 31, 2001 to $2.0 million for the same period in 2002. Approximately $1.1 million of the decrease was due to a reduction of stock based compensation resulting from the re-measurement of options exchanged in the 2001 HAXS Merger (which is described in Note 4 of the Notes to Consolidated Financial Statements).

      General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These costs were approximately $13.5 million for the twelve months ended December 31, 2001 compared to $3.7 million in 2002, reflecting a decrease of 72%. Stock based compensation of approximately $4.6 million was included in the 2001 period as compared to $166,000 in the 2002 period, due primarily to the re-measurement of options exchanged in the 2001 HAXS Merger. Severance expenses totaling $2.1 million are included in the 2001 period, as compared to a credit of $1.3 million in 2002, primarily related to Mr. Clemens’ severance agreement and settlement as described in Note 9 to Consolidated Financial Statements included in this report. An accrual of $1.1 million was also made in 2001 related to a contingent tax liability. After considering these items, expenses have decreased approximately $659,000 as a result of the reduction of management and corporate staff and approximately $103,000 as a result of reduced depreciation.

      Research and development expenses include the salary and related benefits of personnel engaged directly in the development of new products prior to the establishment of technological feasibility and the enhancement of existing products. These costs decreased 75% from $1.5 million for the twelve months ended December 31, 2001 to $366,000 for the same period in 2002. The decrease was due primarily to a reduction of Advanced Technology Division staff, and the redeployment of staff from this division to operating divisions in order to focus on near-term revenue opportunities.

      Restructuring and impairment charges were approximately $279.6 million during the year ended December 31, 2001. These charges were recorded pursuant to the Company’s adoption of an internal restructuring plan approved by the Board of Directors on May 11, 2001 and implemented on May 14, 2001. Approximately $277.2 million of this charge was attributable to the impairment of goodwill. The remainder is to record other costs of the restructuring, including severance payments for terminated employees in the amount of $348,000 and the reduction of other long lived assets in the amount of $1.9 million, primarily resulting from the decision to cease development and marketing of certain products. See further discussion of the Restructuring Plan previously discussed. Restructuring and impairment charges were $6.2 million in 2002. Approximately $5.9 million was attributable to the further impairment of goodwill and the remaining $358,000 was due to severance expenses related to terminated employees as a result of the November 2002 cost reduction initiative described previously.

      Loss on sale of building of $2.5 million in the twelve months ended December 31, 2001 represents the write-down and the loss on the eventual sale of our building and property in Pennsylvania. There were no such charges during 2002.

      Amortization of intangibles includes the amortization of developed software, client base and goodwill. These costs decreased from $12.5 million for the twelve months ended December 31, 2001 to $1.3 million for the same period in 2002. The decrease was due to the fact that goodwill is no longer being amortized, effective January 1, 2002, in accordance with new accounting guidelines as described in “— Recent Accounting Pronouncements” below.

      Interest income and other income, net increased from a ($1.9) million expense in the twelve months ended December 31, 2001 to income of $32,000 in 2002. The increase was due to a write off of the investment in Digital Insurance of $3.0 million in 2001 as compared to $227,000 in 2002, offset primarily by a decline in interest income of $519,000 from 2001 to 2002. The higher interest income in 2001 was due to customer financings and larger balances on loans due from employees.

      Interest expense decreased 50% from $920,000 in the twelve months ended December 31, 2001 to $459,000 in 2002. The decrease is due to the reduction in amortization of the discount on the convertible debentures, which was revalued on January 26, 2001 in connection with the restructuring of this debt, and the extinguishment of this debt in July 2002.

      Minority interest in loss of subsidiary was $3.1 million for the twelve months ended December 31, 2001 compared to none for 2002. The minority interest was recorded for approximately one month (until the HAXS Merger) in 2001. Subsequent to the HAXS Merger, the Company owned 100% of the Healthaxis.com subsidiary and, therefore, no subsequent minority interest was recorded.

      Loss on disposal of discontinued operations of $3.6 million in 2002 includes the impairment of goodwill and customer base attributable to the disposal of the Outsourcing segment as a result of the termination of the Services Agreement with UICI. There were no similar charges in 2001.

      Gain from discontinued operations relates to the operations of the disposed Outsourcing segment. The gain was $1.7 million for the twelve months ended December 31, 2001 compared to $850,000 for the same period in 2002. The reduction was due to declining revenue from UICI from 2001to 2002 and the termination of the Services Agreement with UICI, effective June 17, 2002.

      Gain on extinguishment of debt of $1.7 million was recorded as an extraordinary gain in the twelve months ended December 31, 2001 as the result of restructuring the convertible debentures in January 2001. A gain of $16.4 million was recorded in the comparable period in 2002 as the result of the extinguishment of these debentures in July 2002, as further described under the caption “— Overview — Convertible Debenture Exchange” above.

      Cumulative effect of accounting change of $6.7 million was recorded for the twelve months ended December 31, 2002 as a result of the Company’s adoption SFAS No. 142 “Goodwill and Other Intangible Assets”. In the second quarter of 2002, the Company completed a transitional goodwill impairment test, which resulted in an impairment charge of $6.7 million related to the web connectivity products segment. The impairment charge is shown as a cumulative effect of an accounting change as of January 1, 2002. No such charge was recorded in the comparable period in 2001.

     Year ended December 31, 2001 compared to year ended December 31, 2000

      Revenues increased 8%, from $21.4 million for the year ended December 31, 2000 to $23.1 million for the same period in 2001. The increase was the result of new revenue generated from UICI and two other existing customers in the Benefit Administration and Claims Processing Systems (“BAS”) segment, partially offset by the loss of three customers in the Business Process Outsourcing Services (“BPOS”) segment. The increase in UICI revenue totaled $2.9 million and consisted of: revenue from the one-time software license arrangement entered into in January 2001 ($1.4 million), revenue earned under two, fixed-fee professional services arrangements in the Web Connectivity Products segment ($846,000), and increased revenue in BPOS and other non-UICI Outsourcing Group professional services ($659,000). Increased revenues earned in the BAS segment resulted from the addition of new business from two existing customers ($1.2 million). During 2000, the BPOS lost two significant customers due to capacity issues and a contract expiration. During 2001, an additional significant imaging customer was lost at contract expiration. The loss of these three imaging customers resulted in decreased revenues from BPOS in the amount of $2.7 million.

      Cost of revenues decreased 17% from $29.7 million for the year ended December 31, 2000 to $24.6 million for the same period in 2001. Cost of revenues as a percentage of revenue declined from 139% in 2000 to 106% in 2001. A reduction of stock based compensation accounted for $3.3 million of the decrease, reflecting the remeasurement in January 2001 of some options, at which time the value of Healthaxis common stock had decreased substantially compared to 2000 levels. The remainder of the decrease in cost of revenues was due to the reduced labor force and expense savings achieved pursuant to the restructuring plan implemented in May 2001, as described previously.

      Sales and marketing decreased 10% from $3.6 million for the year ended December 31, 2000 to $3.2 million for the same period in 2001. After netting out stock based compensation charges of $1.5 million in 2000 and $1.1 million in 2001, the expenses were approximately the same.

      General and administrative expenses increased 9% from $12.4 million for the year ended December 31, 2000 compared to $13.5 million for the same period in 2001. Stock based compensation of approximately $2.6 million was included in 2000 as compared to $4.6 million in 2001 due primarily to the re-measurement of options exchanged in the HAXS Merger. Severance expenses totaling $2.1 million are included in 2001, as compared to none in 2000, primarily related to 2001 severance payments made to Mr. Clemens, the Company’s former Chairman of the Board. Mr. Clemens and Healthaxis entered into a termination agreement of Mr. Clemens’ employment contract, which became effective upon the consummation of the HAXS Merger on January 26, 2001. Net severance expense totaling $1.8 million was recorded during 2001 related to Mr. Clemens. The remaining $300,000 of severance expense relates to the termination of management personnel in the first quarter of 2001. An accrual of $1.1 million was also made in the fourth quarter of 2001 related to a contingent tax liability. The Company has taken a tax position on a matter that, if challenged, could result in payment of the amount accrued. After adjustment for these items, general and administrative operating costs have decreased approximately $4.1 million from 2000 as a result of the gradual reduction of management and corporate staff subsequent to the HAXS Merger in January 2001 and the restructuring plan implemented in May 2001.

      Research and development expenses increased 52% from $1.0 million for the year ended December 31, 2000 to $1.5 million for the same period in 2001. The Company’s research and development department increased from 7 employees in 2000 to 12 employees in late 2001. This increased headcount in 2001 was made in order to further the development of the Company’s new web-based products.

      Restructuring and impairment charges were approximately $279.6 million during the year ended December 31, 2001. These charges were recorded pursuant to the Company’s adoption of an internal restructuring plan approved by the Board of Directors on May 11, 2001 and implemented on May 14, 2001. Approximately $277.2 million of this charge was attributable to the impairment of goodwill. The remainder is to record other costs of the restructuring, including severance payments for terminated employees in the amount of $348,000 and the reduction of other long lived assets in the amount of $1.9 million, primarily resulting from the decision to cease development and marketing of certain products. See further discussion of the Restructuring Plan previously discussed. There were no such charges during the comparable period in 2000.

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

      Net loss from discontinued operations of $8.0 million for the year ended December 31, 2000 included a $2.3 million loss on the sale of certain assets to Digital Insurance and a $5.7 million loss related to the operations that were discontinued. In 2001, the Company recorded a gain of $1.7 million from the results of the discontinued UICI Outsourcing operations.

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

Liquidity and Capital Resources

     Overview of Cash Resources

      A major objective of Healthaxis is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short-term equivalents on hand plus funds generated from operating cash flow. Our cash balances as of the end of each quarter for the last two fiscal years were as follows:

March 31, 2001	$12.0 million
June 30, 2001	$12.2 million
September 30, 2001	$12.3 million
December 31, 2001	$13.1 million
March 31, 2002	$12.6 million
June 30, 2002	$18.7 million
September 30, 2002	$12.6 million
December 31, 2002	$11.4 million

      In the second quarter of 2001, Healthaxis received a $2.0 million lump sum payment from Digital Insurance. In the fourth quarter of 2001, Healthaxis sold its building in Pennsylvania for a net cash amount of $2.6 million with an additional $180,000 due upon final tax filings. Along with these events, Healthaxis’ significantly improved cash flows since the 2001 first quarter is the result of cost containment measures put in place following the HAXS Merger on January 26, 2001 and further savings recognized through the restructuring plan implemented on May 14, 2001.

      In the second quarter of 2002, Healthaxis received a net lump sum payment of $6.4 million from UICI, related to the early termination of the Information Technology Services Agreement with UICI. By doing this, the Company was able to convert a declining and uncertain revenue stream into current cash. Because the Company’s revenue from the agreement with UICI was based upon the Company’s cost (including certain fixed overhead) plus 10%, the future impact on cash flows will be a reduction of cash generated from operations. The impact to both cash and operations is greater than 10% of the revenue lost due to the fact that certain of the Company’s fixed overhead costs were includable under the cost plus 10% arrangement, but were not eliminated as a result of the termination. There can be no assurances of the impact of the termination of the UICI Agreement on the Company’s future cash generated or used in operations, or in the Company’s results of operations.

      On July 31, 2002, the Company closed a transaction in which the holders of its 2% Convertible Debentures in the principal amount of $27.5 million exchanged their debentures for shares of Series A Convertible Preferred Stock and a cash payment of $4.0 million. The debentures would have matured in full in September 2005. By completing this transaction, the Company was able to extinguish all of its long-term debt. This transaction is further described under the caption “— Overview — Convertible Debenture Exchange” above.

      The Company expects that its current cash reserves and the cash generated by future operations to be sufficient to fund operations for at least the next 12 months. Funding operations on a longer-term basis will depend upon the Company’s ability to continue controlling costs, maintaining its existing customer relationships, and generating new revenues. The Company’s operating cost structure is predominantly personnel and human resource related. The Company’s November 2002 cost reduction initiative, which consists of a reduction in the Company’s labor force, an across-the-board reduction in salary levels, and reductions in certain operating and overhead expenses, reflects management’s continuing drive to control costs. While the cost reduction initiative resulted in a 2002 fourth quarter charge of $358,000 due to severance expenses related to terminated employees, the cost reduction initiative is designed to save significant expenses in 2003.

      With regard to maintaining cash flow from current customers, the Company is dependent on a small number of clients to generate a significant amount of the annual and quarterly revenues. For the year ended December 31, 2002, our four largest customers accounted for 57% of revenues from continuing operations.

Further, one of these clients, American Administrative Group, Inc. (AAG), is currently doing business with us without a long-term contract. Healthaxis and AAG continue to negotiate a definitive agreement. While management expects that a definitive agreement will be executed, there can be no assurance that a definitive agreement will be reached with AAG. The loss of one or more of our key customers could have a material negative impact on our operating cash flow. We believe that the relationships with our customers are positive. Our plans for generating new revenues are based upon using the Company’s direct sales force in combination with strategic partners to pursue new sales opportunities. The direct sales force is specifically targeting third party administrators, small to medium size insurance payers and managed care organizations, health and welfare plans (i.e. union organizations) and state and federal governments as the principal markets. We believe that Healthaxis offers competitive, and competitively priced, products and services in all of these markets. However, there can be no assurances that we will be successful in achieving the goal of revenue growth. If we are unsuccessful in decreasing our costs or increasing revenue, then external funds may become necessary to support the Company’s business operations. There can be no assurance that under then-current conditions such funds would be available or, if available, would not significantly dilute shareholders’ interests or returns.

Analysis of Cash Flows

      Cash used in operating activities for the year ended December 31, 2002 was $2.1 million as compared to $3.9 million and $31.6 million for the same periods in 2001 and 2000, respectively. The reduced cash expenditure from 2001 to 2002 was the result of a smaller operating loss due primarily to the restructuring plan and cost savings initiatives implemented in May 2001. This reduction in cash used was partially offset by an increase of $1.4 million resulting from changes in operating assets and liabilities as detailed in the Consolidated Statements of Cash Flows. The reduced cash expenditure from 2000 to 2001 was the result of discontinuing the operations of the retail website effective June 30, 2000, and the combined effects of the cost containment measures put into place following the HAXS Merger in January 2001 and savings resulting from the restructuring plan implemented in May 2001. Use of cash in 2000 included approximately $3.7 million related to the ceding commission liability, compared to none in 2001. Changes in accounts receivable, accounts payable, and accrued liabilities, generated a use of cash totaling $131,000 in 2001 as opposed to approximately $6.7 million in 2000.

      Cash provided by/used in investing activities for the year ended December 31, 2002 was a use of $1.7 million as compared to cash provided of $94,000 and cash used of $9.3 million for the comparable periods in 2001 and 2000, respectively. Approximately $2.1 million was provided in 2000 as a result of cash acquired in the Insurdata Merger in January 2000. Expenditures for capitalized software and contract start-up were reduced from $5.6 million in 2000 to $2.5 million in 2001 and $1.8 million in 2002. Cash of approximately $3.1 million was generated in 2001 as the result of the sale of the building and property in Pennsylvania and the sale of equipment. Payment of acquisition costs was reduced from $1.5 million in 2000 to $471,000 in 2001 and $0 in 2002. Additionally, expenditure for property, equipment and software were reduced from $4.4 million in 2000 to $862,000 in 2001 and $263,000 in 2002.

      Cash provided by/used in financing activities was a positive $2.0 million in 2002 compared to cash used of $263,000 and $30,000 for the comparable periods in 2001 and 2000. Cash used for payments on capital leases declined from $554,000 in 2000 to $263,000 in 2001 and $8,000 in 2002. Cash of $524,000 was received in 2000 from the exercise of stock options. In 2002, cash received of $6.4 million on the termination of the Services Agreement with UICI was partially offset by the payment of $4.0 million on cancellation of the convertible debentures and $358,000 of expenses related to the issuance of preferred stock.

Preferred Stock

      In 1999, the Company issued 2% convertible debentures in the amount of $27.5 million. These debentures, as amended, were due on September 14, 2005 and could be converted into common stock at a conversion price of $9.00 per share at the option of the holder. On July 31, 2002 the Company completed a transaction providing for the cancellation of its $27.5 million 2% convertible debentures in exchange for its issuance to the debenture holders of shares of Series A Convertible Preferred Stock (“Preferred Stock”) and

the payment of $4.0 million cash. The Preferred Stock has a stated value of $23.5 million and is convertible into shares of Healthaxis common stock at a conversion price of $2.625. The terms of the Preferred Stock provide that cumulative dividends be paid at the rate of 2% per year, payable semi-annually. In general, the Company may choose to pay the dividends either in cash or by issuing shares of common stock, although in some circumstances it is required to pay cash dividends. The terms of the Preferred Stock provide that in some situations the holders of the Preferred Stock can force Healthaxis to redeem, or buy back, their shares. This redemption may adversely affect the Company, because it may not have the cash necessary to effect the redemption or because cash that could have been used to make investments in Healthaxis’ business will instead be paid to the holders of our Preferred Stock. While management believes that, currently, there is no cause for redemption, the situations in which the Company can be required to redeem shares of Preferred Stock involve situations where specific events or transactions are effected by the Company without, generally, the affirmative vote or consent of the holders of at least 60% of the then outstanding Preferred Stock, or it is found to have made an incorrect representation or warranty in the Certificate of Designation or other documents executed in connection with the issuance of the Preferred Stock. Management believes that the occurrence of the situations where the Company can be required to redeem shares of Preferred Stock is within management’s control. As more fully described in Note 20 to the Consolidated Financial Statements and in the definitive documents filed with the Securities and Exchange Commission (SEC), the Preferred Stock also contains, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the Preferred Stock plus all accrued but unpaid dividends. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in connection with some matters. See “Business — Risk Factors — Capital Structure and Trading Market Risks.”

Lease and Other Commitments

      The Company also has certain capital and operating lease commitments totaling $3.2 million over the next five years. These leases are primarily for office space and data processing equipment. We have no other significant cash commitments other than those required by the normal day to day operations of the business. See Note 16 of Notes to Consolidated Financial Statements. Some of Healthaxis’ applications will require modification in order to achieve or maintain compliance with HIPAA. The Company does not anticipate these expenditures to be significant, and expects to be able to pass through some of the costs to its clients.

Critical Accounting Policies

General:

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

Goodwill and Other Intangible Assets:

      Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002), annually thereafter and upon the occurrence of any event that indicates potential impairments. The Company performs its annual impairment review during the fourth quarter of each year, and performed its first review in the fourth quarter of 2002.

      SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase (if necessary), measures the impairment. Goodwill is potentially impaired if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments for segment reporting. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

      Upon adoption of SFAS No. 142 and completion of the required transition testing in the second quarter of 2002, the Company recorded as of January 1, 2002 a one-time, non-cash charge of $6.7 million to reduce the carrying value of its goodwill. Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. An additional charge of $5.9 million was recorded in the fourth quarter of 2002 as a result of the first annual goodwill impairment test under the new rules.

      In calculating the impairment charges, the fair value of the reporting units were estimated using a discounted cash flow methodology. The significant assumptions used in these calculations include discount rates and estimated future growth rates and operating margins. A change in any of these assumptions could significantly impact the estimated fair value of our reporting units.

Impairment of long-lived assets:

      In 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” In accordance with SFAS 144, the Company records impairment losses on long-lived assets when events and circumstances indicate that such assets are not recoverable and impaired such that the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment included material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

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

Discontinued Operations:

      In 2002 the Company changed its accounting policy for discontinued operations to comply with SFAS No. 144. The new policy broadens the reporting of discontinued operations to a component of the Company’s operations where the components operations and cash flows have been or will be eliminated from ongoing operations of the Company and the Company will have no significant continuing involvement in the operations of the component after disposal. Consistent with the prior accounting policy the results of discontinued operations are to be reported as a separate component of income before extraordinary items, net of income taxes, with all prior periods restated for comparability purposes.

Investment Valuation:

      We account for investments in which we do not have significant influence on the cost basis. We record impairment charges when we believe an investment has experienced a decline in value that is other than temporary. Currently, our only such investment is in a non-publicly traded entity whose carrying value is zero at December 31, 2002.

Post Retirement Benefits:

      We have an obligation to provide certain post retirement benefits to a group of retirees formerly employed by the Company. The benefits are lifetime health and life insurance coverage. Because this obligation exists until the death of the participants, actuarial calculations, which include the use of estimates, are used to determine the carrying value of the liability. These estimates include the life expectancy of the participants, a discount rate to calculate the present value of the expected future costs, and growth rates to project anticipated future increases in the cost of the benefits provided. The amount necessary to satisfy this obligation may, therefore, be different than the amount accrued.

Contingent Liabilities:

      Healthaxis’ policy is to record contingent liabilities that are both measurable and probable. In assessing whether or not to record a contingent liability, both of these criteria may be subjective. The final amount paid, if any, could be different than the amount we have accrued.

Recent Accounting Pronouncements

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification will be reclassified to conform with the provisions of Statement 145. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The Company has not completed the evaluation of the extraordinary gains from debt extinguishment to determine whether the amounts would be reclassified upon adoption.

      Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 29, 2002. The adoption of SFAS 146 is not expected to have a significant impact on the financial position or results of operations of the Company.

      In an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46). Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but the guidance applies to a larger population of entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of Interpretation 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of Interpretation 46 is not expected to have a significant impact on the financial position or results of operation of the Company.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

      Exposure to market risk for changes in interest rates relate primarily to short-term investments. The Company does not use derivative financial instruments. The primary objective of its investment activities is to preserve principal while maximizing yields without significantly increasing risk. Due to the nature of the Company’s investments, we believe that there is no material risk exposure.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders Healthaxis Inc.

      We have audited the accompanying consolidated balance sheets of Healthaxis Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statement of operations, stockholders’ equity and cash flows for the years then ended. Our audit also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthaxis Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 in the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill with the required adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      As discussed in Note 2 in the Notes to the Consolidated Financial Statements, in 2002 the Company changed its accounting policy for discontinued operations to comply with the required adoption of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

/s/ ERNST & YOUNG LLP

Dallas, Texas

March 3, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders Healthaxis Inc. Irving, Texas

      We have audited the accompanying consolidated statement of operations, stockholders’ equity and cash flows of Healthaxis Inc. and Subsidiaries for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Healthaxis Inc. and Subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Dallas, Texas

March 16, 2001 except for Note 5, as to which the date is June 11, 2002

HEALTHAXIS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Dollars in thousands except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,380	$13,149
Accounts receivable, net of allowance for doubtful accounts of $195 and $50, respectively	3,101	2,594
Accounts receivable from affiliates	245	1,023
Prepaid expenses	648	412
Notes receivable	214	119
Assets related to discontinued operations	—	2,263

Total current assets	15,588	19,560
Property, equipment and software, less accumulated depreciation and amortization of $11,174 and $10,311, respectively	1,462	3,451
Contract start-up costs, less accumulated amortization of $834 and $465, respectively	1,175	894
Capitalized software, less accumulated amortization of $1,383 and $862, respectively	1,502	1,631
Customer base, less accumulated amortization of $2,112 and $1,099, respectively	2,102	3,115
Goodwill	11,276	23,824
Notes receivable	134	619
Investment in Digital Insurance, Inc.	—	227
Assets related to discontinued operations, less current portion	—	4,070
Other assets	135	155

Total assets	$33,374	$57,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,438	$1,146
Accrued liabilities	847	2,920
Deferred revenues	1,430	1,867
Obligations under capital leases	—	8

Total current liabilities	3,715	5,941
Convertible debentures	—	27,134
Post retirement and employment liabilities	966	995
Other liabilities	1,085	1,087

Total liabilities	5,766	35,157
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A cumulative convertible, 23,500 shares issued or outstanding, ($23,500 liquidation preference)	6,280	—
Common stock, par value $.10: authorized 1,900,000,000 shares, Issued and outstanding 53,645,297 and 52,978,613 shares	5,364	5,298
Additional paid-in capital	440,593	433,386
Accumulated deficit	(424,629)	(416,069)
Unearned compensation	—	(226)

Total stockholders’ equity	27,608	22,389

Total liabilities and stockholders’ equity	$33,374	$57,546

See notes to consolidated financial statements.

HEALTHAXIS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands, except share and per
	share data)
Revenue	$17,732	$14,133	$13,301
Revenue from affiliates	2,084	8,972	8,143

Total	19,816	23,105	21,444
Expenses:
Costs of revenues	21,355	24,557	29,741
Sales and marketing	1,951	3,225	3,585
General and administrative	3,745	13,492	12,380
Research and development	366	1,479	974
Restructuring and impairment charges	6,232	279,607	—
Loss on sale of building	—	2,498	—
Amortization of intangibles	1,300	12,471	37,280

Total expenses	34,949	337,329	83,960

Operating loss	(15,133)	(314,224)	(62,516)
Interest income and other income (expense)	32	(1,875)	1,797
Interest expense	(459)	(920)	(4,774)

Loss before minority interest	(15,560)	(317,019)	(65,493)
Minority interest in loss of subsidiary	—	3,080	35,988

Loss before benefit for income taxes	(15,560)	(313,939)	(29,505)
Income tax benefit	—	—	585

Loss from continuing operations	(15,560)	(313,939)	(28,920)

Loss from disposal or sale of discontinued operations	(3,564)	—	(2,300)
Gain (loss) from discontinued operations:
Retail website operations	—	—	(6,341)
Outsourcing operations	850	1,686	620

Total gain (loss) from discontinued operations	(2,714)	1,686	(8,021)

Loss before extraordinary item	(18,274)	(312,253)	(36,941)
Extraordinary gain	16,388	1,681	1,925

Net loss before cumulative effect of accounting change	(1,886)	(310,572)	(35,016)
Cumulative effect of accounting change	(6,674)	—	—

Net loss	(8,560)	(310,572)	(35,016)

Dividends on preferred stock	(198)	—	—

Net loss applicable to common stockholders	$(8,758)	$(310,572)	$(35,016)

Loss per share of common stock (basic and diluted)
Continuing operations	$(0.29)	$(6.26)	$(2.21)
Discontinued operations	(0.05)	0.04	(0.62)
Extraordinary gain	0.30	0.03	0.15
Cumulative effect	(0.12)	—	—

Net loss	$(0.16)	$(6.19)	$(2.68)

Weighted average common shares and equivalents used in computing loss per share — Basic and diluted	53,610,000	50,149,000	13,082,000

See notes to consolidated financial statements

HEALTHAXIS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional
					Paid-In	Accumulated	Unearned
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Total

	(Dollars and shares in thousands)
Balance, December 31, 1999	—	—	13,027	1,303	81,798	(70,481)	—	12,620
Net loss						(35,016)		(35,016)
Stock options and warrants exercised			71	7	334			341
Increase in net assets in COM					242,845			242,845
Employee stock option compensation					820			820
Valuation of Insurdata options							(10,691)	(10,691)
Amortization/ forfeiture of unearned compensation							5,576	5,576

Balance, December 31, 2000	—	—	13,098	1,310	325,797	(105,497)	(5,115)	216,495
Net loss						(310,572)		(310,572)
Issuance of common stock in HAXS
Merger			39,629	3,963	105,017			108,980
Exchange and revaluation of options in HAXS Merger					(2,764)		3,459	695
Increase in net assets in COM					115			115
Common stock issued in lieu of interest and severance			252	25	348			373
Employee stock option compensation					5,277			5,277
Amortization/ forfeiture of unearned compensation					(404)		1,430	1,026

Balance, December 31, 2001	—		52,979	5,298	433,386	(416,069)	(226)	22,389
Net loss						(8,560)		(8,560)
Issuance of Series A Convertible Preferred Stock	23,500	6,280						6,280
Contribution from UICI			(500)	(50)	6,409			6,359
Preferred stock dividends					(198)			(198)
Common stock issued in lieu of interest and severance			1,184	118	786			904
Employee stock option compensation					307			307
Other			(18)	(2)	(4)			(6)
Amortization/ forfeiture of unearned compensation					(93)		226	133

Balance, December 31, 2002	23,500	$6,280	53,645	$5,364	$440,593	$(424,629)	$—	$27,608

See notes to consolidated financial statements.

HEALTHAXIS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(8,560)	$(310,572)	$(35,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	3,564	—	2,300
Cumulative effect of accounting change	6,674	—	—
Depreciation and amortization	4,669	17,719	48,465
Amortization of unearned compensation	133	1,026	3,277
Loss on building	—	2,498	—
Gain on restructuring/ forgiveness of debt	(16,388)	(1,681)	(1,925)
Bad debt reserve	164	(89)	680
Non-cash restructuring and impairment charges	6,589	279,258	—
Minority interest in loss of subsidiary	—	(3,080)	(47,187)
Gain on settlement of severance obligation	(1,345)	—	—
Stock option compensation	307	5,564	4,927
Write down of investment in Digital Insurance, Inc.	227	2,872	—
Common stock issued in lieu of interest and severance	904	373	—
(Gain) loss on disposition of assets	70	(6)	721
Non-cash interest on convertible debt	57	28	2,348
Changes in operating assets and liabilities net of amounts acquired or divested:
Accounts receivable	2,370	1,540	(1,868)
Prepaid expenses	(236)	282	69
Other assets, current and deferred income taxes and other liabilities	19	(40)	733
Accounts payable and accrued liabilities	(841)	(1,671)	(4,880)
Income taxes payable	—	—	(585)
Deferred revenues	(437)	1,130	340
Ceding commission and interest	—	—	(3,675)
Post retirement and employment liabilities	(29)	(77)	42
Other liabilities	(2)	1,074	(355)

Net cash used in operating activities	(2,091)	(3,852)	(31,589)

Cash flows from investing activities
Cash in acquired company	—	—	2,126
Software and contract start-up costs capitalized	(1,792)	(2,513)	(5,576)
Proceeds from sale of building	—	2,626	—
Proceeds from sale of equipment	—	523	—
Payment of acquisition costs	—	(471)	(1,491)
Collection on notes receivable, net	384	712	52
Purchases of property, equipment and software	(263)	(862)	(4,391)
Other	—	79	—

Net cash provided by (used in) investing activities	(1,671)	94	(9,280)

Cash flows from financing activities
Principal payments on capital lease	(8)	(263)	(554)
Termination of UICI contract	6,359	—	—
Payment on convertible debentures	(4,000)	—	—
Costs of issuing convertible preferred stock	(358)	—	—
Exercise of stock options	—	—	341
Exercise of Healthaxis stock options	—	—	183

Net cash provided by (used in) financing activities	1,993	(263)	(30)

Decrease in cash and cash equivalents	(1,769)	(4,021)	(40,899)
Cash and cash equivalents, beginning of period	13,149	17,170	58,069

Cash and cash equivalents, end of period	$11,380	$13,149	$17,170

Supplemental disclosure of cash flow information:
Interest paid	$90	$323	$574

Non-cash investing activities:
Issuance of common stock and options in connection with HAXS and Insurdata mergers, respectively	$—	$111,188	$722,488

Receipt of Digital Insurance, Inc. common shares	$—	$—	$3,178

Issuance of note to Digital Insurance, Inc.	$—	$—	$500

Non-cash financing activities
Exchange of convertible debentures for convertible preferred Stock	$6,638	$—	$—

See notes to consolidated financial statements

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Note 1 —	Organization and Nature of Operations

      Healthaxis Inc. (“Healthaxis”), formerly Provident American Corporation, is a Pennsylvania corporation organized in 1982. Healthaxis.com, Inc. (“COM”), a consolidated subsidiary of Healthaxis, was originally formed on March 26, 1998. Healthaxis is a technology and business process services firm in the health care benefit distribution and administration market. Healthaxis provides application solutions and services to both healthcare payers and those entities involved in the distribution and administration of health insurance. Healthaxis offers a suite of Internet based software applications and services designed to enhance the efficiency and effectiveness of insurance plan distribution, claims administration, benefits enrollment and benefits maintenance, either on a fully integrated or on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ Business Process Outsourcing (“BPO”) services that are offered to its technology clients and on a stand-alone basis. Healthaxis’ BPO solutions include the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence.

      On January 7, 2000, COM completed a merger with Insurdata Incorporated (“Insurdata”), a subsidiary of UICI (See Note 4). COM emerged as the surviving entity. Prior to this merger, COM was engaged in the marketing and sale of health insurance products over the Internet through a retail website. On June 30, 2000, COM entered into an agreement to sell substantially all of the assets used in connection with the retail website operations (See Note 6). As a result, the retail website operations are presented as a discontinued business segment. The operations of Healthaxis and its subsidiaries (“the Company”) are principally those obtained in the Insurdata merger.

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

      The Company’s operations during 2001 and 2000 were conducted primarily through its subsidiary, COM. In December 2001 the Company reorganized and formed a new subsidiary, Healthaxis, Ltd., through which all operations are now conducted.

Note 2 —	Significant Accounting Policies

Principles of consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash equivalents

      Cash equivalents consist of highly liquid investments with maturities of three months or less from date of purchase. The Company maintains its cash accounts at several commercial banks. Cash accounts at each bank often exceed amounts that are insured by the Federal Deposit Insurance Corporation.

Property, equipment and software

      Property, equipment and software are recorded at cost. Expenditures for improvements that increase the estimated useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets ranging from 1 to 7 years.

Capitalized software

      Healthaxis incurs development costs that relate primarily to the development of new products and major enhancements to existing services and products. All development costs related to software development projects incurred prior to the time a project has reached technological feasibility are expensed. Technological feasibility is determined only after completion of a working model. Software development costs incurred subsequent to reaching technological feasibility are capitalized up to the point of product marketability. Healthaxis capitalized $1,078, $1,586, and $5,238 in software development costs during the years ended December 31, 2002, 2001, and 2000, respectively. All software development costs capitalized are amortized on a straight-line basis over the remaining economic life of the product (generally three years). Healthaxis recorded amortization expense relating to capitalized software development costs totaling $614, $1,044, and $341 during the years ended December 31, 2002, 2001, and 2000, respectively.

      Direct internal and external costs associated with the development of internal use software incurred during the application development stage are capitalized and amortized on a straight-line basis over the estimated useful life.

Start-up costs

      Healthaxis capitalizes costs, including direct labor and fringe benefits, directly attributable to start-up activities for software license based long-term contracts. Such costs are amortized ratably over the life of the respective contract. All other start-up costs are expensed as incurred. Contract start-up costs capitalized during the years ended December 31, 2002, 2001, and 2000 totaled $714, $928, and $338, respectively. Healthaxis recorded amortization expense relating to contract start-up costs of $434, $468, and $299 during the years ended December 31, 2002, 2001, and 2000, respectively.

Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002), annually thereafter and upon the occurrence of any event that indicates potential impairments. The Company performs its annual impairment review during the fourth quarter of each year, and performed its first review in the fourth quarter of 2002.

      SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase (if necessary), measures the impairment. Goodwill is potentially impaired if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments for segment reporting. This methodology

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

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

Impairment of long-lived assets

      In 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” In accordance with SFAS 144, the Company records impairment losses on long-lived assets when events and circumstances indicate that such assets are not recoverable and impaired such that the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment included material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

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

Discontinued Operations

      In 2002 the Company changed its accounting policy for discontinued operations in accordance with SFAS No. 144. The new policy broadens the reporting of discontinued operations to a component of the Company’s operations where the components operations and cash flows have been or will be eliminated from ongoing operations of the Company and the Company will have no significant continuing involvement in the operations of the component after disposal. Consistent with the prior accounting policy, the results of discontinued operations are to be reported as a separate component of income before extraordinary items, net of income taxes, with all prior periods restated for comparability purposes.

Deferred acquisition costs

      The Company defers the costs associated with pending mergers. These costs include legal, accounting and investment banking services. These costs are included as a component of the purchase price upon consummation of the merger.

Investment valuation

      The Company accounts for investments in which it does not have significant influence on the cost basis. Impairment charges are recorded when management believes that an investment has experienced a decline in value that is other than temporary.

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25).

      As allowed by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB 25, provide the disclosure requirements of SFAS 123 and, as of December 31, 2002, adopted the disclosure requirements of SFAS 148. Although the Company selected an accounting policy which requires only the excess of the market value of its common stock over the exercise price of options granted to be recorded as compensation expense (intrinsic method), pro forma information regarding net loss is required as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Pro forma net loss applicable to the option granted is not likely to be representative of the effects on reported net loss for future years. The fair value for these options is estimated at the date of grant using a Black-Scholes option pricing model. Stock compensation determined under the intrinsic method is recognized over the vesting period using the straight-line method.

      Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date of grants in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	2002	2001	2000

Net loss, as reported	$(8,560)	$(310,572)	$(35,016)
Stock based compensation expense recorded under the intrinsic value method	307	5,564	4,927
Pro forma stock based compensation expense computed under the fair value method	(3,117)	(12,187)	(7,566)

Pro forma net loss	$(11,370)	$(317,195)	$(37,655)

Loss per share of common stock, basic and diluted as reported	$(0.16)	$(6.19)	$(2.68)
Pro forma	$(0.21)	$(6.33)	$(2.88)

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of the options and warrants granted are estimated on the date of grant using the Black-Scholes option pricing model. The major assumptions used include no dividends paid and the following:

	Expected	Expected	Risk Free	Weighted
	Term	Stock	Interest	Average
	In Years	Volatility	Rate	Fair Value

For options granted in 2000
1998 Plan	3	100%	4.75%	$2.11
For options granted in 2001
Options issued in HAXS Merger	2.5 - 9.75	100%	4.48%	$3.13
Healthaxis 2000 Plan	3	100%	4.48%	$1.05
For options granted in 2002
Healthaxis 2000 Plan	2 - 3	60% - 70%	3.68% - 5.02%	$0.26

Revenue recognition

      The Company’s revenues consist primarily of transaction fees, professional services fees and software license fees.

      The majority of the Company’s revenue is derived from providing application service provider (ASP) based services to our insurance, third-party administrator and self-insured plan customers. The ASP service includes a license to use our software, as well as hosting, maintenance and support (Services). The Services are typically charged on a per employee per month, per claim processed, and/or per document imaged transaction fee basis with potentially a variety of other transaction based fees as specified under each contract. With several exceptions, the Company has not historically sold its software for installation on customers’ systems although the customer obtains the right to do so under our ASP agreements. Due to the typically term nature of the software license under the ASP arrangement and because all revenue elements included in the Services are typically not sold separately, the ASP service revenues are recognized ratably over the term of the agreement and/or as transaction services are provided.

      In preparation for providing services under these multi-year ASP contracts the Company also typically contracts to perform certain professional services directly related to customizing and configuring the licensed software and loading insurance plan data for performance under the contract. The Company defers costs and revenues relating to these professional services and recognizes such costs and revenues ratably over the term of the ASP contract.

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

      Revenue from software license fees that do not require significant modification or customization of the underlying software is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. In connection with the sale of a software license when more than one product or service is provided to a customer under one arrangement the Company allocates revenue to each element of the arrangement based on the relative fair values of the elements. For arrangements with multiple elements, revenue is allocated to each element of a transaction based on its fair

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value as determined in reliance on “vendor specific objective evidence.” Vendor specific objective evidence fair value for all elements of an arrangement is based upon the normal pricing practice for the products and services when sold separately. In the event that a contract contains terms which are inconsistent with the Company’s vendor specific objective evidence or such evidence is not available for sufficient elements as required under the residual method, all revenues from the contract are deferred until such evidence is established or are recognized on a ratable basis. In those instances where professional services are provided as one of the elements in the arrangement and are essential to the functionality of the software licenses, contract accounting is applied to both the software licenses and services element of the arrangement. Revenue subject to contract accounting is recognized under the percentage of completion method, using the time-to-completion method to measure the percent complete. The cumulative impact of any revision in estimates of the percent complete or recognition of losses on loss contracts is generally reflected in the period in which the changes or losses become known.

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

Basic and diluted loss per share of common stock

      Basic loss per common share calculations are determined by dividing the loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is determined by dividing the losses available to common stockholders by the sum of the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. All of the Company’s warrants, stock options, convertible debentures, and preferred stock were anti-dilutive for all periods presented, and therefore are not included in the diluted loss per common share calculations.

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

Reclassifications of prior year amounts

      Certain prior year amounts have been reclassified to conform with the 2002 presentation or in accordance with applicable accounting requirements.

Recent accounting standards

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification will be reclassified to conform with the provisions of Statement 145. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15,

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002. The Company has not completed the evaluation of the extraordinary gains from debt extinguishment to determine whether the amounts would be reclassified upon adoption.

      Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 29, 2002. The adoption of SFAS 146 is not expected to have a significant impact on the financial position or results of operations of the Company.

      In an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46). Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but the guidance applies to a larger population of entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of Interpretation 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of Interpretation 46 is not expected to have a significant impact on the financial position or results of operation of the Company.

Note 3 — Concentrations of Credit Risk and Fair Value of Financial Instruments

      The Company’s customers are dispersed across many different geographical areas within the United States. During the year ended December 31, 2002, four customers accounted for 57% of revenues with each customer representing more than 10%. At December 31, 2002, accounts receivable from UICI were $245, or 7% of the Company’s total accounts receivable balance. One additional customer accounted for $1,032, or 31% of the remaining accounts receivable balance. The Company does not require collateral from its customers. Most customer contracts provide Healthaxis the ability to discontinue monthly ASP services in the event of non-payment which could be extremely detrimental to the customer. As a result, historical bad debts have not been material. An allowance for doubtful accounts is maintained for estimated losses on specific accounts. Management estimates the allowance for each account, if any, considering the historical payment history of the customer. Generally, uncollectable accounts are charged off when the account becomes nine months old, and the customer has indicated an intent to not pay.

      The carrying amount of cash and cash equivalents, accounts receivable, accounts receivable from affiliate, notes receivable, notes receivable from employees, accounts payable, and accrued liabilities approximates fair value due to the short maturities of these instruments.

      The Company has no derivative financial instruments.

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The HAXS Merger was accounted for as a purchase of minority interest. The purchase price was determined to be $110,956 which included the following: (1) the fair value of the 39,629,097 Healthaxis shares issued to the holders of COM shares totaling $108,980 ($2.75 per share), (2) the fair value of a portion of the 7,078,485 Healthaxis options and warrants issued totaling $2,208 less $1,513 of unearned compensation, which represents the intrinsic value of the unvested portion of options issued, and (3) acquisition costs totaling $1,280. Additionally, unearned compensation of $4,972 remaining from the options issued in connection with the Insurdata Merger were revalued at the date of the HAXS Merger resulting in a reclassification between unearned compensation and additional paid-in capital. The measurement date for purposes of calculating the fair value of Healthaxis common shares issued in the HAXS Merger was September 29, 2000, the date the agreement was revised to reflect the final exchange ratio and certain other material terms. The fair value of Healthaxis shares on or about the measurement date was determined based upon quoted NASDAQ market prices. The fair value of Healthaxis options and warrants issued in the HAXS Merger was determined using the Black-Scholes option pricing model (see Note 21).

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

      The stock options not included in the purchase accounting discussed above and the repriced options discussed below have been accounted for as a modification of a stock-based compensation arrangement. The value of the options exchanged was determined by the excess of the fair value of the Company’s common stock over the exercise price of the options. The value of the unvested options of $1,476 is being expensed ratably over the remaining vesting period. The remaining $4,876 related to the vested options was expensed in 2001 as compensation.

      The COM options repriced in May 2000, continue to be treated as variable option awards. During 2001 and 2002, no compensation expense was recognized for the repriced options as the exercise price of $2.49 per share exceeded the market value of the Company’s common stock.

Note 5 — Termination of UICI Technology Services Agreement

      On June 11, 2002, the Company initiated and entered into an agreement with UICI terminating the amended Information Technology Services Agreement (the “Services Agreement”) between the two parties. The Services Agreement was originally entered into on January 3, 2000 in conjunction with the merger of Healthaxis.com, Inc and Insurdata Incorporated. Under the terms of the termination agreement, UICI made

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a one-time cash payment to Healthaxis in the amount of $6,500 and tendered 500,000 shares of Healthaxis common stock back to the Company. In return, approximately 165 Healthaxis employees that were previously dedicated to providing services to UICI under the Services Agreement were transferred to and became employees of UICI on June 15, 2002. Due to the related party nature of the transaction, the Company has recorded the net proceeds, totaling $6,359, as a contribution of capital from a significant shareholder. A loss on disposal of discontinued operations in the amount of $3,564 was recorded as a result of the termination. The loss consisted of impairment charges for goodwill and customer base totaling $484 and $3,080, respectively. The impairment charges result from a write off of the entire amount of goodwill and customer base allocable to the Services Agreement.

      The Company has previously reported the revenues and expenses associated with the Services Agreement as those from the UICI Outsourcing segment. As a result of the termination of the Services Agreement, the Company’s financial statements have been prepared with the UICI Outsourcing segment results of operations presented as discontinued operations. All historical financial statements presented have been restated to conform to this presentation.

      Assets related to discontinued operations consists of the following at December 31, 2001:

Accounts receivable from affiliates	$2,263
Customer base	3,628
Goodwill	484
Accounts payable	(42)

Total	6,333
Less current portion	(2,263)

Non-current portion	$4,070

      The operating results of the discontinued UICI Outsourcing segment are as follows:

	Years Ended December 31,

	2002	2001	2000

Revenues	$8,212	$20,685	$21,352
Costs of revenues	6,814	17,436	17,334
Amortization of intangibles	548	1,563	3,398

Total expenses	7,362	18,999	20,732

Net income	$850	$1,686	$620

Note 6 — Discontinued Retail Website Operations

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

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Following is the results of the retail website operations included in the loss from discontinued operations for all periods presented:

Year Ended
December 31,
2000

Revenues	$672
Expenses:
Costs of revenues	6,697
Sales and marketing	11,496
General and administrative	19

Total expenses	18,212

Operating loss before minority interest	(17,540)
Minority interest in loss of subsidiary	11,199

Loss from discontinued operations	$(6,341)

Note 7 — Restructuring Charges

November 2002 Cost Reduction Initiative

      In November 2002, Healthaxis began a cost reduction and business effectiveness initiative designed to more closely align expenses with revenues and to enhance the Company’s operating performance. The cost reduction initiative consisted of both a reduction in the Company’s labor force as well as an across-the-board reduction in salary levels. The reduction in labor force was effective in mid-November. The Company recorded severance expenses related to the terminated employees totaling $358 which is included in restructuring and impairment charges. The reduction in salary levels was effective January 1, 2003.

2001 Restructuring

      At a special meeting of the Board of Directors held on May 11, 2001, the Board approved a restructuring plan and realignment of operations modifying the structure and size of the Company. The plan included the following actions:

•	Implementation of a reorganization plan that created separate business reporting units, each with accountability for operations beginning July 1, 2001;

•	Elimination of approximately 60 employee positions, primarily at its Irving, Texas and East Norriton, Pennsylvania offices;

•	Relocation of the corporate headquarters from Pennsylvania to Texas; and

•	Cessation of development and marketing of certain products.

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recorded expenses totaling $279,607 in restructuring and impairment charges in 2001. Those costs are generally related to the following:

•	Severance cost for terminated employees — $348 of the restructuring charge related to the elimination of approximately 60 positions and termination of approximately that number of employees on May 14, 2001. The Company provided affected employees severance benefits which were generally determined on the basis of the employee’s position and/or years of service at the Company.

•	Impairment of long-lived assets — The Company abandoned the development and marketing of certain products that no longer fit into its business strategy and wrote off approximately $1,856 of software and other capitalized costs.

•	Impairment of Goodwill — See Note 8.

Note 8 — Goodwill and Other Intangibles

      Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002), annually thereafter and upon the occurrence of any event that indicates potential impairments.

      The allocation of intangible assets following our adoption of SFAS No. 142 is summarized in the following table:

	December 31, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Indefinite lived assets:
Goodwill	$11,276	$—	$25,357	$1,533
Definite lived assets:
Customer base	4,214	2,112	4,214	1,099
Capitalized software	2,885	1,383	2,493	862

      In 2002, an impairment charge of $592 was recorded in the Web Connectivity Products segment related to developed software. Impairment was determined based upon on analysis of estimated future cash flows in connection with a decision by management to divert marketing efforts away from a product. The charge, which represents the remaining carrying value of the asset, has been included in costs of revenue.

      The customer base and capitalized software resulting from the Insurdata Merger are being amortized over their estimated useful lives of 4 and 3 years, respectively. The goodwill resulting from the Insurdata and HAXS Mergers was being amortized over 20 years until May 2001 at which time the estimated life was reduced to 10 years in connection with the Company’s restructuring (See Note 7). Goodwill resulting from the 1999 purchase of COM shares from a minority shareholder was being amortized over 3 years until June 30, 2000, at which time the remaining net book value was recognized as a component of the loss on the sale of the discontinued retail website operations. In accordance with a new accounting standard adopted on January 1, 2002, goodwill is no longer amortized.

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated future annual amortization expense for customer base and capitalized software is as follows:

	Customer	Capitalized
	Base	Software

2003	$1,009	$796
2004	1,009	431
2005	84	275

	$2,102	$1,502

      The following pro forma information presents net loss and loss per common share adjusted to exclude goodwill amortization expense:

	Years Ended December 31,

	2001	2000

Reported net loss before extraordinary item	$(312,253)	$(36,941)

Reported net loss	$(310,572)	$(35,016)

Add back: amortization of goodwill*	$8,628	$12,809

Adjusted net loss before extraordinary item	$(303,625)	$(24,132)

Adjusted net loss	$(301,944)	$(22,207)

Basic and diluted earnings per share:
Reported net loss before extraordinary item	$(6.23)	$(2.83)

Reported net loss	$(6.19)	$(2.68)

Add back: amortization of goodwill	$0.17	$0.98

Adjusted net loss before extraordinary item	$(6.06)	$(1.85)

Adjusted net loss	$(6.02)	$(1.70)

*	Includes net effect of portion attributable to minority interest, if any

     2002 Impairment of Goodwill

      During 2002, Healthaxis completed a transitional goodwill impairment test in accordance with the new goodwill accounting standard. This test resulted in a $6,674 impairment charge, related to the Web Connectivity Products (“WCP”) operating segment. The impairment charge is shown as a cumulative effect of an accounting change as of January 1, 2002.

      In connection with the June 2002 termination of the Services Agreement with UICI, Healthaxis recorded impairment charges related to goodwill and customer base in the amounts of $484 and $3,080, respectively.

The amounts are shown as a loss on the disposal of discontinued operations. The impairment charges result from a write off of the entire amount of goodwill and customer base allocable to the discontinued segment.

      The new goodwill accounting guidance also requires the establishment of an annual impairment date for purposes of evaluating goodwill and other indefinite lived assets on an ongoing basis. Healthaxis selected October 1, 2002 as the annual impairment testing date. In the fourth quarter of 2002, the Company recognized an additional impairment loss of $5,874 in the Benefit Administrator and Claims Processing Systems

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“BAS”) segment. The loss results from revised estimates of future cash flows and the implementation of new guidance related to accounting for the effects of deferred tax assets on the fair value of a reporting unit. We determined the fair value of each reporting unit using a discounted future cash flows approach. It is reasonably possible that the carrying amount of goodwill could be affected in the near term by changes in estimates used by management to calculate the fair value of each reporting unit.

      The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

	Discontinued				Consolidated
	Operations	WCP	BAS	BPOS	Total

Balance at January 1, 2002	$484	$12,771	$10,240	$813	$24,308
Cumulative effect adjustment	—	(6,674)	—	—	(6,674)

Adjusted balance at January 1, 2002	484	6,097	10,240	813	17,634
Goodwill impairment included in loss on disposal of discontinued segment	(484)	—	—	—	(484)
Results of annual impairment test	—	—	(5,874)	—	(5,874)

Balance at December 31, 2002	$—	$6,097	$4,366	$813	$11,276

2001 Impairment of Goodwill

      Prior to January 1, 2002, the Company accounted for goodwill under the rules that existed at that time. We determined that certain events occurred in May 2001 that indicated a potential impairment in the carrying value of goodwill. During May 2001, it became apparent that previous growth expectations could not be met for several reasons, including:

1. The 2001 restructuring (See Note 7), in general, resulted from a change in the strategic focus of the Company. The Company experienced significant management changes prior to May 2001, including a change in CEO, COO, CFO, and SVP of Sales. New management abandoned the development and marketing of certain products that no longer fit its business strategy and revised the Company’s revenue growth expectations accordingly.

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

4. Management believed the economic slow-down in 2001 affected the spending capacity of healthcare insurance companies on information technology solutions and has, therefore, lowered the Company’s growth expectations from earlier projections at the time of the Insurdata Merger in January 2000.

      The Company evaluated the book value of goodwill along with the estimated useful life of the asset (20 years). Based upon ongoing changes in the marketplace, in addition to recent changes within the Company itself, management determined that it was appropriate to reduce the useful life of goodwill from 20 years to 10 years. The Company initially evaluated the book value of goodwill using an estimate of the

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future undiscounted cash flows of the business enterprise over the adjusted estimated useful life. This analysis indicated that the goodwill was impaired as the carrying value of goodwill exceeded the undiscounted cash flows. The Company then proceeded to analyze future cash flows on a discounted basis. The analysis of discounted future cash flows resulted in a write down in the book value of goodwill totaling $277,203.

Note 9 — Related Party Transactions

      Historically, Healthaxis conducted a significant amount of business with a major shareholder, UICI. At December 31, 2002, UICI owned 46% of the Company’s outstanding common stock and owned warrants to purchase 222,396 shares of the Company’s common stock at prices ranging from $3.01 to $12.00. UICI also owns 1,424 shares of the Company’s Series A convertible preferred stock that are convertible into 542,477 common shares.

      Healthaxis previously provided services to a number of UICI subsidiaries and affiliates pursuant to various written agreements. These services included the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. The most significant of these agreements was the Services Agreement. Healthaxis has previously reported the revenues and expenses associated with the Services Agreement as those from the UICI Outsourcing segment. In June 2002, the Company and UICI terminated the Services Agreement (See Note 5). Notwithstanding, Healthaxis continues to provide products and services to UICI aside from the terminated Services Agreement.

      For the years ended December 31, 2002, 2001, and 2000, UICI and its subsidiaries and affiliates accounted for $2,084 (11%), $8,972 (39%), and $6,050 (28%), respectively, of the Company’s revenues from continuing operations. As of December 31, 2002 and 2001, Healthaxis had accounts receivable due from UICI and its subsidiaries and affiliates totaling $245, and $1,023, respectively. These amounts represented 7% and 28% of the Company’s total accounts receivable from continuing operations at December 31, 2002 and 2001, respectively. In addition, UICI revenue from discontinued operations totaled $8,212, $20,685, and $21,352 for the years ended December 31, 2002, 2001, and 2000, respectively (See Note 5).

      On January 25, 2001, Healthaxis entered into a software license agreement with UICI. Under the agreement, UICI paid a one-time license fee of $1,837 for a perpetual, enterprise-wide software license. UICI had the option to terminate the agreement within the first two years of its term, in which case a prorated portion of the one-time license fee would be refunded. The license fee revenue was deferred and was being recognized into revenue pro rata over 24 months. On September 24, 2001, this agreement was amended to shorten the original refund period from December 2002 to March 2002. The remaining refundable amount of $840, as detailed in the amended agreement, was recorded as revenue pro rata over the remaining six-month term of the amended contract. Revenue recognized during 2002 and 2001 under this agreement totaled $420 and $1,417, respectively.

      On December 29, 2000, Healthaxis entered into an asset purchase agreement with a wholly owned UICI subsidiary. Under the agreement, Healthaxis purchased certain claims processing software developed by UICI for a purchase price of $1,600, which approximated UICI’s book value of the asset. The software was written off in May 2001 in connection with the Company’s restructuring.

      On September 20, 2000, Alvin H. Clemens, the Company’s then Chairman of the Board of Directors, and UICI, together with an unrelated third party investor, purchased $5 million in principal amount of the convertible debentures at a discount from one of the original holders of the debentures. In connection with this transaction, Healthaxis issued a warrant to purchase 50,000 shares of its common stock at an exercise price of $3.01 to the selling debenture holder. The Company recognized a non-cash expense totaling $115 related to this transaction.

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended December 31, 2000, the Company entered into a consulting services agreement with a current director in the amount of $180. This amount was fully accrued in 2000 and was paid through early 2002.

      In conjunction with the termination of the Agreement in 2002, the Company paid $100 to a consulting firm affiliated with one of the Company’s directors. The Company paid additional professional services fees during the year ended December 31, 2002, in the amount of $366 to the same consulting firm.

      Netlojix Communications, Inc., a telephone company in which Ronald L. Jensen, Chairman of UICI and a former director of COM, and parties affiliated with Mr. Jensen own a controlling interest, provides telephone services to the Company pursuant to a written agreement dated September 2002. The agreement will expire in August 2004. For the year ended December 31, 2002, 2001 and 2000, Healthaxis paid Netlojix Communications, Inc. approximately $279, $500 and $404, respectively, for services under this agreement.

Alvin H. Clemens Severance Agreement

      On August 15, 2000, Alvin H. Clemens and Healthaxis entered into an agreement terminating Mr. Clemens’ employment contract. The termination agreement became effective upon consummation of the HAXS Merger in January 2001. Under the terms of the termination agreement, Mr. Clemens was to receive aggregate payments totaling $2,125 paid in quarterly installments over five years beginning in the first quarter of 2001. The Company, at its option, could make the quarterly payments in shares of Healthaxis common stock not to exceed a total of 500,000 shares. Mr. Clemens, at his option, could request that the Company pay one-third of the value of each payment in cash in lieu of stock to cover income tax liabilities. The Company recorded $1,862 of compensation expense related to this agreement during 2001, which is included in general and administrative expenses.

      During 2001, the Company elected to make the quarterly severance payments in common stock, to the extent not offset by Mr. Clemens’ elections to receive one-third of such value in cash. The Company issued 94,444 shares to Mr. Clemens in 2001 under this arrangement. At December 31, 2001, the accrued liability relating to this arrangement totaled $1,700.

      On February 27, 2002, the Board of Directors approved an agreement pursuant to which Mr. Clemens agreed to accept 358,332 shares of the Company’s common stock in full payment and satisfaction of the remainder of the severance obligation. The Company recorded a gain in the first quarter of 2002 totaling $1,345 related to the settlement of this liability, which was based upon the difference between the carrying amount of the liability and the fair value of the common stock issued to Mr. Clemens.

Note 10 — Transactions with Digital Insurance

      In connection with the sale of the retail website operations to Digital Insurance (See Note 6), Healthaxis and Digital Insurance entered into a Software Licensing and Consulting Agreement that provided Healthaxis with: a perpetual nonexclusive license to use and sublicense, subject to certain restrictions, the user interface sold to Digital Insurance; licensing fees over 30 months of $3.0 million for software owned by Healthaxis that would be used by Digital Insurance in conjunction with the user interface it purchased; and professional service fees over 12 months of a minimum of $3.0 million for services relating to customizing, maintaining and upgrading the user interface and other software.

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

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table is an aggregate comparison of the original commitment amounts from Digital Insurance under the June 2000 agreements to the actual amounts received by Healthaxis up to, and including the May 2001 settlement. The amount received reflects only the amount received pursuant to the original commitment:

	Original	Amount
	Commitment	Received

Purchase price	$1,000	$1,000
Professional services	3,000	3,000
License fees	3,000	813

Total	$7,000	$4,813

      The amendments further required Digital Insurance to pay Healthaxis $100 per month effective June 1, 2001 continuing through the earlier of either May 31, 2002, or the date Digital Insurance gave written notice to Healthaxis that they will no longer utilize the user interface sold by Healthaxis. During 2002, Healthaxis entered into new agreements that further reduced the amount of fees received from Digital Insurance.

      Revenue recognized during the years ended December 31, 2002, 2001 and 2000 under these agreements totaled $585, $2,422 and $2,093, respectively.

      During 2001, the Company recorded an impairment charge totaling $2,872 related to its investment in Digital Insurance. This write down was based upon management’s estimate of the investment’s fair value. In October 2001, Digital Insurance completed an equity financing of $6.0 million, for which Healthaxis waived its preemptive rights to participate. Based upon the dilution and the share price for the newly issued preferred stock, the Company determined that an other than temporary decline in value occurred. At December 31, 2001, the Company’s carrying value for the investment in Digital Insurance was $227 ($.07 per share). In July 2002 and November 2002, Digital Insurance completed additional rounds of equity funding which further diluted Healthaxis’ holdings to 0.1%. During 2002, management concluded that an additional, other than temporary decline in the fair value of the investment had occurred. As a result, the Company recorded an impairment charge equal to the remaining carrying value of the investment ($227). At December 31, 2002, the carrying value of the investment was zero.

Note 11 — Loss on Building

      On December 22, 2001, the Company sold its former headquarters building in East Norriton, Pennsylvania for a gross sales price of $3,000, which resulted in a realized loss of $2,498. The net cash proceeds from the sale totaled $2,626.

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Notes Receivable

      Notes receivable consist of the following:

	December 31,

	2002	2001

Line of credit due from customer, due in equal monthly principal payments through December 2005, bears interest at prime plus 2%, unsecured	$—	$175
Note receivable from customer, monthly payments of $8, matures December 2004, bears no interest (discounted at 8.75%), unsecured	168	242
Notes receivable from current and former employees, matures December 31, 2002, bears interest at 6%, secured by Healthaxis common stock	134	184
Notes receivable from employees, matures March 2004, bears interest at 8%, secured by Healthaxis common stock	36	127
Other	10	10

Total	348	738
Less current portion	(214)	(119)

Notes receivable, non-current	$134	$619

Note 13 — Property, Equipment and Software

      Property, equipment and software, at cost, consist of the following:

		December 31,
	Useful Lives
	(Years)	2002	2001

Computer equipment	3	$7,964	$8,724
Office furniture and equipment	7	1,717	1,926
Leasehold improvements	3-5	956	1,094
Computer software	1-3	1,999	2,018

		12,636	13,762
Less accumulated depreciation and amortization		(11,174)	(10,311)

		$1,462	$3,451

      Property, equipment, and software depreciation and amortization expense totaled $2,060 and $3,026 for the years ended December 31, 2002 and 2001, respectively. During 2002, the Company recorded an impairment charge in the Benefit Administration and Claims Processing Systems segment related to the disposal of printing equipment in the amount of $123. The impairment charge was caused by the Company’s outsourcing of its print and distribution operations.

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Accrued Liabilities and Other Liabilities

      Accrued liabilities and other liabilities consist of the following:

	December 31,

	2002	2001

Salaries, benefits and payroll taxes	$465	$502
Severance	7	1,829
Dividends and interest	237	301
Due to UICI	—	198
Taxes	1,085	1,085
Other	138	92

	1,932	4,007
Less other liabilities	(1,085)	(1,087)

Accrued liabilities	$847	$2,920

      Other liabilities at December 31, 2002 and 2001 consists primarily of a contingent tax liability.

Note 15 — Convertible Debentures

      On September 15, 1999 Healthaxis issued 2% convertible debentures (“Debentures”) in the amount of $27,500 with an original due date of September 14, 2002. The Debentures bore interest at the rate of 2% per annum, payable in cash or the equivalent value of Healthaxis’ common stock, semi annually on January 1 and July 1 of each year, beginning on January 1, 2000.

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

      During January 2001, the Company completed a restructuring of its Debentures that resulted in a reduction of the conversion rate from $20.34 per share to $9.00 per share, an extension of the maturity date from September 14, 2002 to September 14, 2005, and a modification of the events of default. In addition, the terms of the Warrants to purchase 202,802 shares of Healthaxis’ common stock issued to the purchasers of the Debentures were also amended to reduce the exercise price to $3.01 per share and to extend the exercise period of the warrants for an additional year, or until September 13, 2005. As a result of the significance of the modifications, the original instrument was considered extinguished, and a new instrument issued. The Debentures were recorded at their estimated fair value of $27,000. The fair value of the Debentures was estimated based on an estimated discount rate of 10% and consideration of the estimated fair value of the adjusted equity conversion rights. The adjusted equity conversion rights were valued using the Black-Scholes option pricing model with the following assumptions: 100% volatility, expected term of 4.75 years representing the extended term of the convertible debt, 0% dividends, and a 5% risk free interest rate. As a result of the

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction, the Company recorded an extraordinary gain of $1,681, which represents the excess of the carrying value over the estimated fair value of the debt.

      During the year ended December 31, 2002 and 2001, the Company recorded $376 and $824 in interest expense related to the Debentures.

Extinguishment of Convertible Debentures

      On July 31, 2002, Healthaxis completed a transaction in which the holders of its $27,500 2% Convertible Debentures exchanged their debentures for 23,500 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) and a cash payment of $4,000. The Company recorded a gain on extinguishment of debt totaling $16,388 related to the transaction for the difference between the carrying value of the convertible debentures and the estimated fair value of the cash and preferred stock exchanged. At December 31, 2002, the Company maintained significant net operating loss carryforwards for tax purposes that exceed the amount of the gain related to this transaction. Management has also established a valuation reserve for the tax assets attributable to these carryforwards since the realization of these assets are uncertain. As a result, no provision for income taxes has been recorded during 2002 as any taxable income for the year will be offset by loss carryforwards.

Note 16 — Operating Lease Obligations

      The Company leases office space and various pieces of equipment under operating leases expiring in various years through 2006. Future minimum rent payments under capital and operating leases for each of the next five years and in aggregate are as follows:

2003	$1,229
2004	986
2005	966
2006	2

$3,183

Note 17 — Extraordinary Gain

      During 2002, 2001, and 2000, Healthaxis recorded gains on the forgiveness of debt in the amounts of $16,388, $1,681, and $1,925, respectively.

      During 2002, a gain in the amount of $16,388 was recorded in connection with to the Company’s exchange of Debentures for cash and convertible preferred stock (See Note 15).

      During 2001, the Company recorded a gain on the restructuring of the Debentures (See Note 15).

      In December 1998, the Company entered into a coinsurance agreement with Hannover Life Reassurance Company of America (“RCH”) whereby the Company received a $10,000 ceding commission which consisted of a $5,000 non-refundable payment and a $5,000 payment contingent upon RCH’s earning at least $10,000 in future profits from the ceded inforce business, plus 12% interest (the “Guaranteed Amount”). The Company established a $5,000 ceding commission liability because of the negative financial history of the business. At no point did RCH earn the Guaranteed Amount from the ceded business. As such, Healthaxis incurred $575 of interest expense during 2000.

      On December 1, 2000, the Company entered into a settlement agreement with RCH. Under the terms of the agreement, RCH released the Company from all liability under the original guarantee, in return for a cash

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment of $4,250. The Company recognized a gain on forgiveness of debt totaling $1,925 related to the transaction in 2000.

Note 18 — Segment Reporting

      As discussed previously, in May of 2001, the Company implemented a restructuring plan, which, among other things, created four separate business units, each with accountability for operations beginning July 1, 2001. In June 2002, the Company terminated the UICI Information Technology Services Agreement, eliminating one of the four business units (See Note 5). Each business unit is deemed to be a reporting segment. During 2001, primarily as a result of a change in the Company’s chief operating decision maker, the Company underwent a fundamental reorganization and redesign of its internal financial reporting system. As a result of the reorganization and redesign, it is impractical to restate the Company’s segment results for the prior periods to conform with the current presentation. Assets are not allocated to business units for internal reporting purposes and are therefore not included in the segment information below.

      In November 2002, the Company began a cost reduction and business effectiveness initiative consisting of both a reduction in labor force and across-the-board salary levels, as well as planned reductions in certain operating and overhead expenses. In connection with this initiative, effective January 1, 2003, two (BAS and WCP as defined below) of the three remaining business units were consolidated into one reporting unit. Prior to January 1, 2003, the Company’s operating segments were:

•	Benefit Administration and Claims Processing Systems (“BAS”)(formerly known as Benefit Administrator Solutions) — provides web-enabled systems for administration and processing of health insurance claims on an ASP basis.

•	Web Connectivity Products (“WCP”)(formerly known as Web Technologies) — provides web-enabled platforms and solutions for self service (broker, employer, employee and providers), large group enrollment and small group enrollment, sale/distribution and post-sale administration of group and individual insurance policies including health, vision and dental insurance, and solutions for enabling compliance with HIPAA.

•	Business Process Outsourcing Services (“BPOS”)(formerly known as Imaging Services) — provides electronic data capture, imaging, storage and retrieval of health insurance claims, attachments and other correspondence.

      Each business segment generally sells its products and services to the same constituent users, generally located in the United States, namely healthcare payers, which include insurance companies, third party administrators, brokers, Blue Cross/Blue Shield plans and self-insured employers.

      All revenue is specifically associated with a separate business unit and therefore there are no reconciling items. Earnings before interest, income tax, depreciation and amortization (“EBITDA”) is the primary liquidity measurement used by management to make decisions regarding the segments. However, EBITDA is not a measure defined in generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to operating income as determined in accordance with GAAP. EBITDA does not consider depreciation and amortization of software and equipment, which could be significant with increased capital expenditures. Management does not consider these expenses significant for purposes of evaluating separate business unit liquidity. EBITDA, as defined by the Company, also excludes restructuring and impairment, severance and non-cash stock based compensation charges (“EBITDA As Defined”). Management uses the EBITDA As Defined measurement to monitor basic cash flow generated and used in the Company’s core operating activities, and to monitor the effects of changes made by management in the Company’s operations across different time periods. This factor alone is insufficient to measure all of the Company’s operating characteristics and is used in conjunction with GAAP operating income to measure total operating performance. EBITDA and EBITDA As Defined may not be comparable to similarly titled measures reported

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by other companies. Corporate overhead includes executive management, accounting, legal and human resources, and other expenses. Although the Company’s restructuring affected all of the Company’s segments, it is included as a component of corporate overhead as this presentation is consistent with how management views the operations. Operating income does not include any cost allocations for corporate overhead.

				Corporate	Consolidated
	WCP	BAS	BPOS	Overhead	Total

Year Ended December 31, 2002
Revenue	$3,484	$12,187	$4,145	$—	$19,816
EBITDA As Defined	(2,139)	3,160	(891)	(5,098)	(4,968)
Depreciation and amortization	1,109	747	756	1,511	4,123
Operating income (loss)	(3,841)	2,290	(1,647)	(11,935)	(15,133)
Year Ended December 31, 2001
Revenue	$5,949	$12,307	$4,849	$—	$23,105
EBITDA As Defined	(2,512)	1,841	(248)	(5,700)	(6,619)
Depreciation and amortization	866	1,250	768	12,833	15,717
Operating income (loss)	(3,378)	591	(1,016)	(310,421)	(314,224)

      A reconciliation of EBITDA As Defined to Operating loss is as follows:

	Years Ended December 31,

	2002	2001

EBITDA As Defined	$(4,968)	$(6,619)
Depreciation and amortization	(4,123)	(15,717)
Stock based compensation	(440)	(6,590)
Accrual for taxes	—	(1,085)
Severance expense	1,345	(2,108)
Loss on building	—	(2,498)
Restructuring and impairment charges	(6,947)	(279,607)

Operating loss	$(15,133)	$(314,224)

      The Company’s core products are sold through BAS and WCP, and most of the Company’s research and development efforts are concentrated in these areas. BAS is a mature business with over 20 years history and client base. WCP is a relatively new business, built to take advantage of the Company’s Internet expertise and the healthcare industry’s movement to web-enable legacy systems. BPOS serves as an entry point for new clients, through cost savings, and introduces cross-selling opportunities for other Company products.

      BPOS includes a processing center in Jamaica. Approximately 12% of the Company’s revenues from continuing operations in 2002 were derived from the Jamaican operation, which processes claims for the Company’s domestic (U.S. based) clients. Additionally, the Jamaican operation accounts for approximately $132 of the net book value of the Company’s fixed assets at December 31, 2002, primarily consisting of data processing equipment, software and furniture. Any interruption of service in the Jamaican operation could result in downtime and additional expense to repair the facility, relocate the operation or divert the processing to the Company’s U.S. based centers.

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Income Taxes

      Significant components of deferred taxes consisted of the following:

	December 31,

	2002	2001

Deferred tax assets:
Reserve for bad debt	$68	$18
Start up expenses	—	416
Post employment retirement benefits	338	348
Net operating and capital loss carryforwards	47,326	48,442
Accrued expenses and deferred revenues	778	1,556

Total deferred tax assets	48,510	50,780

Deferred tax liabilities:
Customer base	(736)	(2,360)
Capitalized software development costs	(526)	(224)
Other, net	(70)	(128)

Total deferred tax liabilities	(1,332)	(2,712)

Deferred tax asset before valuation allowance	47,178	48,068
Valuation allowance	(47,178)	(48,068)

Net deferred tax asset	$—	$—

      During 2000, COM was not eligible to participate in the Company’s consolidated federal income tax return. However, from January 26, 2001 (date of HAXS Merger) forward, COM is included in the Company’s consolidated federal income tax return. The Company’s net operating loss carryforward amounts total $135,000 and are available to offset future taxable income through 2022. The net operating loss carryforwards begin to expire in 2003.

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

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of the recorded income tax provision to the benefit expected by applying the appropriate statutory income tax rate (35%) to the loss before income taxes is as follows:

	Years Ended December 31,

	2002	2001	2000

Amount computed at statutory rate	$(2,996)	$(109,778)	$(30,397)
Change in valuation allowance	(890)	6,962	12,396
Expiration/ adjustment of NOLs	4,544	—	—
Amortization/ impairment of goodwill	4,561	100,676	13,700
Gain on extinguishment of debt	(5,844)	—	—
Other permanent differences	625	2,140	4,189
Reversal of prior year federal income taxes	—	—	(585)
Other, net	—	—	112

Total income tax benefit	$—	$—	$(585)

Note 20 — Stockholders’ Equity

Series A Convertible Preferred Stock

      Series A preferred stock has a par value of $1.00 per share and a stated value of $1,000 per share (“Preferred Stock”). The Preferred Stock, of which 23,500 shares are outstanding, is convertible into common stock at a price of $2.625 per share and carries a dividend rate of 2% per annum, payable semi-annually on July 15 and January 15 of each year, in cash or, in some circumstances, common stock. The conversion price is subject to downward adjustments in some limited circumstances including; 1) our current chief executive officer resigns or is terminated without cause on or before July 31, 2003, 2) a sale of common stock by Healthaxis at a price per share that is below the then-applicable conversion price, 3) the declaration of a common stock dividend or distribution, 4) a stock split or 5) any issuance of options, warrants or other convertible securities with a conversion price less than the preferred shareholders’ then-applicable conversion price.

      The terms of the Preferred Stock include redemption provisions that could be triggered if the Company fails to comply with some contractual terms. Redemption, at the stated value, could be effected in the event that any of the following events occur without, generally, the affirmative vote or consent of the holders of at least 60% of the then outstanding Preferred Stock. Management believes it can control whether any of the following events occur:

•	Amendment of the Series A Convertible Preferred Stock certificate of designation

•	Amendment of the Company’s articles of incorporation or bylaws that adversely affect the rights of the Series A Preferred Stockholders

•	Increase or decrease (other than by conversion) the total number of authorized shares of Series A preferred stock

•	Increase or decrease below 100,000,000 shares the total number of authorized shares of common stock

•	A reverse stock split

•	Redemption or repurchase of common stock or any other junior security

•	Declaration of dividends on common stock

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Agreement or transaction with a related party, subject to certain exclusions, including transactions approved by the Company’s related party transactions committee

•	Avoidance of the terms of the Series A Preferred Stock

•	Issuance of any securities having preference over the Series A Convertible Preferred Stock

•	Liquidation of the Company’s business

•	Transaction to sell, lease, transfer, convey, exclusively license or otherwise dispose of all or substantially all of the assets of the Company

•	Reorganization, merger, consolidation, or similar transaction involving the Company in which more than fifty percent (50%) of the Company’s voting power is disposed of

•	Transaction to sell, transfer, encumber, exclusively license, or otherwise dispose of any material assets or properties of the Company taken as a whole or in a series of related transactions

•	Incur debt having an outstanding principal amount of $2,000,000 or more in the aggregate

•	Entering into a new line of business

•	Pledge of any shares of the Company’s capital stock

•	Engagement of any transaction or arrangement involving the sale, issuance or potential issuance of any securities that would 1) cause the conversion price to be lower than $0.55 or 2) under the applicable rules of the NASDAQ National Market, limit the ability to fully adjust the conversion price in accordance with the terms of the Series A Convertible Preferred Stock certificate of designation

•	Failure to keep a registration statement relating to the resale of the common stock issuable upon conversion of the Preferred Stock continuously effective for a specified period

•	Material breach of any representation or warranty

•	Failure to maintain sufficient shares of common stock reserved for issuance upon conversion of Preferred Stock

      The Preferred Stock contains, among other things, terms providing the holders a preference in the payment of dividends, and also a liquidation preference at least equal to the stock’s stated value plus accrued but unpaid dividends, and contains obligations to which the Company must adhere. The stated value of the Preferred Stock at December 31, 2002 was $23,500. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in certain circumstances. The Company recorded the Preferred Stock as a component of equity at its estimated fair value totaling $6,638, less transaction costs of $358. The determination of fair value was based upon consideration of 1) the value of the indefinite future dividend stream discounted at 25%, 2) the value of the conversion rights determined by applying the Black-Scholes option pricing model using an expected term of 10 years, expected volatility of 60%, a risk free interest rate of 5%, and no expected dividends, and 3) a valuation of the preferential liquidation rights and privileges.

Other

      Prior to the HAXS Merger, the Company’s primary operations occurred in COM, a controlled subsidiary. A substantial amount of the Company’s equity was obtained through the sale of COM equity instruments with such transactions included in the Company’s financial statements through consolidation. During the years ended December 31, 2001 and 2000, the Company recorded an increase in net assets in COM totaling $115 and $242,845, respectively. This increase relates to the consolidated Company’s share of

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity transactions that occurred at COM. The remaining portion of the COM equity transactions were recorded as a component of minority interest.

      At December 31, 2002, common stock reserved for future issuance is as follows:

Conversion of Preferred Stock	8,952,381
Options issued in HAXS Merger	4,441,062
Healthaxis 2000 Option Plan	10,000,000
Outstanding warrants	1,977,412
Other inactive option plans	2,328,847

Total	27,699,702

Note 21 — Stock Options and Warrants

Healthaxis Stock Options and Warrants

      The following table summarizes the changes in outstanding Healthaxis stock options and warrants:

	Stock Options		Warrants

		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at January 1, 2000	2,646,091	$3.60	1,629,469	$7.33
Granted	—	—	53,333	3.03
Exercised	(28,450)	6.59	(41,500)	3.57
Canceled/ forfeited	(44,875)	7.97	(25,000)	5.00

Outstanding at December 31, 2000	2,572,766	3.02	1,616,302	7.32
Granted	6,919,918	2.20	952,810	5.25
Exercised	—	—	—	—
Canceled/ forfeited	(1,252,949)	3.03	(300,000)	3.38

Outstanding at December 31, 2001	8,239,735	2.33	2,269,112	5.17
Granted	1,513,000	0.71	—	—
Exercised	—	—	—	—
Canceled/ forfeited	(1,189,686)	2.19	(291,700)	11.03

Outstanding at December 31, 2002	8,563,049	$2.07	1,977,412	$4.31

Options/ Warrants Exercisable at December 31, 2000	2,538,266		1,591,002
2001	6,621,557		2,243,812
2002	7,099,115		1,952,112

      Following is a summary of the status of stock options outstanding at December 31, 2002

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding Options				Exercisable Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Price Range	Number	Life	Price	Number	Price

$.68 - $.99	2,600,876	6.9 yrs	$.81	1,759,001	$.87
1.00 - 1.70	2,395,878	2.4 yrs	1.31	2,120,195	1.34
2.10 - 3.64	2,532,776	2.7 yrs	2.85	2,186,400	2.87
4.25 - 5.00	863,519	0.8 yrs	4.35	863,519	4.35
7.50 - 10.00	170,000	3.7 yrs	8.60	170,000	8.60

	8,563,049			7,099,115

      Total stock based compensation for the years ended December 31, 2002, 2001, and 2000 totaled $307, $5,564, and $4,927, respectively.

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

      During the year ended December 31, 2001, Healthaxis granted 866,054 under the Healthaxis 2000 Plan. The remaining 6,053,864 options granted by Healthaxis relate to the issuance of options to the former COM option holders pursuant to the terms of the HAXS Merger (See Note 4).

      In the first quarter of 2000, Healthaxis accelerated the vesting of stock options granted to certain terminated employees and recorded $205 of compensation expense related to this event.

      On September 20, 2000, Healthaxis issued 50,000 warrants to a selling Debenture holder in connection with the sale of Debentures to UICI and Al Clemens (See Note 9). The warrants have an exercise price of $3.01. The Company recognized expense totaling $115 related to this transaction which represented the fair value of the warrants determined using the Black-Scholes option pricing model. The following major assumptions were used in the model: expected term of 3.25 years, expected volatility of 95%, a risk free interest rate of 4.75%, and no expected dividends.

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

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On May 24, 2000, the board of directors of COM repriced 1,773,050 existing options. The options affected had original exercise prices ranging from $12.00 to $15.00 per share. The exercise price of these options was adjusted to $3.31 based upon the quoted market share price of Healthaxis’ common stock as reported on the NASDAQ National Market on the date of the repricing. COM accounted for these options as a variable award subsequent to the repricing. In January 2001, these awards were exchanged for Healthaxis options under the terms of the HAXS Merger and continue to be accounted for under variable option accounting. The fair value of Healthaxis’ stock at December 31, 2002, 2001 and 2000, was below the new exercise prices and as such, no compensation cost has been recognized during the years ended December 31, 2002, 2001 and 2000 due to the repricing.

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

Note 22 — Commitments and Contingencies

      The Company is involved in normal litigation, including that arising in the ordinary course of business. Management is of the opinion that no pending litigation will have a material adverse effect on the results of operations or financial position of the Company.

Note 23 — Post Retirement and Post Employment Liabilities and Employee Benefit Plans

      Healthaxis has an obligation to provide certain post retirement benefits, primarily lifetime health, dental and life insurance coverage, to a group of individuals consisting of three former executives, 18 retired employees, and the Company’s former Chairman. Because this obligation exists until the death of the participants, actuarial calculations, which include the use of estimates, are used to determine the carrying value of the liability. These estimates include a life expectancy of 83 years, a discount rate of 6.75% to calculate the present value of the expected future costs, a 3% annual growth factor for life insurance and a range of 6% - 14% annual growth factor for medical insurance. It is reasonably possible that these estimates could change in the near term.

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in the post retirement and past employment liabilities were as follows:

Balance at January 1, 2001	$1,072
Interest cost	57
Service cost	(14)
Benefits paid	(120)

Balance at December 31, 2001	995
Interest cost	69
Service cost	58
Benefits paid	(156)

Balance at December 31, 2002	$966

      At December 31, 2002 and 2001, the unamortized, unrecognized net obligation existing at the date of the initial application of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” was $235 and $293, respectively. The amortization of this transition liability was $58 per year for the years ended December 31, 2002, 2001, and 2000, and is included as a component of service cost.

      The Company sponsors a defined contribution retirement savings plan under section 401(k) of the Internal Revenue Code covering substantially all employees. All contributions are subject to limitations imposed by IRS regulations. The total benefit expense under this plan amounted to $304, $558, and $547 for the years ended December 31, 2002, 2001, and 2000, respectively.

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24 — Quarterly Results of Operations (unaudited)

      The following is a tabulation of the Company’s quarterly results of operations for the years 2002 and 2001:

	2002

	Q1	Q2	Q3	Q4	Total

Revenue	$5,292	$4,588	$4,850	$5,086	$19,816
Operating expenses	6,776	8,176	7,086	12,911	34,949

Operating loss	(1,484)	(3,588)	(2,236)	(7,825)	(15,133)
Interest expense and other income, net	(64)	(342)	(8)	(13)	(427)

Loss from continuing operations	(1,548)	(3,930)	(2,244)	(7,838)	(15,560)
Loss on disposal of discontinued operations	—	(3,564)	—	—	(3,564)
Gain from discontinued operations	547	269	34	—	850

Net loss before extraordinary item	(1,001)	(7,225)	(2,210)	(7,838)	(18,274)
Extraordinary gain	—	—	16,388	—	16,388

Loss before cumulative effect accounting change	(1,001)	(7,225)	14,178	(7,838)	(1,886)
Cumulative effect of accounting change	(6,674)	—	—	—	(6,674)

Net income (loss)	$(7,675)	$(7,225)	$14,178	$(7,838)	$(8,560)

Gain (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.03)	$(0.07)	$(0.04)	$(0.15)	$(0.29)
Discontinued operations	0.01	(0.06)	—	—	(0.05)
Extraordinary gain	—	—	0.30	—	0.30
Cumulative effect of accounting change	(0.12)	—	—	—	(0.12)

Net income (loss)	$(0.14)	$(0.13)	$0.26	$(0.15)	$(0.16)

HEALTHAXIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001

	Q1	Q2	Q3	Q4	Total

Revenue	$5,588	$5,970	$5,869	$5,678	$23,105
Operating expenses	24,603	294,715	8,236	9,775	337,329

Operating loss	(19,015)	(288,745)	(2,367)	(4,097)	(314,224)
Interest expense and other income, net	65	(1,187)	(1,654)	(19)	(2,795)

Loss before minority interest	(18,950)	(289,932)	(4,021)	(4,116)	(317,019)
Minority interest in loss of subsidiary	3,080	—	—	—	3,080

Loss from continuing operations	(15,870)	(289,932)	(4,021)	(4,116)	(313,939)
Gain from discontinued operations	339	435	615	297	1,686

Loss before extraordinary item	(15,531)	(289,497)	(3,406)	(3,819)	(312,253)
Extraordinary gain	1,681	—	—	—	1,681

Net loss	$(13,850)	$(289,497)	$(3,406)	$(3,819)	$(310,572)

Gain (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.38)	$(5.49)	$(0.07	$(0.08)	$(6.26)
Discontinued operations	0.01	0.01	0.01	0.01	0.04
Extraordinary gain	0.04	—	—	—	0.03

Net loss	$(0.33)	$(5.48)	$(0.06)	$(0.07)	$(6.19)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      BDO Seidman, LLP, the independent accountants who had been engaged by the Company as the principal accountants to audit the Company’s consolidated financial statements, was dismissed effective April 17, 2001. On April 24, 2001, the Company engaged Ernst & Young, LLP as the Company’s new principal independent accountants to audit the Company’s consolidated financial statements for the year ending December 31, 2001.

      The decision to change the Company’s independent accountants from BDO Seidman, LLP to Ernst & Young, LLP was recommended by management and the Audit Committee of the Board of Directors and approved by the Company’s Board of Directors.

      The reports of BDO Seidman, LLP, on the financial statements of the Company for the year ended December 31, 2000 did not contain an adverse opinion, or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the year ended December 31, 2000, and interim period from January 1, 2001 through the date of dismissal of BDO Seidman, LLP, the Company did not have any disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

      Prior to engaging Ernst & Young, LLP, Healthaxis had not consulted Ernst & Young, LLP, regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the registrant’s financial statements.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required to be included in Item 10 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2003 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

      The information required to be included in Item 11 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2003 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required to be included in Item 12 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2003 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Transactions

      The information required to be included in Item 13 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2003 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 14.	Controls and Procedures

      Within the 90 days prior to the filing date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following consolidated financial statements of Healthaxis Inc. are included in Item 8:

(1)	List of Financial Statements:

(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

(In Thousands)

	Years Ended December 31,

	2002	2001	2000

Allowance for Losses — Accounts Receivable
Balance at beginning of year	$50	$300	$—
Amounts charged to costs and expenses	164	(89)	680
Deductions for accounts charged off or credits issued	(19)	(161)	(380)

Balance at end of year	$195	$50	$300

      All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits:

      The Exhibits listed on the accompanying Exhibit Index immediately following the Financial Statement Schedules are filed as part of, and are incorporated by reference into, this Report.

      (b) Reports on Form 8-K:

      The Company filed a current report on Form 8-K on November 19, 2002, in which it disclosed, under Item 5, that in connection with the Company’s cost reduction initiative, John D. Smith, the Company’s Executive Vice President of Revenues, left the Company to pursue other opportunities.

      (c) The Exhibit Index filed or incorporated by reference pursuant to Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature page to this Form 10-K.

      (d) Not applicable

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to this report to be signed on its behalf by undersigned, thereunto duly authorized.

HEALTHAXIS INC.

By:	/s/ JAMES W. MCLANE

James W. McLane
Chairman of the Board, President, Chief
Executive Officer (Duly Authorized Officer)

Date: March 25, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES W. MCLANE James W. McLane	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 25, 2003

/s/ JOHN M. CARRADINE John M. Carradine	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 25, 2003

/s/ MICHAEL ASHKER Michael Ashker	Director	March 25, 2003

/s/ KEVIN BROWN Kevin Brown	Director	March 25, 2003

/s/ ALVIN H. CLEMENS Alvin H. Clemens	Director	March 25, 2003

/s/ ADAM J. GUTSTEIN Adam J. Gutstein	Director	March 25, 2003

/s/ HENRY G. HAGER Henry G. Hager	Director	March 25, 2003

/s/ KEVIN F. HICKEY Kevin F. Hickey	Director	March 25, 2003

/s/ JAMES L. HOPKINS James L. Hopkins	Director	March 25, 2003

/s/ DENNIS B. MALONEY Dennis B. Maloney	Director	March 25, 2003

I, James W. McLane, certify that:

      1. I have reviewed this annual report on Form 10-K of Healthaxis, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JAMES W. MCLANE

James W. McLane
Chief Executive Officer

Date: March 25, 2003

I, John M. Carradine, certify that:

      1. I have reviewed this annual report on Form 10-K of Healthaxis, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOHN M. CARRADINE

John M. Carradine
Chief Financial Officer

Date: March 25, 2003

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description of Exhibits

2.1	Stock Exchange Agreement, dated June 18, 1996 among Registrant, Richard E. Field, Arthur J. Ivey and Richard E. Field & Associates, Inc. Incorporated by reference to Exhibit (2)(D) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
2.2	Stock Purchase Agreement between Registrant and AHC Acquisition, Inc., dated August 16, 1999. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 27, 1999.
2.3	Securities Purchase Agreement between Registrant and the Purchasers dated September 14, 1999. Incorporated by reference to Exhibit 1 to Registrant’s Form 8-K filed September 22, 1999.
2.4	Amendment to Securities Purchase Agreement between the Registrant and the Purchasers dated September 28, 2000. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed October 11, 2000.
2.5	Agreement and Plan of Merger between Registrant, Healthaxis.com, Inc., UICI and Insurdata Incorporated dated December 6, 1999. Incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K filed December 8, 1999.
2.6	Amended and Restated Agreement and Plan of Reorganization dated October 26, 2000 among the Registrant, Healthaxis and Healthaxis Acquisition Corp. Incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed January 30, 2001.
2.7	Agreement and Plan of Merger dated October 26, 2000 among the Registrant, Healthaxis and Healthaxis Acquisition Corp. (included as exhibit to Amended and Restated Agreement and Plan of Reorganization). Incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed January 30, 2001.
3.1	Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated January 30, 2001.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed January 30, 2001.
3.3	Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated July 31, 2002. Incorporated by reference to Exhibit 3.1 to registrant’s Form 10-Q for the quarterly period ended June 30, 2002.
4.1	Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4(A) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
4.2	Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated July 31, 2002. (see Exhibit 3.3 above).
10.1	Premium Production and Stock Option Agreement dated January 19, 1991 among Registrant, Provident Indemnity Life Insurance Company and Premarco, Inc. Incorporated by reference to Exhibit (10)(E) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.
10.2	Registrant’s 1983 Incentive Stock Option Plan and Management Contracts thereunder. Incorporated by reference to Exhibit (10)(C)(17) to Registrant’s Form 10 Registration Statement No. 0-13591, as amended.
10.3	Registrant’s 1985 Non-Qualified Stock Option Plan. Incorporated by reference to Exhibit (10)(C)(1) to Registrant’s Form 10 Registration Statement No. 0-13591, as amended.
10.4+	Registrant’s 1991 Executive Stock Option Plan. Incorporated by reference to Exhibit (10)(O) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.
10.5	Registrant’s 401(k) Profit Sharing Plan and Trust. Incorporated by reference to Exhibit (10)(P) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.
10.6	Amendment dated November 17, 1992 to Premium Production and Stock Option Agreement dated January 19, 1991 among Registrant, Provident Indemnity Life Insurance Company and Premarco, Inc., Incorporated by reference to Exhibit (10)(S) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

Exhibit
Number	Description of Exhibits

10.7	Amended and Restated Provident American Corporation Incentive Stock Option Plan for Field Representatives and Agents dated January 1, 1991. Incorporated by reference to Exhibit (10)(T) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.
10.8+	Third Amendment to the Amended and Restated Stock Option Agreement dated April 1, 1993 among Registrant, Provident Indemnity Life Insurance Company and Alvin H. Clemens. Incorporated by reference to Exhibit (10)(B) to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.
10.9+	Option Agreement dated as of April 1, 1993 granting Alvin H. Clemens the right to purchase 500,000 shares of Series A Preferred Stock. Incorporated by reference to Exhibit (10)(C) to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.
10.10	Amendment to Amended and Restated Option Agreement, dated as of September 9, 1999. Incorporated by reference to Exhibit (10)(K) to Registrant’s Annual Report on form 10-K for the year ended December 31, 1999.
10.11	Fourth Amendment to Registrant’s Incentive Stock Option Plan for Field Representatives and Agents, effective January 1, 1995. Incorporated by reference to Exhibit (10)(CC) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10.12	Registrant’s Life and Health Insurance Agent Non-Qualified Stock Option Plan, effective January 2, 1996. Incorporated by reference to Exhibit (10)(EE) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
10.13+	Amendment and Restatement of the Registrant’s Stock Option Plan for Directors, effective July 16, 1996. Incorporated by reference to Exhibit (10)(JJ) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
10.14+	Registrant’s 1996 Employee Incentive Stock Option Plan, effective July 16, 1996. Incorporated by reference to Exhibit (10)(KK) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
10.15+	Registrant’s Amended and Restated Stock Option Plan for Executives, dated December 11, 1996. Incorporated by reference to Exhibit (10)(LL) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
10.16	Stock Option/ Warrant Agreement, dated January 1, 1996 between Registrant and Richard E. Field. Incorporated by reference to Exhibit (10)(QQ) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
10.17	First Amendment to the Amended and Restated Interactive Marketing Agreement between America Online, Inc. and Provident Health Services, Inc. and Healthaxis. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K/A dated January 19, 1999.
10.18	Second Amendment to the Amended and Restated Interactive Marketing Agreement between America Online, Inc. and Provident Health Services, Inc. and Healthaxis. (This document has been redacted to remove certain portions for which confidential treatment has been requested by the Company pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K/A filed May 14, 1999.
10.19	Lynx Capital Group, LLC Consulting Agreement, dated March 31, 1998 between Provident Indemnity Life Insurance Company, Provident American Life and Health Insurance Company and Lynx Capital Group, LLC. Incorporated by reference to Exhibit (10)(OO) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.20	Share Purchase Agreement dated November 13, 1998 between Registrant, Lynx Private Equity Partners I, LLC, James Burke, Craig Gitlitz, Craig Gitlitz IRA and Interhotel Company Ltd. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated December 23, 1998.
10.21	Severance Agreement between Registrant and Anthony R. Verdi effective March 1, 2001. Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

Exhibit
Number	Description of Exhibits

10.22	Amended and Restated Registration Rights Agreement between the Registrant and the Purchasers dated January 29, 2001. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed September 13, 1999.
10.23	Form of Amended Debenture issued by the Registrant to the Purchasers dated September 28, 2000. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed October 11, 2000.
10.24	Form of Amended Warrant issued by the Registrant to the Purchasers dated September 28, 2000. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed October 11, 1999.
10.25	Letter Agreement between the Registrant and Alvin H. Clemens dated September 9, 1999. Incorporated by reference to Exhibit 5 to Registrant’s Form 8-K filed September 22, 1999.
10.26	Securities Purchase Agreement between Healthaxis and the Purchasers (including the Registrant) dated December 3, 1999. Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed December 8, 1999.
10.27	Shareholders’ Agreement between Registrant, UICI, Alvin H. Clemens and Michael Ashker dated January 26, 2001. Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement S-4 filed April 20, 2000.
10.28	Amended and Restated Voting Trust Agreement between UICI and Messrs. Ashker, LeBaron and Maloney dated July 31, 2000. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
10.29	Transition Agreement between the Registrant’s subsidiary, Healthaxis.com, Inc., and Insurdata Incorporated dated December 6, 1999. Incorporated by reference to Exhibit 99.6 to Registrant’s Form 8-K filed December 8, 1999.
10.30	Letter Agreement between the Registrant, UICI and Healthaxis dated December 6, 1999. Incorporated by reference to Exhibit 99.11 to Registrant’s Form 8-K filed December 8, 1999.
10.31	Voting Trust Agreement between HAI, Healthaxis, UICI, Messrs. Ashker, Clemens, Hager and LeBaron, dated January 7, 2000. Incorporated by reference to Exhibit 99.5 to Registrant’s Form 8-K filed December 8, 1999.
10.32+	Registrant’s 2000 Stock Option Plan. Incorporated by reference to Exhibit (10)(PPP) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.33+	Amended and Restated Healthaxis.com 1998 Stock Option Plan.
10.34	Agreement between Insurdata Imaging Services, The Mega Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee effective May 1, 1999; with First Amendment effective January 1, 2000. Incorporated by reference to Exhibit (10)(QQQ) to Registrant’ s Annual Report on Form 10-K for the year ended December 31, 1999.
10.35	License and Services Agreement between Insurdata and UICI Administrators, Inc. dated January 1, 1999. Incorporated by reference to Exhibit (10)(RRR) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.36+	Insurdata Incorporated 1999 Stock Option Plan. Incorporated by reference to Exhibit (10)(SSS) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.37	Letter Lease Agreement dated May 28, 1997 between UICI and Insurdata. Inc. Incorporated by reference to Exhibit (10)(TTT) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.38	Agreement between UICI (including Insurdata Inc.) and Netlojix Communications, Inc. dated August 1, 1999. Incorporated by reference to Exhibit (10)(UUU) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.39	Termination Agreement of Employment Contract and First Amendment to Employment Contract between Registrant, Healthaxis.com, Inc. and Alvin H. Clemens, dated as of August 15, 2000. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed October 11, 2000.

Exhibit
Number	Description of Exhibits

10.40	Letter Agreement dated September 26, 2000 between Registrant, Healthaxis.com, Inc. and Alvin H. Clemens. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed October 11, 2000.
10.41	Letter Agreement dated September 19, 2000 related to benefits between Registrant, Healthaxis.com, Inc. and Alvin H. Clemens. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed October 11, 2000.
10.42	Subordination Agreement dated October 6, 2000 among Registrant, Healthaxis.com, Inc. and certain Debenture holders. Incorporated by reference to Exhibit 10.11 to Registrant’s Form 8-K filed October 11, 2000.
10.43	Asset Purchase Agreement dated June 30, 2000, between Healthaxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.1 of Form 8-K filed July 20, 2000.
10.44	Amendment to Asset Purchase Agreement dated September 29, 2000 between Healthaxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed October 27, 2000.
10.45	Software License and Consulting Agreement dated June 30, 2000, between Healthaxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.2 of Form 8-K dated filed July 20, 2000.
10.46	Amendment to Software License and Consulting Agreement dated September 29, 2000 between Healthaxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed October 27, 2000.
10.47	Settlement Agreement and Release dated December 1, 2000, between Healthaxis Inc. and Hannover Life Reassurance Company of America. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 14, 2001.
10.48	Agreement for the Sale of Commercial Real Estate, dated December 11, 2000 between Healthaxis Inc. and Healthaxis.com, Inc. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 14, 2001.
10.49+	Employment Agreement between Healthaxis.com, Inc., Registrant and James McLane. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 3, 2001.
10.50+	Severance Agreement between Healthaxis.com, Inc., Registrant and Michael Ashker. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed January 3, 2001.
10.51+	Severance Agreement between Healthaxis.com, Inc., Registrant and Andrew Felder and Mutual Release of Liability between Healthaxis.com, Inc., Registrant and Andrew Felder. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed January 3, 2001.
10.52	Software License Agreement with UICI effective January 25, 2001. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
10.53	Asset Purchase Agreement with UICI effective December 29, 2000. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
10.54	Healthaxis Inc. and the Mega Life and Health Insurance Company dated May 29, 2001. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.55	Amendment No. 2 to Asset Purchase Agreement with Digital Insurance effective May 31, 2001. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.56	Amendment No. 2 to Software License and Consulting Agreement with Digital Insurance dated March 23, 2001. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.57	Amendment No. 3 to Software License and Consulting Agreement with Digital Insurance dated May 31, 2001. Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

Exhibit
Number	Description of Exhibits

10.58	Amendment to Commercial Sublease Agreement with Digital Insurance effective June 1, 2001. Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.59	Severance Agreement for Michael G. Hankinson effective July 31, 2001. Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.60	Engagement Letter between Healthaxis Inc. and Student Insurance Division of UICI dated September 21, 2001. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.61	First Amendment to Software License Agreement with UICI effective September 24, 2001. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.62	Agreement of Termination of the Shareholders Agreement dated November 7, 2001. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.63	Proxy Agreement dated November 7, 2001. Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.64	Amendment No.1 to Amended and Restated Voting Trust Agreement dated November 7, 2001. Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.65	Prepayment Agreement with Alvin H. Clemens effective March 6, 2002. Incorporated by reference to Exhibit 10.65 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.
10.66+	Change in Control Employment Agreement between James. W. McLane and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.66 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.
10.67+	Change in Control Employment Agreement between John Carradine and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.67 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.
10.68+	Change in Control Employment Agreement between Nancy Lockerman Mendoza and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.68 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.
10.69+	Change in Control Employment Agreement between Jonathan B. Webb and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.69 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.
10.70+	Change in Control Employment Agreement between Emry P. Sisson and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.
10.71	Letter Agreement between Diamond Cluster International North America Inc. and Registrant dated January 3, 2002. Incorporated by reference to Exhibit 10.71 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.
10.72	Change in Control Employment Agreement between John D. Smith and Registrant dated as of April 1, 2002. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2002.
10.73	Third Amendment to Agreement between Healthaxis Imaging Services LLC and The MEGA Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee (both subsidiaries of UICI) dated March 5, 2002. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2002.
10.74	Termination Agreement between Registrant and UICI dated as of June 11, 2002. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2002.

Exhibit
Number	Description of Exhibits

10.75	Exchange Agreement between Registrant and convertible debenture holders dated as of July 31, 2002. Incorporated by reference to Exhibit 10.2 to registrant’s Form 10-Q for the quarterly period ended June 30, 2002.
10.76	Registration Rights Agreement between Registrant and its Series A Preferred Stock holders dated July 31, 2002. Incorporated by reference to Exhibit 10.3 to registrant’s Form 10-Q for the quarterly period ended June 30, 2002.
10.77**+	First Amendment to change in Control Employment Agreement between James W. McLane and Registrant effective January 1, 2003.
0.78**+	First Amendment to change in Control Employment Agreement between John M. Carradine and Registrant effective January 1, 2003.
10.79**+	First Amendment to change in Control Employment Agreement between Jonathan B. Webb and Registrant effective January 1, 2003.
10.80**+	First Amendment to change in Control Employment Agreement between Emry P. Sisson and Registrant effective January 1, 2003.
21.1	Subsidiaries of Registrant.
(a) Healthaxis.com, Inc.
(b) Healthaxis Managing Partner, LLC.
(c) Healthaxis Limited Partner, LLC
(d) Healthaxis, Ltd.
(e) Healthaxis Imaging Services, LLC.
(f) Satellite Image Systems (Jamaica) Limited
23.1**	Consent of Ernst & Young LLP.
23.2**	Consent of BDO Seidman, LLP.
24.1*	Power of Attorney
99.1**	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2**	Certification of Chief Financial Officer Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

**	Filed herewith.

+	Management contract or compensatory plan.