Form 10-Q
period 2003-03-31
HEALTHAXIS INC
filed 2003-05-14
CIK 768892

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 2003

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

Yes  [X]  No  [  ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]  No  [X]

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,645,297 shares of common stock, par value $.10, outstanding as of May 8, 2003.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	March 31	December 31
	2003	2002

Assets
Cash and cash equivalents	$9,924	$11,380
Accounts receivable, net of allowance for doubtful accounts of $239 and $195, respectively	4,498	3,101
Accounts receivable from affiliates	96	245
Prepaid expenses and other current assets	904	648
Notes receivable	211	214

Total current assets	15,633	15,588
Property, equipment and software, less accumulated depreciation and amortization of $11,522 and $11,174, respectively	1,275	1,462
Contract start-up costs, less accumulated amortization of $973 and $834, respectively	1,111	1,175
Capitalized software, less accumulated amortization of $1,582 and $1,383, respectively	1,332	1,502
Customer base, less accumulated amortization of $2,364 and $2,112, respectively	1,850	2,102
Goodwill	11,276	11,276
Notes receivable	118	134
Other assets	134	135

Total assets	$32,729	$33,374

Liabilities and Stockholders’ Equity
Accounts payable	$1,923	$1,438
Accrued liabilities	763	847
Deferred revenues	1,891	1,430

Total current liabilities	4,577	3,715
Post retirement and employment liabilities	960	966
Other liabilities	1,063	1,085

Total liabilities	6,600	5,766
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A cumulative convertible, 23,500 shares issued and outstanding, ($23,500 liquidation preference)	6,280	6,280
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 53,645,297 and 53,645,297 shares	5,364	5,364
Additional paid-in capital	440,487	440,593
Accumulated deficit	(426,002)	(424,629)

Total stockholders’ equity	26,129	27,608

Total liabilities and stockholders’ equity	$32,729	$33,374

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Revenue	$5,231	$5,292
Expenses:
Cost of revenues	5,097	5,689
Sales and marketing	255	366
General and administrative	909	279
Research and development	30	117
Amortization of intangibles	324	325

Total expenses	6,615	6,776

Operating loss	(1,384)	(1,484)
Interest and other income, net	30	115
Interest expense	(19)	(179)

Loss from continuing operations	(1,373)	(1,548)
Gain from discontinued operations	—	547

Net loss before cumulative effect of accounting change	(1,373)	(1,001)
Cumulative effect of accounting change	—	(6,674)

Net loss	(1,373)	(7,675)

Preferred stock dividends	(115)	—

Net loss attributable to common shareholders	$(1,488)	$(7,675)

Loss per share of common stock (basic and diluted)
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	—	0.01
Cumulative effect of accounting change	—	(0.12)

Net loss	$(0.03)	$(0.14)

Weighted average common shares and equivalents used in computing loss per share
Basic and diluted	53,645,000	53,483,000

See notes to consolidated financial statement

Healthaxis Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (Unaudited)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Cash flows from operating activities
Net loss	$(1,373)	$(7,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	—	6,674
Depreciation and amortization	938	1,343
Amortization of unearned compensation	—	71
Bad debt reserve	44	4
Gain on settlement of severance obligation	—	(1,345)
Stock option compensation	9	78
Stock issued in lieu of severance	—	355
Payment of interest with common stock	—	277
Interest on convertible debt	—	24
Change in:
Accounts receivable	(1,292)	790
Prepaid expenses and other current assets	(330)	(117)
Accounts payable and accrued liabilities	523	(165)
Deferred revenues	461	(527)
Other liabilities	(28)	(9)

Net cash used in operating activities	(1,048)	(222)

Cash flows from investing activities
Collection (advances) of notes receivable	19	(17)
Investment in capitalized software and contract start-up	(104)	(258)
Purchases of property, equipment and software	(86)	(63)

Net cash used in investing activities	(171)	(338)

Cash flows from financing activities
Payment of preferred stock dividends	(237)	—
Payments on capital leases	—	(8)

Net cash used in financing activities	(237)	(8)

Decrease in cash and cash equivalents	(1,456)	(568)
Cash and cash equivalents, beginning of period	11,380	13,149

Cash and cash equivalents, end of period	$9,924	$12,581

Supplemental disclosure of cash flow information:
Interest paid	$19	$19

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands except share and per share data)
March 31, 2003

Note A – Description of business and basis of presentation

Unaudited Financial Information

          The unaudited condensed consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

          These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

          Healthaxis is a Pennsylvania corporation organized in 1982. Healthaxis’ common stock trades on the Nasdaq Small Cap Market under the symbol “HAXS.” The operations of Healthaxis during 2001 were conducted primarily through its subsidiary, Healthaxis.com, Inc. In the fourth quarter of 2001 the Company reorganized and formed a new subsidiary, Healthaxis, Ltd., through which all operations are now conducted. Unless otherwise indicated, or the context otherwise requires, all references in this document to the “Company” or “Healthaxis” include Healthaxis Inc. and all of its subsidiaries.

Earnings Per Share

          Basic earnings per share is computed only on the weighted average number of common shares outstanding during the respective periods, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed to show the dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the stock options, warrants and shares issuable upon conversion of the Company’s convertible preferred stock into the computation of diluted earnings per share would be anti-dilutive. Accordingly, these items have not been included in the computation.

Stock-Based Compensation

The Company selected an accounting policy which requires only the excess of the market value of its common stock over the exercise price of options granted to be recorded as compensation expense (intrinsic method). Pro forma information regarding net loss is required as if the Company had accounted for its employee stock options under the fair value method. Pro forma net loss applicable to the option granted is not likely to be representative of the effects on reported net loss for future years. The fair value for these options is estimated at the date of grant using a Black-Scholes option pricing model. Stock compensation determined under the intrinsic method is recognized over the vesting period using the straight-line method.

          Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date of grants in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	Three Months ended March 31,

	2003	2002

Net loss, as reported	$(1,373)	$(7,675)
Stock based compensation expense recorded under the intrinsic value method	9	78
Pro forma stock based compensation expense computed under the fair value method	(442)	(779)

Pro forma net loss	$(1,806)	$(8,376)

Loss per share of common stock, basic and diluted
as reported	$(0.03)	$(0.14)

Pro forma	$(0.03)	$(0.16)

Note B – Recently Adopted Accounting Pronouncements

          In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification will be reclassified to conform with the provisions of Statement 145. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement effective January 1, 2003, and anticipates the reclassification of extraordinary gains reported in prior periods to be included in the gain or loss from operations.

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

Note C – Significant Customer Concentrations

          For the three months ended March 31, 2003, four customers (including UICI) accounted for $2,906, or 56%, of the Company’s total revenues. At March 31, 2003, one customer accounted for $969 of the Company’s accounts receivable.

Note D – Contracts in Progress

          The Company uses contract accounting for certain contracts where significant software modification is performed or where services are performed that are essential to the functionality of the delivered software. Generally, contracts that include significant software modification are accounted for using the percentage of completion method. Contracts with significant customer acceptance provisions are recognized using the completed contract method upon achieving customer acceptance of the completed project. During the three months ended March 31, 2003, the Company had one contract in progress under each method.

          Costs, earnings and billings to date on the contract in progress accounted for under the percentage of completion method are as follows:

Costs incurred on contract	$1,374
Estimated earnings	—

Revenues recognized to date	1,374
Less billings to date	(931)

Net unbilled receivables on contract in progress	$443

          Costs and billings to date on the contract in progress accounted for under the completed contract method are as follows:

Costs incurred on contract	$83
Less billings to date	(250)

Billings on uncompleted contracts in excess of costs	$(167)

Both the unbilled receivables and the billings on uncompleted contracts are included in deferred revenues.

Note E – Related Party Transactions

          The Company conducts business with a major shareholder, UICI. At March 31, 2003, UICI owned approximately 46% of the Company’s outstanding common stock and owns warrants to purchase 222,396 shares of the Company’s common stock at prices ranging from $3.01 to $12.00 per share. UICI also owns 1,424 shares of the Company’s Series A convertible preferred stock that are convertible into 542,477 common shares.

          The Company previously provided services to a number of UICI subsidiaries and affiliates pursuant to written agreements. These services include the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. The most significant of these agreements was the UICI Information Technology Services Agreement. In June 2002, the Company and UICI terminated this agreement. Notwithstanding, the Company continues to provide products and services to UICI.

          For the three months ended March 31, 2003 and 2002, UICI and its subsidiaries and affiliates accounted for $455 (9%) and $843 (16%), respectively, of the Company’s revenues from continuing operations. As of March

31, 2003, Healthaxis had accounts receivable due from UICI and its subsidiaries and affiliates totaling $96, which represented 2% of the Company’s total accounts receivable.

          In addition, UICI revenue from discontinued operations totaled $0, and $4,500, for the three months ended March 31, 2003 and 2002, respectively.

Note F – Cumulative Effect of Accounting Change

          Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002), annually thereafter and upon the occurrence of any event that indicates potential impairments. In the second quarter of 2002, the Company completed a transitional goodwill impairment test. This test resulted in an impairment charge totaling $6,674. The impairment charge is shown as a cumulative effect of an accounting change as of January 1, 2002.

Note G – Discontinued Operations

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

          The Company previously reported the revenues and expenses associated with the Agreement as those from the UICI Outsourcing segment. As a result of the termination of the Agreement, the Company’s financial statements have been prepared with the UICI Outsourcing segment results of operations presented as discontinued operations. All historical financial statements presented have been restated to conform to this presentation.

The operating results of the discontinued UICI Outsourcing segment for the three months ending March 31, 2002 are as follows:

Revenue	$4,500

Cost of revenue	3,659
Amortization of intangibles	294

Total expenses	3,953

Net income	$547

Note H – Segment Reporting

          In May of 2001, the Company implemented a restructuring plan which, among other things, created separate business units, each with accountability for operations beginning July 1, 2001. Each business unit is deemed to be a reporting segment. Assets are not allocated to business units for internal reporting purposes and are therefore not included in the segment information below.

          In November 2002, the Company began a cost reduction and business effectiveness initiative. In connection with this initiative, on January 1, 2003, two of the Company’s three remaining business units (formerly known as Web Connectivity Products and Benefit Administration and Claims Processing Systems) were consolidated into one reporting unit named Technology & Operations. Additional segment reporting changes include a change in the classification of sales and marketing expenses and a change in the classification of other operating expenses. Sales and marketing is included as a component of Corporate Overhead, not allocated to the reporting units as in the past. Certain operating expenses that were previously allocated to all reporting units are now included solely in Technology & Operations. These costs are associated with operating the Healthaxis Customer Care unit and other customer security and infrastructure issues. All segment information has been restated for prior periods to conform with this new presentation.

          As of January 1, 2003, the Company’s operating segments were:

•	Technology & Operations - provides web-enabled systems for enrollment, administration and processing of health insurance claims on an ASP basis, connectivity platforms and solutions for self service (broker, employer, employee and providers), large group enrollment and small group enrollment, sale/distribution and post-sale administration of group and individual insurance policies including health, for life and dental insurance.

•	BPO Services Group - provides electronic data capture, imaging, storage and retrieval of health insurance claims, attachments and other correspondence, and claims pre-adjudication services.

          Each business segment generally sells its products and services to the same constituent users, generally located in the United States, namely healthcare payers, which include insurance payers, government agencies, third party administrators and health and welfare plans.

          All revenue is specifically associated with a separate business unit and therefore there are no reconciling items. Earnings before interest, income tax, depreciation and amortization (“EBITDA”), as defined, is the primary liquidity measurement used by management to make decisions regarding the segments. EBITDA, as defined by the Company, also excludes restructuring and impairment, severance and non-cash stock based compensation charges (“EBITDA As Defined”). However, EBITDA As Defined is not a measure defined in generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to operating income as determined in accordance with GAAP. EBITDA As Defined does not consider depreciation and amortization of software and equipment, which could be significant with increased capital expenditures. Management does not consider these expenses significant for purposes of evaluating separate business unit liquidity. Management believes that the EBITDA As Defined measurement is useful in monitoring basic cash flow generated and used in the Company’s core operating activities, and in monitoring the effects of changes made by management in the Company’s operations across different time periods. This factor alone is insufficient to measure all of the Company’s operating characteristics and is used in conjunction with GAAP operating income to measure total operating performance. EBITDA As Defined may not be comparable to similarly titled measures reported by other companies. Corporate overhead includes executive management, accounting, legal, human resources, sales, marketing, and other expenses. Operating income does not include any cost allocations for corporate overhead.

	Technology	BPO	Corporate	Consolidated
	& Operations	Services	Overhead	Total

Three Months Ended March 31, 2003
Revenue	$4,018	$1,213	$—	$5,231
EBITDA As Defined	589	111	(1,137)	(437)
Depreciation and amortization	467	126	345	938
Operating income (loss)	122	(15)	(1,491)	(1,384)
Three Months Ended March 31, 2002
Revenue	$4,254	$1,038	$—	$5,292
EBITDA As Defined	443	(201)	(1,873)	(1,631)
Depreciation and amortization	489	205	355	1,049
Operating income (loss)	(47)	(406)	(1,031)	(1,484)

A reconciliation of EBITDA As Defined to the most directly comparable GAAP financial measure, Operating loss, is as follows:

	Three Months Ended March 31,

	2003	2002

EBITDA As Defined	$(437)	$(1,631)
Depreciation and amortization	(614)	(724)
Stock based compensation	(9)	(149)
Severance expense	—	1,345
Amortization of intangibles	(324)	(325)

Operating loss	$(1,384)	$(1,484)

          The Company’s core products are sold through the Technology & Operations group, and most of the Company’s research and development efforts are concentrated in these areas.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

          All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning the Company’s financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Business-Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2002. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on forward-looking statements.

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

          Revenues generated by our benefits administration and claims processing systems are either transaction based or derived from providing professional services. These revenues are generated by our Technology & Operations business segment. Transaction revenue is a combination of a per-employee-per-month fee for the use of our proprietary applications and a per document fee for the printing and mailing of system output (benefit checks, explanations of benefits and letters). The transaction revenue is based on an application service provider model, where we host the hardware and software and perform some print and mail services on behalf of clients. Professional services revenue is generated from direct billing for our staff time. These billings are generally derived from converting a client’s existing system, client training and tailoring custom solutions for a client. Professional services generally are billed on a flat rate per hour. In some cases, a project may be done for a fixed price.

          Revenues generated by our web connectivity (WebAxis) products are derived from licensing of our proprietary software products and providing professional services. These revenues are generated by our Technology & Operations business segment. The licensing revenue is a combination of per-member-per-month fees and fixed price license fees. Depending upon the contract terms, the fixed price license fees are recognized over a period of time, or as one-time license fee agreements upon the delivery of the product. Professional service revenue is generated from direct billing for our staff time. These billings generally are associated with customer support. Contracts generally include an up-front payment intended to recoup the start-up costs incurred in setting up a new client. Such fees, along with the associated costs, are generally deferred and recognized over the life of the transaction-based contract.

          Revenues generated from our BPO Services business segment are transaction based. Fees for mail handling, scanning and converting insurance claims from paper to electronic format, and image storage and retrieval, are priced on a per-document or a per-image basis. Such revenue is recognized in the month the services are performed. Contracts generally include an up-front payment intended to recoup the start-up costs incurred in setting up a new client. Such fees are generally deferred and recognized over the life of the transaction-based contract.

          November 2002 Cost Reduction Initiative. On November 12, 2002, we began a cost reduction initiative designed to more closely align expenses with revenues and to enhance the Company’s operating performance. The cost reduction initiative consisted of both a reduction in the Company’s labor force and an across-the-board reduction in salary levels, as well as planned reductions in certain operating and overhead expenses. The reduction in labor force was effective in mid-November and the reduction in salary levels was effective January 1, 2003. In total, the cost reduction initiative is designed to save in excess of $5 million in expenses in 2003, as compared to 2002.

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

Results of Operations
(Tables in Thousands)

    Revenues

	Three Months Ended March 31,
	2003	2002	Change

Technology & Operations	$4,018	$4,254	$(236)
BPO Services	1,213	1,038	175

Total revenue	$5,231	$5,292	$(61)

Technology & Operations
Our technology and operations (T&O) revenue is down approximately 5% from the first quarter of 2002. Revenue for the three months ended March 31, 2002 contains $420,000 related to the recognition of the final portion of the UICI web technology perpetual license fee, which was non-recurring. Revenue for the three months ended March 31, 2003, however, includes $370,000 related to the non-recurring, perpetual license fee from the State of Washington. As anticipated, one of our existing customers quit using our claims system in 2003, resulting in a

$370,000 decrease from 2002. Revenue from Digital Insurance continues to decline. It is down to $30,000, compared to $260,000 for the first quarter of 2002. With respect to our TPA customers, revenue growth is directly related to our existing customer revenue growth. Certain of these existing customers added a significant amount of lives to our system since the first quarter of 2002, while others lost business during the same time period, serving to offset these increases.

Revenue for the three months ended March 31, 2003 also includes new revenue from two existing customers in the amount of $340,000 related to print and distribution services. Prior to 2003, we did not perform print and distribution services for these customers. This added revenue is the direct result of our outsourcing of these services to a third party beginning in the fourth quarter of 2002.

BPO Services (formerly known as Imaging Services Group)
BPO services revenues are up by 17 percent from the quarter ended March 31, 2002. In January 2003, we added additional work from an existing customer. This new work accounts for most of the increase. Since March 2002, we lost two, smaller customers, which accounts for approximately $50,000 in lost revenue. However, increased imaging revenues from other existing customers made up for most of the loss.

          Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables.

	Three Months Ended March 31,
	2003	2002	Change

Technology & Operations	$3,869	$4,245	$(376)
BPO Services	1,228	1,444	(216)

Total cost of revenues	$5,097	$5,689	$(592)

% of revenue	97%	108%

Technology & Operations
Cost of revenues for Technology & Operations decreased $376,000 (9%) from the first quarter of 2002. The decrease is the result of the overall reduction in staffing during November 2002, offset by reduced capitalization and added costs attributable to print and distribution outsourcing. In November 2002, we implemented a cost reduction initiative which reduced the employee headcount significantly. As a result, personnel expenses were down $996,000 from the three months ended March 31, 2002. However, some employees were re-assigned to expensable projects from capitalizable development projects which served to offset the expense savings by $165,000. During the fourth quarter of 2002, we began outsourcing our print and distribution capabilities to a third party. The increase in costs of revenues attributable to the conversion in the first quarter of 2003 were approximately $425,000. These additional costs are in lieu of costs previously incurred to in-house employees plus other operating expenses. This transition necessitated part of the reduction in force that occurred in November 2002. As a percentage of revenue, cost of revenues decreased from 100% in the first quarter of 2002 to 96% in the first quarter of 2003. Although a significant amount of personnel costs were cut in November 2002, they were replaced with costs attributable to low-margin activities. Most of our outsourcing expenses are passed through to the customer at cost, or with only minimal mark-up. Subcontractor expenses are up related to work performed on the State of Washington project. This project is accounted for under the percentage of completion method, using a zero margin estimate as of March 31, 2003. While we believe that the project will be profitable, all profit on the project has been deferred until reliable estimates of costs to complete can be obtained.

BPO Services (formerly Imaging)
The cost of BPO Services revenue decreased primarily as a result of an employee headcount reduction in the Imaging Support group from twelve to eight. This reduction was part of the November staff reduction. Across-the-board salary reductions also went into effect, on a company wide basis, January 1, 2003. Personnel cost reductions from this BPO Services group alone accounted for $99,000 of the cost decrease from 2002. Other cost decreases came from efficiencies gained at our Ephraim, Utah facility through automation of the mail process.

          Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising.

	Three Months Ended March 31,
	2003	2002	Change

Sales and marketing	$255	$366	$(111)

At September 30, 2002, we employed nine sales and marketing employees. Five of these employees were terminated in November 2002. This reduction, combined with the January 2003 salary reductions accounts for the decrease in costs from the first quarter of 2002.

          General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs.

	Three Months Ended March 31,
	2003	2002	Change

General and administrative	$909	$279	$630

In the first quarter of 2002, we booked a credit on the settlement of Al Clemens’ severance liability in the amount of $1.3 million. Excluding this one-time benefit, general and administrative expenses dropped by $715,000, or 44%. The number of corporate employees dropped from nineteen at March 31, 2002 to thirteen at March 31, 2003. This reduction accounts for approximately $200,000 of the cost decrease from the first quarter of 2002. A large portion of the decrease ($360,000) comes from a decrease in consulting fees paid in the first quarter of 2002. Other miscellaneous cost reductions account for the remainder of the decrease.

          Research and development expenses are primarily the salary and related benefits of personnel engaged directly in the development of new products and the enhancement of existing products, prior to the establishment of technological feasibility.

	Three Months Ended March 31,
	2003	2002	Change

Research and development	$30	$117	$(87)

We have significantly reduced our research and development activities in 2003. Due to the November cutbacks, emphasis has been put on the completion of existing development products, and the maintenance of existing customer accounts.

          Amortization of intangibles includes the amortization of developed software and customer base acquired in the January 2001 Healthaxis merger. The amount is unchanged from 2002.

	Three Months Ended March 31,
	2003	2002	Change

Amortization of intangibles	$324	$325	$(1)

          Interest and other income, net decreased from the first quarter of 2002 due to a gain on the sale of equipment in the amount of $62,000 in 2002. No such gain was incurred in 2003. Interest income was also down by $26,000, the result of lower notes receivable balances in 2003.

	Three Months Ended March 31,
	2003	2002	Change

Interest and other income	$30	$115	$(85)

          Interest expense decreased as a result of the elimination of the convertible debentures on July 31, 2002.

	Three Months Ended March 31,
	2003	2002	Change

Interest expense	$(19)	$(179)	$(160)

          Gain from discontinued operations relates to the gain from the disposal of the UICI Outsourcing business unit. These operations were discontinued in connection with the June 2002 termination of the UICI Information Technology Services Agreement.

	Three Months Ended March 31,
	2003	2002	Change

Gain from discontinued operations	$—	$547	$(547)

          Cumulative effect of accounting change was recorded as a result of our adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”. In the second quarter of 2002, the Company completed a transitional goodwill impairment test, which resulted in an impairment charge of $6.7 million. The impairment charge is shown as a cumulative effect of an accounting change as of January 1, 2002. No such charge was recorded in 2003.

	Three Months Ended March 31,
	2003	2002	Change

Cumulative effect of accounting change	$—	$(6,674)	$6,674

Liquidity and Capital Resources

Overview of Cash Resources

          A major objective of Healthaxis is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short-term equivalents on hand plus funds generated from operating cash flow. We believe that our current cash reserves and the cash generated by future operations well be sufficient to fund operations for at least the next 12 months. Funding operations on a longer-term basis will depend upon our ability to continue controlling costs, maintain existing customer relationships, and generate new revenues. The Healthaxis operating cost structure is predominantly personnel and human resource related. The November 2002 cost reduction initiative, which consists of a reduction in Healthaxis’ labor force, an across-the-board reduction in salary levels, and reductions in certain operating and overhead expenses, reflects our continuing drive to control costs.

Analysis of Cash Flows

          Cash used in operating activities for the three months ended March 31, 2003 was approximately $1.0 million as compared to $222,000 for the same period in 2002. Approximately half of the use of cash in 2003 was the result of our overall loss from operations. The remainder of the decrease was due primarily to an increase in accounts receivable. Changes in operating assets and liabilities as detailed in the Condensed Consolidated Statements of Cash Flows accounted for $638,000 of the increased expenditure. In 2002, our cash loss from operations was higher, but was offset by increased collections of accounts receivable totaling $790,000.

          Cash used in investing activities for the three months ended March 31, 2003 was $171,000 as compared to $338,000 for the same period in 2002. The reduced cash expenditure was primarily the result of reductions in expenditures for capitalized software and contract start-up activities totaling $154,000.

          Cash used in financing activities for the three months ended March 31, 2003 was $237,000 as compared to $8,000 for the same period in 2002. The increased cash expenditure was primarily the result of a $237,000 cash payment of preferred stock dividends in 2003. The dividend payments are due semi-annually. We anticipate that the next dividend payment, due to be paid in July 2003, will also be made in cash.

Preferred Stock

          In 1999, Healthaxis issued 2% convertible debentures in the amount of $27.5 million. These debentures, as amended, were due on September 14, 2005 and could be converted into common stock at a conversion price of $9.00 per share at the option of the holder. On July 31, 2002 we completed a transaction providing for the cancellation of our $27.5 million 2% convertible debentures in exchange for issuance to the debenture holders of shares of Series A Convertible Preferred Stock (“Preferred Stock”) and the payment of $4.0 million cash. The Preferred Stock has a stated value of $23.5 million and is convertible into shares of Healthaxis common stock at a conversion price of $2.625. The terms of the Preferred Stock provide that cumulative dividends be paid at the rate of 2% per year, payable semi-annually. In general, we may choose to pay the dividends either in cash or by issuing shares of common stock, although in some circumstances we are required to pay cash dividends. The terms of the Preferred Stock provide that in some situations the holders of the Preferred Stock can force Healthaxis to redeem, or buy back, their shares. This redemption may adversely affect Healthaxis, because it may not have the cash necessary to effect the redemption or because cash that could have been used to make investments in Healthaxis’ business will instead be paid to the holders of our Preferred Stock. While we believe that, currently, there is no cause for redemption, the situations in which Healthaxis can be required to redeem shares of Preferred Stock involve situations where specific events or transactions are effected by Healthaxis without, generally, the affirmative vote or consent of the holders of at least 60% of the then outstanding Preferred Stock, or it is found to have made an incorrect representation or warranty in the Certificate of Designation or other documents executed in connection with the issuance of the Preferred Stock. We believe that the occurrence of the situations where Healthaxis can be required to redeem shares of Preferred Stock is within our control. The Preferred Stock also contains, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the Preferred Stock plus all accrued but unpaid dividends. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in connection with some matters.

Lease and Other Commitments

          Healthaxis also has certain capital and operating lease commitments over the next five years. These leases are primarily for office space and data processing equipment. Healthaxis has no other significant cash commitments other than those required by the normal day-to-day operations of the business. Some of Healthaxis’ applications will require modification in order to achieve or maintain compliance with HIPAA. We do not anticipate these expenditures to be significant, and expect to be able to pass through some of the costs to its clients.

Recently Adopted Accounting Pronouncements

          In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification will be reclassified to conform with the provisions of Statement 145. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement effective January 1, 2003, and anticipates the reclassification of extraordinary gains reported in prior periods to be included in the gain or loss from operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Exposure to market risk for changes in interest rates relate primarily to short-term investments. The Company does not use derivative financial instruments. The primary objective of its investment activities is to preserve principal while maximizing yields without significantly increasing risk. Due to the nature of the Company’s investments, management believes that there is no material risk exposure.

          Healthaxis’ cash equivalents and other investment instruments are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income. These instruments are not entered into for trading purposes. Management does not expect the Company’s interest income to be significantly affected by a sudden change in market interest rates.

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

None

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: May 14, 2003	By: /s/ James W. McLane

James W. McLane, President and Chief
Executive Officer (Principal Executive Officer)

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

May 14, 2003

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

May 14, 2003
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