Form 10-Q
period 2003-06-30
HEALTHAXIS INC
filed 2003-08-12
CIK 768892

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Yes  [  ]   No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,565,815 shares of common stock, par value $.10, outstanding as of August 4, 2003.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Cash and cash equivalents	$10,265	$11,380
Accounts receivable, net of allowance for doubtful accounts of $37 and $195, respectively	3,324	3,101
Accounts receivable from affiliates	137	245
Prepaid expenses and other current assets	949	648
Costs in excess of billings on contracts in progress	467	309
Notes receivable	84	214

Total current assets	15,226	15,897
Property, equipment and software, less accumulated depreciation and amortization of $11,746 and $11,174, respectively	1,126	1,462
Contract start-up costs, less accumulated amortization of $1,113 and $834, respectively	930	1,149
Capitalized software, less accumulated amortization of $1,781 and $1,383, respectively	1,249	1,502
Customer base, less accumulated amortization of $2,617 and $2,112, respectively	1,597	2,102
Goodwill	11,276	11,276
Notes receivable	144	134
Other assets	164	135

Total assets	$31,712	$33,657

Liabilities and Stockholders’ Equity
Accounts payable	$1,837	$1,438
Accrued liabilities	903	847
Deferred revenues	1,574	1,713

Total current liabilities	4,314	3,998
Post retirement and employment liabilities	951	966
Other liabilities	1,387	1,085

Total liabilities	6,652	6,049
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A cumulative convertible, 23,500 shares issued and outstanding, ($23,500 liquidation preference)	6,280	6,280
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 53,565,815 and 53,645,297 shares, respectively	5,357	5,364
Additional paid-in capital	440,358	440,593
Accumulated deficit	(426,935)	(424,629)

Total stockholders’ equity	25,060	27,608

Total liabilities and stockholders’ equity	$31,712	$33,657

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$5,483	$4,588	$10,714	$9,880
Expenses:
Costs of revenue	4,975	5,758	10,072	11,447
Sales and marketing	283	643	538	1,009
General and administrative	837	1,324	1,746	1,603
Research and development	—	123	30	240
Amortization of intangibles	324	328	648	653

Total expenses	6,419	8,176	13,034	14,952

Operating loss	(936)	(3,588)	(2,320)	(5,072)
Interest income and other income (expense)	22	(158)	52	(43)
Interest expense	(19)	(184)	(38)	(363)

Loss from continuing operations	(933)	(3,930)	(2,306)	(5,478)
Gain from discontinued operations	—	269	—	816
Loss on disposal of discontinued operations	—	(3,564)	—	(3,564)

Loss on discontinued operations	—	(3,295)	—	(2,748)

Net loss before cumulative effect of accounting change	(933)	(7,225)	(2,306)	(8,226)
Cumulative effect of accounting change	—	—	—	(6,674)

Net loss	(933)	(7,225)	(2,306)	(14,900)
Dividends on convertible preferred stock	(117)	—	(232)	—

Net loss available to common shareholders	$(1,050)	$(7,225)	$(2,538)	$(14,900)

Loss per share of common stock (basic and diluted) Continuing operations	$(.02)	$(0.07)	$(.05)	$(0.10)
Discontinued operations	—	(0.06)	—	(0.05)
Cumulative effect of accounting change	—	—	—	(0.13)

Net loss	$(.02)	$(0.13)	$(.05)	$(0.28)

Weighted average common shares and equivalents used in computing loss per share
Basic and diluted	53,612,000	53,633,000	53,629,000	53,559,000

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (Unaudited)

	Six Months Ended

	June 30,	June 30,
	2003	2002

Cash flows from operating activities
Net loss	$(2,306)	$(14,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of discontinued operations	—	3,564
Cumulative effect of accounting change	—	6,674
Depreciation and amortization	1,796	2,706
Amortization of unearned compensation	—	92
Bad debt reserve	48	58
Loss on disposal of fixed assets	8	—
Gain on settlement of severance obligation	—	(1,345)
Stock option compensation	18	222
Impairment or restructuring charges	—	942
Stock issued in lieu of severance	—	355
Payment of interest with common stock	—	277
Interest on convertible debt	—	49
Change in:
Accounts receivable	(163)	2,858
Prepaid expenses and other current assets	(376)	(718)
Costs in excess of billings	(158)	—
Other assets	(29)	—
Accounts payable and accrued liabilities	460	(366)
Deferred revenues	(139)	(279)
Other liabilities	287	(17)

Net cash (used in) provided by operating activities	(554)	172

Cash flows from investing activities
Collection (advances) on notes receivable	92	(6)
Capitalized software and contract start-up costs	(205)	(847)
Purchases of property, equipment and software	(219)	(119)
Other	8	—

Net cash used in investing activities	(324)	(972)

Cash flows from financing activities
Payment of preferred stock dividends	(237)	—
Termination of UICI contract	—	6,359
Payments on capital leases	—	(8)

Net cash (used in) provided by financing activities	(237)	6,351

(Decrease) increase in cash and cash equivalents	(1,115)	5,551
Cash and cash equivalents, beginning of period	11,380	13,149

Cash and cash equivalents, end of period	$10,265	$18,700

Supplemental disclosure of cash flow information:
Interest paid	$38	$41

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands except share and per share data)
June 30, 2003

Note A — Description of business and basis of presentation

Unaudited Financial Information

     The unaudited condensed consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

General

     Healthaxis is a technology and business process services firm committed to providing innovative and configurable web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which are comprised of software products and related services, are designed to assist health insurance payers, government agencies, third party administrators and health and welfare plans in providing enhanced services to members, employees, employers and providers through the application of Healthaxis’ flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider (“ASP”) basis. These technology solutions are complimented by Healthaxis’ Business Process Outsourcing (“BPO”) services, including mailroom, scan, data capture, and claims pre-adjudication services. These services are offered to its technology clients and on a stand-alone basis.

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

Reclassifications of prior period amounts

     Certain prior period amounts have been reclassified to conform with the 2003 presentation or in accordance with applicable accounting requirements.

Loss Per Share

     Basic loss per share is computed only on the weighted average number of common shares outstanding during the respective periods. Diluted loss per share is computed to show the dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the stock options, warrants and shares issuable upon conversion of the

Company’s convertible preferred stock into the computation of diluted earnings per share would be anti-dilutive. Accordingly, these items have not been included in the computation.

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

     Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date of grants in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(933)	$(7,225)	$(2,306)	$(14,900)
Stock based compensation expense recorded under the intrinsic value method	9	144	18	222
Pro forma stock based compensation expense computed under the fair value method	(395)	(779)	(837)	(1,558)

Pro forma net loss	$(1,319)	$(7,860)	$(3,125)	$(16,236)

Loss per share of common stock, basic and diluted
As reported	$(0.02)	$(0.13)	$(0.05)	$(0.28)

Pro forma	$(0.02)	$(0.15)	$(0.06)	$(0.30)

Note B — Recently Adopted Accounting Pronouncements

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification will be reclassified to conform with the provisions of SFAS 145. The provisions of this statement related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement effective January 1, 2003, and anticipates the reclassification of extraordinary gains reported in prior periods to be included in the gain or loss from operations.

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

     On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a significant impact on the financial position or results of operations of the Company.

Note C — Significant Customer Concentrations

     For the three months and the six months ended June 30, 2003, four customers (including UICI) accounted for $2,963 (54%) and $5,870 (55%), respectively, of the Company’s total revenues. At June 30, 2003, one customer accounted for $1,045 of the Company’s accounts receivable.

Note D — Contracts in Progress

     The Company uses contract accounting for certain contracts where significant software modification is performed or where services are performed that are essential to the functionality of the delivered software. Generally, contracts that include significant software modification are accounted for using the percentage of completion method. Contracts with significant customer acceptance provisions are recognized using the completed contract method upon achieving customer acceptance of the completed project. During the six months ended June 30, 2003, the Company had one contract in progress under each method.

     The Company has accounted for activities under a government related contract on the percentage of completion method. Due to the relative uncertainty of the profit margin to be achieved from the contract, the Company has used a zero margin approach for recording revenues for this contract. As of June 30, 2003, costs, earnings and billings to date on the contract are as follows:

Costs incurred on contract	$1,950
Estimated earnings	—

Revenues recognized to date	1,950
Less billings to date	(1,109)

Net unbilled receivables on contract in progress	$841

     The Company has accounted for activities under a second government related contract under the completed contract method. As of June 30, 2003, costs and billings to date on the contract are as follows:

Costs incurred on contract	$176
Less billings to date	(550)

Billings on uncompleted contract in excess of costs	$(374)

     Net unbilled receivables and billings on uncompleted contracts in excess of costs totaling $467 are presented as costs in excess of billings.

Note E — Other Liabilities

     Other liabilities totaled $1,387 and $1,085 at June 30, 2003, and December 31, 2002, respectively and consists of contingent tax liabilities. In June 2003, the Company received a tax refund in the amount of $324 that was recorded as a liability pending final resolution of the matter.

Note F — Related Party Transactions

     The Company conducts business with a major shareholder, UICI. At June 30, 2003, UICI owned approximately 46% of the Company’s outstanding common stock and owns warrants to purchase 222,396 shares of the Company’s common stock at prices ranging from $3.01 to $12.00 per share. UICI also owns 1,424 shares of the Company’s Series A convertible preferred stock that are convertible into 542,477 common shares.

     For the three months ended June 30, 2003 and 2002, UICI and its subsidiaries and affiliates accounted for $487 (9%) and $404 (9%), respectively, of the Company’s revenues from continuing operations. For the six months ended June 30, 2003 and 2002, UICI and its subsidiaries and affiliates accounted for $942 (9%), and $1,247 (13%), respectively, of the Company’s revenues from continuing operations. As of June 30, 2003, Healthaxis had accounts receivable due from UICI and its subsidiaries and affiliates totaling $137.

     The Company previously provided services to a number of UICI subsidiaries and affiliates pursuant to the UICI Information Technology Services Agreement. In June 2002, the Company and UICI terminated this agreement. Notwithstanding this termination, the Company continues to provide products and services to UICI.

     Revenues from UICI related to discontinued operations totaled $3,578, and $8,078, for the three months and the six months ended June 30, 2002, respectively (See Note H).

Note G — Cumulative Effect of Accounting Change

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

Note H — Discontinued Operations

     On June 11, 2002, the Company entered into an agreement with UICI terminating the amended Information Technology Services Agreement (the “Agreement”) between the two parties. The Agreement was originally entered into on January 3, 2000 in conjunction with the merger of Healthaxis.com, Inc and Insurdata Incorporated. Under the terms of the termination agreement, UICI made a one-time cash payment to Healthaxis in the amount of $6,500 and tendered 500,000 shares of Healthaxis common stock back to the Company. In return, approximately 165 Healthaxis employees that were previously dedicated to providing services to UICI under the Agreement were transferred to and became employees of UICI on June 15, 2002. Due to the related party nature of the transaction, the Company recorded the net proceeds, $6,359, as a contribution of capital from a significant shareholder. A loss on disposal of discontinued operations in the amount of $3,564 was recorded as a result of the termination. The loss consisted of impairment charges for goodwill and customer base totaling $484 and $3,080, respectively. The impairment charges result from a write off of the entire amount of goodwill and customer base attributable to the Agreement.

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

     The operating results of the discontinued UICI Outsourcing segment for the three and the six months ended June 30, 2002 are as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2002

Revenue	$3,578	$8,078
Cost of revenue	3,055	6,714
Amortization of intangibles	254	548

Total expenses	3,309	7,262

Net income	$269	$816

Note I — Segment Reporting

     As of January 1, 2003, the Company’s operating segments were:

•	Technology & Operations - provides web-enabled systems for enrollment, administration and processing of health insurance claims on an ASP basis, connectivity platforms and solutions for self service (broker, employer, employee and providers), large group enrollment and small group enrollment, sale/distribution and post-sale administration of group and individual insurance policies including health, life and dental insurance.

•	BPO Services Group - provides electronic data capture, imaging, storage and retrieval of health insurance claims, attachments and other correspondence, and claims pre-adjudication services.

     Prior to 2003, the Company maintained three operating business segments. On January 1, 2003, two of the Company’s three business units (formerly known as Web Connectivity Products and Benefit Administration and Claims Processing Systems) were consolidated into one reporting unit named Technology & Operations. Additional segment reporting changes include a change in the classification of sales and marketing expenses and a change in the classification of other operating expenses. Sales and marketing is included as a component of Corporate Overhead, not allocated to the reporting units as in the past. Certain operating expenses that were previously allocated to all reporting units are now included solely in Technology & Operations. These costs are associated with operating the Healthaxis Customer Care unit and other customer security and infrastructure issues. All segment information has been restated for prior periods to conform with this new presentation.

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

The Company’s financial results by business segment are as follows:

	Technology	BPO	Corporate	Consolidated
	& Operations	Services	Overhead	Total

Three Months Ended June 30, 2003
Revenue	$4,273	$1,210	$—	$5,483
EBITDA As Defined	822	204	(1,095)	(69)
Depreciation and amortization	430	85	343	858
Operating income (loss)	392	119	(1,447)	(936)

Three Months Ended June 30, 2002
Revenue	$3,504	$1,084	$—	$4,588
EBITDA As Defined	251	(52)	(1,798)	(1,599)
Depreciation and amortization	556	191	362	1,109
Operating income (loss)	(1,020)	(243)	(2,325)	(3,588)

Six Months Ended June 30, 2003
Revenue	$8,291	$2,423	$—	$10,714
EBITDA As Defined	1,411	315	(2,232)	(506)
Depreciation and amortization	897	211	688	1,796
Operating income (loss)	514	104	(2,938)	(2,320)

Six Months Ended June 30, 2002
Revenue	$7,758	$2,122	$—	$9,880
EBITDA As Defined	694	(253)	(3,671)	(3,230)
Depreciation and amortization	1,045	396	717	2,158
Operating income (loss)	(1,067)	(649)	(3,356)	(5,072)

A reconciliation of EBITDA As Defined to the most directly comparable GAAP financial measure, Operating loss, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

EBITDA As Defined	$(69)	$(1,599)	$(506)	$(3,230)
Depreciation and amortization	(858)	(1,109)	(1,796)	(2,158)
Stock based compensation and amortization	(9)	(165)	(18)	(314)
Severance expense	—	—	—	1,345
Restructuring and impairment charges	—	(715)	—	(715)

Operating loss	$(936)	$(3,588)	$(2,320)	$(5,072)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning the Company’s financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Business — Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2002. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on forward-looking statements.

Overview

     Healthaxis is a technology and business process services firm committed to providing innovative and configurable web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which are comprised of software products and related services, are designed to assist health insurance payers, government agencies, third party administrators (“TPA”) and health and welfare plans in providing enhanced services to members, employees, employers and providers through the application of Healthaxis’ flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider (“ASP”) basis. These technology solutions are complimented by Healthaxis’ Business Process Outsourcing (“BPO”) services, including mailroom, scan, data capture, and claims pre-adjudication services. These services are offered to its technology clients and on a stand-alone basis. Healthaxis believes that its solutions enable a client to improve their productivity and reduce their administrative costs, enhance their customer service, grow their revenues and improve their profitability.

     Revenue Model. Healthaxis derives revenue from a number of sources. Set forth below is a description of our revenues generated by each of our suite of products and solutions.

     Revenues generated by our benefits administration and claims processing systems are either transaction based or derived from providing professional services. These revenues are included in our Technology & Operations business segment. Transaction revenue is a combination of a per-employee-per-month fee for the use of our proprietary applications and a per document fee for the printing and mailing of system output (benefit checks, explanations of benefits and letters). The transaction revenue is based on an ASP model, where we host the hardware and software and perform some print and mail services on behalf of clients. Professional services revenue is generated from direct billing for our staff time. These billings are generally derived from converting a client’s existing system, client training and tailoring custom solutions for a client. Professional services generally are billed on a flat rate per hour. In some cases, a project may be done for a fixed price.

     Revenues generated by our web connectivity (WebAxis) products are derived from licensing our proprietary software products and providing professional services. These revenues are included in our Technology & Operations business segment. The licensing revenue is a combination of per-member-per-month fees and fixed price license fees. Depending upon the contract terms, the fixed price license fees are recognized over a period of time, or as one-time license fee agreements upon the delivery of the product. Professional service revenue is generated from direct billing for our staff time. These billings generally are associated with customer support. Contracts generally include an up-front payment intended to recoup the start-up costs incurred in setting up a new client. Such fees, along with the associated costs, are generally deferred and recognized over the life of the transaction-based contract.

     Revenues included in our BPO Services business segment are transaction based. Fees for mail handling, scanning and converting insurance claims from paper to electronic format, and image storage and retrieval, are priced on a per-document or a per-image basis. Such revenue is recognized in the month the services are performed. Contracts generally include an up-front payment intended to recoup the start-up costs incurred in setting up a new client. Such fees are generally deferred and recognized over the life of the transaction-based contract.

     Significant Projects. Our revenue for the remainder of 2003 will be affected by the timing of the acceptance of the web-based administration platform we have been developing for the State of Washington and for the State of Georgia. These contracts are relatively large. Although we receive cash for work stages completed on the State of Georgia contract, we will only recognize revenue and profits from the contract when the contractual obligations are completed and accepted. Revenues from the State of Washington contract are recognized under the percentage of completion method, but we have deferred the recognition of any profits from the contract until the contract is complete. In both cases, it now appears that our customers’ schedules may result in delays in acceptance. We believed earlier in this year that both of these contracts would be completed by December 31, 2003. However, these delays could push revenue and profit recognition on these contracts into 2004.

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

     Potential Sub-lease of Office Space in Irving, TX. Healthaxis occupies office space in Irving, Texas under agreements that will expire in December 2005. We are currently in discussions with an unrelated third party regarding a potential sub-lease of space subject to the smaller of the two lease agreements (our 7th floor space). The potential sub-lease would also expire in December 2005. The amount remaining to be paid by Healthaxis, under the original lease for the 7th floor space, exceeds the expected amount to be received from the potential sub-lease. We continue to occupy and use the space that would become subject to the potential sub-lease. We currently anticipate that a sub-lease agreement could be entered into in the third quarter of 2003. In connection with this event, we would record an expense related to the difference between the amounts received under the sublease and the amounts paid under our original lease agreement. Currently, we estimate that the amount of the charge will not exceed $225,000.

     Allowance for Doubtful Accounts. During the second quarter of 2003, we wrote-off accounts receivable balances in the amount of $206,000 relating to two former customers. Both of these accounts had been fully reserved in prior periods. At June 30, 2003, our allowance for doubtful accounts totaled $37,000. We believe that this reserve is adequate to ensure that accounts receivable are fairly stated.

Results of Operations
(Tables in Thousands)

Three months ended June 30, 2003 compared to three months ended June 30, 2002

     Revenues

	Three Months Ended June 30,
	2003	2002	Change

Technology & Operations	$4,273	$3,504	$769
BPO Services	1,210	1,084	126

Total revenue	$5,483	$4,588	$895

Technology & Operations

Our Technology & Operations revenue for the second quarter of 2003 increased 22% from the second quarter of 2002. Revenue from the State of Washington contract, which is non-recurring, increased $515,000. Work related to the State of Washington contract started in June 2002. As anticipated, one of our existing customers terminated its use of our claims system in 2003, resulting in a decrease in revenue totaling $407,000. We added another significant claims customer replacing $271,000 of the loss.

Revenue for the three months ended June 30, 2003 includes new revenue from two existing customers in the amount of $324,000 related to print and distribution services. Prior to 2003, we did not perform print and distribution services for these customers. This added revenue is the direct result of our outsourcing of these services to a third party beginning in the fourth quarter of 2002.

BPO Services (formerly known as Imaging Services Group) BPO Services revenues increased 12% from the second quarter of 2002. In January 2003, we added additional work from an existing customer totaling $149,000. This increase was partially offset as a result of the loss of a smaller customer due to bankruptcy totaling $59,000.

     Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables.

	Three Months Ended June 30,
	2003	2002	Change

Technology & Operations	$3,884	$4,431	$(547)
BPO Services	1,091	1,327	(236)

Total cost of revenues	$4,975	$5,758	$(783)

% of revenue	91%	126%

Technology & Operations

Cost of revenues for Technology & Operations decreased 12% from the second quarter of 2002. As a percentage of Technology & Operations revenue, costs decreased from 126% in the 2002 period to 91% in the 2003 period. The decrease is the result of an overall reduction in personnel costs, offset by reduced capitalization and increased costs attributable to print and distribution outsourcing. In November 2002, we implemented a cost reduction initiative that reduced our employee headcount significantly. Across-the-board salary reductions also went into effect, on a company-wide basis, January 1, 2003. As a result, personnel expenses were down $898,000 from the second quarter of 2002. However, some employees were re-assigned to expensable projects from capitalizable development projects, which served to offset the expense savings by $350,000. Subcontractor expenses increased $465,000 as a result of amounts paid to Satyam in connection with our government related projects. During the fourth quarter of 2002, we began the process of outsourcing our print and distribution capabilities to a third party, which increased our costs of revenues in the second quarter of 2003 by approximately $435,000. These additional costs are in lieu of costs previously associated with in-house employees and other operating expenses. The three months ended June 30, 2002 also includes impairment charges related to software and equipment in the amount of $715,000 that are non-recurring.

BPO Services (formerly known as Imaging Services Group)

The cost of revenue for BPO Services decreased 18% from the second quarter of 2002, primarily as a result of an employee headcount reduction in the Imaging Support group from twelve to eight. This reduction was part of the November 2002 staff reduction. Across-the-board salary reductions also went into effect, on a company-wide basis, on January 1, 2003. Personnel cost reductions from this BPO Services group accounted for $58,000 of the cost decrease from 2002. The second quarter of 2002 also includes a bad debt charge in the amount of $50,000 that did not recur in the second quarter of 2003.

     Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising.

	Three Months Ended June 30,
	2003	2002	Change

Sales and marketing	$283	$643	$(360)

Five of our nine sales and marketing employees were terminated in November 2002. This reduction, combined with the 2003 salary reductions, accounts for a decrease in personnel costs in the amount of $262,000 from the second quarter of 2002.

     General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs.

	Three Months Ended June 30,
	2003	2002	Change

General and administrative	$837	$1,324	$(487)

The number of corporate employees dropped from nineteen at March 31, 2002 to twelve at June 30, 2003. This reduction, combined with the 2003 salary reductions accounts for approximately $233,000 of the cost decrease from the second quarter of 2002. Non-cash stock based compensation expense decreased $88,000 due to the gradual decrease of expense resulting from the remeasurement of stock options at the time of the 2001 Healthaxis merger.

     Research and development expenses are primarily the salary and related benefits of personnel engaged directly in the development of new products and the enhancement of existing products, prior to the establishment of technological feasibility.

	Three Months Ended June 30,
	2003	2002	Change

Research and development	$—	$123	$(123)

We have significantly reduced our research and development activities in 2003. Due to the November 2002 staff reduction, emphasis has been put on the completion of existing development products, and the maintenance of existing customer accounts.

     Amortization of intangibles includes the amortization of developed software and customer base acquired in the January 2001 Healthaxis merger. The amount is essentially unchanged from 2002.

	Three Months Ended June 30,
	2003	2002	Change

Amortization of intangibles	$324	$328	$(4)

     Interest and other income, net for the second quarter of 2002 includes a non-recurring write down of our investment in Digital Insurance in the amount of $227,000. Excluding this write down, interest income and other income, net decreased $47,000 largely as a result of lower notes receivable balances in 2003.

	Three Months Ended June 30,
	2003	2002	Change

Interest and other income	$22	$(158)	$180

     Interest expense decreased as a result of the exchange of our convertible debentures for Series A Convertible Preferred Stock on July 31, 2002.

	Three Months Ended June 30,
	2003	2002	Change

Interest expense	$(19)	$(184)	$165

     Discontinued operations relates to the disposed UICI Outsourcing business unit. These operations were discontinued in connection with the June 2002 termination of the UICI Information Technology Services Agreement.

	Three Months Ended June 30,
	2003	2002	Change

Gain from discontinued operations	$—	$269	$(269)
Loss on disposal of discontinued operations	—	(3,564)	3,564

	$—	$(3,295)	$3,295

Six months ended June 30, 2003 compared to six months ended June 30, 2002

     Revenues

	Six Months Ended June 30,
	2003	2002	Change

Technology & Operations	$8,291	$7,758	$533
BPO Services	2,423	2,122	301

Total revenue	$10,714	$9,880	$834

Technology & Operations

Our Technology & Operations revenue for the six months ended June 30, 2003 increased 7% from the six months ended June 30, 2002. Revenue for the six months ended June 30, 2002 included $420,000 related to the recognition of the final portion of the UICI web technology perpetual license fee, which was non-recurring. Revenue for the six months ended June 30, 2003 includes $884,000 related to the perpetual license fee from the State of Washington, which is also non-recurring. As anticipated, one of our existing customers terminated its use of our claims system in 2003, resulting in a $776,000 decrease from 2002, but we added another significant claims customer replacing $490,000 of the revenue loss. Revenue from Digital Insurance continued to decline, resulting in a decrease of $322,000.

Revenue for the six months ended June 30, 2003 includes new revenue from two existing customers in the amount of $664,000 related to print and distribution services. Prior to 2003, we did not perform print and distribution services for these customers. This added revenue is the direct result of our outsourcing of these services to a third party beginning in the fourth quarter of 2002.

BPO Services (formerly known as Imaging Services Group)

BPO services revenues are up 14% from 2002. In January 2003, we added additional work from an existing customer, which accounts for $279,000 of the increase.

     Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables.

	Six Months Ended June 30,
	2003	2002	Change

Technology & Operations	$7,753	$8,676	$(923)
BPO Services	2,319	2,771	(452)

Total cost of revenues	$10,072	$11,447	$(1,375)

% of revenue	94%	116%

Technology & Operations

Cost of revenues for Technology & Operations decreased 11% from 2002. As a percentage of Technology & Operations revenue, costs decreased from 112% for the six months ended June 30, 2002, to 94% for the six months ended June 30, 2003. The decrease is the result of an overall reduction in personnel costs, offset by reduced capitalization and added costs attributable to print and distribution outsourcing. In November 2002, we implemented a cost reduction initiative which reduced the employee headcount significantly. Across-the-board salary reductions also went into effect, on a company-wide basis, on January 1, 2003. As a result, personnel expenses decreased $1.9 million from the six months ended June 30, 2002. However, some employees were re-

assigned to expensable projects from capitalizable development projects, which served to offset the expense savings by $517,000. During the fourth quarter of 2002, we began outsourcing our print and distribution capabilities to a third party. The increase in costs of revenues for the six months ended June 30, 2003 attributable to the outsourcing of these capabilities was approximately $904,000. These additional costs are in lieu of costs previously associated with in-house employees and other operating expenses. This transition necessitated part of the reduction in force that occurred in November 2002. The six months ended June 30, 2002, included non-recurring impairment charges related to software and equipment totaling $715,000.

BPO Services (formerly known as Imaging Services Group)

The cost of BPO Services revenue decreased 16% from 2002 primarily as a result of an employee headcount reduction in the Imaging Support group from twelve to eight. This reduction was part of the November 2002 staff reduction. Across-the-board salary reductions also went into effect, on a company-wide basis, on January 1, 2003. Personnel cost reductions from this BPO Services group alone accounted for $147,000 of the cost decrease from 2002. Depreciation and amortization of fixed assets decreased $180,000 from the 2002 period due to a significant reduction of capital expenditures in 2001 and 2002.

     Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising.

	Six Months Ended June 30,
	2003	2002	Change

Sales and marketing	$538	$1,009	$(471)

Five of our nine sales and marketing employees were terminated in November 2002. This reduction, combined with the January 2003 salary reductions, accounts for the decrease in costs from the first quarter of 2002. Personnel and travel costs related to sales and marketing in the 2003 period decreased $326,000 and $51,000, respectively, from the comparable period in 2002.

     General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs.

	Six Months Ended June 30,
	2003	2002	Change

General and administrative	$1,746	$1,603	$143

In the six months ended June 30, 2002, we booked a reduction in expense related to the settlement of Al Clemens’ severance liability in the amount of $1.3 million. Excluding this one-time benefit, general and administrative expenses for the six months ended June 30, 2003, dropped by $1.2 million from the comparable period in 2002. The number of corporate employees dropped from nineteen at March 31, 2002 to twelve at June 30, 2003. This reduction, combined with the January 2003 salary reductions, accounts for $435,000 of the cost decrease from 2002. Consulting fees decreased by $382,000 from 2002. Non-cash stock based compensation expense decreased $128,000 due to the gradual decrease of expense resulting from the remeasurement of stock options at the time of the 2001 Healthaxis merger.

     Research and development expenses are primarily the salary and related benefits of personnel engaged directly in the development of new products and the enhancement of existing products, prior to the establishment of technological feasibility.

	Six Months Ended June 30,
	2003	2002	Change

Research and development	$30	$240	$(210)

We have significantly reduced our research and development activities in 2003. Due to the November 2002 staff reduction, emphasis has been put on the completion of existing development products, and the maintenance of existing customer accounts.

     Amortization of intangibles includes the amortization of developed software and customer base acquired in the January 2001 Healthaxis merger. The amount is essentially unchanged from 2002.

	Six Months Ended June 30,
	2003	2002	Change

Amortization of intangibles	$648	$653	$(5)

     Interest and other income, net for the six month ended June 30, 2002, includes a non-recurring write down of our investment in Digital Insurance in the amount of $227,000. Interest income was lower in the six months ended June 30, 2003 as a result of lower notes receivable balances in 2003.

	Six Months Ended June 30,
	2003	2002	Change

Interest and other income	$52	$(43)	$95

     Interest expense decreased as a result of the exchange of our convertible debentures for Series A Convertible Preferred Stock on July 31, 2002.

	Six Months Ended June 30,
	2003	2002	Change

Interest expense	$(38)	$(363)	$325

     Gain from discontinued operations relates to the gain from the disposal of the UICI Outsourcing business unit. These operations were discontinued in connection with the June 2002 termination of the UICI Information Technology Services Agreement.

	Six Months Ended June 30,
	2003	2002	Change

Gain from discontinued operations	$—	$816	$(816)
Loss on disposal of discontinued operations	—	(3,564)	3,564

	$—	$(2,748)	$2,748

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

	Six Months Ended June 30,
	2003	2002	Change

Cumulative effect of accounting change	$—	$(6,674)	$6,674

Liquidity and Capital Resources

Overview of Cash Resources

     One of our major objectives is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short-term equivalents on hand plus funds generated from operating cash flow. We believe that our current cash reserves and the cash generated by future operations will be sufficient to fund operations for at least the next 12 months. Funding operations on a longer-term basis will depend upon our ability to generate new revenues, continue controlling costs, and maintain existing customer relationships. Our operating cost structure is predominantly personnel and human resource related. The November 2002 cost reduction initiative, which consisted of a reduction in Healthaxis’ labor force, an across-the-board reduction in salary levels, and reductions in certain operating and overhead expenses, reflects our continuing drive to control costs.

Analysis of Cash Flows

     Cash used in operating activities for the six months ended June 30, 2003 was $554,000 as compared to cash provided by operations in the amount of $172,000 for the same period in 2002. Our 2002 cash flows from operations includes cash flows from both continuing and discontinued operations. During the first six months of 2002, cash flows from the discontinued UICI Outsourcing business unit was approximately $3.6 million. Excluding the cash flow from this discontinued business unit, our cash burn from continuing operations for the six months ended June 30, 2002 totaled $3.4 million. Our use of cash in 2003 approximated our EBITDA As Defined loss from operations for the first six months of 2003 (See Note I in the Notes to Consolidated Financial Statements). This represents a significant improvement in operating cash flows, and is primarily the result of the November 2002 Cost Reduction Initiative, combined with higher revenues in 2003.

     Cash used in investing activities for the six months ended June 30, 2003 decreased $648,000 compared to the same period in 2002. A reduction in capitalized developed software and contract start-up accounts for $642,000 of the decrease. Most of the Healthaxis software products are in a mature stage of production and sale. This is a change from prior years in which significant development costs were incurred in an effort to get new products to market. The amount of internal software development costs capitalized during the second quarter of 2003 ($116,000) relate almost entirely to upgrades and enhancement to the Insur-Claim software product. These upgrades and enhancement add new functionality to our existing claim system that are necessary to keep up with changing market and customer demands.

     Cash used in financing activities for the six months ended June 30, 2003 was $237,000 and relates entirely to the required semi-annual payment of dividends on the Series A Convertible Preferred Stock made in January

2003. The dividend payments are due semi-annually. The next dividend payment, paid in July 2003, was also made in cash. The figure for the six months ended June 30, 2002, includes a payment from UICI related to the termination of the UICI Information Technology Services Agreement in the amount of $6.4 million, net of transaction costs.

Preferred Stock

     In 1999, Healthaxis issued 2% convertible debentures in the amount of $27.5 million. These debentures, as amended, were due on September 14, 2005 and could be converted into common stock at a conversion price of $9.00 per share at the option of the holder. On July 31, 2002 we completed a transaction providing for the cancellation of our $27.5 million 2% convertible debentures in exchange for issuance to the debenture holders of shares of Series A Convertible Preferred Stock (“Preferred Stock”) and the payment of $4.0 million cash. The Preferred Stock has a stated value of $23.5 million and is convertible into shares of Healthaxis common stock at a conversion price of $2.625. The terms of the Preferred Stock provide that cumulative dividends be paid at the rate of 2% per year, payable semi-annually. In general, we may choose to pay the dividends either in cash or by issuing shares of common stock, although in some circumstances we are required to pay cash dividends. The terms of the Preferred Stock provide that in some situations the holders of the Preferred Stock can force Healthaxis to redeem, or buy back, their shares. This redemption may adversely affect Healthaxis, because it may not have the cash necessary to effect the redemption or because cash that could have been used to make investments in Healthaxis’ business will instead be paid to the holders of our Preferred Stock. While we believe that, currently, there is no cause for redemption, the situations in which Healthaxis can be required to redeem shares of Preferred Stock involve situations where specific events or transactions are effected by Healthaxis without, generally, the affirmative vote or consent of the holders of at least 60% of the then outstanding Preferred Stock, or Healthaxis is found to have made an incorrect representation or warranty in the Certificate of Designation or other documents executed in connection with the issuance of the Preferred Stock. We believe that the occurrence of the situations where Healthaxis can be required to redeem shares of Preferred Stock is within our control. The Preferred Stock also contains, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the Preferred Stock plus all accrued but unpaid dividends. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in connection with some matters.

Lease and Other Commitments

     Healthaxis also has certain capital and operating lease commitments over the next five years. These leases are primarily for office space and data processing equipment. Healthaxis has no other significant cash commitments other than those required by the normal day-to-day operations of the business. Some of Healthaxis’ applications will require modification in order to achieve or maintain compliance with HIPAA. We do not anticipate these expenditures to be significant, and expect to be able to pass through some of the costs to clients.

Other Liquidity Matters

     On August 19, 2003, Healthaxis will hold a special meeting of its shareholders to consider and vote upon an amendment to the Healthaxis articles of incorporation that would permit the board of directors, at its discretion, to effect a reverse stock split of our common stock at a ratio of not less than 1 for 5 and not more than 1 for 15. The implementation of a reverse stock split is also subject to the affirmative vote or consent of the holders of at least 60% of the Series A Convertible Preferred Stock. In consideration of the affirmative vote of the holders of the requisite percentage of Series A Preferred Stock, we have agreed to pay a consent fee of 1 % of the Series A Preferred Stock’s liquidation value. This payment will become due upon approval of the reverse stock split by the common shareholders.

     We have had limited discussions with UICI, our largest shareholder, regarding the possibility of repurchasing all or a portion of the shares of Healthaxis common stock held by UICI. No agreements or understandings have been reached with UICI as to definitive terms, and we have not entered into any letters of intent or written documents reflecting any such terms. While we may continue discussions with UICI, there can be no assurance that any agreements or understandings will be reached. We may use cash for a portion of any potential purchase of these shares. We may also enter into a note payable for a portion of this potential transaction. Any such note could have a significant impact on our future cash flows. Inasmuch as the repurchase of any shares of common stock would require the prior consent of the holders of at least 60% of the Series A Convertible Preferred Stock, we have also had some discussions with our largest preferred shareholder regarding the terms under which they would be willing to provide such a consent. They have indicated that their consent would require that we make one or more concessions to the holders of the Series A Convertible Preferred Stock, which could include cash payments. No agreements or understandings have been reached with the preferred shareholders as to definitive terms, and we have not entered into any letters of intent or written documents reflecting any such terms. While we may continue discussions with the preferred shareholders, there can be no assurance that any agreements or understandings will be reached. In the event that an agreement with either party is reached, our cash balances could be negatively affected.

Recently Adopted Accounting Pronouncements

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification will be reclassified to conform with the provisions of SFAS 145. The provisions of this statement related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement effective January 1, 2003, and anticipates the reclassification of extraordinary gains reported in prior periods to be included in the gain or loss from operations.

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

     On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a significant impact on the financial position or results of operations of the Company.

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

     Healthaxis’ cash equivalents and other investment instruments are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income. These instruments are not entered into for trading purposes. Management does not expect the Company’s interest income or expense to be significantly affected by a sudden change in market interest rates.

Item 4. Controls and Procedures

     As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the applicable provisions of rules promulgated under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

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

               Not applicable

Item 3. Defaults Upon Senior Securities.

               Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

               Healthaxis held an Annual Meeting of Shareholders on May 15, 2003, at which time the shareholders voted to elect eight directors to serve until the next Annual Meeting of Shareholders, or until their successors are duly elected, and to ratify the selection of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003. The following table summarizes the votes received in connection with these two proposals.

			Shares
	Shares	Percentage	Voted	Shares	Broker
Proposal	Voted For	Voted For	Against	Abstained	Non-Votes

#1 Election of Directors:
Michael Ashker	46,464,175	99.5%	251,766	—	—
Kevin R. Brown	46,663,943	99.9%	51,998	—	—
James J. Byrne	46,664,243	99.9%	51,698	—	—
John W. Coyle	46,664,243	99.9%	51,698	—	—
Thomas L. Cunningham	46,654,243	99.9%	61,698	—	—
Adam J. Gutstein	46,637,527	99.8%	78,414	—	—
Kevin F. Hickey	46,664,243	99.9%	51,698	—	—
James W. McLane	46,663,243	99.9%	52,698	—	—

# 2 Ratification of Ernst & Young LLP	46,658,466	99.9%	39,513	—	—

Item 5. Other Information.

               The Company will hold a special meeting of its common shareholders at 10:00 a.m., Central Daylight Time, on August 19, 2003, to consider and vote upon an amendment to the Company’s articles of incorporation authorizing the Board of Directors to effect a reverse stock split of the Company’s common stock at a ratio of not less than 1 for 5 and not more than 1 for 15. For more information, please review the Company’s definitive proxy statement filed with the Securities Exchange Commission on July 25, 2003.

               The Company has been granted a hearing before a Nasdaq Listing Qualifications Panel on August 21, 2003 regarding the continued listing of the Company’s common stock on the Nasdaq SmallCap Market.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on May 9, 2003, in which it disclosed, under Item 9, a press release dated May 9, 2003 announcing the first quarter 2003 financial results.

The Company filed a Current Report on Form 8-K on May 20, 2003, in which it disclosed, under Item 5, the resignation of Kevin R. Brown from the Healthaxis Inc. Board of Directors.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: August 12, 2003	By: /s/ James W. McLane

James W. McLane, Chairman, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ John M. Carradine

John M. Carradine, Chief Financial Officer (Principal Financial Officer) and Treasurer

Exhibit Index

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.