Form 10-Q
period 2003-09-30
HEALTHAXIS INC
filed 2003-11-13
CIK 768892

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended. . . . . . . . . . . . . . . . .September 30, 2003

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

Yes [  ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,767,592 shares of common stock, par value $.10, outstanding as of November 7, 2003.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Cash and cash equivalents	$8,350	$11,380
Accounts receivable, net of allowance for doubtful accounts of $40 and $195, respectively	3,349	3,346
Prepaid expenses and other current assets	762	648
Costs in excess of billings on contracts in progress	897	309
Notes receivable	86	214

Total current assets	13,444	15,897
Property, equipment and software, less accumulated depreciation and amortization of $11,982 and $11,174, respectively	1,293	1,462
Contract start-up costs, less accumulated amortization of $1,251 and $834, respectively	801	1,149
Capitalized software, less accumulated amortization of $1,984 and $1,383, respectively	1,203	1,502
Customer base, less accumulated amortization of $2,869 and $2,112, respectively	1,345	2,102
Goodwill	11,276	11,276
Notes receivable	72	134
Other assets	65	135

Total assets	$29,499	$33,657

Liabilities and Stockholders’ Equity
Accounts payable	$1,950	$1,438
Accrued liabilities	662	847
Note payable, current portion	523	—
Deferred revenues	1,215	1,713

Total current liabilities	4,350	3,998
Note payable	2,877	—
Post retirement and employment liabilities	945	966
Other liabilities	1,320	1,085

Total liabilities	9,492	6,049
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A cumulative convertible, issued and outstanding 22,076 and 23,500 shares, respectively, (liquidation preference $22,076 and $23,500, respectively)	5,899	6,280
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 2,767,592 and 5,364,530 shares, respectively	277	536
Additional paid-in capital	441,560	445,421
Accumulated deficit	(427,729)	(424,629)

Total stockholders’ equity	20,007	27,608

Total liabilities and stockholders’ equity	$29,499	$33,657

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$5,352	$4,850	$16,066	$14,730
Expenses:
Costs of revenue	4,797	4,926	14,869	16,373
Sales and marketing	224	617	762	1,626
General and administrative	804	1,142	2,550	2,745
Research and development	—	78	30	318
Amortization of intangibles	324	323	972	976

Total expenses	6,149	7,086	19,183	22,038

Loss from operations	(797)	(2,236)	(3,117)	(7,308)
Gain on extinguishment of debt	—	16,388	—	16,388
Interest income and other income (expense)	22	68	74	25
Interest expense	(19)	(76)	(57)	(439)

Income (loss) from continuing operations	(794)	14,144	(3,100)	8,666
Gain from discontinued operations	—	34	—	850
Loss on disposal of discontinued operations	—	—	—	(3,564)

Gain (loss) on discontinued operations	—	34	—	(2,714)

Net income (loss) before cumulative effect of accounting change	(794)	14,178	(3,100)	5,952
Cumulative effect of accounting change	—	—	—	(6,674)

Net income (loss)	(794)	14,178	(3,100)	(722)
Dividends on convertible preferred stock	(354)	(79)	(586)	(79)

Net income (loss) available to common shareholders	$(1,148)	$14,099	$(3,686)	$(801)

Income (loss) per share of common stock – Basic
Continuing operations	$(0.22)	$2.62	$(0.69)	$1.60
Discontinued operations	—	0.01	—	(0.51)
Cumulative effect of accounting change	—	—	—	(1.24)

Net income (loss)	$(0.22)	$2.63	$(0.69)	$(0.15)

Income (loss) per share of common stock - Diluted
Continuing operations	$(0.22)	$2.34	$(0.69)	$1.55
Discontinued operations	—	0.01	—	(0.47)
Cumulative effect of accounting change	—	—	—	(1.15)

Net income (loss)	$(0.22)	$2.35	$(0.69)	$(0.07)

Weighted average common shares and equivalents used in computing loss per share
Basic	5,325,794	5,365,812	5,350,373	5,359,230
Diluted	5,325,794	6,062,381	5,350,373	5,796,674

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Cash flows from operating activities
Net loss	$(3,100)	$(722)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of discontinued operations	—	3,564
Cumulative effect of accounting change	—	6,674
Depreciation and amortization	2,626	3,677
Amortization of unearned compensation	—	103
Bad debt reserve	51	71
Loss on disposal of fixed assets	8	15
Gain on settlement of severance obligation	—	(1,345)
Gain on extinguishment of debt	—	(16,388)
Stock option compensation	26	298
Impairment charges	—	942
Stock issued in lieu of severance	—	355
Payment of interest with common stock	—	549
Interest on convertible debt	—	57
Change in:
Accounts receivable	(54)	2,567
Prepaid expenses and other current assets	(189)	(353)
Costs in excess of billings	(588)	—
Other assets	70	12
Accounts payable and accrued liabilities	446	(939)
Deferred revenues	(498)	(529)
Other liabilities	214	(25)

Net cash used in operating activities	(988)	(1,417)

Cash flows from investing activities
Collection of notes receivable	149	352
Capitalized software and contract start-up costs	(371)	(1,374)
Purchases of property, equipment and software	(623)	(216)
Other	8	—

Net cash used in investing activities	(837)	(1,238)

Cash flows from financing activities
Costs of issuing convertible preferred stock	—	(212)
Payments on convertible debentures	—	(4,000)
Payment to UICI for stock and warrants	(500)	—
Payment of preferred stock dividends	(705)	—
Termination of UICI contract	—	6,359
Payments on capital leases	—	(8)

Net cash (used in) provided by financing activities	(1,205)	2,139

Decrease in cash and cash equivalents	(3,030)	(516)
Cash and cash equivalents, beginning of period	11,380	13,149

Cash and cash equivalents, end of period	$8,350	$12,633

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2003

Note A – Description of business and basis of presentation

Unaudited Financial Information

     The unaudited condensed consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

General

     Healthaxis is a technology and business process services firm committed to providing innovative and configurable applications solutions and web-based connectivity for health benefit distribution and administration. These solutions, which are comprised of software products and related services, are designed to assist health insurance payers, government agencies, third party administrators and health and welfare plans in providing enhanced services to members, employees, employers and providers through the application of Healthaxis’ flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider (“ASP”) basis. These technology solutions are complimented by Healthaxis’ Business Process Outsourcing (“BPO”) services, including mailroom, scan, data capture, and claims adjudication services. These services are offered to its technology clients and on a stand-alone basis.

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

Earnings Per Share

     Basic loss per share is computed only on the weighted average number of common shares outstanding during the respective periods. Diluted loss per share is computed to show the dilutive effect, if any, of convertible debentures, convertible preferred stock, stock options and warrants. The dilutive effect of stock options and warrants is calculated using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the stock options, warrants and shares issuable upon conversion of the Company’s convertible preferred stock in the computation of diluted earnings per share would be anti-dilutive for the three and nine months ended September 30, 2003. Accordingly, these items have not been included in the computation for those periods. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for income from continuing operations for the three and the nine months ended September 30, 2002:

	For the Three Months Ended
	September 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands except for per share data)
Basic EPS
Income from continuing operations, as reported	$14,144
Less: preferred stock dividends	(79)

Income from continuing operations available to common shareholders	14,065	5,365,812	$2.62

Effect of Dilutive Securities
Stock options	—	28
Convertible debentures	47	102,959
Convertible preferred stock	79	593,582

Diluted EPS
Income from continuing operations	$14,191	6,062,381	$2.34

	For the Nine Months Ended
	September 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands except for per share data)
Basic EPS
Income from continuing operations, as reported	$8,666
Less: preferred stock dividends	(79)

Income from continuing operations available to common shareholders	8,587	5,359,230	$1.60

Effect of Dilutive Securities
Stock options	—	127
Convertible debentures	319	237,282
Convertible preferred stock	79	200,035

Diluted EPS
Income from continuing operations	$8,985	5,796,674	$1.55

Stock-Based Compensation

     The Company selected an accounting policy that requires only the excess of the market value of its common stock over the exercise price of options granted to be recorded as compensation expense (intrinsic method). Pro forma information regarding net loss is required as if the Company had accounted for its employee stock options under the fair value method. Pro forma net loss applicable to the option granted is not likely to be representative of the effects on reported net loss for future years. The fair value for these options is estimated at the date of grant using a Black-Scholes option pricing model. Stock compensation determined under the intrinsic method is recognized over the vesting period using the straight-line method.

     Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date of grants in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(In thousands except for per share data)
Net income (loss), as reported	$(794)	$14,178	$(3,100)	$(722)
Stock based compensation expense recorded under the intrinsic value method	8	76	26	298
Pro forma stock based compensation expense computed under the fair value method	(407)	(780)	(1,243)	(2,338)

Pro forma net income (loss)	$(1,193)	$13,474	$(4,317)	$(2,762)

Income (loss) per share of common stock
Basic - as reported	$(0.22)	$2.63	$(0.69)	$(0.15)

Basic – pro forma	$(0.29)	$2.50	$(0.92)	$(0.53)

Diluted - as reported	$(0.22)	$2.35	$(0.69)	$(0.07)

Diluted - pro forma	$(0.29)	$2.23	$(0.92)	$(0.42)

Note B – Recently Adopted Accounting Pronouncements

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification will be reclassified to conform with the provisions of SFAS 145. The provisions of this statement related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement effective January 1, 2003. As a result, the gains on extinguishments of debt that were previously reported in prior periods as extraordinary items have been reclassified as gains from continuing operations.

     On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had a significant impact on the financial position or results of operations of the Company.

Note C – Reverse Stock Split

     On August 19, 2003, the Board of Directors authorized a 1-for-10 reverse stock split of the Company’s $.10 par value common stock. As a result of the reverse split, the number of shares outstanding on that date was reduced from 53,528,557 to 5,353,361, and the par value of common stock was decreased $4.8 million. To gain the required approval of this transaction from the Series A Preferred shareholders, the Company paid a one-time consent fee equal to 1 percent, or $235,000, of the then outstanding Series A Preferred stock liquidation value. The payment has been included in dividends on preferred stock.

     All references in the accompanying financial statements to the number of common shares and per-share amounts for prior periods have been restated to reflect the reverse stock split.

Note D – Repurchase of Securities Held by UICI and Repricing of Series A Convertible Preferred Stock

     On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48.3 percent of the Company’s outstanding common stock; 1,424 shares of Series A Convertible Preferred Stock, or 6.1 percent of the outstanding preferred stock; and warrants to purchase 22,239 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note, which is due over three years and bears interest at 6%. The promissory note will be paid through deductions from the monthly invoices for BPO services provided by the Company to the Mega Life & Health Insurance Company (“Mega”), a UICI subsidiary. The amount of the monthly payment will be equal to the greater of one half of the Mega invoice amount for BPO services or $65,000. A balloon principal payment is due at the maturity of the note if the note has not been paid through the monthly payments.

     To gain the required approval of this transaction from the Series A Preferred shareholders, the Company agreed to reduce the conversion price of the remaining preferred shares from $26.25 to $15.50. The repurchase of the preferred shares held by UICI reduced the total liquidation value of the outstanding Series A Preferred stock from $23.5 million to $22.1 million.

Note E – Significant Customer Concentrations

     For the three months and the nine months ended September 30, 2003, four customers (including UICI) accounted for $2.9 million (55%) and $8.8 million (55%), respectively, of the Company’s total revenues. At September 30, 2003, one customer accounted for $1.0 million of the Company’s accounts receivable.

Note F – Contracts in Progress

     The Company uses contract accounting for certain contracts where significant software modification is performed or where services are performed that are essential to the functionality of the delivered software. Generally, contracts that include significant software modification are accounted for using the percentage of completion method with progress measured based on the cost-to-cost method. If the ultimate achievement of customer billing milestones is not reasonably assured, revenue recognition is discontinued until those payment milestones have been achieved. The assumptions used for recording revenue are adjusted in the period of change to reflect revisions. Contracts with significant customer acceptance provisions are recognized using the completed contract method upon achieving customer acceptance of the completed project. During the nine months ended September 30, 2003, the Company had one contract in progress under each method.

     The Company has accounted for activities under the State of Washington Health Care Authority contract on the percentage of completion method. Due to the uncertainty of the profit margin to be achieved from the contract, the Company previously recognized revenue only to the extent costs were incurred under a zero margin approach. During the third quarter of 2003, the estimated project completion date was extended from March 2004 to June 2004. In addition, significant additional resources were applied to the project. As a result, the estimated total cost to complete the project increased significantly. The Company now estimates that a loss of $129,000 will be incurred on the contract. The entire amount of the estimated loss was recorded in the quarter ended September 30, 2003 as a component of costs of revenue, and future revenue from the project will be recognized as payment milestones are achieved. Costs associated with the project are deferred and recognized in connection with the recognition of revenue. No revenue or costs, other than the estimated loss, related to this contract were recognized during the three months ended September 30, 2003.

As of September 30, 2003, costs, earnings and billings to date on the contract are as follows:

(In thousands)
Contract costs recognized to date	$2,079
Estimated loss under the contract	(129)

Revenues recognized to date	1,950
Costs deferred to date	120
Less billings to date	(1,109)
Less loss reserve as of September 30, 2003	(64)

Net costs in excess of billings on contract in progress	$897

     The Company has accounted for activities under a contract with Affiliated Computer Services (“ACS”) for the State of Georgia Department of Community Health under the completed contract method. In September 2003, the Company was notified by ACS that the portion of the prime contract that the Company was working on had been cancelled. Accordingly, the prime contractor requested that the Company stop work on this contract. Based on these events, management determined that its work under the contract was complete. Previously deferred revenues and costs totaling $550,000 and $567,000, respectively, were recognized during the third quarter of 2003. The Company continues to work with ACS to determine the final amount owed to the Company for the work performed according to the terms of the contract. Any contingent amounts received by Healthaxis as a result of this negotiation will be recorded as revenue in the period that the amount becomes known.

Note G – Other Liabilities

     Other liabilities totaled $1.3 million and $1.1 million at September 30, 2003 and December 31, 2002, respectively and consist of contingent tax liabilities. In June 2003, the Company received a tax refund in the amount of $324,000 that was recorded as a liability pending final resolution of the matter.

Note H – Related Party Transactions

     The Company conducts business with UICI. Prior to September 30, 2003, UICI owned a significant portion of the Company’s outstanding common stock, and also owned preferred stock and warrants. See Note D for a discussion of the repurchase of Healthaxis securities from UICI. The Company previously provided services to a number of UICI subsidiaries and affiliates pursuant to the UICI Information Technology Services Agreement. In June 2002, the Company and UICI terminated this agreement. Revenues from UICI related to these discontinued operations totaled $134,000, and $8.2 million, for the three months and the nine months ended September 30, 2002, respectively (See Note J). Notwithstanding the termination of this agreement and the repurchase of Healthaxis securities from UICI, the Company continues to provide products and services to UICI. For the three months ended September 30, 2003 and 2002, UICI and its subsidiaries and affiliates accounted for $487,000 (9%) and $456,000 (9%), respectively, of the Company’s revenues from continuing operations. For the nine months ended September 30, 2003 and 2002, UICI and its subsidiaries and affiliates accounted for $1.4 million (9%), and $1.7 million (12%), respectively, of the Company’s revenues from continuing operations.

Note I – Cumulative Effect of Accounting Change

     Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002), annually thereafter and upon the occurrence of any event that indicates potential impairments. In the second quarter of 2002, the Company completed a transitional goodwill impairment test. This test resulted in an impairment charge totaling $6.7 million. The impairment charge is shown as a cumulative effect of an accounting change as of January 1, 2002.

Note J – Discontinued Operations

     On June 11, 2002, the Company entered into an agreement with UICI terminating the amended Information Technology Services Agreement (the “Agreement”) between the two parties. The Agreement was originally entered into on January 3, 2000 in conjunction with the merger of Healthaxis.com, Inc and Insurdata Incorporated. Under the terms of the termination agreement, UICI made a one-time cash payment to Healthaxis in the amount of $6.5 million and tendered 500,000 shares of Healthaxis common stock back to the Company. In return, approximately 165 Healthaxis employees that were previously dedicated to providing services to UICI under the Agreement were transferred to and became employees of UICI on June 15, 2002. Due to the related party nature of the transaction, the Company recorded the net proceeds, $6.4 million, as a contribution of capital from a significant shareholder. A loss on disposal of discontinued operations in the amount of $3.6 million was recorded as a result of the termination. The loss consisted of impairment charges for goodwill and customer base totaling $484,000 and $3.1 million, respectively. The impairment charges result from a write off of the entire amount of goodwill and customer base attributable to the Agreement.

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

The operating results of the discontinued UICI Outsourcing segment for the three and the nine months ended September 30, 2002 are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2002	2002

	(In thousands)
Revenue	$134	$8,212
Cost of revenue	100	6,814
Amortization of intangibles	—	548

Total expenses	100	7,362

Net income	$34	$850

Note K – Gain on Extinguishment of Debt

     On July 31, 2002, Healthaxis completed a transaction in which the holders of its $27.5 million 2% convertible debentures exchanged their debentures for 23,500 shares of Series A Convertible Preferred Stock and a cash payment of $4.0 million. The Company recorded a gain on extinguishment of debt totaling $16.4 million related to the transaction for the difference between the carrying value of the convertible debentures and the estimated fair value of the cash and preferred stock exchanged.

Note L – Segment Reporting

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

The Company’s financial results by business segment are as follows:

	Technology	BPO	Corporate	Consolidated
	& Operations	Services	Overhead	Total

	(In thousands)
Three Months Ended September 30, 2003
Revenue	$4,203	$1,149	$—	$5,352
EBITDA As Defined	867	181	(1,007)	41
Depreciation and amortization	414	75	341	830
Operating income (loss)	454	106	(1,357)	(797)
Three Months Ended September 30, 2002
Revenue	$3,861	$989	$—	$4,850
EBITDA As Defined	561	(68)	(1,671)	(1,178)
Depreciation and amortization	430	187	354	971
Operating income (loss)	131	(255)	(2,112)	(2,236)
Nine Months Ended September 30, 2003
Revenue	$12,494	$3,572	$—	$16,066
EBITDA As Defined	2,278	496	(3,239)	(465)
Depreciation and amortization	1,311	286	1,029	2,626
Operating income (loss)	968	210	(4,295)	(3,117)
Nine Months Ended September 30, 2002
Revenue	$11,619	$3,111	$—	$14,730
EBITDA As Defined	1,255	(321)	(5,342)	(4,408)
Depreciation and amortization	1,475	583	1,071	3,129
Operating income (loss)	(936)	(904)	(5,468)	(7,308)

A reconciliation of EBITDA As Defined to the most directly comparable GAAP financial measure, Operating loss, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(In thousands)
EBITDA As Defined	$41	$(1,178)	$(465)	$(4,408)
Depreciation and amortization	(830)	(971)	(2,626)	(3,129)
Stock based compensation and amortization	(8)	(87)	(26)	(401)
Severance expense	—	—	—	1,345
Restructuring and impairment charges	—	—	—	(715)

Operating loss	$(797)	$(2,236)	$(3,117)	$(7,308)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning the Company’s financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Business–Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2002. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on forward-looking statements.

Overview

     Healthaxis is a technology and business process services firm committed to providing innovative and configurable web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which are comprised of software products and related services, are designed to assist health insurance payers, government agencies, third party administrators (“TPA”) and health and welfare plans in providing enhanced services to members, employees, employers and providers through the application of Healthaxis’ flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider (“ASP”) basis. These technology solutions are complimented by Healthaxis’ Business Process Outsourcing (“BPO”) services, including mailroom, scan, data capture, and claims adjudication services. These services are offered to its technology clients and on a stand-alone basis. Healthaxis believes that its solutions enable a client to improve their productivity and reduce their administrative costs, enhance their customer service, grow their revenues and improve their profitability.

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

     Significant Projects. We have two significant contracts for software license and systems implementation. One contract is with the State of Washington Health Care Authority (“Health Care Authority”). We have been working on this project since mid 2002. We are the prime contractor in this arrangement and we utilize the services of a development partner to perform a significant part of the work. The contract is a fixed fee arrangement for software licensing and implementation. Our financial obligations to our development partner are also based on a fixed fee arrangement and do not vary, no matter the amount of resources they expend to complete their contracted work.

This project was originally targeted by the Health Care Authority for completion in June 2003. Due to delays, we believe that revenue recognition on the contract will now continue into 2004, and we estimate that the project will be completed in June 2004. Completion by that date is subject to the adherence to a detailed plan. If any party (Healthaxis, our development partner, or the Health Care Authority) fails to meet its obligations under the plan, then that date could be extended. It is also possible that the Health Care Authority, or its governmental oversight committee, could elect to terminate the project. As a result, to support the Health Care Authority’s efforts and those of our development partner, during the third quarter we made a significant change in our approach to staffing and managing this project. At this time, we believe the Health Care Authority intends to finish the implementation.

Revenues from the Health Care Authority contract are recognized under the percentage of completion method of contract accounting. We have previously limited revenue recognition to the amount of cost incurred. Prior to the third quarter we had recognized no profit or loss on the contract. In the third quarter of 2003, we decided to apply significant additional resources to the project to support the Health Care Authority’s own efforts and those of our development partner and to raise the likelihood of a successful implementation in June 2004. Therefore, our estimate of the total cost to complete the project increased significantly in this period. We now estimate that we will incur a loss of approximately $129,000 through the currently scheduled completion date. We accrued this loss in the third quarter of 2003. In addition, progress to completion and revenue under the contract will only be recognized as payment milestones are achieved. No revenue related to this contract was recognized during the third quarter of 2003. As of September 30, 2003, revenues totaling $1.95 million have been recognized under the contract, and $631,000 remained to be recognized.

Billing under the contract is contingent upon the achievement of certain milestones and approval by the Health Care Authority. Because some of the milestones have not been met and therefore we have not been able to bill, we have recorded unbilled receivables (classified as “costs in excess of billings”) totaling $897,000 at September 30, 2003. These amounts will be billed and reclassified as accounts receivable based on the achievement of contractual milestones. The most significant milestones are the commencement of user acceptance testing and first productive use of the system. If Healthaxis or our development partner fails to achieve the milestones in the contract, then the Health Care Authority could terminate the contract and we would be unable to bill these amounts. At this time, based on the progress we are making, we believe that such an outcome is unlikely. However, if such an event occurred, the Company’s financial exposure is currently limited because payment of accrued expenses to our development partner are contingent on payment collections from the Health Care Authority.

Even though we are now estimating a loss on this contract, it is still an important project for us. It still achieves many of the strategic objectives that initially made the development of this system attractive to us. This system could potentially replace an existing software system we use for the benefit of some of our existing customers. It could also provide the basis for future product service offerings to other state governmental agencies and a broader benefits administration market. However, to meet the specifications for these opportunities, we would have to make additional development investment to meet the particular needs of those markets. We have not made a decision to invest our resources in this manner and may not.

Our contract with Affiliated Computer Services (“ACS”) on the State of Georgia Department of Community Health (“State of Georgia”) project became substantially complete in September 2003. We accounted for this project under the completed contract method. During the third quarter of 2003, we recognized revenue and costs totaling $550,000 and $567,000, respectively related to this contract. In the third quarter of 2003 we were notified that the State of Georgia had cancelled the portion of the ACS contract that we were working on. ACS asked us to stop our work and we did. Accordingly, we concluded that our work under the contract was completed, and, under contract accounting, we booked all previously deferred revenue and costs in the third quarter. We are working with ACS to determine the final amount we are owed for the work we performed according to the terms of our subcontract with them. We currently expect to report the results in the fourth quarter. We do not believe the State of Georgia’s decision was based on any dissatisfaction with our performance under the contract. Rather, all indications are that the State of Georgia felt it needed to focus its limited resources in other areas at this time.

     November 2002 Cost Reduction Initiative. On November 12, 2002, we began a cost reduction initiative designed to more closely align expenses with revenues and to enhance the Company’s operating performance. The cost reduction initiative consisted of both a reduction in the Company’s labor force and an across-the-board reduction in salary levels, and planned reductions in certain operating and overhead expenses. The reduction in labor force was effective in mid-November and the reduction in salary levels was effective January 1, 2003.

     Allowance for Doubtful Accounts. During the third quarter of 2003, we wrote-off no accounts receivable balances. At September 30, 2003, our allowance for doubtful accounts totaled $40,000. We believe that this reserve is adequate to ensure that accounts receivable are fairly stated. At September 30, 2003, one customer accounted for $1.0 million of our accounts receivable. This customer is current according to the terms of our contract with them and is not considered a past due account.

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Technology & Operations

	Three Months Ended
	September 30,
	2003	2002	Change

	(In thousands)
Revenues	$4,203	$3,861	$342
Cost of revenues	3,754	3,682	72

Gross profit	$449	$179	$270

% of revenue	11%	5%

Revenue

Third quarter 2003 Technology & Operations revenue increased 9% or approximately $342,000 from the third quarter of 2002. This change is a combination of multiple factors. We have two state government related contracts. Revenue from the State of Washington Health Care Authority contract decreased $397,000 in this quarter compared to the same quarter last year. During the third quarter of 2003, the projected completion date was extended from March 2004 to June 2004. In connection with this event, we began to recognize revenue only to the extent that customer payment milestones were achieved. During the third quarter of 2003, no milestones were achieved under this contract. During the third quarter of 2003, we were notified that the State of Georgia had cancelled the portion of the ACS contract that we were working on. ACS asked us to stop our work, and we did. Accordingly, we concluded that our work under the contract was substantially complete and recognized all previously deferred revenue in the quarter under the completed contract method. This provided a revenue increase totaling $550,000.

One of our claims system customers stopped using our system earlier in 2003, resulting in a comparative decrease in revenue totaling $245,000. However, that decline was offset by the addition of a new customer who produced revenues of $274,000. Revenue for the third quarter of 2003 also includes other new revenue from two existing customers. That revenue increase amounted to $295,000 and was related to their usage of our print and distribution services. Prior to 2003, we did not perform print and distribution services for these customers.

Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, and other related consumables.

Cost of revenues as a percentage of Technology & Operations revenue, decreased from 95% in the third quarter of 2002 period to 89% in the third quarter of 2003. The improvement resulted from a reduction in personnel costs, offset by less capitalization for new software development or contract startup and increased costs attributable to print and distribution outsourcing. In November 2002, we reduced cost through personnel reductions. In addition, company-wide salary reductions went into effect on January 1, 2003. Accordingly, personnel expenses were $822,000 lower in the third quarter of 2003 compared to the third quarter of 2002. The effects of this reduction in personnel costs was partially offset by the fact that some employees were reassigned to expensable projects from capitalizable development projects. The effect of this action totaled $291,000 in the quarter.

During the fourth quarter of 2002, we began outsourcing some of our print and distribution activities to a third party. This increased cost of revenues in the third quarter of 2003 by approximately $661,000. However, these additional costs are generally in lieu of costs previously associated with in-house employees and other operating expenses.

Gross profit improved primarily as a result of the significant reduction of personnel costs. The reduction of these fixed costs did not have a negative impact on revenue and caused gross profit to increase. However, personnel costs were replaced with outsourcing costs associated with new, lower-margin revenue that served to offset some of the improvement in profit as a percentage of revenue.

BPO Services (formerly known as Imaging Services Group)

	Three Months Ended
	September 30,
	2003	2002	Change

	(In thousands)
Revenue	$1,149	$989	$160
Cost of revenue	1,043	1,244	(201)

Gross profit	$106	$(255)	$361

% of revenue	9%	(26%)

Revenue

BPO Services revenues increased approximately 16% from the third quarter of 2002. The increase largely resulted from the addition of a new service offering to an existing customer. Revenue from the new services totaled $146,000 in the third quarter of 2003.

Cost of revenues

Cost of revenues, both absolutely and as a percentage of revenue, in the third quarter of 2003 improved from the third quarter of 2002. The positive change resulted both from lower depreciation and amortization expense, lower personnel costs in the BPO technical services group and better productivity in our production centers in Utah and Jamaica. A sharp reduction in capital expenditures during 2001 and 2002 caused a decrease in depreciation and amortization expense totaling $106,000 compared to the third quarter of 2002. As part of the November 2002 staff reduction, the technical support group was reduced from a headcount of twelve to eight persons. Across-the-board salary reductions also went into effect on January 1, 2003. Personnel cost reductions in the BPO technical services group accounted for $48,000 of the cost decrease from the third quarter of 2002. Finally, variable labor costs increased only $57,000 on a revenue increase of $160,000 as result of improved production center efficiencies.

     Sales and marketing expenses consist primarily of employee salaries and related benefits, travel, and promotional costs like direct mailing campaigns, trade shows and media advertising. Sales and marketing costs declined $393,000 compared to the third quarter of 2002. Five of our nine sales and marketing personnel were terminated in November 2002. The headcount reduction, combined with the 2003 salary reductions, accounts for a decrease in personnel costs totaling $224,000. Other cost reductions generally associated with the smaller sales team amounted to approximately $60,000 in the third quarter of 2003 compared to the third quarter of 2002.

     General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, and expenditures for applicable overhead costs. Compared to the third quarter of 2002, these costs decreased by $338,000. The most significant change resulted from the November 2002 staff reductions, and the 2003 salary reductions. These reductions account for $130,000 in lower personnel costs. Professional fees declined $90,000 from the third quarter of 2002 primarily as a result of lower accounting fees. The issuance of preferred stock and the termination of the UICI Information Technology Services Agreement in the third quarter of 2002 caused accounting fees to be higher than usual in 2002.

     Research and development expenses are primarily the salary and related benefits of personnel engaged directly in the development of new products and the enhancement of existing products, prior to the establishment of technological feasibility. These activities were reduced in 2003 compared to last year because of a greater emphasis on completing existing development products and the maintenance of existing customer accounts.

     Amortization of intangibles includes the amortization of developed software and customer base acquired in the January 2001 Healthaxis merger. The amount is essentially unchanged from the third quarter of 2002.

     Gain on extinguishment of debt in the third quarter of 2002 totaling $16,388,000 relates to the July 2002 transaction whereby Healthaxis issued 23,500 shares of Series A Convertible Preferred Stock and paid $4 million in exchange for its existing convertible debentures having a face value of $27,500,000.

     Interest and other income, net decreased $46,000 largely as a result of lower notes receivable balances in the third quarter of 2003 compared to the third quarter of 2002.

     Interest expense decreased as a result of the exchange of our convertible debentures for Series A Convertible Preferred Stock on July 31, 2002.

     Discontinued operations relates to the disposed UICI Outsourcing business unit. These operations were discontinued in connection with the June 2002 termination of the UICI Information Technology Services Agreement.

Nine months ended September 30, 2003 compared to Nine months ended September 30, 2002

Technology & Operations

	Nine Months Ended
	September 30,
	2003	2002	Change

	(In thousands)
Revenues	$12,494	$11,619	$875
Cost of revenues	11,507	12,358	(851)

Gross profit	$987	$(739)	$1,726

% of revenue	8%	(6)%

Revenues

Technology & Operations revenue for the nine months ended September 30, 2003 increased 8% from the nine months ended September 30, 2002. This change is a combination of multiple factors. We have two state government related contracts. Revenue from the State of Washington Health Care Authority contract increased $608,000 during the nine months ended September 30, 2003 compared to the same period last year. Work on this project started in June 2002. During the third quarter of 2003, we completed work under the State of Georgia contract, accounted for under the completed contract method. This contract provided a revenue increase totaling $550,000. Revenue for the nine months ended September 30, 2002 included $420,000 related to the recognition of the final portion of the UICI web technology perpetual license fee, which did not recur in the 2003 period.

One of our claims system customers stopped using our system in early 2003 having made a decision in 2001 to combine its claims operations. This decision resulted in a comparative decrease in revenue totaling $1,021,000 from 2002. However, that decline was offset by the addition of a new claims customer who produced revenues of $764,000. Revenue from Digital Insurance continued to decline as a result of their decreased dependence on Healthaxis professional services. Revenue from Digital Insurance decreased by $403,000 in the nine months ended September 30, 2003 compared to the same period last year.

Revenue for the nine months ended September 30, 2003 includes new revenue from two existing customers in the amount of $959,000 related to print and distribution services. Prior to 2003, we did not perform print and distribution services for these customers. This added revenue is the direct result of our outsourcing of these services to a third party beginning in the fourth quarter of 2002.

Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, and other related consumables.

Cost of revenues as a percentage of Technology & Operations revenue decreased from 106% for the nine months ended September 30, 2002, to 92% for the nine months ended September 30, 2003. The improvement resulted from a reduction in personnel costs, offset by less capitalization for new software development or contract start-up and increased costs attributable to print and distribution outsourcing. In November 2002, we reduced costs through personnel reductions. In addition, company-wide salary reductions went into effect on January 1, 2003. Accordingly, personnel expenses decreased $2.7 million compared to the nine months ended September 30, 2002. The effects of this reduction on operations was partially offset by the fact that some employees were re-assigned to expensable projects from capitalizable development projects. The effect of this action was to decrease the expense savings by $808,000 compared to the nine months ended September 30, 2002.

During the fourth quarter of 2002, we began outsourcing our print and distribution capabilities to a third party. This increased costs of revenues for the nine months ended September 30, 2003 by approximately $1.6 million. These additional costs are generally in lieu of costs previously associated with in-house employees and other operating expenses. Technology and telecommunication costs decreased by $277,000 and $106,000, respectively, during the 2003 period due largely to the outsourcing of print and distribution functions.

Other principal factors affecting costs of revenues for Technology & Operations included non-recurring impairment charges related to software and equipment totaling $715,000 in the nine month period ended September 30, 2002. In addition, the nine months ended September 30, 2003 includes increased subcontractor fees in the amount of $787,000 related to the large amount of outsourced work related to our two government contracts. Stock based compensation costs also decreased by $151,000 during the nine months ended September 30, 2003 compared to the same period in 2002 due to the run-out of vesting periods for stock options exchanged in the 2001 Healthaxis upstream merger.

Our November 2002 staff reductions were necessitated, in part, by the fact that gross profit for the nine months ended September 30, 2002 was negative. Since most of the costs of revenue in Technology & Operations relates to fixed personnel costs, the reduction of these costs did not have a direct impact on revenue. This reduction of personnel costs is the largest item affecting the improved gross margin for the nine months ended September 30, 2003. This improvement, as a percentage of revenue, was partially offset by outsourcing costs associated with new, lower-margin revenue.

BPO Services (formerly known as Imaging Services Group)

	Nine Months Ended
	September 30,
	2003	2002	Change

	(In thousands)
Revenue	$3,572	$3,111	$461
Cost of revenue	3,362	4,015	(653)

Gross profit	$210	$(904)	$1,114

% of revenue	6%	(29%)

Revenue

BPO services revenues are up 15% from 2002. In January 2003, we added additional work from an existing customer, which accounted for $425,000 of the increase.

Cost of revenue

The cost of BPO Services revenue decreased, both absolutely and as a percentage of revenue, in the nine months ended September 30, 2003 compared to the same period in 2002. The positive change resulted from lower depreciation and amortization expense, lower personnel costs in the BPO technical services group, and better productivity in our production centers in Utah and Jamaica. A sharp reduction in capital expenditures during 2001 and 2002 caused a decrease in depreciation and amortization expense totaling $287,000. As part of the November 2002 staff reduction, the technical support group was reduced from a headcount of twelve to eight persons. Across-the-board salary reductions also went into effect on January 1, 2003. Personnel cost reductions from the BPO technical services group accounted for $196,000 of the cost decrease from the 2002 period.

     Sales and marketing expenses. Five of our nine sales and marketing employees were terminated in November 2002. This reduction, combined with the January 2003 salary reductions, accounted for a decrease in costs totaling $550,000 in the nine months ended September 30, 2003, compared with the same period in 2002. Travel costs related to sales and marketing in the 2003 period decreased $111,000 compared to 2002.

     General and administrative expenses. The nine months ended September 30, 2002, included a reduction in expense related to the settlement of Al Clemens’ severance liability in the amount of $1.3 million. Excluding this one-time benefit, general and administrative expenses for the nine months ended September 30, 2003, decreased $1.5 million from the comparable period in 2002. The November 2002 staff reductions, combined with the January 2003 salary reductions, accounts for $563,000 of the cost decrease from the 2002 period. Professional fees decreased $465,000 compared to the first nine months of 2002. Non-cash stock based compensation expense decreased $150,000 due to the gradual decrease of expense resulting from the remeasurement of stock options at the time of the 2001 Healthaxis merger.

     Research and development expenses. We have significantly reduced our research and development activities in 2003 compared to last year because of a greater emphasis on completing existing development products, and the maintenance of existing customer accounts.

     Amortization of intangibles. This amount is essentially unchanged from 2002.

     Gain on extinguishment of debt in the 2002 period totaling $16,388,000 relates to the July 2002 transaction whereby Healthaxis issued 23,500 shares of Series A Convertible Preferred Stock and paid $4 million in exchange for its existing convertible debentures having a face value of $27,500,000.

     Interest and other income, net for the nine months ended September 30, 2002, includes a non-recurring write down of our investment in Digital Insurance in the amount of $227,000. Interest income was lower in the nine months ended September 30, 2003 as a result of lower notes receivable balances in 2003.

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

     Cumulative effect of accounting change was recorded as a result of our adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”. No such charge was recorded in 2003.

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

Analysis of Cash Flows

     Cash used in operating activities for the nine months ended September 30, 2003 was $988,000 as compared to cash used in operations totaling $1,417,000 for the same period in 2002. Our 2002 cash flows from operations includes cash flows from both continuing and discontinued operations. During the first nine months of 2002, cash flows from the discontinued UICI Outsourcing business unit was approximately $3.6 million. Excluding the cash flow from this discontinued business unit, our cash burn from continuing operations for the nine months ended September 30, 2002 totaled $5 million. Our use of cash in 2003 was greatly improved as a result of the November 2002 Cost Reduction Initiative, combined with higher revenues in 2003.

     Cash used in investing activities for the nine months ended September 30, 2003 decreased $401,000 compared to the same period in 2002. A reduction in capitalized developed software and contract start-up accounts for a decrease of $1,003,000 between the periods. Most of the Healthaxis software products are in a mature stage of production and sale. This is a change from prior years in which significant development costs were incurred in an effort to get new products to market. The amount of internal software development costs capitalized during the third quarter of 2003 relate almost entirely to upgrades and enhancements to the Insur-Claim software product. These upgrades and enhancements add new functionality to our existing claim system that is necessary to keep up with changing market and customer demands. Purchases of property, equipment and software also increased $407,000 for the nine months ended September 30, 2003 compared to the same period in 2002. This use of cash was caused by our investment in storage area network equipment in 2003.

     Cash used in financing activities for the nine months ended September 30, 2003 was $1,205,000 and relates to the required semi-annual payment of dividends on the Series A Convertible Preferred Stock made in January and July 2003 totaling $470,000, the one-time consent fee paid to the preferred stockholders of $235,000 (See Note C to our Condensed Consolidated Financial Statements), and a $500,000 payment to UICI for the repurchase of equity securities (See Note D to our Condensed Consolidated Financial Statements). Cash provided by financing activities for the nine months ended September 30, 2002, includes a payment from UICI related to the termination of the UICI Information Technology Services Agreement in the amount of $6.4 million, net of transaction costs.

Preferred Stock

     The Series A Convertible Preferred Stock (“Preferred Stock”) has a stated value of $22.1 million and is convertible into shares of Healthaxis common stock at a conversion price of $15.50. The terms of the Preferred Stock provide that cumulative dividends be paid at the rate of 2% per year, payable semi-annually. In general, we may choose to pay the dividends either in cash or by issuing shares of common stock, although in some circumstances we are required to pay cash dividends. The terms of the Preferred Stock provide that in some situations the holders of the Preferred Stock can force Healthaxis to buy back their shares. We believe that the occurrence of the situations where Healthaxis can be required to buy back shares of Preferred Stock is within our control. This event might adversely affect Healthaxis, because it may not have the cash necessary to effect the buy back or because cash that could have been used to make investments in Healthaxis’ business will instead be paid to the holders of our Preferred Stock. While we believe that, currently, there is no cause for a forced buy back, the situations in which Healthaxis can be required to buy back shares of Preferred Stock involve situations where specific events or transactions are effected by Healthaxis without, generally, the affirmative vote or consent of the holders of at least 60% of the then outstanding Preferred Stock, or Healthaxis is found to have made an incorrect representation or warranty in the Certificate of Designation or other documents executed in connection with the issuance of the Preferred Stock. The Preferred Stock also contains, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the Preferred Stock plus all accrued but unpaid dividends. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in connection with some matters.

Lease and Other Commitments

     Healthaxis also has certain capital and operating lease commitments over the next five years. These leases are primarily for office space and data processing equipment. Healthaxis has no other significant cash commitments other than those required by the normal day-to-day operations of the business.

Recently Adopted Accounting Pronouncements

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification will be reclassified to conform with the provisions of SFAS 145. The provisions of this statement related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement effective January 1, 2003. As a result, the gains on extinguishments of debt that were previously reported in prior periods as extraordinary items have been reclassified as gains from continuing operations.

     On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had a significant impact on the financial position or results of operations of the Company.

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

Item 4. Controls and Procedures

     As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the applicable provisions of rules promulgated under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

          The Company is involved in litigation arising in the ordinary course of its business. Management is of the opinion that no currently pending litigation will have a material adverse effect on the Company’s results of operations or financial position.

Item 2. Changes in Securities and Use of Proceeds.

          As further described in Note D to the Company’s Condensed Consolidated Financial Statements, the conversion price at which the shares of the Company’s Series A Convertible Preferred Stock are convertible into shares of common stock has been reduced from $26.25 to $15.50.

Item 3. Defaults Upon Senior Securities.

          Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

          Healthaxis held a special meeting of the common shareholders on August 19, 2003, at which time the common shareholders voted to amend the Company’s articles of incorporation to authorize the Board of Directors to effect a reverse stock split of the Company’s common stock at a ratio of not less than 1 for 5 and not more than 1 for 15. The following table summarizes the votes received in connection with this proposal.

			Shares
	Shares	Percentage	Voted	Shares
Proposal	Voted For	Voted For	Against	Abstained

Authorization to amend articles of incorporation	44,982,081	98.1%	812,757	44,509

Item 5. Other Information.

          None

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits:

(3.1)	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 19, 2003.

(3.2)	Articles of Amendment to the Company’s Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc., filed herewith.

(4.1)	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K filed on August 19, 2003.

(4.2)	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation (see Exhibit 3.1 hereto).

(4.3)	Articles of Amendment to the Company’s Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. (see Exhibit 3.2 hereto).

(10.1)	Purchase Agreement, dated as of September 30, 2003 between the Company and UICI, filed herewith.

(10.2)	Promissory Note, made by the Company, payable to UICI, filed herewith.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(b)	Reports on Form 8-K:

The Company furnished a Current Report on Form 8-K on July 30, 2003, in which it disclosed, under Item 9, a press release dated July 29, 2003 announcing the second quarter 2003 financial results.

The Company filed a Current Report on Form 8-K on August 19, 2003, in which it disclosed, under Item 5, the approval by the common shareholders of a proposal authorizing the Company’s Board of Directors to effect a reverse stock split at a ratio of not less than 1-for-5 and not more than 1-for-15.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: November 13, 2003	By: /s/ James W. McLane

James W. McLane, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

By: /s/ John M. Carradine

John M. Carradine, Chief Financial Officer (Principal
Financial Officer) and Treasurer

Exhibit Index

(3.1)	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 19, 2003.

(3.2)	Articles of Amendment to the Company’s Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc., filed herewith.

(4.1)	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K filed on August 19, 2003.

(4.2)	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation (see Exhibit 3.1 hereto).

(4.3)	Articles of Amendment to the Company’s Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. (see Exhibit 3.2 hereto).

(10.1)	Purchase Agreement, dated as of September 30, 2003 between the Company and UICI, filed herewith.

(10.2)	Promissory Note, made by the Company, payable to UICI, filed herewith.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.