Form 10-K
period 2003-12-31
HEALTHAXIS INC
filed 2004-03-30
CIK 768892

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___.

Commission File Number 0-13591

HEALTHAXIS INC.

(Exact name of Registrant as specified in its charter)
5215 N. O’Connor Blvd.

Pennsylvania	800 Central Tower Irving, Texas 75039	23-2214195

(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices including zip code)	(I.R.S. Employer Identification Number)

(972) 443-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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
     YES ☒ NO ☐

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
     YES ☐ NO ☒

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,177,770 computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Shares of the Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2004, the Registrant had 2,768,291 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

Item 1. Business

General

     Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers and third party administrators (“TPA”) provide enhanced services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ Business Process Outsourcing (“BPO”) services, which are offered to the Company’s technology clients and on a stand-alone basis. BPO solutions include mailroom services and the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication.

     Healthaxis uses its deep domain expertise in health insurance operations to surround the payment of a health insurance claim, to customize services to meet the specific needs of its customers and to produce value for those customers by tapping unrealized potential in the customers’ operations to achieve the best results.

     Healthaxis’ proprietary applications address the specific processing needs of the administration segment of the healthcare insurance industry in an efficient and cost-effective manner. Healthaxis, through its state-of-the-art applications, provides real-time interaction with plan documents, enrollments and applications, as well as access to personalized eligibility and claims data. These Internet-enabled business applications enhance the transaction process and streamline the flow of information among the many systems employed by various constituents within the healthcare insurance industry.

     Payer solutions are offered through readily configurable products, such as Insur-Claims, Insur-Admin, WebAxis Self-Service, WebAxis-Enroll, Retail Distribution and Imaging and Data Capture Services. All of Healthaxis’ products are supported by professional services offered on a consulting basis. Healthaxis is staffed by experienced health insurance and technology professionals who understand the health benefit payer world. The team combines over 1,150 years of health insurance industry experience with a technical team exclusively focused on the unique needs of its constituent users.

     Healthaxis draws upon this deep domain expertise and continually evolving technology applications to provide services and software solutions that enable its customers to:

•	Pay claims faster, more accurately and at a lower cost

•	Reduce their internal administrative expenses

•	Improve their customer service, and

•	Provide competitive advantage and thereby accelerate their revenue growth.

     Healthaxis Inc. (the “Company” or “Healthaxis”) is a Pennsylvania corporation, which was organized in 1982. Healthaxis’ common stock trades on the NASDAQ SmallCap Market under the symbol “HAXS.” The operations of Healthaxis are conducted through its subsidiary, Healthaxis, Ltd.. Unless otherwise indicated, or the context otherwise requires, all references in this document to the “Company,” “Healthaxis,” “we,” “our” or “us” include Healthaxis Inc. and all of its subsidiaries. Healthaxis maintains a website at www.healthaxis.com. The Healthaxis Code of Conduct can be found on the Healthaxis website. Information found on the Healthaxis website is not a part of this report.

Health Insurance Industry

     Healthcare plan administration involves all types of healthcare providers, payers, managed care organizations, third party administrators, reinsurance carriers, preferred provider organizations, medical and dental claim review staffs, employers, and patients.. Unlike other types of insurance, healthcare insurance administration frequently results in extensive interaction between the patient, the provider, the insurance carrier and the employer. Each of these participants must be able to share, process, and access data in order to perform their respective roles in the healthcare system. The complexity and fragmentation within the healthcare industry complicates this task.

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

     Healthaxis focuses on the payer side of this industry. Its target markets include commercial health insurance carriers, self-insured and self-administered employers, and TPAs. Dramatically increasing costs and market demands for more effective product designs are forcing payers to look outside of their own organizations for solutions. Management believes that IT outsourcing trends are continuing to grow, particularly around front-end paper claims and EDI processing. Additionally, organizations are pushing for an increased ability to process claims without human intervention (auto-adjudication), which is increasing payers’ willingness to consider Application Service Provider claims solutions and other business process solutions that are more cost effective than traditional solutions.

     In the past few years there has been an increased demand for robust Web functionality, particularly among purchasers (employers and brokers), many of whom have stated that interactive Web transactions and information will be a future requirement of doing business with healthcare payers. Consumers and providers also continue to expect these solutions to be available from healthcare payers. The Web is no longer a differentiator, but a business “must have” to sustain a competitive market position. Management believes that Healthaxis’ web connectivity products and solutions are well positioned to support its customers in conjunction with the other solutions offered by Healthaxis.

     A research note published by Gartner Inc. has indicated a trend toward the use of ASPs by healthcare payer organizations. An ASP is an entity that delivers application functionality and associated services across a network to multiple clients, usually on a subscription or per-user per-month basis. This model enables the client to control the business process and application while eliminating its need to purchase, maintain and operate application software. The potential benefits of applications hosting – rapid software implementations, cost containment and access to “industrial-strength” applications by small to mid-size organizations – for information and transaction-intensive industries, such as healthcare, are considerable. The research note concludes that the IT outsourcing and ASP trend will continue to gain traction as payers remain challenged by skyrocketing costs, resource constraints and administrative inefficiencies. Management believes that Healthaxis is well positioned with its outsourcing and ASP model products and services to capitalize on these trends.

     Lastly, Gartner and other consulting firms have indicated that as organizations continue their competitive quest to provide better value to customers and stockholders, they are increasingly evaluating how to narrow their focus and to concentrate their attention on the activities that bring them the most value. They are beginning to outsource more functions that are less strategic. Healthaxis believes that it is positioning itself to perform more and more of these non-strategic functions for health benefit administrators. This is Healthaxis’ business.

Business Strategy

     Healthaxis’ mission is to draw upon its deep health insurance process domain expertise, its continually evolving technology applications, and it rigorous process control in its production centers to provide health benefit administrators with market leading, innovative and configurable web-based connectivity, benefits and claims applications solutions and business process outsourcing solutions. The Company focuses on solutions designed to enable its customers to:

•	Pay health insurance claims faster, more accurately and at a lower cost

•	Reduce their internal administrative expenses

•	Improve their customer service, and

•	Provide competitive advantage in their markets and thereby accelerate their revenue growth.

     Our vision is for Healthaxis to be recognized as an entrepreneurial, technology enhanced BPO services company noted for its domain expertise, service excellence, creative solutions, customer relationships, profitability, and growth, with commensurate public market valuation.

     Healthaxis’ strategy to achieve its mission and vision are:

• To retain and grow existing customers by becoming their “strategic partner” rather than simply their operational partner. The achievement of this objective requires us to more fully understand our customers’ strategic goals, to develop unique support plans around these goals and to continue to enhance our technology and services to match our customers’ priorities.

• To grow our claims and administration solutions and BPO services market penetration by creating new service offerings that meet market demands and by strengthening our marketing and sales capabilities and distribution channels.

• To broaden our capabilities and add scale by augmenting our on-shore and near-shore capabilities with lower cost off-shore capabilities that offer measured quality delivery results.

• To identify companies with complementary solutions and services that can provide attractive partnering arrangements or accretive acquisition and merger opportunities.

• To strengthen our capital structure.

• To achieve improved profitability by growing revenues, while managing costs diligently.

Products and Target Markets

The Company has three groupings of products and services, which it sells into the following defined target markets (See Note 16 to the Consolidated Financial Statements for a discussion of the Company’s business units):

Products / Solutions	Target Markets
	Third Party	Health Insurance
	Administrators	Payers
Benefit Administration and Claims
Processing Systems
Insur-Admin	X
Insur-Claims	X
Web Connectivity Products
WebAxis - Self-Service Applications
• Employee/member module	X	X
• Employer module	X	X
WebAxis-Broker	X	X
WebAxis-Enroll	X	X
BPO Services
• Mailroom	X	X
• Imaging	X	X
• Data capture	X	X
• Claims pre-adjudication	X	X

Benefit Administration and Claims Processing Systems

     Healthaxis provides web-enabled systems for the administration and processing of health insurance claims (e.g., medical, dental, defined contribution, vision, disability, health reimbursement accounts, health spending accounts and flexible spending accounts) on an application service provider basis. The target market is third party administrators. The Company utilizes a technology platform built around IBM-based hardware and software. The software and processing capabilities are hosted on Healthaxis’ site located in IBM managed facilities, with clients’ processing centers connected through a dedicated data-line network.

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

     The primary competitors for this suite of products include TriZetto (RIMS) (Facets), Computer Sciences Corporation (TXEN), QCSI, Eldorado, SPBA and LuminX. The Company believes that its products and services described below compare favorably with those of its competitors in both functionality and breadth.

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

     Insur-Claims. Insur-Claims is a comprehensive paperless claim processing system for employer as well as consumer driven plans, including health, dental, vision, short-term disability, long-term disability, executive reimbursement, health reimbursement and health spending accounts, and medical and dependent care flexible spending accounts. A rules-based approach, which includes un-bundling and re-bundling edits, allows Insur-Claims to be fully customized and allows the system to handle complex benefit structures and provider reimbursement arrangements. Through user-defined rules and batch processing, Insur-Claims can achieve auto-adjudication rates of up to 80% for medical claims and up to 90% for dental claims. The system has extensive preferred provider organization capabilities and can perform preferred provider organization re-pricing functions. Insur-Claims facilitates utilization management, including pre-certifications, referrals and authorizations. Insur-Claims accepts electronic data interchange or “EDI” transactions and provides for automated adjudication of those transactions. Insur-Claims is web-enabled and can provide claim status inquiry, including access to processed “explanation of benefits” for the employee. Insur-Claims is based on a paperless workflow, which begins with the imaging of all documents. These document images are tied to patients and claims and provide fast and efficient client service resolution. In addition to this functionality, a Healthcare Reimbursement Account (HRA) capability was developed by Healthaxis and implemented by customers in 2003.

     Client output from utilizing the licensed software described above is typically printed documents, such as benefit checks, letters or “explanation of benefits.” The client may elect to print, handle and mail such documents. However, in most cases, these tasks are performed by Healthaxis or its designated partner, such as Advanced Business Fulfillment, as an additional billable service.

Web Connectivity Products

     Healthaxis provides HIPAA compliant web-enabled platforms and solutions for the enrollment, sale, distribution and post-sale administration of insurance policies, including health, vision and dental insurance. Its target markets are health insurance carriers and third party administrators. A primary focus is bringing Web-based connectivity to legacy systems in a “bolt-on” fashion. Management believes that healthcare payers do not want to replace legacy systems and are seeking outsourced, e-business connectivity solutions. Due to the nature of the offerings and to the inherent differences in the back-end processing systems being served, solutions provided by Healthaxis are configurable and allow for a high degree of customization. Solutions may be hosted by Healthaxis or by the client.

     The primary competitors for this suite of products include in-house solutions, TriZetto (Healthweb), Verilet, HealthTrio, Connecture, and eBenX.

     The products and services provided in this suite of products are:

     WebAxis-Employee/Member and Employer Self-Service. This solution allows plan members/employees and employers to have direct access to administrative and claims information via a secure interface. Through an inquiry process, members/employees have access to coverage, demographics, eligibility, claims status, explanations of benefits, provider directories, plan new hire/change forms, and the ability to track their deductible and flexible spending accounts. WebAxis Self- Service provides employer groups with the same functionality that is provided to their employees, such as eligibility and claims status inquiry, plan documents and directories, plan change forms, and more.

     WebAxis-Broker. The Broker solution is a highly customizable distribution solution for online quoting and proposal management for small group products. This e-enabled solution permits brokers and agents to more effectively interact with their potential customers, as well as benefit from increased efficiency when working with the carrier. This product supports an expanded broker distribution base, increased consumer-direct sales, higher closing ratios, increased retention rates and opportunities to cross sell ancillary products, reduced turnaround/fulfillment timeframes, and a reduction in paper usage (handling, printing, and postage). The Broker solution is highly scalable and easily customized to fit a company’s existing “look & feel” to match their unique brand image

     WebAxis-Enroll. Healthaxis’ enrollment solutions provide a 24/7, web-based, self-service environment for members/employees and enrollment administrators alike. These solutions are capable of supporting a wide range of benefit plans, including medical, dental, life, vision, medical and dependent care flexible spending accounts, and accident and disability. Other enrollment information can also be captured and managed including individual and dependent demographic information, other insurance, primary care physician and dental facilities, and beneficiaries.

     Enrollment features also include online plan information and summary plan documents, online help, email capability to enrollment administrator, secure confirmation notifications, bulletin board of web links and supporting documents controlled by the enrollment administrator, secure access, and administration monitoring and reporting.

Business Process Outsourcing Services

     Healthaxis performs imaging and data capture outsourcing services to convert paper transactions in the form of healthcare claims into electronic transactions. The resulting data is downloaded to the client’s internal claims adjudication database or, for those clients utilizing Healthaxis’ claim processing solutions, to Healthaxis’ data center for adjudication and payment. Healthaxis performs claims pre-adjudication services utilizing rules-based software logic to scrub data prior to submission to a back-end adjudication system. As a complement to imaging and data capture services, the Company also provides mailroom services whereby it receives and sorts incoming healthcare claim forms prior to imaging. The target markets are health insurance carriers and third party administrators. Its primary competitors in this area are Affiliated Computer Services, Dakota, Future Vision and GTESS.

     These services utilize a combination of advanced technology, including its own recently designed optical character recognition (OCR) system, and underlying platforms from Captiva, Kodak, and Insur-Image (Healthaxis’ proprietary data capture software). The Company operates these services in favorable labor markets in rural Utah and in Jamaica to efficiently capture and convert large volumes of claims. Healthaxis offers this service to its clients on a per-claim or per-image basis. This service complements all other Healthaxis products and services. In addition, it provides a good entry point with new carrier clients as it usually provides immediate cost savings to the client.

Sales and Marketing

     The Company has developed relationships within the healthcare insurance industry as a result of its delivery of effective solutions to health insurance benefit clients for over 20 years. The Company’s sales and marketing staff generates sales leads through a variety of means designed to identify the most promising prospects. Once a prospect is identified, the Company makes a site visit to qualify the prospect and determine its specific needs. Once specific needs are identified, live demonstrations of the Company’s solutions are scheduled and specific return on investment calculations are performed. The team also responds to formal requests for proposals in situations where the prospect is bidding the work with multiple vendors.

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

     The Company has assembled a sales team with personnel having specific industry knowledge, reputation and relationships to take advantage of the Company’s opportunities within each market segment. At the end of 2003, Healthaxis was engaged in identifying and hiring additional sales personnel and has recently made additional investments in the sales team with the addition of two experienced and proven sales personnel.

Competition

     Healthaxis believes it has an advantage over its competitors by offering a broader solution to the health insurance payer and third party administrator markets. The Company offers flexibility, customization, broad and deep industry expertise, and the technology systems and services needed to process claims efficiently. Additionally, Healthaxis’ focus and expertise within the payer-side of the healthcare industry is an advantage when competing against companies who service multiple industries or multiple facets of the healthcare industry.

     Healthaxis’ principal competitive factors are the breadth and quality of system and product offerings, features and functionality, service and support, processing capacity, the ability to successfully develop and deploy product improvements, and the deep domain knowledge of its staff. The principal competitive factors for Healthaxis’ BPO services are price, quality and service level commitments.

Healthaxis’ major competitors by product are as follows:

•	Benefit administration and claims processing systems – TriZetto (RIMS) (Facets), Computer Science Corporation (TXEN), QCSI, Eldorado, SPBA, and LuminX.

•	Web connectivity products – Payer In-house Solutions, TriZetto (Healthweb), Verilet, HealthTrio, Connecture, and eBenX.

•	BPO services – Affiliated Computer Services, Dakota, Future Vision and GTESS

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

     The above hardware and infrastructure reside in an IBM data center, to which Healthaxis has outsourced its data center functions. IBM provides fully redundant routing and switching hardware delivered to Healthaxis on redundant (dual) Internet connections utilizing two Internet service providers.

     Data Center Core Processing Environment. Healthaxis has connectivity to several customers via dedicated data lines. The Company’s computer operations reside in a fully redundant, IBM/Equinix data center in Dallas, Texas. The facility houses the following processing equipment and systems:

•	8 IBM RS6000 processors running on UNIX / AIX operating systems

•	50+ Compaq servers running on Windows 2000 operating systems

•	IBM 1.7 terra-byte FastT storage area network (SAN)

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

     HIPAA. Pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Department of Health and Human Services has issued a series of extensive regulations setting forth security, privacy and electronic transaction standards for all health plans, healthcare providers and clearinghouses to follow with respect to identifiable protected health information. HIPAA legislation and rule-making has had a significant impact on applications solutions and technology companies servicing the healthcare industry. HIPAA seeks to advance the improvement and efficiency of health care administrative and financial issues affecting the health care industry by standardizing the electronic exchange of health care administrative and financial data and additionally mandating the protection, security, and privacy of transmitted and stored patient protected health information. Healthaxis is affected by HIPAA as a business associate of various clients who are covered entities under HIPAA. As a business associate, Healthaxis is contractually obligated to ensure the protection and privacy of protected health information, which it transmits and stores. Certain states also impose obligations on business associates to be compliant with the HIPAA privacy rules. In addition, since Healthaxis customers must comply with HIPPA, Healthaxis products and services must contain features and functions that allow our customers to achieve such compliance. HIPAA compliance on the electronic transactions and code set standards was required no later than by October 2003. HIPAA compliance on the privacy standards had to be achieved by April 2003 (except for small health plans, for which compliance must be met by April 2004), and compliance with the security standards by April 2005. Healthaxis believes that it is in compliance with all applicable HIPAA requirements.

     Healthaxis has maintained a state of readiness to deal with implementation of HIPAA rules, regulations, policies and procedures. Among other things, Healthaxis has developed a HIPAA Compliance Implementation Strategy Project Plan and has designated a Privacy Officer. Healthaxis is carrying out this plan and believes that its systems and operations are fully compliant.

Employees

     As of December 31, 2003, the Company had 237 employees, including 96 full-time professional employees, most of whom are based in Irving, Texas, and 141 data capture employees whom are located in Utah and Jamaica. The number of data capture employees varies with business volume. None of Healthaxis’ employees is represented by a labor union or collective bargaining agreement. The Company considers its employee relations to be good.

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

     As of December 31, 2003, we had an accumulated deficit of approximately $428.9 million, including charges related to our May 2001 restructuring of $279.6 million. The largest of these charges, a $277.2 million goodwill impairment charge, was due to our belief that previous growth expectations, anticipated during the period of rapid .com expansion, could not be met for several reasons, including: (1) a change in our strategic focus away from providing .com solutions; (2) a lack of readily available investment capital to fund previously anticipated growth; (3) the fragmented and volatile nature of the sector in which we operate; (4) the degradation in value of similar types of companies; and (5) our belief that spending by health insurance companies would decline as a result of the economic slowdown in 2001.

     Our recent history of operating losses makes it difficult to evaluate our future prospects and to know when, if ever, we will become profitable. Furthermore, you should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven, competitive and rapidly evolving markets. While our restructuring plan implemented in May 2001, and our cost reduction initiative in November 2002, brought costs more in line with our revenue base, there can be no assurances that our cash resources will prove adequate, or that we will ever become profitable. These uncertainties negatively affect our business prospects and our stock price.

A small number of clients account for a substantial portion of our business, and the loss of any one of them could have an adverse impact on our business and financial condition.

     The business of a limited number of our clients represents a significant component of our continuing operations. For the year ended December 31, 2003, our three largest customers (American Administrative Group, NCAS Inc., and HealthSCOPE Benefits) accounted for an aggregate of 46% of revenues. We are dependent to a significant degree on our ability to maintain our existing relationships with our clients. There can be no assurance that we will be successful in maintaining our existing client relationships, or that we will be successful in securing new clients.

Some of our client contracts contain a fixed-price component, and because we sometimes incur costs in excess of our projections, we could experience decreased operating margins or increased operating losses.

     Some of our client contracts contain a fixed-price component, and some of these contracts are long-term. Our client contracts typically involve a lengthy implementation period, which makes it more difficult to accurately estimate the costs that we will incur to complete the contract. We sometimes incur costs in excess of our projections and as a result experience lower margins than expected or may incur losses with respect to a specific project. The nature of our fixed-price arrangements can result in decreased operating margins or increased operating losses, and could materially and adversely affect our business, financial condition and results of operations.

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

     Our future success depends, in significant part, upon the continued services of our executive officers and key personnel. The loss of services of one or more of our executive officers or key employees could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to retain our executive officers or key personnel. We do not have employment agreements with our executive officers or key personnel, although we do have standard severance procedures and have entered into change of control agreements with our most senior executive officers. These agreements will operate like an employment agreement in the event of a “change of control” of Healthaxis.

Our reliance on third party vendors could place us at risk for increased expenses, failure to meet our contractual obligations and/or lost clients.

     We rely in part upon third party vendors for the delivery of some of our products and services to our clients. We have alternatives in each case, but the alternatives could be expensive and time consuming to implement. If any of these vendors ceased providing the product or service on which we rely, our business could be interrupted until such time as we are able to replace the product or service and integrate it with our own product and service offering. Such interruptions could be in violation of our service level commitments to our customers. The key third party vendors on which we rely include:

• Advanced Business Fulfillment – which prints and mails the majority of output from our claims system, namely beneficiary checks, explanation of benefits and letters.

• Gentran – which supplies software that supports our ability to receive and transmit transactions and files electronically.

• IBM – which provides our data center facilities as well as critical hardware and operating system components used by our systems.

• Ingenix – which provides usual and customary databases that are integrated with our Insur-Claims system and used by our customers for determining the reasonableness of a healthcare provider’s fees, as well as certain clinical logic used by our customers in the processing of health insurance claims.

• Satyam – which supplies custom software development and programming personnel, principally in India, in support of our systems development and integration contracts.

• MCI, Netlojix and AT&T – which provide telecommunication lines and Internet gateways through which we connect to our clients.

If we are unable to protect our proprietary technology, our competitors could use our proprietary technology to compete against us, which could negatively impact our revenues and otherwise result in our engaging in costly litigation.

     Our success depends to some extent on our ability to protect the proprietary and confidential aspects of our solutions and the tradenames associated with them. Our solutions are not patented, and existing copyright laws offer only limited practical protection. The legal protections afforded to us, or the precautions we take, may be inadequate to prevent misappropriation of our technology or the tradenames associated with our solutions. Any infringement or misappropriation of our proprietary solutions or the related tradenames could have the effect of allowing competitors to use our proprietary information to compete against us, or result in costly litigation in order to protect our rights. In addition, these limited protections do not prevent independent third-party development of functionally equivalent or superior technologies, products, or services.

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

     We conduct imaging and data capture operations related to the conversion of insurance claims information to electronic form in Jamaica through an indirect subsidiary. For the year ended December 31, 2003, we earned 12% of our total revenues from our Jamaican operations. There is less government regulation in Jamaica than in the United States, and there may be more difficulty in enforcing Jamaican legal rights. Additionally, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability, labor difficulties, or diplomatic developments that could affect our Jamaican operations and assets. While these factors have not to date had a material adverse impact on our business, if an adverse event occurred, it could materially disrupt our business operations, jeopardizing our ability to meet our contractual obligations and likely leading to higher expenses.

     The proximity of our Jamaican operation to the ocean-front could expose our facility to damage from a tropical storm. While we maintain insurance coverage on the facility, we could experience downtime and could incur additional expenses related to relocation or repair of the facility, should this occur.

     Currently, our Jamaican subsidiary is able to take advantage of the Jamaican labor market, which provides competent and inexpensive labor. As of December 31, 2003, our Jamaican subsidiary had approximately 111 employees. If the risks or problems posed by conducting operations in Jamaica require significant financial or managerial resources, or we are forced to relocate these operations on-shore, our costs to provide these services could increase.

Our current and prospective customers may become reluctant to allow us to perform processing services in our Jamaican facility, thereby forcing us to relocate these services on-shore, which could increase our costs.

     We conduct imaging and data capture operations related to the conversion of insurance claims information to electronic form in Jamaica through an indirect subsidiary. There is a growing debate regarding the offshore outsourcing of jobs that could be performed in the United States. Certain of our customers or prospective customers may become reluctant to allow their processing to be performed in our Jamaican facility. As a result, we could loose sales or be forced to relocate these operations on-shore, in which case our costs to provide these services could increase.

Acquisitions, which are part of our long-term business strategy, involve inherent risks that could compromise the success of our business and dilute the holdings of current stockholders.

     As part of our long-term business strategy, we may consider acquisitions of similar or complementary businesses. See “ – Business Strategy.” If we are not correct when we assess the value, strengths, weaknesses, liabilities and potential profitability of acquisition candidates, or if we are not successful in integrating the operations of the acquired businesses, the success of the combined business could be compromised. Any future acquisitions will be accompanied by the risks commonly associated with acquisitions. These risks include, among others, potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to the business of the combined company and potential diversion of management’s time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of the changes in management, potential future write-downs related to goodwill impairment in connection with acquisitions, and dilution to the stockholders of the combined company if the acquisition is made for stock of the combined company. In addition, asset classes, technologies or businesses of acquired companies may not be effectively assimilated into our business or have a positive effect on the combined company’s revenues or earnings. The combined company may also incur significant expense to complete acquisitions and to support the acquired asset classes and businesses. Further, any such acquisitions may be funded with cash, debt or equity, which could have the effect of diluting the holdings or limiting the rights of stockholders. Finally, we may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.

Our dispute with the State of Washington Health Care Authority exposes us to potential liability that could have a negative impact on our results of operations and cash position.

     We are currently in discussions with a customer, the State of Washington Health Care Authority (HCA), regarding our alleged breach of a contract and the terms under which the contract will be terminated. In the event these discussions are not successful, either we or HCA could invoke formal dispute resolution. We do not believe that we have breached the HCA contract and, in the event formal dispute resolution becomes necessary, we intend to vigorously defend ourselves and pursue all available claims against HCA. To the extent that we are found liable or otherwise reach a monetary settlement in this matter, our results of operations and cash position may be materially adversely affected in future periods. See Note 5 to Notes to Consolidated Financial Statements.

In order to achieve and maintain compliance with new regulations, such as the Sarbanes-Oxley Act of 2002 and the corporate governance rules of The Nasdaq Stock Market, we may need to expend financial and managerial resources that could increase our expenses and reduce the value of our common stock.

     Recent accounting and reporting improprieties by public companies have resulted in increased legislation and regulation. The most prominent legislation to date is the Sarbanes-Oxley Act of 2002, which, among other things, places additional requirements on companies for the creation, documentation, testing and reporting of internal controls and processes. We will expend additional financial and managerial resources in order to comply with this legislation as well as the corporate governance rules of the Nasdaq Stock Market.

Internet and Health Insurance Industry Related Risks

The substantial time required for us to convert a business opportunity into revenue depresses our potential near term growth rate.

     Like other companies in the health information technology industry and business process outsourcing industry, it takes us a substantial amount of time to bid for the business of a new client, win the business of a new client, and, finally, convert that business into revenue. These time lags mean that even if we are successful in winning new client business, we may not benefit from the revenues derived from that business for some time. This industry phenomenon may dampen our near-term potential growth rates.

When we provide web-based solutions we are exposed to potential Internet access problems, which could adversely affect some of our software hosting services and negatively impact our operating results.

     Some of our solutions rely on Internet access and are, therefore, subject to a number of risks, including risks associated with disruptions, delays or losses due to technical difficulties, natural causes, viruses or security breaches. These problems may adversely affect the success of some of our software hosting services because our ability to deliver these services to clients is dependent on the use of the Internet as a medium of effective communication. If we were to encounter these problems, we could lose revenues from clients or potential clients and could also incur additional costs, which would negatively impact our operating results.

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

If our software is not in compliance with HIPAA, then we could lose business; and if our internal operations are not HIPAA-compliant, then we could face possible liability claims.

     We believe that we have met the HIPAA requirements currently in effect that are applicable to our internal operations and our clients. However, if we are is unable to deliver applications solutions that achieve or maintain compliance with the applicable HIPAA rules in effect, or as they may be modified or implemented in the future, then clients may move business to applications solutions providers whose systems are, or will be, HIPAA-compliant. As a result, our business could suffer. If our internal operations are not HIPAA-compliant, then we may also face contractual or potential other liability to the extent our business associate and other obligations require compliance. Certain states may also impose direct liability in the form of civil penalties for our failure to be HIPAA-compliant. In the event that we lose business to competitors, or are required to pay amounts as a result of contractual or other liability claims, the market price of our common stock may decline.

The insolvency of our customers, or the inability of our customers to pay for our services, would adversely affect our revenues and, hence, our results of operations.

     Health insurance payer organizations are often required to maintain restricted cash reserves and satisfy strict balance sheet ratios promulgated by state regulatory agencies. If insurance payer organizations are unable to pay for our services because of their need to maintain cash reserves or failure to maintain balance sheet ratios or solvency, our ability to collect fees for services rendered would be impaired, and our results of operations could be adversely affected.

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

     During the past several years, the healthcare industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and some capital expenditures. In addition, proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may further increase government involvement in healthcare, lower reimbursement rates and otherwise adversely affect the healthcare industry, which could adversely impact our clients’ business which could, in turn, adversely affect our business. The impact of regulatory developments in the healthcare industry is followed closely by us and by our retained legal firm. However regulatory changes are complex and difficult to predict, and our business could be adversely affected by existing or new healthcare regulatory requirements or interpretations.

Capital Structure and Trading Market Risks

Our long-term debt service will reduce our future cash resources which could impact our operations and have a material adverse affect on the value of our common stock.

     In September 2003, we purchased all Healthaxis securities held by UICI including shares of common stock (which shares represented 48.3% of Healthaxis’ outstanding common stock), Series A Convertible Preferred Stock, and warrants to purchase common stock. The total purchase price of $3.9 million included $500,000 in cash and a $3.4 million promissory note, which is due over three years and bears interest at 6%. The cash required to service this debt over the next three years will reduce the amount of cash available for operations and may impact our operations and adversely affect the price of our common stock.

Our Preferred Stock has rights, including economic rights senior to our common stock, that could have a material adverse effect on the market value of our common stock.

     Our Preferred Stock has economic rights senior to our common stock. For example, the terms of the Preferred Stock provide that if we liquidate Healthaxis, the holders of the Preferred Stock will receive some assets of Healthaxis prior to, and in preference to, our common shareholders. More specifically, in the event of a liquidation, the holders of our Preferred Stock will receive an amount per share equal to the greater of the stated value of the Preferred Stock (currently, $22.1 million) plus all accrued but unpaid dividends, or their pro rata portion of the assets of Healthaxis. In part, this preference means that if we liquidate prior to the conversion of our Preferred Stock, and our total assets available for distribution are less than $22.1 million plus all accrued but unpaid dividends, then our common shareholders will receive nothing in the liquidation. This preference for the Preferred Stock may adversely affect the price of our common stock.

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

     The terms of the Preferred Stock provide that cumulative dividends be paid at the rate of 2% per year, payable semi-annually. In general, we may choose to pay the dividends either in cash or by issuing shares of common stock, although in some circumstances we are required to pay cash dividends. Our obligation to pay dividends is not dependent on our financial performance. If we pay cash dividends, our cash resources will be depleted, while if we pay stock dividends, our common shareholders will experience some dilution. Since the date of issuance of the Preferred Stock, all dividends have been paid in cash.

The terms of the Preferred Stock provide for the conversion of shares of Preferred Stock into common stock, and any adjustment in the initial conversion price would result in additional shares of common stock being issuable in the event of a conversion, which would dilute and could adversely affect the price of our common stock.

     The convertibility of the Preferred Stock into shares of our common stock, and the possibility that the conversion price could be adjusted downward in some limited situations, could dilute our common stock and could adversely affect the price of our common stock. The holders of the Preferred Stock may elect to convert their shares into shares of common stock at any time. Under some limited circumstances involving a substantial increase in the market price of our common stock, we have the right to require the conversion of all of the shares of Preferred Stock. The conversion price for the Preferred Stock is $15.50 per share, although this conversion price is subject to adjustments in some limited situations. If under some circumstances, we issue options or sell stock or stock equivalents at a price per share that is below the then-applicable conversion price of the Preferred Stock, then the conversion price of the Preferred Stock could be adjusted downward, with the result that the number of shares of common stock issuable for each share of Preferred Stock would increase. In addition, the conversion price of the Preferred Stock could be adjusted downward in the event that we declare or pay a dividend or distribute shares of common stock, whether in shares of common stock or in other property, or if we effect a stock split.

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

The terms of the Preferred Stock include redemption provisions that could be triggered if we fail to comply with these contractual terms. Redemption, at the stated value, could be affected in the event that any of these events occur without, generally, the affirmative vote or consent of the holders of at least 60% of the then outstanding Preferred Stock. In addition to obtaining the approval of the holders of the Preferred Stock with respect to a proposed sale or other disposition of Healthaxis, or of all or substantially all of its assets, we also are required to notify the holders of Preferred Stock in advance of our entry into any related letter of intent or similar written instrument. In deliberating and taking action to approve or disapprove such a transaction, the holders of Preferred Stock are required to exercise good faith. However, the right of the holders of Preferred Stock to vote against, and thereby block, a sale transaction involving Healthaxis could make Healthaxis less attractive to a third party and could prevent our common shareholders from realizing a premium over the then-prevailing market price for their shares in the event a sale transaction is proposed.

The sale of shares of our common stock in the public market, or the possibility of these sales, could lower our stock price.

A substantial number of shares of our common stock became eligible for sale in the public market with our registration statement effective December 13, 2002, related to the resale of the shares of our common stock underlying the Preferred Stock. We are required to keep such registration statement effective for up to two years from the date of effectiveness of such registration statement and, if under some circumstances, the shares of common stock offered thereby cannot be sold under such registration statement, then we are required to pay to the holders of Preferred Stock a registration delay payment penalty. In addition to the stock registration obligations that we owe to the holders of Preferred Stock, we also owe registration obligations to other securityholders. Additionally, as the trading volume of our common stock is relatively low, the selling of a significant number of shares is likely to have an adverse affect of our stock price.

Item 2. Properties

     Healthaxis’ headquarters is located in a leased facility in Irving, Texas, a suburb of the Dallas metropolitan area. The Company owns no real property and conducts its business through the following leased facilities:

Address	Square Feet	Lease Expiration
5215 North O’Connor Blvd, 800 Central Tower, Irving, TX	31,300	December 2005
670 East Main St, Castledale, UT	5,450	December 2007
1200 East Ephraim Canyon, Ephraim, UT	10,000	Month to month
1-3 Pimento Way, Montego Freeport, Montego Bay, Jamaica	6,500	November 2004

     The Utah and Jamaica facilities are utilized exclusively by the Company’s Business Processing Outsourcing Services business unit. The Company believes its existing facilities are suitable to conduct its present business. The Company believes that its leased facilities are well maintained and in good operating condition and are adequate for its present and anticipated levels of operation.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

     The listing of Healthaxis’ common stock was transferred from the NASDAQ National Market to the NASDAQ SmallCap Market on July 16, 2002, where it continues to trade under the symbol HAXS. The following table shows the range of quarterly high and low sale prices for Healthaxis common stock over the last two years, adjusted to reflect a 1-for-10 reverse stock split effected in August 2003.

	2003		2002
	High	Low	High	Low
First Quarter.	4.00	1.80	$12.50	$5.60
Second Quarter	5.40	1.70	10.50	4.20
Third Quarter.	5.70	2.46	6.00	3.00
Fourth Quarter	4.46	2.25	6.20	2.50

     On March 15, 2004, the closing price of Healthaxis common stock was $4.12. There were 160 shareholders of record as of March 15, 2004, although Healthaxis believes that the number of beneficial owners of its common stock is substantially greater.

Dividends

     Healthaxis did not pay a cash dividend on its common stock in 2003 or 2002 and does not anticipate paying cash dividends on its common stock for the foreseeable future. Any payment of cash dividends on its common stock in the future will be at the discretion of the board of directors and subject to some limitations under the Pennsylvania Business Corporation Law, the Certificate of Designation of our Preferred Stock, and will depend upon factors such as the Company’s earning levels, capital requirements, financial condition and other factors deemed relevant by the board of directors. Healthaxis did, however, pay semi-annual dividends on its Preferred Stock at the stated rate of 2% per year. The aggregate dividend payments on the Preferred Stock were $690,000 and $198,000 in years 2003 and 2002, respectively.

Item 6. Selected Financial Data.

     The following selected consolidated financial information has been derived from the consolidated financial statements of Healthaxis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated financial statements of Healthaxis have been audited by Ernst & Young LLP for 2003, 2002 and 2001, and by BDO Seidman, LLP for 2000 and 1999. Healthaxis’ financial results include those of its subsidiaries. All information has been restated to present as discontinued operations Healthaxis’ insurance operations (effective November 30, 1999), Healthaxis’ retail website operations (effective June 30, 2000) and Healthaxis’ UICI outsourcing operations under the Services Agreement (effective June 17, 2002).

	Years Ended December 31,
	2003	2002	2001	2000	1999
		(In thousands, except per share data)
Statement of Operations Data:
Revenue	$20,851	$19,816	$23,105	$21,444	$—

Expenses:
Cost of revenues	19,573	21,355	24,557	29,741	504
Sales and marketing	948	1,951	3,225	3,585	447
General and administrative	3298	3,745	13,492	12,380	7,457
Research and development	30	366	1,479	974	—
Restructuring and impairment charges	—	6,232	279,607	—	—
Loss on sale of building	—	—	2,498	—	—
Amortization of intangibles	1,296	1,300	12,471	37,280	765

Total expenses	25,145	34,949	337,329	83,960	9,173

Operating loss	(4,294)	(15,133)	(314,224)	(62,516)	(9,173)
Gain on extinguishments of debt	—	16,388	1,681	1,925	—
Interest expense and other income, net	30	(427)	(2,795)	(2,977)	(925)

Income (loss) before minority interest	(4,264)	828	(315,338)	(63,568)	(10,098)
Minority interest in loss of subsidiary	—	—	3,080	35,988	1,008

Income (loss) before provision for income taxes	(4,264)	828	(312,258)	(27,580)	(9,090)
Income tax provision	—	—	—	585	—

Income (loss) from continuing operations	(4,264)	828	(312,258)	(26,995)	(9,090)
Loss from sale of discontinued operations	—	(3,564)	—	(2,300)	(10,263)
Gain (loss) from discontinued operations	—	850	1,686	(5,721)	(27,178)

Loss before cumulative effect of accounting change	(4,264)	(1,886)	(310,572)	(35,016)	(46,531)
Cumulative effect of accounting change	—	(6,674)	—	—	—

Net loss	(4,264)	(8,560)	(310,572)	(35,016)	(46,531)
Dividends on preferred stock	(690)	(198)	—	—	(70)

Net loss applicable to common stock	$(4,954)	$(8,758)	$(310,572)	$(35,016)	$(46,601)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(1.05)	$.12	$(62.27)	$(20.64)	$(7.41)
Discontinued operations	—	(.51)	.34	(6.13)	(30.54)
Cumulative effect charge	—	(1.24)	—	—	—

Net loss	$(1.05)	$(1.63)	$(61.93)	$(26.77)	$(37.95)

Weighted average common shares and equivalents used in computing basic and diluted (loss) income per share	4,699	5,361	5,015	1,308	1,226

	As of December 31,
	2003	2002	2001	2000	1999
		(In thousands, except per share data)
Balance Sheet Data:
Cash	$7,887	$11,380	$13,149	$17,170	$58,069
Total assets	27,114	33,657	57,546	711,292	79,602
Notes payable (excluding current portion)	2,697	—	—	—	—
Convertible debenture	—	—	27,134	27,367	25,019
Preferred stock	5,899	6,280	—	—	—
Total stockholders’ equity	18,747	27,608	22,389	216,495	12,620

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

Overview

     Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers and third party administrators (“TPA”) provide enhanced services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ Business Process Outsourcing (“BPO”) services, which are offered to the Company’s technology clients and on a stand-alone basis. BPO solutions include the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication. Healthaxis uses its deep domain expertise in health insurance operations to surround the payment of a health insurance claim, to customize services to meet the specific needs of its customers and to produce value for those customers by tapping unrealized potential in the customers’ operations to achieve the best results.

     The Company’s operating losses have been reduced significantly during the past three years. Ignoring restructuring and impairment charges taken in 2002 and 2001, the Company’s operating losses were $4.3 million, $8.9 million and $34.6 million for the years ending December 31, 2003, 2002 and 2001 respectively. The improved results have come largely from cost reduction initiatives. Management believes that these reductions have been achieved without negatively impacting the customer base or quality of services. The Company is encumbered with certain costs of being a public company, which cause its overhead structure to be higher than that normally associated with a company its size. The Company’s combined sales and marketing expenses and general and administrative expenses as a percent of revenue were 20%, 29% and 72% during 2003, 2002 and 2001 respectively. While the Company dramatically reduced these expenses during these periods, management believes the fixed costs of remaining a public company will continue to be a significant burden on operating results until offsetting revenue growth is achieved. The Company recently hired two experienced and proven sales personnel and continues to work to improve its sales process and results.

     Revenue Model. Healthaxis derives revenue from a number of sources. Set forth below is a description of our revenues generated by each of our suite of products and solutions.

     Revenues generated by our benefits administration and claims processing systems are either transaction based, derived from providing professional services or derived from non-recurring license fees. The transaction revenue is a combination of a per-employee-per-month fee for the use of our proprietary applications and a per document fee for the printing and mailing of system output (benefit checks, explanations of benefits and letters). The transaction revenue is based on an application service provider model, where we host the hardware and software and perform some print and mail services on behalf of clients. Professional services revenue is generated from direct billing for our staff time. These billings are generally derived from converting a client’s existing system, client training and tailoring custom solutions for a client. Professional services generally are billed on a flat rate per hour. In some cases, a project may be done for a fixed price. Non-recurring license fees are derived from two contracts, which involve the custom development of software to the clients’ specifications. Revenues are recognized based upon the percentage of completion method or the completed contract method, as appropriate, and as further described under the caption “ Significant Projects” below. During 2003, approximately 74% of revenues from benefits administration and claims processing systems and services were transaction based, 14% were derived from professional services and 12% were non-recurring license fees.

     Revenues generated by our web connectivity (WebAxis) products are derived from licensing of our proprietary software products and providing professional services. The licensing revenue is a combination of per-member-per-month fees and fixed price license fees. The fixed price license fees historically have been recognized over a period of time, due to contract terms (such as a right of return). In the future, we may enter into one-time license fee agreements, which fees may be recognized upon the delivery of the product. Professional service revenue is generated from direct billing for our staff time. These billings generally are associated with implementation and integration of our software product into our customer’s legacy system. Professional services may be billed on a flat rate per hour, or a project may be undertaken for a fixed price. Revenue on fixed price projects is recognized on the percentage of completion basis. Contracts generally include an up-front payment intended to recoup the start-up costs incurred in setting up a new client. Such fees, along with the associated costs, are generally deferred and recognized over the life of the transaction-based contract. During 2003, approximately 71% of revenues from this suite of products were generated from software licenses and 29% from professional services.

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

     Significant Projects

     Healthaxis has a fixed fee contract for software licensing, development and systems implementation with the State of Washington Health Care Authority (“HCA”), which began in mid 2002. The Company is the prime contractor and utilizes the services of a development partner to perform a significant part of the work. The Company’s financial obligation to the development partner is based on a fixed fee arrangement (a fixed percentage of the total revenue) and does not vary, regardless of the resources expended by the development partner. Payments to the development partner are contingent on the receipt by the Company of payments from HCA. This project was originally targeted for completion in June 2003.

     Billing under the contract is contingent upon the achievement of certain milestones and acceptance by HCA. Revenues from the HCA contract are recognized under the percentage of completion method of contract accounting. Due to the uncertainty of the profit margin to be achieved from the contract, the Company initially recognized revenue only to the extent costs were incurred under a zero margin approach. During the third quarter of 2003, the estimated project completion date was extended from March 2004 to June 2004. In addition, significant additional resources were applied to the project and the estimated total cost to complete the project increased significantly. Starting in July 2003, the Company determined that progress to completion and revenue under the contract would only be recognized as payment milestones were achieved. No milestones have been formally accepted by HCA since July 2003 and, as a result, no additional revenue has been recognized in the third or fourth quarters of 2003.

     On December 30, 2003, the Company received a notification from HCA stating that the Company was in breach of the contract and claiming various damages. The Company notified HCA that it was not in breach and denied all demands and claims. In January 2004, the Company received a second letter from HCA in the nature of a formal “notice and cure” letter indicating that HCA intended to terminate the contract if the Company did not cure the alleged breaches. The Company again denied all claims and demands and notified HCA of potential claims the Company believes it has against HCA.

     In late February 2004, the parties entered discussions relating to a mutually acceptable termination of the contract and work on the project was stopped by mutual agreement shortly thereafter. To avoid the time and cost of dispute resolution, the Company proposed a settlement but HCA declined the proposal and has subsequently requested a full or partial refund of all amounts previously paid in full settlement.

     The Company does not believe that it has breached its obligations to HCA, or that HCA is entitled to any refund under the circumstances. Even if the Company is deemed to be in breach, the contract with HCA contains a number of provisions that substantially limit both the types and amounts of damages that HCA may be entitled to receive. In addition, the Company’s agreement with its development partner contains an indemnification of the Company that may cover all or a potion of any damages that may be awarded to HCA.

     The Company and HCA are continuing to discuss terms for a mutually acceptable termination of the contract. In the event these discussions are not successful, either the Company or HCA may invoke formal dispute resolution. In the event formal dispute resolution becomes necessary, the Company intends to vigorously defend the claims made by HCA and will pursue all available claims it has against HCA. The Company believes it is not possible to estimate the amount of a probable loss, if any, that might result from some adverse aspects of the ongoing settlement discussions or dispute resolution process. Furthermore, the Company believes that the development partner is contractually obligated to, either partially or wholly, indemnify the Company for any losses. However, until the matter is settled or otherwise resolved, the full effect of the indemnification can not be determined.

     For the years ended December 31, 2003 and 2002, the Company recognized revenues from the HCA contract of $946,000 and $1.0 million respectively, and had collected $930,000 under the contract. As of December 31, 2003, the Company wrote-off all of the remaining assets associated with the HCA contract. Under the terms of the contract between the Company and the development partner, no amounts are due to the development partner until receipt of payments by the Company from HCA. Therefore, the Company eliminated the amount due to the development partner, which was based on amounts expected to be collected from HCA. An additional accrual was provided for the development costs incurred in 2004 that will not be realized.

     The amount and components of the charge taken by the Company in the fourth quarter are:

Costs in excess of billings	$1,133,000
Accounts receivable from HCA	178,000
Amounts due to the development partner	(997,000)

Net asset written off	314,000
Accrual for additional 2004 amounts	106,000

Total charge to cost of revenues	$420,000

Although the ultimate disposition of this matter cannot be predicted with certainty, it is the opinion of the Company’s management that the outcome of this matter will not have a materially adverse effect on the consolidated financial condition of the Company, but could affect the consolidated results of operations and cash position in a future period. See “Business – Risk Factors – Our dispute with the State of Washington Health Care Authority exposes us to potential liability that could have a negative impact on our results of operations and cash position.”

     Our contract with Affiliated Computer Services (“ACS”) on the State of Georgia Department of Community Health (“State of Georgia”) project became substantially complete in September 2003. We accounted for this project under the completed contract method. During the third quarter of 2003, we recognized revenue and costs totaling $550,000 and $567,000, respectively related to this contract. In the third quarter of 2003 we were notified that the State of Georgia had cancelled the portion of the ACS contract on which we were working. ACS asked us to stop our work and we did. Accordingly, we concluded that our work under the contract was completed, and, under contract accounting, we booked all previously deferred revenue and costs in the third quarter. During the fourth quarter 2003, we entered into an agreement to terminate our contract with ACS and received an additional $282,000 for all work performed through the date of termination which was recorded as revenue in that period. The termination agreement included a mutual release of liability. We do not believe the State of Georgia’s decision was based on any dissatisfaction with our performance under the contract. Rather, all indications are that the State of Georgia determined that it needed to focus its limited resources in other areas at this time.

     Repurchase of Securities Held by UICI and Repricing of Series A Convertible Preferred Stock: On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48.3% of the Company’s outstanding common stock; 1,424 shares of Series A Convertible Preferred Stock, or 6.1% of the outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note, which is due over three years and bears interest at 6%. The promissory note will be paid through deductions from the monthly invoices for BPO services provided by the Company to the Mega Life & Health Insurance Company (“Mega”), a UICI subsidiary. The amount of the monthly payment will be equal to the greater of one half of the Mega invoice amount for BPO services or $65,000. A balloon principal payment is due at the maturity of the note if the note has not been paid through the monthly payments.

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

     May 2001 Restructuring Plan. The foregoing 2002 cost reduction initiative is in addition to the Company’s May 2001 restructuring plan, which is further described in Note 21 to Notes to Consolidated Financial Statements. In connection with its restructuring and reorganization, the Company accrued or recorded restructuring charges of $279.6 million in the second quarter of 2001. The Company was successful in lowering headcount, eliminating the development and marketing of certain products, lowering operating costs and moving its headquarters from Pennsylvania to Texas.

     Convertible Debenture Exchange. On July 31, 2002 the Company completed a transaction providing for the cancellation of its $27.5 million 2% convertible debentures in exchange for issuance to the debenture holders of shares of Series A Convertible Preferred Stock (“Preferred Stock”) and the payment of $4.0 million cash. The Preferred Stock is convertible into shares of Healthaxis common stock at a conversion price of $15.50 (subject to downward adjustment in certain events), and carries a fixed dividend rate of 2% per annum, payable semi-annually in cash or shares of common stock. As more fully described in Note 14 to Notes to Consolidated Financial Statements, the Preferred Stock contains, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the Preferred Stock plus all accrued but unpaid dividends, and in the event of our failure to comply with certain contractual provisions, redemption rights. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in connection with some matters. See “Business — Risk Factors — Capital Structure and Trading Market Risks.”

Termination of UICI Services Agreement. UICI and its subsidiaries, in the aggregate, constituted our largest single client during 2002 and 2001, accounting for 37% and 68%, respectively, of our total revenues (including revenues from discontinued operations for such periods). On June 17, 2002 the Company consummated an agreement providing for the termination of its Services Agreement with UICI. The termination of the Services Agreement substantially reduced Healthaxis’ business relationship with UICI. See Note 18 of Notes to Consolidated Financial Statements for a summary of the terms under which the Services Agreement was terminated. Healthaxis previously reported the revenues and expenses associated with the Services Agreement as those of our Outsourcing segment. As a result of the termination of the Services Agreement, the Company’s consolidated financial statements have been prepared with the Outsourcing segment results of operations presented as discontinued operations. All historical financial statements presented have been restated to conform to this presentation.

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

Technology & Operations

	Twelve Months Ended
	December 31,
	2003	2002	Change
		(In thousands)
Revenues	$16,097	$15,671	$426
Cost of revenues	15,059	16,058	(999)

Gross profit	$1,038	$(387)	$1,425

% of revenue	6%	(2)%

     Revenue from Technology & Operations for the year was up $426,000 (3%) from 2002. Changes with the following customers explain the primary reasons for the net increase.

     In 2003, we recognized a total of $894,000 revenue on the ACS / State of Georgia contract. As this contract was accounted for under the completed-contract method, there was no revenue recognized in 2002. The project was halted prior to completion and a termination agreement was entered into in late 2003, which included a mutual release of liability. Healthaxis was paid the money it was owed. In 2003, we added print and distribution services for two existing customers. The increase in revenue of $1.1 million for these two customers is largely the result of providing these new services. Also contributing to the increase in 2003 was a $742,000 increase from a new customer in the fourth quarter 2002.

     The 2003 revenue increases described above were partially offset by the following factors. Two contract terminations in 2002 accounted for revenue decreases in 2003 of $1.4 million. Revenue from a third customer declined $452,000 as it reduced its dependence upon our staff to support its retail website. Additionally, our revenue in 2002 included $420,000 in non-recurring fees from a software license agreement with UICI, which was not a part of the UICI discontinued operations.

     Other 2003 revenue increases, particularly related to expanding our WebAxis product line, were offset by a decline in 2003 of one-time HIPAA related projects performed in 2002 and by a reduction in 2003 revenue from a customer due to revised pricing and their declining headcount.

     Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, and other related consumables. Cost of revenues from Technology & Operations was reduced $999,000 (6%) from 2002 to 2003. Cost of revenues in 2003 as a percent of revenue was 94% compared to 102% in 2002. The reasons for the net improvement are summarized and described below.

     The most significant portion of the net improvement resulted from a reduction in personnel costs, offset by less capitalization for new software development or contract start-up and increased costs attributable to print and distribution revenue. In November 2002, we reduced costs through personnel reductions. In addition, company-wide salary reductions went into effect on January 1, 2003. Personnel expenses decreased $3.5 million in 2003 as a result of this cost containment initiative. The effect of this cost reduction in operations was partially offset by the fact that some employees were re-assigned to expensable projects from capitalizable development projects. The effect of this action was to decrease the expense savings by $961,000 compared to 2002. Also, as noted in the revenue section above, in 2003 we began print and distribution services for two existing customers and we also added a new customer in the fourth quarter 2002, which also included print and distribution services. The increase in cost of revenues related to these new services was approximately $1.6 million.

     As more fully disclosed in “-Overview – Significant Projects” above, a charge was taken in the fourth quarter 2003 related to the State of Washington project. The charge consisted of a $314,000 write-off of all assets and liabilities related to the project, plus an accrual of $106,000 for costs incurred on the project in early 2004 prior to the time that work was stopped. Other factors affecting costs of revenues for Technology & Operations included non-recurring impairment charges related to software and equipment totaling $715,000 in 2002 and reduced amortization and depreciation charges of $560,000 in 2003 as more assets became fully depreciated, reflecting a slower acquisition trend over the last three years. These reductions were partially offset in 2003 by an increase in subcontractor fees of $401,000 related to outsourced work for our two government contracts.

BPO Services (formerly known as Imaging Services Group)

	Twelve Months Ended
	December 31,
	2003	2002	Change
		(In thousands)
Revenue	$4,754	$4,145	$609
Cost of revenue	4,514	5,297	(783)

Gross profit	$240	$(1,152)	$1,392

% of revenue	5%	(28%)

     Revenue from BPO Services for 2003 was up $609,000 (15%) from 2002. In early 2003, we began pre-adjudication processing for an existing imaging and data capture customer. This allowed us to increase transaction counts significantly, which resulted in an additional $532,000 in revenue over 2002. Two new accounts were also added during 2003, which increased revenue by $262,000. We also received increased volumes from UICI during the first three quarters of 2003, which accounted for an additional $320,000 in revenue from this client over 2002.

     One customer terminated our services, which resulted in a reduction in revenue of $187,000 in 2003. Additionally, revenue decreased $183,000 for another customer as a result of a price reduction effective in August 2003 and due to reduced volume throughout the year.

     Cost of revenue in BPO Services was reduced $783,000 (15%) in 2003 from 2002. Cost of revenues in 2003 as a percent of revenue was 95% compared to 128% in 2002. The positive change resulted from lower depreciation and amortization expense, lower personnel costs in the BPO technical services group, and better productivity in our production centers in Utah and Jamaica. A reduction in capital expenditures during the last three years caused a decrease in depreciation and amortization expense totaling $367,000. The reduction in imaging technical support personnel from twelve to eight was part of the November 2002 staff reduction. Across-the-board salary reductions also went into effect in January 2003. Personnel costs reductions from this group accounted for most of the personnel related cost decrease of $196,000 from 2002. Although revenue increased, variable labor costs did not increase proportionately due to increased operating efficiencies obtained at our production centers. Additionally, capitalization of $153,000 took place in 2003, which had the effect of offsetting costs related to personnel. The capitalized amounts consisted of software development related to Optical Character Recognition (OCR) and start-up costs related to a new customer. The developed software was for internal use and was therefore included in property, equipment and software.

     Sales and marketing expenses consist of employee salaries and related benefits, as well as promotional costs such as trade shows and media advertising. Company-wide sales and marketing expense decreased $1.0 million (51%) from 2002. The sales and marketing staff was reduced from seven in September 2002 to three as result of the November 2002 staff reduction. These changes, combined with the 2003 salary reductions, account for approximately $693,000 of the decrease from 2002. Travel expenses dropped $122,000 and cost associated with trade shows and other marketing efforts decreased by $88,000 commensurate with the staff reduction. Stock based compensation also decreased $81,000 from 2002 to 2003.

     General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. Company wide G&A expenses decreased $447,000 (12%) from 2002 despite a gain in 2002 related to the settlement of Al Clemens’ severance liability in the amount of $1.3 million which decreased general and administrative expenses. See Note 17 to Notes to Consolidated Financial Statements. Excluding this one-time benefit, general and administrative expenses for the 2003 decreased $1.8 million from 2002. The November 2002 staff reductions, combined with the January 2003 salary reductions, accounted for $758,000 of the cost decrease. Professional fees decreased $408,000 compared with 2002. Non-cash stock based compensation expense decreased $271,000 due to the gradual decrease of expense resulting from the remeasurement of stock options at the time of the 2001 Healthaxis merger. Additionally, insurance and other expenses were reduced by $355,000. The Company continues to look for ways to trim administrative expenses.

     Research and development expenses include the salary and related benefits of personnel engaged directly in the development of new products prior to the establishment of technological feasibility and the enhancement of existing products. Company-wide research and development expense decreased $336,000 (92%) from 2002. We have significantly reduced our research and development activities in 2003 compared to 2002 due to a greater emphasis on completing existing development products, and the maintenance of existing customer accounts.

     Restructuring and impairment charges were $6.2 million in 2002. Approximately $5.9 million was attributable to the further impairment of goodwill and the remaining $358,000 was due to severance expenses related to terminated employees as a result of the November 2002 cost reduction initiative described previously. There were no similar charges in 2003.

     Amortization of intangibles includes the amortization of developed software and client base. This amount was essentially unchanged in 2003 compared to 2002.

     Gain on extinguishment of debt in the 2002 period of $16.4 million relates to the July 2002 transaction whereby Healthaxis issued 23,500 shares of Series A Convertible Preferred Stock and paid $4 million in exchange for its existing convertible debentures having a face value of $27.5 million.

     Interest and other income, net in 2002 includes a non-recurring write down of our investment in Digital Insurance in the amount of $227,000, offset by lower interest income in 2003 as a result of lower notes receivable balances.

     Interest expense decreased $350,000 in 2003 from 2002, primarily as a result of the elimination of the $27.5 million of convertible debentures in July 2002. Interest expense in 2002 related to the convertible debentures was $376,000. This reduction was offset slightly by additional interest expense for the $3.4 million note payable to UICI dated September 30, 2003 related to the Company’s purchase of UICI’s Healthaxis stock and warrants.

     Loss on disposal from sale of discontinued operations of $3.6 million in 2002 includes the impairment of goodwill and customer base attributable to the disposal of the Outsourcing segment as a result of the termination of the Services Agreement with UICI. There were no similar charges in 2003.

     Gain from discontinued operations relates to the gain from the disposal of the UICI Outsourcing business unit. These operations were discontinued in connection with the June 2002 termination of the UICI Services Agreement.

     Cumulative effect of accounting change was recorded as a result of our adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”. No such charge was recorded in 2003.

Year ended December 31, 2002 compared to year ended December 31, 2001

     Revenues: Revenues decreased 14% from $23.1 million for the year ended December 31, 2001 to $19.8 million for 2002. Approximately $1.9 million of this reduction was due to a reduction in the level of services to UICI that were outside the scope of the Services Agreement. Clients lost or contracts expired resulted in a reduction of revenues totaling $2.0 million, which was largely offset by revenues from new sales in 2002 of $1.9 million. A new contract with the State of Washington accounted for $1.0 million of the revenue from new sales in 2002. Decreased revenue from continuing clients accounted for a reduction of $3.1 million, comprised largely of $1.8 million reduction from Digital Insurance and $901,000 reduction from AAG (previously UICIA). Increased revenue from continuing clients was $1.9 million primarily reflecting increased levels of recurring revenues from the benefit administrators solutions sold on an ASP basis.

     Cost of revenues: These costs decreased 13% from $24.6 million for the year ended December 31, 2001 to $21.4 million in 2002, despite a software impairment charge of $592,000 and a hardware write-off charge of $123,000 in 2002. Approximately $601,000 of the reduction was due to a reduction of stock based compensation. Cost of revenue as a percent of revenue increased slightly from 106% in 2001 to 108% in 2002. A reduction of amortization and depreciation accounted for an additional $261,000 and is the result of a cutback in capital expenditures following the May 2001 restructuring. The remainder of the decrease was due primarily to a reduction in personnel and subcontractor expenses, which resulted from a reduced labor force subsequent to the restructuring plan implemented in May 2001, as described above.

     Sales and marketing expenses: These costs decreased 40% from $3.2 million for the twelve months ended December 31, 2001 to $2.0 million for the same period in 2002. Approximately $1.1 million of the decrease was due to a reduction of stock based compensation resulting from the re-measurement of options exchanged in the 2001 HAXS Merger (which is described in Note 4 of the Notes to Consolidated Financial Statements).

     General and administrative expenses: These costs were approximately $13.5 million for the twelve months ended December 31, 2001 compared to $3.7 million in 2002, reflecting a decrease of 72%. Stock based compensation of approximately $4.6 million was included in the 2001 period as compared to $166,000 in the 2002 period, due primarily to the re-measurement of options exchanged in the 2001 HAXS Merger. Severance expenses totaling $2.1 million are included in the 2001 period, as compared to a credit of $1.3 million in 2002, primarily related to Mr. Clemens’ severance agreement and settlement as described in Note 17 to Consolidated Financial Statements included in this report. An accrual of $1.1 million was also made in 2001 related to a contingent tax liability. After considering these items, expenses have decreased approximately $659,000 as a result of the reduction of management and corporate staff and approximately $103,000 as a result of reduced depreciation.

     Research and development expenses: These costs decreased 75% from $1.5 million for the twelve months ended December 31, 2001 to $366,000 for the same period in 2002. The decrease was due primarily to a reduction of Advanced Technology Division staff, and the redeployment of staff from this division to operating divisions in order to focus on near-term revenue opportunities.

     Restructuring and impairment charges: These charges were approximately $279.6 million during the year ended December 31, 2001. These charges were recorded pursuant to the Company’s adoption of an internal restructuring plan approved by the Board of Directors on May 11, 2001 and implemented on May 14, 2001. Approximately $277.2 million of this charge was attributable to the impairment of goodwill. The remainder was to record other costs of the restructuring, including severance payments for terminated employees in the amount of $348,000 and the reduction of other long lived assets in the amount of $1.9 million, primarily resulting from the decision to cease development and marketing of certain products. See Note 21 of Notes to Consolidated Financial Statements for further discussion of the Restructuring Plan previously discussed. Restructuring and impairment charges were $6.2 million in 2002. Approximately $5.9 million was attributable to the further impairment of goodwill and the remaining $358,000 was due to severance expenses related to terminated employees as a result of the November 2002 cost reduction initiative described previously.

     Loss on sale of building: This loss of $2.5 million in the twelve months ended December 31, 2001 represents the write-down and the loss on the eventual sale of our building and property in Pennsylvania. There were no such charges during 2002.

     Amortization of intangibles: These costs decreased from $12.5 million for the twelve months ended December 31, 2001 to $1.3 million for the same period in 2002. The decrease was due to the fact that goodwill is no longer being amortized, effective January 1, 2002, in accordance with new accounting guidelines.

     Gain on extinguishment of debt: A gain of $1.7 million was recorded as a gain in the twelve months ended December 31, 2001 as the result of restructuring the convertible debentures in January 2001. A gain of $16.4 million was recorded in the comparable period in 2002 as the result of the extinguishment of these debentures in July 2002, as further described under the caption “- Overview – Convertible Debenture Exchange” above.

     Interest income and other income, net: This increased from a ($1.9) million expense in the twelve months ended December 31, 2001 to income of $32,000 in 2002. The increase was due to a write off of the investment in Digital Insurance of $3.0 million in 2001 as compared to $227,000 in 2002, offset primarily by a decline in interest income of $519,000 from 2001 to 2002. The higher interest income in 2001 was due to customer financings and larger balances on loans due from employees.

     Interest expense: This expense decreased 50% from $920,000 in the twelve months ended December 31, 2001 to $459,000 in 2002. The decrease is due to the reduction in amortization of the discount on the convertible debentures, which was revalued on January 26, 2001 in connection with the restructuring of this debt, and the extinguishment of this debt in July 2002.

     Minority interest in loss of subsidiary: This charge was $3.1 million for the twelve months ended December 31, 2001 compared to none for 2002. The minority interest was recorded for approximately one month (until the HAXS Merger) in 2001. Subsequent to the HAXS Merger, the Company owned 100% of the Healthaxis.com subsidiary and, therefore, no subsequent minority interest was recorded.

     Loss on sale of discontinued operations: A loss of $3.6 million in 2002 includes the impairment of goodwill and customer base attributable to the disposal of the Outsourcing segment as a result of the termination of the Services Agreement with UICI. There were no similar charges in 2001

     Gain from discontinued operations: This gain relates to the operations of the disposed Outsourcing segment. The gain was $1.7 million for the twelve months ended December 31, 2001 compared to $850,000 for the same period in 2002. The reduction was due to declining revenue from UICI from 2001 to 2002 and the termination of the Services Agreement with UICI, effective June 17, 2002.

     Cumulative effect of accounting change: A charge of $6.7 million was recorded for the twelve months ended December 31, 2002 as a result of the Company’s adoption SFAS No. 142 “Goodwill and Other Intangible Assets”. In the second quarter of 2002, the Company completed a transitional goodwill impairment test, which resulted in an impairment charge of $6.7 million related to the web connectivity products segment. The impairment charge is shown as a cumulative effect of an accounting change as of January 1, 2002. No such charge was recorded in the comparable period in 2001.

Liquidity and Capital Resources

Overview of Cash Resources

     A major objective of Healthaxis is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short-term equivalents on hand plus funds generated from operating cash flow. Our cash balances as of the end of each quarter for the last two fiscal years were as follows:

March 31, 2002	- $12.6 million
June 30, 2002	- $18.7 million
September 30, 2002	- $12.6 million
December 31, 2002	- $11.4 million

March 31, 2003	- $9.9 million
June 30, 2003	- $10.3 million
September 30, 2003	- $8.4 million
December 31, 2003	- $7.9 million

     In the second quarter of 2002, Healthaxis received a net lump sum payment of $6.4 million from UICI, related to the early termination of the Information Technology Services Agreement with UICI. By doing this, the Company was able to convert a declining and uncertain revenue stream into current cash. Because the Company’s revenue from the agreement with UICI was based upon the Company’s cost (including certain fixed overhead) plus 10%, the future impact on cash flows was a reduction of cash generated from operations. The impact to both cash and operations is greater than 10% of the revenue lost due to the fact that certain of the Company’s fixed overhead costs were includable under the cost plus 10% arrangement, but were not eliminated as a result of the termination. There can be no assurances of the impact of the termination of the UICI Agreement on the Company’s future cash generated or used in operations, or in the Company’s results of operations.

     On July 31, 2002, the Company closed a transaction in which the holders of its 2% Convertible Debentures in the principal amount of $27.5 million exchanged their debentures for shares of Series A Convertible Preferred Stock and a cash payment of $4.0 million. The debentures would have matured in full in September 2005. By completing this transaction, the Company was able to extinguish all of its long-term debt. This transaction is further described under the caption “– Overview – Convertible Debenture Exchange” above.

     On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note, which is due over three years and bears interest at 6%. The promissory note will be paid through deductions from the monthly invoices for BPO services provided by the Company to a UICI subsidiary. The amount of the monthly payment will be equal to the greater of one half of the Mega invoice amount for BPO services or $65,000. A balloon principal payment is due at the maturity of the note if the note has not been paid through the monthly payments.

     The Company expects that its current cash reserves and the cash generated by future operations to be sufficient to fund operations for at least the next 12 months. Funding operations on a longer-term basis will depend upon the Company’s ability to continue controlling costs, maintaining its existing customer relationships, and generating new revenues. The Company’s operating cost structure is predominantly personnel and human resource related. The Company’s November 2002 cost reduction initiative, which consisted of a reduction in the Company’s labor force, an across-the-board reduction in salary levels, and reductions in certain operating and overhead expenses, reflects management’s continuing drive to control costs.

     With regard to maintaining cash flow from current customers, we are dependent on a small number of clients to generate a significant amount of annual and quarterly revenues. For the year ended December 31, 2003, our three largest customers accounted for 46% of revenues from continuing operations. The loss of one or more of our key customers could have a material negative impact on our operating cash flow. We believe that the relationships with our customers are positive.

     Our plans for generating new revenues are based upon recent additions to our sales staff and refinement of our sales processes. We believe that Healthaxis offers competitive, and competitively priced, products and services its target markets. However, there can be no assurances that we will be successful in achieving our revenue growth goals. If we are unsuccessful in decreasing our costs or increasing revenue, then external funds may become necessary to support the Company’s business operations. There can be no assurance that under then-current conditions such funds would be available or, if available, would not significantly dilute shareholders’ interests or returns.

Analysis of Cash Flows

     Cash used in operating activities for the year ended December 31, 2003 was $1.1 million as compared to $2.1 million and $3.9 million for the same periods in 2002 and 2001, respectively. The reduced use of cash during these periods was largely the result of a smaller operating loss due primarily to the restructuring plan and cost savings initiatives implemented in May 2001 and November 2002. Approximately $342,000 of the cash used in 2003 resulted from changes in operating assets and liabilities as detailed in the Consolidated Statement of Cash Flows. In 2002, the $2.1 million cash used was despite an increase of $844,000 in the operating asset and liability accounts. This increase was largely the result of collection of all accounts receivable related to UICI and the discontinued operations. In 2001, the $3.9 million cash used was despite an increase of $2.2 million in the operating asset and liability accounts resulting from better management of these accounts over the prior year.

     Cash used in investing activities for the year ended December 31, 2003 was $1.1 million as compared to a use of $1.7 million and cash provided of $94,000 for the comparable periods in 2002 and 2001, respectively. Expenditures for capitalized software and contract start-up were reduced from $2.5 million in 2001 to $1.8 million in 2002 and $475,000 in 2003. In 2001 and early 2002, the Company completed several development projects and is now focused on selling the resulting products. The cost reduction initiatives in May 2001 and November 2002 described above eliminated many of the personnel assigned to these development efforts. Cash of approximately $3.1 million was generated in 2001 as the result of the sale of the building and property in Pennsylvania and the sale of equipment. The Company moved its headquarters from Pennsylvania to Texas as a part of the May 2001 cost reduction initiative

(the May 2001 Restructuring Plan). Additionally, expenditure for property, equipment and software were $862,000 in 2001, $263,000 in 2002 and $ 847,000 in 2003. Expenditures for property, plant and equipment have dropped dramatically since 1999 and 2000, when the Company spent a combined total of $8.6 million. The downward trend has continued with the exception of two large investments for a storage area network (SAN) and internally developed OCR technology in late 2003. The SAN acquisition of $360,000 allowed the Company to save floor-space and costs in its IBM co-located data center, along with reductions in maintenance costs and other savings and reduced risks associated with newer technology. The OCR internal use software investment of $109,000 will allow the Company to more efficiently process claims in its BPO services operations.

     Cash used in financing activities was $1.3 million in 2003 compared to cash generated of $2.0 million in 2002 and cash used of $263,000 in 2001. $604,000 of the cash used in 2003 was related to the purchase of all Healthaxis securities held by UICI. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note, for which the Company paid $104,000 in principle and interest payments during 2003. Cash used in 2003 also included $690,000 payments to the preferred shareholders, which included the 2% stated dividend payments and a one-time consent fee of $235,000 related to their approval of the 10 for 1 reverse stock split. In 2002, cash received of $6.4 million on the termination of the Services Agreement with UICI was partially offset by the payment of $4.0 million on cancellation of the convertible debentures and $358,000 of expenses related to the issuance of preferred stock. All of the cash used in 2001 was related to payments on capital leases, which were largely completed in early 2002.

Preferred Stock

     The Series A Convertible Preferred Stock (“Preferred Stock”) has a stated value of $22.1 million and is convertible into shares of Healthaxis common stock at a conversion price of $15.50. The terms of the Preferred Stock provide that cumulative dividends be paid at the rate of 2% per year, payable semi-annually. In general, we may choose to pay the dividends either in cash or by issuing shares of common stock, although in some circumstances we are required to pay cash dividends. All dividends since the date of issuance have been paid in cash. The terms of the Preferred Stock provide that in some situations the holders of the Preferred Stock can force Healthaxis to buy back their shares. We believe that the occurrence of the situations where Healthaxis can be required to buy back shares of Preferred Stock is within our control. This event might adversely affect Healthaxis, because it may not have the cash necessary to effect the buy back or because cash that could have been used to make investments in Healthaxis’ business will instead be paid to the holders of our Preferred Stock. While we believe that, currently, there is no cause for a forced buy back, the situations in which Healthaxis can be required to buy back shares of Preferred Stock involve situations where specific events or transactions are effected by Healthaxis without, generally, the affirmative vote or consent of the holders of at least 60% of the then outstanding Preferred Stock, or Healthaxis is found to have made an incorrect representation or warranty in the Certificate of Designation or other documents executed in connection with the issuance of the Preferred Stock. The Preferred Stock also contains, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the Preferred Stock plus all accrued but unpaid dividends. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in connection with some matters. See additional information in “Business—Risk Factors—Capital Structure and Trading Market Risks” and in Note 14 of the Consolidated Financial Statements herein.

Contractual Obligations

     The following table summarizes the Company’s known contractual obligations (in $000s) as of December 31, 2003:

		Less than	1 - 3	3 - 5	After 5
	Total	1 Year	Years	Years	Years
Long term debt obligations	3,296	599	2,697	0	0
Operating lease obligations	2,200	1,117	1,033	50	0
Purchase obligations	578	316	262	0	0
Other long-term liabilities	940	117	182	166	475
Preferred stock dividends	2,650	442	883	883	442

Total	9,664	2,591	5,057	1,099	917

(1)	Long-term debt obligations relate to the promissory note payable to UICI, excluding related interest.

(2)	Operating lease obligations consist primarily of leases of office space and various pieces of equipment.

(3)	Purchase obligations consist primarily of contractual obligations for estimated future payments related to the licensing of various software modules that are integrated into Healthaxis’ products and for consulting fees for which Healthaxis has future contractual commitments.

(4)	Other long-term liabilities consist of estimated payments anticipated for funding of post-retirement benefits for a group of former executives of the Company. The benefits consist primarily of medical and dental insurance.

(5)	Preferred stock dividends relate to payment of a 2% annual dividend, paid semi-annually, on the Preferred Stock having a stated value of $22.1 million. Such payments may be made in cash or common stock as more fully described under the caption “ — Preferred Stock” section above. All payments since the date of issuance have been in cash and management anticipates payments for the foreseeable future will be made in cash.

     The Company’s commitments to make payments in addition to these contractual commitments are the other accounts payable and short-term liabilities reflected on the Consolidated Balance Sheets.

Critical Accounting Policies

General

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

     The majority of the Company’s revenue is derived from providing application service provider (ASP) based services to our insurance, third-party administrator and self-insured plan customers. The ASP service includes a license to use our software, as well as hosting, maintenance and support (Services). The Services are typically charged on a per employee per month, per claim processed, and/or per document imaged transaction fee basis with potentially a variety of other transaction based fees as specified under each contract. With some exceptions, the Company has not historically sold its software for installation on customers’ systems. Due to the long term nature of the software license under the ASP arrangement and because all revenue elements included in the Services are typically not sold separately, the ASP service revenues are recognized ratably over the term of the agreement and/or as transaction services are provided

     Some of our revenues are generated from complex arrangements, which require significant revenue recognition judgments particularly in the areas of customer acceptance, installation, and collectibility. Additionally, some of our revenues are generated from fixed-price contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on percentage-of-completion, using the time-to-completion method to measure the percent complete with revisions to estimates reflected in the period in which changes become known. Revenue recognized in excess of milestone billings is reviewed for potential impairment if collectibility comes into question. If the ultimate achievement of customer billing milestones is not reasonably assured, revenue recognition is discontinued until the payment milestones are achieved. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future margins may be negatively affected or losses on existing contracts may need to be recognized.

Capitalized Software

     Healthaxis incurs development costs that relate primarily to the development of new products and major enhancements to existing services and products. All development costs related to software development projects incurred prior to the time a project has reached technological feasibility are expensed. Technological feasibility is determined only after completion of a detailed program design or working model. Software development costs incurred subsequent to reaching technological feasibility are capitalized up to the point of product marketability.

Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002), annually thereafter and upon the occurrence of any event that indicates potential impairments. The Company performs its annual impairment review during the fourth quarter of each year.

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

     In calculating the impairment charges, the fair value of the reporting units are estimated using a discounted cash flow methodology. The reporting units are consistent with the Company’s business segments. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable. The significant assumptions used in these calculations include discount rates and estimated future growth rates and operating margins. A change in any of these assumptions could significantly impact the estimated fair value of our reporting units.

Impairment of Long-Lived Assets

     In 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (‘SFAS 144”), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” In accordance with SFAS 144, the Company records impairment losses on long-lived assets when events and circumstances indicate that such assets are not recoverable and impaired such that the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment included material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

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

Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized. As a result of the capital transactions of both Healthaxis and COM, including the Insurdata Merger and the HAXS Merger, the utilization of NOL carryforwards is limited. Additionally, the utilization of these NOL’s, if available, to reduce future income taxes is dependent on the generation of sufficient taxable income prior to their expiration. As it is considered more likely than not that the deferred tax assets will not be realized, the Company has established a valuation allowance for all net deferred tax assets

Post Retirement Benefits

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

Contingent Liabilities

     Healthaxis’ policy is to record contingent liabilities that are both measurable and probable. In assessing whether or not to record a contingent liability, both of these criteria may be subjective. The final amount paid, if any, could be different than the amount we have accrued.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 29, 2002. The Company adopted the provisions of this statement effective January 1, 2003. The adoption of SFAS 146 did not have a significant impact on the financial position or results of operations of the Company.

     On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of this statement effective July 1, 2003. The adoption of SFAS 150 had no impact on the financial position or results of operations of the Company

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

     The dividend rate on our Preferred Stock and interest rate on notes payable are fixed at 2% and 6%, respectively, and therefore are not subject to market fluctuations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Healthaxis Inc.

We have audited the accompanying consolidated balance sheets of Healthaxis Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statement of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthaxis Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 7 to the financial statements, the Company changed its method of accounting for goodwill as of January 1, 2002.

/s/ Ernst & Young LLP
Dallas, Texas March 24, 2004

Healthaxis Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$7,887	$11,380
Accounts receivable, net of allowance for doubtful accounts of $44 and $195, respectively	2,956	3,101
Accounts receivable from affiliates	121	245
Prepaid expenses	605	648
Costs in excess of billings on contracts in progress	—	309
Notes receivable	124	214

Total current assets	11,693	15,897
Property, equipment and software, less accumulated depreciation and amortization of $9,952 and $11,174, respectively	1,238	1,462
Contract start-up costs, less accumulated amortization of $704 and $834, respectively	759	1,149
Capitalized software, less accumulated amortization of $2,199 and $1,383, respectively	990	1,502
Customer base, less accumulated amortization of $3,121 and $2,112, respectively	1,093	2,102
Goodwill	11,276	11,276
Notes receivable	—	134
Other assets	65	135

Total assets	$27,114	$33,657

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$981	$1,438
Accrued liabilities	795	847
Deferred revenues	888	1,713
Notes payable, current portion	599	—

Total current liabilities	3,263	3,998
Notes payable	2,697	—
Post retirement and employment liabilities	940	966
Other liabilities	1,467	1,085

Total liabilities	8,367	6,049
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A cumulative convertible, issued and outstanding 22,076 and 23,500 shares, respectively; (liquidation preference $22,076 and $23,500, respectively)	5,899	6,280
Common stock, par value $.10: authorized 1,900,000,000 shares, Issued and outstanding 2,767,592 and 5,364,530 shares, respectively	277	536
Additional paid-in capital	441,464	445,421
Accumulated deficit	(428,893)	(424,629)

Total stockholders’ equity	18,747	27,608

Total liabilities and stockholders’ equity	$27,114	$33,657

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in thousands except share data)

	Years Ended December 31,
	2003	2002	2001
Revenue	$19,422	$17,732	$14,133
Revenue from affiliates	1,429	2,084	8,972

Total	20,851	19,816	23,105
Expenses:
Costs of revenues	19,573	21,355	24,557
Sales and marketing	948	1,951	3,225
General and administrative	3,298	3,745	13,492
Research and development	30	366	1,479
Restructuring and impairment charges	—	6,232	279,607
Loss on sale of building	—	—	2,498
Amortization of intangibles	1,296	1,300	12,471

Total expenses	25,145	34,949	337,329

Operating loss	(4,294)	(15,133)	(314,224)
Gain on extinguishment of debt	—	16,388	1,681
Interest income and other income (expense)	139	32	(1,875)
Interest expense	(109)	(459)	(920)

	30	15,961	1,114
(Income) loss before minority interest	(4,264)	828	(315,338)
Minority interest in loss of subsidiary	—	—	3,080

Income (loss) from continuing operations	(4,264)	828	(312,258)

Loss from disposal or sale of discontinued operations	—	(3,564)	—
Gain from discontinued operations	—	850	1,686

Total gain (loss) from discontinued operations	—	(2,714)	1,686

Net loss before cumulative effect of accounting change	(4,264)	(1,886)	(310,572)
Cumulative effect of accounting change	—	(6,674)	—

Net loss	(4,264)	(8,560)	(310,572)

Dividends on preferred stock	(690)	(198)	—

Net loss applicable to common stockholders	$(4,954)	$(8,758)	$(310,572)

Income (loss) per share of common stock (basic and diluted)
Continuing operations	$(1.05)	$0.12	$(62.27)
Discontinued operations	—	(0.51)	0.34
Cumulative effect	—	(1.24)	—

Net loss	$(1.05)	$(1.63)	$(61.93)

Weighted average common shares and equivalents used in computing loss per share - basic and diluted	4,699,244	5,360,954	5,014,922

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
(Dollars and shares in thousands)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Unearned
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Total
BALANCE, DECEMBER 31, 2000	—	—	1,310	131	326,976	(105,497)	(5,115)	216,495

Net loss						(310,572)		(310,572)
Issuance of common stock in HAXS Merger			3,963	396	108,584			108,980
Exchange and revaluation of options in HAXS Merger					(2,764)		3,459	695
Increase in net assets in COM					115			115
Common stock issued in lieu of interest and Severance			25	3	370			373
Employee stock option compensation					5,277			5,277
Amortization/forfeiture of unearned compensation					(404)		1,430	1,026

BALANCE, DECEMBER 31, 2001	—	—	5,298	530	438,154	(416,069)	(226)	22,389

Net loss						(8,560)		(8,560)
Issuance of Series A Convertible Preferred Stock	23	6,280						6,280
Contribution from UICI			(50)	(5)	6,364			6,359
Preferred stock dividends					(198)			(198)
Common stock issued in lieu of interest and severance			118	11	893			904
Employee stock option compensation					307			307
Other			(2)		(6)			(6)
Amortization/forfeiture of unearned compensation					(93)		226	133

BALANCE, DECEMBER 31, 2002	23	6,280	5,365	536	445,421	(424,629)	—	27,608

Net loss						(4,264)		(4,264)
Preferred stock dividends					(690)			(690)
Common stock received for payment on note receivable			(12)		(41)			(41)
Repurchase of UICI stock and warrants	(1)	(381)	(2,586)	(259)	(3,260)			(3,900)
Employee stock option compensation					34			34

BALANCE, DECEMBER 31, 2003	22	$5,899	2,768	$277	$441,464	$(428,893)	$—	$18,747

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net loss	$(4,264)	$(8,560)	$(310,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	—	3,564	—
Cumulative effect of accounting change	—	6,674	—
Depreciation and amortization	3,442	4,669	17,719
Amortization of unearned compensation	—	133	1,026
Loss on building	—	—	2,498
Gain on restructuring/forgiveness of debt	—	(16,388)	(1,681)
Bad debt reserve expense	55	164	(89)
Non-cash restructuring and impairment charges	—	6,589	279,258
Minority interest in loss of subsidiary	—	—	(3,080)
Gain on settlement of severance obligation	—	(1,345)	—
Stock option compensation	34	307	5,564
Write down of investment in Digital Insurance, Inc.	—	227	2,872
Common stock issued in lieu of interest and severance	—	904	373
(Gain) loss on disposition of assets	15	70	(6)
Non-cash interest on convertible debt	—	57	28
Changes in operating assets and liabilities net of amounts acquired or divested:
Accounts receivable	214	2,370	1,540
Prepaid expenses	(32)	(236)	282
Other assets, current and deferred income taxes and other liabilities	70	19	(40)
Costs in excess of billings	384	—	—
Accounts payable and accrued liabilities	(509)	(841)	(1,671)
Deferred revenues	(825)	(437)	1,130
Post retirement and employment liabilities	(26)	(29)	(77)
Other liabilities	382	(2)	1,074

Net cash used in operating activities	(1,060)	(2,091)	(3,852)

Cash flows from investing activities
Software and contract start-up costs capitalized	(475)	(1,792)	(2,513)
Proceeds from sale of building	—	—	2,626
Proceeds from sale of equipment	—	—	523
Payment of acquisition costs	—	—	(471)
Collection on notes receivable, net	183	384	712
Purchases of property, equipment and software	(847)	(263)	(862)
Other	—	—	79

Net cash provided by (used in) investing activities	(1,139)	(1,671)	94

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from financing activities
Principal payments on capital lease	—	(8)	(263)
Termination of UICI contract	—	6,359	—
Buyback of shares from UICI	(500)	—	—
Payments on note payable to UICI	(104)	—	—
Payment on convertible debentures	—	(4,000)	—
Costs of issuing convertible preferred stock	—	(358)	—
Payment of preferred stock dividends	(690)	—	—

Net cash provided by (used in) financing activities	(1,294)	1,993	(263)

Decrease in cash and cash equivalents	(3,493)	(1,769)	(4,021)
Cash and cash equivalents, beginning of period	11,380	13,149	17,170

Cash and cash equivalents, end of period	$7,887	$11,380	$13,149

Supplemental disclosure of cash flow information:
Interest paid	$48	$90	$323

Non-cash investing activities:
Issuance of common stock and options in connection with HAXS and Insurdata mergers	$—	$—	$111,188

Non-cash financing activities
Exchange of convertible debentures for convertible preferred Stock	$—	$6,638	$—

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Note 1 – Organization and Nature of Operations

     Healthaxis Inc. (“Healthaxis”), formerly Provident American Corporation, is a Pennsylvania corporation organized in 1982. Healthaxis.com, Inc. (“COM”), a consolidated subsidiary of Healthaxis, was originally formed on March 26, 1998. Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers and third party administrators (“TPA”) in providing enhanced services to members, employees, employers and providers through the application of Healthaxis’ flexible technology to legacy systems, either on a fully integrated or on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ Business Process Outsourcing (“BPO”) services that are offered to its technology clients and on a stand-alone basis. BPO solutions include mailroom services and the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication.

     On January 7, 2000, COM completed a merger with Insurdata Incorporated (“Insurdata”), a subsidiary of UICI (“Insurdata Merger). COM emerged as the surviving entity. Prior to this merger, COM was engaged in the marketing and sale of health insurance products over the Internet through a retail website. On June 30, 2000, COM entered into an agreement to sell substantially all of the assets used in connection with the retail website operations to Digital Insurance. The operations of Healthaxis and its subsidiaries (“the Company”) are principally those obtained in the Insurdata merger.

     During 2000, Healthaxis and COM entered into an Agreement and Plan of Reorganization and Agreement and Plan of Merger pursuant to which Healthaxis would acquire all of the outstanding shares of COM it did not currently own through the merger of COM with a wholly-owned subsidiary of Healthaxis (“HAXS Merger”). During 2001, the shareholders of Healthaxis and COM approved this merger and the transaction was consummated (see Note 4).

     The Company’s operations during 2001 were conducted primarily through its subsidiary, COM. In December 2001, the Company reorganized and formed a new subsidiary, Healthaxis, Ltd., through which all operations are now conducted.

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

Accounts Receivables

     Accounts receivable consist primarily of customer billings and unbilled receivables pending billings in accordance with contract terms. An allowance for doubtful accounts is maintained based upon the Company’s history and a periodic review of the accounts. Amounts charged to bad debt expense during the years ended December 31, 2003, 2002 and 2001 were $55, $164 and ($89), respectively. As individual accounts are deemed to be uncollectable, they are deducted from the allowance for doubtful accounts. Amounts deducted as such during the years ended December 31, 2003, 2002 and 2001 were $206, $19 and $161, respectively

Property, equipment and software

     Property, equipment and software are recorded at cost. Expenditures for improvements that increase the estimated useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets ranging from 1 to 7 years.

Contract Start-up costs

     Healthaxis capitalizes costs, including direct labor and fringe benefits, directly attributable to start-up activities for software license based on long-term contracts. Such costs are amortized ratably over the life of the respective contract. All other start-up costs are expensed as incurred. Contract start-up costs capitalized during the years ended December 31, 2003, 2002, and 2001 totaled $171, $714, and $928, respectively. Healthaxis recorded amortization expense relating to contract start-up costs of $561, $434, and $468 during the years ended December 31, 2003, 2002, and 2001, respectively.

Capitalized software

     Healthaxis incurs development costs that relate primarily to the development of new products and major enhancements to existing services and products. All development costs related to software development projects incurred prior to the time a project has reached technological feasibility are expensed. Technological feasibility is determined only after completion of a detailed program design or working model. Software development costs incurred subsequent to reaching technological feasibility are capitalized up to the point of product marketability. Healthaxis capitalized $304, $1,078, and $1,586 in software development costs during the years ended December 31, 2003, 2002, and 2001, respectively. All software development costs capitalized are amortized on a straight-line basis over the remaining economic life of the product (generally three years). Healthaxis recorded amortization expense relating to capitalized software development costs totaling $816, $614, and $1,044 during the years ended December 31, 2003, 2002, and 2001, respectively. Estimated future amortization expense is $543, $372 and $75 for years 2004, 2005 and 2006 respectively.

     In 2002, an impairment charge of $592 was recorded in the Technology and Operations segment related to developed software. Impairment was determined based upon on analysis of estimated future cash flows in connection with a decision by management to divert marketing efforts away from a product. The charge, which represents the remaining carrying value of the asset, has been included in costs of revenue.

     Direct internal and external costs associated with the development of internal use software incurred during the application development stage are capitalized and amortized on a straight-line basis over the estimated useful life.

Customer Base

     Healthaxis’ customer base was recorded as a result of the prior merger activity and is being amortized over a period of four years. Healthaxis recorded amortization expense relating to the customer base costs totaling $1,009, $1,013, and $2,738 during the years ended December 31, 2003, 2002, and 2001, respectively. Estimated future amortization expense is $1,009 and $84 for the years 2004 and 2005, respectfully.

Goodwill

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142, annually thereafter and upon the occurrence of any event that indicates potential impairments. The Company performs its annual impairment review during the fourth quarter of each year.

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

     Upon adoption of SFAS No. 142, the Company recorded as of January 1, 2002 a one-time, non-cash charge of $6,674 to reduce the carrying value of its goodwill. Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using a discounted cash flow methodology.

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

Discontinued Operations

     The Company reports discontinued operations as a component of the Company’s operations where the components operations and cash flows have been or will be eliminated from ongoing operations of the Company and the Company will have no significant continuing involvement in the operations of the component after disposal. The results of discontinued operations are reported as a separate component of income, net of income taxes, with all prior periods restated for comparability purposes.

Stock-Based Compensation

     The Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25), and provide the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). Although the Company selected an accounting policy which requires only the excess of the market value of its common stock over the exercise price of options granted to be recorded as compensation expense (intrinsic method), pro forma information regarding net loss is required as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. Pro forma net loss applicable to the option granted is not likely to be representative of the effects on reported net loss for future years. The fair value for these options is estimated at the date of grant using a Black-Scholes option pricing model. Stock compensation determined under the intrinsic method is recognized over the vesting period using the straight-line method.

     Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date granted in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	2003	2002	2001
Net loss, as reported	$(4,264)	$(8,560)	$(310,572)
Dividends on preferred stock	(690)	(198)
Stock based compensation expense recorded under the intrinsic value method	34	307	5,564
Pro forma stock based compensation expense computed under the fair value method	(1,616)	(3,117)	(12,187)

Pro forma net loss applicable to common stock	$(6,536)	$(11,568)	$(317,195)

Loss per share of common stock, basic and diluted:
As reported	$(1.05)	$(1.63)	$(61.93)
Pro forma	$(1.39)	$(2.16)	$(63.25)

     The fair value of the options and warrants granted are estimated on the date of grant using the Black-Scholes option pricing model. The major assumptions used include no dividends paid, a weighted average expected life of two to three years, expected stock volatility of 60% and risk free interest rates ranging from 4.39% to 4.55%. The weighted-average grant-date fair value of options granted during 2003 was $0.15.

Revenue recognition

     The Company’s revenues consist primarily of transaction fees, professional services fees and software license fees.

     The majority of the Company’s revenue is derived from providing application service provider (ASP) based services to our insurance, third-party administrator and self-insured plan customers. The ASP service includes a license to use our software, as well as hosting, maintenance and support (Services). The Services are typically charged on a per employee per month, per claim processed, and/or per document imaged transaction fee basis with potentially a variety of other transaction based fees as specified under each contract. With some exceptions, the Company has not historically sold its software for installation on customers’ systems. Due to the long term nature of the software license under the ASP arrangement and because all revenue elements included in the Services are typically not sold separately, the ASP service revenues are recognized ratably over the term of the agreement and/or as transaction services are provided.

     In preparation for providing services under these multi-year ASP contracts the Company also usually contracts to perform certain professional services directly related to customizing and configuring the licensed software and loading insurance plan data for performance under the contract. The Company defers costs and revenues relating to these professional services and recognizes such costs and revenues ratably over the term of the ASP contract.

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

     Infrequently, the Company has engaged in the direct sale of a software license. Revenue from software license fees that do not require significant modification or customization of the underlying software is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. In connection with the sale of a software license when more than one product or service is provided to a customer under one arrangement the Company allocates revenue to each element of the arrangement based on the relative fair values of the elements. For arrangements with multiple elements, revenue is allocated to each element of a transaction based on its fair value as determined in reliance on “vendor specific objective evidence.” Vendor specific objective evidence fair value for all elements of an arrangement is based upon the normal pricing practice for the products and services when sold separately. In the event that a contract contains terms that are inconsistent with the Company’s vendor specific objective evidence or such evidence is not available for sufficient elements as required under the residual method, all revenues from the contract are deferred until such evidence is established or are recognized on a ratable basis. In those instances where professional services are provided as one of the elements in the arrangement and are essential to the functionality of the software licenses, contract accounting is applied to both the software licenses and services element of the arrangement.

     The Company uses contract accounting for contracts where significant software modification is performed or where services are performed that are essential to the functionality of the delivered software. Generally, contracts that include significant software modification are accounted for using the percentage of completion method with progress measured based on the cost-to-cost method. If the ultimate achievement of customer billing milestones is not reasonably assured, revenue recognition is discontinued until those payment milestones have been achieved. The assumptions used for recording revenue are adjusted in the period of change to reflect revisions. Contracts with significant customer acceptance provisions are recognized using the completed contract method upon achieving customer acceptance of the completed project. During 2003, the Company had one contract in progress under each method. The cumulative impact of any revision in estimates of the percent complete or recognition of losses on loss contracts is generally reflected in the period in which the changes or losses become known.

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

Basic and diluted loss per share of common stock

     Basic loss per share is computed only on the weighted average number of common shares outstanding during the respective periods. Diluted loss per share is computed to show the dilutive effect, if any, of convertible debentures, convertible preferred stock, stock options and warrants. The dilutive effect of stock options and warrants is calculated using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the stock options, warrants and shares issuable upon conversion of the Company’s convertible preferred stock in the computation of diluted earnings per share would be anti-dilutive for the years ended December 31, 2003, 2002 and 2001. Accordingly, these items have not been included in the computation for those periods.

Segments

     The Company presents information regarding its segments based on the Company’s internal organization and presents revenue and operating results based on internal accounting methods. The Company’s financial reporting systems present various data for management to operate the business, including profit and loss statements..

Reclassifications of prior year amounts

     Certain prior year amounts have been reclassified to conform with the 2003 presentation or in accordance with applicable accounting requirements.

Stock Split

     During 2003, the Company completed a 1-for-10 reverse stock split of its $.10 par value common stock. All references to the number of shares and per share amounts have been adjusted to reflect the reverse split for all periods presented.

Gains and losses on extinguishments of debt

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). The Company adopted the provisions of this statement effective January 1, 2003. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of Opinion 30 for such classification was reclassified as gains or losses from continuing operations to conform with the provisions of Statement 145.

Recent accounting pronouncements

     Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 29, 2002. The Company adopted the provisions of this statement effective January 1, 2003. The adoption of SFAS 146 did not have a significant impact on the financial position or results of operations of the Company.

     On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of this statement effective July 1, 2003. The adoption of SFAS 150 had no impact on the financial position or results of operations of the Company.

Note 3 – Concentrations of Credit Risk and Fair Value of Financial Instruments

     The Company’s customers are dispersed across many different geographical areas within the United States. During the year ended December 31, 2003, three customers accounted for 46% of revenues with each customer representing more than 10%. At December 31, 2003, accounts receivable from one of these customers accounted for $965 or 30% of the accounts receivable balance. The Company does not require collateral from its customers. Most customer contracts provide Healthaxis the ability to discontinue monthly ASP services in the event of non-payment, which could be detrimental to the customer. As a result, historical bad debts have not been material. An allowance for doubtful accounts is maintained for estimated losses on specific accounts. Management estimates the allowance for each account, if any, considering the historical payment history of the customer. Generally, uncollectable accounts are charged off when the account becomes nine months old, and the customer has indicated its intent to not pay.

     The carrying amount of cash and cash equivalents, accounts receivable, accounts receivable from affiliate, notes receivable, notes receivable from employees, accounts payable, notes payable and accrued liabilities approximates fair value due to the short maturities of these instruments.

     The Company has no derivative financial instruments.

Note 4 – HAXS Merger

2001 HAXS Merger

     On January 26, 2001, the stockholders of Healthaxis and COM approved the merger of COM with a newly formed, wholly owned subsidiary of Healthaxis (“HAXS Merger”). This transaction was completed pursuant to the terms of the Amended and Restated Agreement and Plan of Reorganization dated October 26, 2000. In accordance with the terms of the agreement, as amended, on January 26, 2001 Healthaxis issued 3,962,909 shares of its common stock to COM shareholders (a 1.334-to-1 ratio). In addition, Healthaxis issued 707,848 warrants and options to purchase Healthaxis common stock to holders of COM stock options and warrants which represented the number of COM options and warrants outstanding on the date of the HAXS Merger after giving effect for the merger ratio. As a result of the HAXS Merger, COM ceased to exist, and the newly formed Healthaxis subsidiary continued as the surviving corporation operating under the Healthaxis.com name.

     The HAXS Merger was accounted for as a purchase of minority interest. The purchase price was determined to be $110,956 which included the following: (1) the fair value of the 3,962,909 Healthaxis shares issued to the holders of COM shares totaling $108,980 ($27.50 per share), (2) the fair value of a portion of the 707,848 Healthaxis options and warrants issued totaling $2,208 less $1,513 of unearned compensation, which represents the intrinsic value of the unvested portion of options issued, and (3) acquisition costs totaling $1,280. Additionally, unearned compensation of $4,972 remaining from the options issued in connection with the Insurdata Merger were revalued at the date of the HAXS Merger resulting in a reclassification between unearned compensation and additional paid-in capital. The measurement date for purposes of calculating the fair value of Healthaxis common shares issued in the HAXS Merger was September 29, 2000, the date the agreement was revised to reflect the final exchange ratio and certain other material terms. The fair value of Healthaxis shares on or about the measurement date was determined based upon quoted NASDAQ market prices. The fair value of Healthaxis options and warrants issued in the HAXS Merger was determined using the Black-Scholes option pricing model (see Note 15).

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

Note 5 – Significant Contracts

     Healthaxis has a fixed fee contract for software licensing, development and systems implementation with the State of Washington Health Care Authority (“HCA”), which began in mid 2002. The Company is the prime contractor and utilizes the services of a development partner to perform a significant part of the work. The Company’s financial obligation to the development partner is based on a fixed fee arrangement (a fixed percentage of the total revenue) and does not vary, regardless of the resources expended by the development partner. Payments to the development partner are contingent on the receipt by the Company of payments from HCA. This project was originally targeted for completion in June 2003.

     Billing under the contract is contingent upon the achievement of certain milestones and acceptance by HCA. Revenues from the HCA contract are recognized under the percentage of completion method of contract accounting. Due to the uncertainty of the profit margin to be achieved from the contract, the Company initially recognized revenue only to the extent costs were incurred under a zero margin approach. During the third quarter of 2003, the estimated project completion date was extended from March 2004 to June 2004. In addition, significant additional resources were applied to the project and the estimated total cost to complete the project increased significantly. Starting in July 2003, the Company determined that progress to completion and revenue under the contract would only be recognized as payment milestones were achieved. No milestones have been formally accepted by HCA since July 2003 and, as a result, no additional revenue has been recognized in the third or fourth quarters of 2003.

     On December 30, 2003, the Company received a notification from HCA stating that the Company was in breach of the contract and claiming various damages. The Company notified HCA that it was not in breach and denied all demands and claims. In January 2004, the Company received a second letter from HCA in the nature of a formal “notice and cure” letter indicating that HCA intended to terminate the contract if the Company did not cure the alleged breaches. The Company again denied all claims and demands and notified HCA of potential claims the Company believes it has against HCA.

     In late February 2004, the parties entered into discussions relating to a mutually acceptable termination of the contract and work on the project was stopped by mutual agreement shortly thereafter. To avoid the time and cost of dispute resolution, the Company proposed a settlement but HCA declined the proposal and has subsequently requested a full or partial refund of all amounts previously paid in full settlement.

     The Company does not believe that it has breached its obligations to HCA, or that HCA is entitled to any refund under the circumstances. Even if the Company is deemed to be in breach, the contract with HCA contains a number of provisions that substantially limit both the types and amounts of damages that HCA may be entitled to receive. In addition, the Company’s agreement with its development partner contains an indemnification of the Company that may cover all or a portion of any damages that may be awarded to HCA.

     The Company and HCA are continuing to discuss terms for a mutually acceptable termination of the contract. In the event these discussions are not successful, either the Company or HCA may invoke formal dispute resolution. In the event formal dispute resolution becomes necessary, the Company intends to vigorously defend the claims made by HCA and will pursue all available claims it has against HCA. The Company believes it is not possible to estimate the amount of a probable loss, if any, that might result from some adverse aspects of the ongoing settlement discussions or dispute resolution process. Furthermore, the Company believes that the development partner is contractually obligated to, either partially or wholly, indemnify the Company for any losses. However, until the matter is settled or otherwise resolved, the full effect of the indemnification can not be determined.

     For the years ended December 31, 2003 and 2002, the Company recognized revenues from the HCA contract of $946 and $1,004 respectively, and had collected $930 under the contract. As of December 31, 2003, the Company wrote-off all of the remaining assets associated with the HCA contract. Under the terms of the contract between the Company and the development partner, no amounts are due to the development partner until receipt of payments by the Company from HCA. Therefore, the Company eliminated the amount due to the development partner, which was based on amounts expected to be collected from HCA. An additional accrual was provided for the development costs incurred in 2004 that will not be realized.

     The amount and components of the charge taken by the Company in the fourth quarter are:

Costs in excess of billings	$1,133
Accounts receivable from HCA	178
Amounts due to the development partner	(997)

Net asset written off	314
Accrual for additional 2004 amounts	106

Total charge to cost of revenues	$420

Although the ultimate disposition of this matter cannot be predicted with certainty, it is the opinion of the Company’s management that the outcome of this matter will not have a materially adverse effect on the consolidated financial condition of the Company, but could affect the consolidated results of operations and cash position in a future period.

     The Company has accounted for activities under a contract with Affiliated Computer Services (“ACS”) for the State of Georgia Department of Community Health under the completed contract method. In September 2003, the Company was notified by ACS that the portion of the prime contract that the Company was working on had been cancelled. Accordingly, the prime contractor requested that the Company stop work on this contract. Based on these events, management determined that its work under the contract was complete. Previously deferred revenues and costs totaling $550 and $567, respectively, were recognized during the third quarter of 2003. During the forth quarter of 2003, the Company reached a termination agreement with ACS and received an additional $282 for all work performed through the date of termination. This receipt was recorded as revenue in that period along with $137 of costs paid to a subcontractor. The termination agreement with ACS included a mutual release of liability.

Note 6 – Property, Equipment and Software

     Property, equipment and software, at cost, consist of the following:

	Useful Lives	December 31,
	(Years)	2003	2002
Computer equipment	3	$7,314	$7,964
Office furniture and equipment	7	1,319	1,717
Leasehold improvements	3-5	537	956
Computer software	1-3	2,020	1,999

		11,190	12,636
Less accumulated depreciation and amortization		(9,952)	(11,174)

		$1,238	$1,462

     Property, equipment, and software depreciation and amortization expense totaled $1,050, $2,060 and $3,026 for the years ended December 31, 2003, 2002 and 2001 respectively. During 2002, the Company recorded an impairment charge in the Technology and Operations segment related to the disposal of printing equipment in the amount of $123. The impairment charge was caused by the Company’s outsourcing of its print and distribution operations.

     During 2001, the Company sold its former headquarters building in Pennsylvania for a gross sales price of $3,000, which resulted in a realized loss of $2,498. The net cash proceeds from the sale totaled $2,626.

Note 7 –Goodwill

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. The following pro forma information presents net loss and loss per common share adjusted to exclude goodwill amortization expense for the year ended December 31, 2001:

Reported net loss	$(310,572)
Add back: amortization of goodwill	$8,628

Adjusted net loss	$(301,944)

Basic and diluted earnings per share:
Reported net loss	$(61.93)
Add back: amortization of goodwill	$1.72

Adjusted net loss	$(60.21)

Impairment of Goodwill

     The changes in the carrying amount of goodwill are as follows:

	Discontinued			Consolidated
	Operations	T&O	BPOS	Total
Balance at January 1, 2002	$484	$23,011	$813	$24,308
Cumulative effect adjustment	—	(6,674)	—	(6,674)

Adjusted balance at January 1, 2002	484	16,337	813	17,634
Goodwill impairment included in loss on disposal of discontinued segment	(484)	—	—	(484)
Results of annual impairment test	—	(5,874)	—	(5,874)

Balance at December 31, 2002	—	10,463	813	11,276
Results of annual impairment test	—	—	—	—

Balance at December 31, 2003	$—	$10,463	$813	$11,276

     During 2002, Healthaxis completed a transitional goodwill impairment test in accordance with the new goodwill accounting standard. This test resulted in a $6,674 impairment charge, related to the Technology & Operations operating segment. The impairment charge is shown as a cumulative effect of an accounting change as of January 1, 2002.

     In connection with the June 2002 termination of the Services Agreement with UICI, Healthaxis recorded impairment charges related to goodwill and customer base in the amounts of $484 and $3,080, respectively. The amounts are shown as a loss on the disposal of discontinued operations. The impairment charges result from a write off of the entire amount of goodwill and customer base allocated to the discontinued segment.

     SFAS No. 142 also requires the establishment of an annual impairment date for purposes of evaluating goodwill and other indefinite lived assets on an ongoing basis. Healthaxis selected October 1 as the annual impairment testing date. In the fourth quarter of 2002, the Company recognized an additional impairment loss of $5,874 in the Technology & Operations segment. The loss results from revised estimates of future cash flows and the implementation of new guidance related to accounting for the effects of deferred tax assets on the fair value of a reporting unit. The Company determined the fair value of each reporting unit using a discounted future cash flows approach. It is reasonably possible that the carrying amount of goodwill could be affected in the near term by changes in estimates used by management to calculate the fair value of each reporting unit.

2001 Impairment of Goodwill

     Prior to January 1, 2002, the Company accounted for goodwill under the rules that existed at that time. We determined that certain events occurred in May 2001 that indicated a potential impairment in the carrying value of goodwill. During May 2001, it became apparent that previous growth expectations could not be met. As such, the Company evaluated the book value of goodwill along with the estimated useful life of the asset (20 years). Based upon ongoing changes in the marketplace, in addition to recent changes within the Company itself, management determined that it was appropriate to reduce the useful life of goodwill from 20 years to 10 years. The Company initially evaluated the book value of goodwill using an estimate of the future undiscounted cash flows of the business enterprise over the adjusted estimated useful life. This analysis indicated that the goodwill was impaired as the carrying value of goodwill exceeded the undiscounted cash flows. The Company then proceeded to analyze future cash flows on a discounted basis. The analysis of discounted future cash flows resulted in an impairment loss in the book value of goodwill totaling $277,203, which is included in restructuring and impairment charges.

Note 8 – Notes Receivable

Notes receivable consist of the following:

	December 31,
	2003	2002
Note receivable from customer, monthly payments of $8, matures December 2004, bears no interest (discounted at 8.75%), unsecured	88	168
Notes receivable from current and former employees	—	134
Notes receivable from employees, matures March 2004, bears interest at 8%, secured by Healthaxis common stock	36	36
Other	—	10

Total	124	348
Less current portion	(124)	(214)

Notes receivable, non-current	$—	$134

Note 9 – Income Taxes

Significant components of deferred taxes consisted of the following:

	December 31,
	2003	2002
Deferred tax assets:
Reserve for bad debt	$15	$68
Post employment retirement benefits	329	338
Net operating and capital loss carryforwards	50,787	47,326
Accrued expenses and deferred revenues	582	778

Total deferred tax assets	51,713	48,510
Deferred tax liabilities:
Customer base	(383)	(736)
Capitalized software development costs	(384)	(526)
Other, net	(383)	(70)

Total deferred tax liabilities	(1,150)	(1,332)

Deferred tax asset before valuation allowance	50,563	47,178
Valuation allowance	(50,563)	(47,178)

Net deferred tax asset	$—	$—

     During 2000, COM was not eligible to participate in the Company’s consolidated federal income tax return. However, from January 26, 2001 (date of HAXS Merger) forward, COM is included in the Company’s consolidated federal income tax return. The Company’s net operating loss carryforward amounts of $142,000 begin to expire in 2018 and fully expire in 2024.

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

     The reconciliation of the recorded income tax provision to the benefit expected by applying the appropriate statutory income tax rate (35%) to the loss before income taxes is as follows:

	Years Ended December 31,
	2003	2002	2001
Amount computed at statutory rate	$(1,492)	$(2,996)	$(109,778)
Change in valuation allowance	3,383	(890)	6,962
Expiration/adjustment of net operating losses	(1,690)	4,544	—
Amortization/impairment of goodwill	—	4,561	100,676
Gain on extinguishment of debt	—	(5,844)	—
Other permanent differences	(201)	625	2,140

Total income tax benefit	$—	$—	$—

Note 10 – Accrued Liabilities and Other Liabilities

Accrued liabilities and other liabilities consist of the following:

	December 31,
	2003	2002
Salaries, benefits and payroll taxes	$389	$465
Dividends and interest	223	237
Taxes	1,331	1,085
Other	319	145

	2,262	1,932
Less other long-term liabilities	(1,467)	(1,085)

Accrued liabilities	$795	$847

Other long-term liabilities at December 31, 2003 and 2002 consist primarily of a contingent tax liability and customer deposits.

Note 11 – Notes Payable

     On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. In conjunction with the purchase, the Company entered into a promissory note in the amount of $3.4 million, which is due over three years and bears interest at 6%. The promissory note will be paid through deductions from the monthly invoices for BPO services provided by the Company to the Mega Life & Health Insurance Company (“Mega”), a UICI subsidiary. The amount of the monthly payment will be equal to the greater of one half of the Mega invoice amount for BPO services or $65,000. A balloon principal payment is due at the maturity of the note if the note has not been paid through the monthly payments.

     Maturities of the notes payable for the years subsequent to December 31, 2003 are as follows:

2004	$599
2005	635
2006	2,062

$3,296

Note 12 – Convertible Debentures

     On September 15, 1999 Healthaxis issued 2% convertible debentures (“Debentures”) in the amount of $27,500 with an original due date of September 14, 2002. The Debentures included interest at the rate of 2% per annum, payable in cash or the equivalent value of Healthaxis’ common stock, semi annually on January 1 and July 1 of each year, beginning on January 1, 2000.

     As part of the transaction, Healthaxis issued to the Debenture holders warrants to purchase 20,280 shares of its common stock at an exercise price equal to the conversion price ($203.40 per share) (“Warrants”). The Warrants had a term of five years, were valued at $2,317 and were accounted for as a cost of issuing the Debentures. The total cost of issuing the Debentures was $3,052 and consisted of the value of the Warrants and other costs, which have been amortized over the anticipated life of the Debentures as interest expense.

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

     During January 2001, the Company completed a restructuring of its Debentures that resulted in a reduction of the conversion rate from $203.40 per share to $90.00 per share, an extension of the maturity date from September 14, 2002 to September 14, 2005, and a modification of the events of default. In addition, the terms of the Warrants to purchase 20,280 shares of Healthaxis’ common stock issued to the purchasers of the Debentures were also amended to reduce the exercise price to $30.10 per share and to extend the exercise period of the warrants for an additional year, or until September 13, 2005. As a result of the significance of the modifications, the original instrument was considered extinguished, and a new instrument issued. The Debentures were recorded at their estimated fair value of $27,000. The fair value of the Debentures was estimated based on an estimated discount rate of 10% and consideration of the estimated fair value of the adjusted equity conversion rights. The adjusted equity conversion rights were valued using the Black-Scholes option pricing model with the following assumptions: 100% volatility, expected term of 4.75 years representing the extended term of the convertible debt, 0% dividends, and a 5% risk free interest rate. As a result of the transaction, the Company recorded a gain of $1,681, which represents the excess of the carrying value over the estimated fair value of the debt.

Extinguishment of Convertible Debentures

     On July 31, 2002, Healthaxis completed a transaction in which the holders of its $27,500, 2% Convertible Debentures exchanged their debentures for 23,500 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) and a cash payment of $4,000. The Company recorded a gain on extinguishment of debt totaling $16,388 related to the transaction for the difference between the carrying value of the convertible debentures and the estimated fair value of the cash and preferred stock exchanged.

Note 13 – Post Retirement and Post Employment Liabilities and Employee Benefit Plans

     Healthaxis has an obligation to provide certain post retirement benefits, primarily lifetime health, dental and life insurance coverage, to a group of individuals consisting of three former executives, 17 retired employees, and the Company’s former Chairman. Because this obligation exists until the death of the participants, actuarial calculations, which include the use of estimates, are used to determine the carrying value of the liability. These estimates include a life expectancy of 83 years, a discount rate of 6.75% to calculate the present value of the expected future costs, a 3% annual growth factor for life insurance and a range of 6% - 14% annual growth factor for medical insurance. It is reasonably possible that these estimates could change in the near term. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate results in an approximate $36 increase and $36 decrease, respectively, on the accumulated post retirement obligation.

Changes in the post retirement and past employment liabilities were as follows:

Balance at January 1, 2002	$995
Interest cost	69
Service cost	58
Benefits paid	(156)

Balance at December 31, 2002	966
Interest cost	62
Service cost	58
Benefits paid	(146)

Balance at December 31, 2003	$940

     At December 31, 2003 and 2002, the unamortized, unrecognized net obligation existing at the date of the initial application of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” was $177 and $235, respectively. The amortization of this transition liability was $58 per year for the years ended December 31, 2003, 2002, and 2001, and is included as a component of service cost. Under the Financial Staff Position No. 106-1 (FSP 106-1), the Company has made a one-time election to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 until authoritative guidance on the accounting for the federal subsidy is issued.

     Benefits expected to be paid for each of the next five years and in aggregate for the five years thereafter are as follows:

2004	$117
2005	99
2006	83
2007	84
2008	82
2009-2013	475

     The Company estimates contributions to be paid under the plan in 2004 will be $117.

     The Company sponsors a defined contribution retirement savings plan under section 401(k) of the Internal Revenue Code covering substantially all employees. All contributions are subject to limitations imposed by IRS regulations. The total benefit expense under this plan amounted to $32, $304, and $558 for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 14 - Stockholders’ Equity

Repurchase of Securities Held by UICI and Repricing of Series A Convertible Preferred Stock

     On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3,900. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48.3 percent of the Company’s outstanding common stock; 1,424 shares of Series A Convertible Preferred Stock, or 6.1 percent of the outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3,900 included $500 cash at closing, and a $3,400 promissory note (See Note 11). To obtain the required approval of this transaction from the Series A Preferred shareholders, the Company agreed to reduce the conversion price of the remaining preferred shares from $26.25 to $15.50. The repurchase of the preferred shares held by UICI reduced the total liquidation value of the outstanding Series A Preferred stock from $23,500 to $22,076.

Reverse Stock Split

     On August 19, 2003, the Board of Directors authorized a 1-for-10 reverse stock split of the Company’s $.10 par value common stock. As a result of the reverse split, the number of shares outstanding on that date was reduced from 53,528,557 to 5,353,361. To gain the required approval of this transaction from the Series A Preferred shareholders, the Company paid a one-time consent fee equal to 1 percent, or $235, of the then outstanding Series A Preferred stock liquidation value. The payment has been included in dividends on preferred stock.

All references in the accompanying financial statements to the number of common shares and per share amounts for prior periods have been restated to reflect the reverse stock split.

Series A Convertible Preferred Stock

     Series A preferred stock (“Preferred Stock”) has a par value of $1.00 per share and a stated value of $1,000 per share. The Preferred Stock, of which 22,076 shares are outstanding at December 31, 2003, is convertible into common stock at a price of $15.50 per share and carries a dividend rate of 2% per annum, payable semi-annually on July 15 and January 15 of each year, in cash or, in some circumstances, common stock. The conversion price is subject to downward adjustments in some limited circumstances including; 1) a sale of common stock by Healthaxis at a price per share that is below the then-applicable conversion price, 2) the declaration of a common stock dividend or distribution, 3) a stock split or 4) the issuance of options, warrants or other convertible securities under certain circumstances with a conversion price less than the preferred shareholders’ then-applicable conversion price.

     The terms of the Preferred Stock include redemption provisions that could be triggered if the Company fails to comply with some contractual terms. Redemption, at the stated value, could be effected in the event that any of the following events occur without, generally, the affirmative vote or consent of the holders of at least 60% of the then outstanding Preferred Stock. Management believes it can control whether any of the following events occur:

•	Amendment of the Series A Convertible Preferred Stock certificate of designation

•	Amendment of the Company’s articles of incorporation or bylaws that adversely affect the rights of the Series A Preferred Stockholders

•	Increase or decrease (other than by conversion) the total number of authorized shares of Series A preferred stock

•	Increase or decrease below 100,000,000 shares the total number of authorized shares of common stock

•	A reverse stock split

•	Redemption or repurchase of common stock or any other junior security

•	Declaration of dividends on common stock

•	Agreement or transaction with a related party, subject to certain exclusions, including transactions approved by the Company’s related party transactions committee

•	Avoidance of the terms of the Series A Preferred Stock

•	Issuance of any securities having preference over the Series A Convertible Preferred Stock

•	Liquidation of the Company’s business

•	Transaction to sell, lease, transfer, convey, exclusively license or otherwise dispose of all or substantially all of the assets of the Company

•	Reorganization, merger, consolidation, or similar transaction involving the Company in which more than fifty percent (50%) of the Company’s voting power is disposed of

•	Transaction to sell, transfer, encumber, exclusively license, or otherwise dispose of any material assets or properties of the Company taken as a whole or in a series of related transactions

•	Incur debt having an outstanding principal amount of $2,000 or more in the aggregate

•	Entering into a new line of business

•	Pledge of any shares of the Company’s capital stock

•	Engagement of any transaction or arrangement involving the sale, issuance or potential issuance of any securities that would 1) cause the conversion price to be lower than $5.50 or 2) under the applicable rules of the NASDAQ National Market, limit the ability to fully adjust the conversion price in accordance with the terms of the Series A Convertible Preferred Stock certificate of designation

•	Failure to keep a registration statement relating to the resale of the common stock issuable upon conversion of the Preferred Stock continuously effective for a specified period

•	Material breach of any representation or warranty

•	Failure to maintain sufficient shares of common stock reserved for issuance upon conversion of Preferred Stock

     The Preferred Stock contains, among other things, terms providing the holders a preference in the payment of dividends, and also a liquidation preference at least equal to the stock’s stated value plus accrued but unpaid dividends, and contains obligations to which the Company must adhere. The stated value of the Preferred Stock at December 31, 2003 was $22,076. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in certain circumstances. In 2002, the Company recorded the Preferred Stock as a component of equity at its estimated fair value totaling $6,638, less transaction costs of $358. The determination of fair value was based upon consideration of 1) the value of the indefinite future dividend stream discounted at 25%, 2) the value of the conversion rights determined by applying the Black-Scholes option pricing model using an expected term of 10 years, expected volatility of 60%, a risk free interest rate of 5%, and no expected dividends, and 3) a valuation of the preferential liquidation rights and privileges. After purchasing the preferred stock held by UICI during 2003, the balance as of December 31, 2003 was $5,899.

Other

At December 31, 2003, common stock reserved for future issuance is as follows:

Conversion of Preferred Stock	1,424,258
Options issued in HAXS Merger	409,851
Healthaxis 2000 Option Plan	1,000,000
Outstanding warrants	160,652
Other inactive option plans	196,557

Total	3,191,318

Note 15 – Stock Options and Warrants

Healthaxis Stock Options and Warrants

     From 1996 through 1999, Healthaxis maintained several stock option plans that provided for option grants to directors and key employees of Healthaxis and its subsidiaries. In addition, certain Healthaxis option plans provided for grants to non-employee field representatives and agents related to Healthaxis’ discontinued insurance operations. During 2000, no options were granted and all such plans became inactive. The total number of options outstanding under these plans as of December 31, 2003 is 606,408.

     On January 26, 2001 the Healthaxis shareholders approved the 2000 Stock Option Plan (“Healthaxis 2000 Plan”). Under the Healthaxis 2000 Plan, employees, officers and directors of Healthaxis, as well as certain consultants, are eligible to receive Healthaxis options. Nonqualified or incentive stock options may be granted. The plan is administered by the Compensation Committee, which is appointed by the Company’s Board of Directors. The Compensation Committee determines such things as the number of options to be granted to each participant, the exercise price, the vesting schedule and the expiration date. Options awarded under this plan include a mandatory Confidentiality and Non-Interference attachment, whereby the recipient agrees to certain covenants as a prerequisite to receiving the option award. The total number of options outstanding under these plans as of December 31, 2003 is 328,995.

     The following table summarizes the changes in outstanding Healthaxis stock options and warrants:

	Stock Options		Warrants
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1, 2001	257,277	$30.20	161,630	$73.20
Granted	691,992	22.00	95,281	52.50
Exercised	—	—	—	—
Canceled/forfeited	(125,295)	30.30	(30,000)	33.80

Outstanding at December 31, 2001	823,974	23.30	226,911	51.70
Granted	151,300	7.10	—	—
Exercised	—	—	—	—
Canceled/forfeited	(118,969)	21.90	(29,170)	110.30

Outstanding at December 31, 2002	856,305	20.70	197,741	43.10
Granted	185,732	3.40	—	—
Exercised	—	—	—	—
Canceled/forfeited	(106,634)	23.69	(37,089)	44.81

Outstanding at December 31, 2003	935,403	$16.89	160,652	$42.65

Options/Warrants Exercisable at December 31,

	Options	Warrants
2001	662,156	224,381
2002	709,912	195,211
2003	744,280	160,652

Following is a summary of the status of stock options outstanding at December 31, 2003:

Outstanding Options				Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Price Range	Number	Life	Price	Number	Price
$2.30 - $9.90	420,541	7.09	$6.29	255,735	$7.44
$10.00 - $17.00	214,093	3.88	12.93	201,490	13.12
$21.00 - $36.40	233,744	2.77	28.90	220,026	28.95
$42.50 - $50.00	50,025	2.19	43.30	50,029	43.30
$75.00 - $100.00	17,000	2.85	86.03	17,000	86.03

	935,403			744,280

     Total stock based compensation for the years ended December 31, 2003, 2002, and 2001 totaled $34, $307, and $5,564, respectively.

COM Stock Options

     On May 24, 2000, the board of directors of COM repriced 177,305 existing options. The options affected had original exercise prices ranging from $120.00 to $150.00 per share. The exercise price of these options was adjusted to $33.10 based upon the quoted market share price of Healthaxis’ common stock as reported on the NASDAQ National Market on the date of the repricing. COM accounted for these options as a variable award subsequent to the repricing. In January 2001, these awards were exchanged for Healthaxis options under the terms of the HAXS Merger and continue to be accounted for under variable option accounting. The fair value of Healthaxis’ stock at December 31, 2003, 2002 and 2001, was below the exercise price of $33.10 per share and as such, no compensation cost has been recognized during the years ended December 31, 2003, 2002 and 2001 due to the repricing. Options that remain outstanding are included in the tables above.

Warrants

     During 1998 and 1999, COM issued a total of 112,500 warrants. Of these warrants, all but 6,300 were issued in connection with marketing and carrier agreements related to COM’s discontinued retail website operations or to employees, consultants and agents of the Company. The 6,300 warrants issued in 1999 were issued in connection with the issuance of Series C Preferred Stock and were recorded as a direct financing cost. On January 26, 2001, pursuant to the terms of the HAXS Merger, the Company issued 95,281 warrants in exchange for the outstanding COM warrants. The warrants were included as a component of the HAXS Merger purchase price based upon their fair value determined using the Black-Scholes option-pricing model. The following major assumptions were used in the model: average expected term of 4.24 years, expected volatility of 100%, a risk free interest rate of 4.75%, and no expected dividends. Warrants that remain outstanding are included in the tables above.

Note 16 – Segment Reporting

     As of January 1, 2003, the Company’s operating segments were:

•	Technology & Operations (T&O)- provides web-enabled systems for enrollment, administration and processing of health insurance claims on an ASP basis, connectivity platforms and solutions for self service (broker, employer, employee and providers), large group enrollment and small group enrollment and post-sale administration of group and individual insurance policies including health, life and dental insurance. Specifically, revenue in this segment is derived from the Insur-Claim, Insur-Admin, and WebAxis suite of products and services.

•	BPO Services (BPO)- provides electronic data capture, imaging, storage and retrieval of health insurance claims, attachments and other correspondence, and claims pre-adjudication services.

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

     Each business segment generally sells its products and services to the same constituent users, generally located in the United States, namely healthcare payers and third party administrators.

     All revenue is specifically associated with a separate business unit and therefore there are no reconciling items. Operating income does not include any cost allocations for corporate overhead. All assets are not specifically identified with a segment and are therefore not presented. The Company’s financial results by business segment are as follows:

			Corporate	Consolidated
	T&O	BPOS	Overhead	Total
Year Ended December 31, 2003
Revenue	$16,097	$4,754	$—	$20,851
Depreciation and amortization	1,705	370	1,367	3,442
Operating income (loss)	1,022	240	(5,556)	(4,294)

			Corporate	Consolidated
	T&O	BPOS	Overhead	Total
Year Ended December 31, 2002
Revenue	$15,671	$4,145	$—	$19,816
Depreciation and amortization	1,856	756	1,511	4,123
Operating income (loss)	(1,551)	(1,647)	(11,935)	(15,133)

			Corporate	Consolidated
	T&O	BPOS	Overhead	Total
Year Ended December 31, 2001
Revenue	$18,256	$4,849	$—	$23,105
Depreciation and amortization	2,116	768	12,833	15,717
Operating income (loss)	(2,787)	(1,016)	(310,421)	(314,224)

     BPOS includes a processing center in Jamaica. Approximately 12% of the Company’s revenues from continuing operations in 2003 were derived from the Jamaican operation, which processes claims for the Company’s domestic (U.S. based) clients. Additionally, the Jamaican operation accounts for approximately $132 of the net book value of the Company’s fixed assets at December 31, 2003, primarily consisting of data processing equipment, software and furniture. Any interruption of service in the Jamaican operation could result in downtime and additional expense to repair the facility, relocate the operation or divert the processing to the Company’s U.S. based centers.

Note 17 - Related Party Transactions

     Historically, Healthaxis conducted a significant amount of business with a major shareholder, UICI. Prior to September 30, 2003, UICI owned a significant portion of the Company’s outstanding common stock, and also owned preferred stock and warrants. See Note 14 for a discussion of the repurchase of Healthaxis securities from UICI. As of December 31, 2003 UICI owned no Healthaxis securities.

     At December 31, 2002, UICI owned 46% of the Company’s outstanding common stock and owned warrants to purchase 22,240 shares of the Company’s common stock at prices ranging from $30.10 to $120.00. UICI also owned 1,424 shares of the Company’s Series A convertible preferred stock that were convertible into 54,248 common shares.

     Healthaxis previously provided services to a number of UICI subsidiaries and affiliates pursuant to various written agreements. These services included the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. The most significant of these agreements was the Services Agreement. Healthaxis has previously reported the revenues and expenses associated with the Services Agreement as those from the UICI Outsourcing segment. In June 2002, the Company and UICI terminated the Services Agreement (See Note 18). Notwithstanding, Healthaxis continues to provide products and services to UICI aside from the terminated Services Agreement.

     For the years ended December 31, 2003, 2002, and 2001, UICI and its subsidiaries and affiliates accounted for $1,836 (9%) $2,084 (11%), and $8,972 (39%), respectively, of the Company’s revenues from continuing operations. The 2003 amount includes $1,429 of revenue prior to September 30, at which time UICI sold its holdings in Healthaxis and is no longer considered an affiliate. As of December 31, 2003 and 2002, Healthaxis had accounts receivable due from UICI and its subsidiaries and affiliates totaling $121 and $245, respectively. These amounts represented 4% and 7% of the Company’s total accounts receivable from continuing operations at December 31, 2003 and 2002, respectively. In addition, UICI revenue from discontinued operations totaled $8,212 and $20,685, for the years ended December 31, 2002 and 2001, respectively.

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

     Netlojix Communications, Inc., a telephone company in which Ronald L. Jensen, Chairman of UICI and a former director of COM, and parties affiliated with Mr. Jensen own a controlling interest, provides telephone services to the Company pursuant to a written agreement dated September 2002. The agreement will expire in August 2004. For the year ended December 31, 2003, 2002 and 2001, Healthaxis paid Netlojix Communications, Inc. approximately $158, $279 and $500, respectively, for services under this agreement.

Alvin H. Clemens Severance Agreement

     On August 15, 2000, Alvin H. Clemens and Healthaxis entered into an agreement terminating Mr. Clemens’ employment contract. The termination agreement became effective upon consummation of the

HAXS Merger in January 2001. Under the terms of the termination agreement, Mr. Clemens was to receive aggregate payments totaling $2,125 paid in quarterly installments over five years beginning in the first quarter of 2001. The Company, at its option, could make the quarterly payments in shares of Healthaxis common stock not to exceed a total of 50,000 shares. Mr. Clemens, at his option, could request that the Company pay one-third of the value of each payment in cash in lieu of stock to cover income tax liabilities. The Company recorded $1,862 of compensation expense related to this agreement during 2001, which is included in general and administrative expenses.

     During 2001, the Company elected to make the quarterly severance payments in common stock, to the extent not offset by Mr. Clemens’ elections to receive one-third of such value in cash. The Company issued 9,444 shares to Mr. Clemens in 2001 under this arrangement. At December 31, 2001, the accrued liability relating to this arrangement totaled $1,700.

     On February 27, 2002, the Board of Directors approved an agreement pursuant to which Mr. Clemens agreed to accept 35,833 shares of the Company’s common stock in full payment and satisfaction of the remainder of the severance obligation. The Company recorded a gain in the first quarter of 2002 totaling $1,345 related to the settlement of this liability, which was based upon the difference between the carrying amount of the liability and the fair value of the common stock issued to Mr. Clemens.

Transactions with Digital Insurance

     In connection with the sale of the retail website operations to Digital Insurance, Healthaxis and Digital Insurance entered into a Software Licensing and Consulting Agreement that provided Healthaxis with: a perpetual nonexclusive license to use and sublicense, subject to certain restrictions, the user interface sold to Digital Insurance; licensing fees over 30 months of $3.0 million for software owned by Healthaxis that would be used by Digital Insurance in conjunction with the user interface it purchased; and professional service fees over 12 months of a minimum of $3.0 million for services relating to customizing, maintaining and upgrading the user interface and other software.

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

     Revenue recognized during the years ended December 31, 2003, 2002 and 2001 under these agreements totaled $133, $585 and $2,422, respectively.

During 2001, the Company recorded a charge totaling $2,872 related to its investment in Digital Insurance. This write down was based upon management’s estimate of the investment’s fair value and was included in interest income and other income (expense). In October 2001, Digital Insurance completed an equity financing of $6.0 million, for which Healthaxis waived its preemptive rights to participate. Based upon the dilution and the share price for the newly issued preferred stock, the Company determined that an other than temporary decline in value occurred. At December 31, 2001, the Company’s carrying value for the investment in Digital Insurance was $227 ($.07 per share). In July

2002 and November 2002, Digital Insurance completed additional rounds of equity funding which further diluted Healthaxis’ holdings to 0.1%. During 2002, management concluded that an additional, other than temporary decline in the fair value of the investment had occurred and recorded an impairment charge equal to the remaining carrying value of the investment ($227). As of December 31, 2002, the carrying value of the investment was zero.

Note 18 – Termination of UICI Technology Services Agreement

     On June 11, 2002, the Company initiated and entered into an agreement with UICI terminating the amended Information Technology Services Agreement (the “Services Agreement”) between the two parties. The Services Agreement was originally entered into on January 3, 2000 in conjunction with the merger of Healthaxis.com, Inc and Insurdata Incorporated. Under the terms of the termination agreement, UICI made a one-time cash payment to Healthaxis in the amount of $6,500 and tendered 50,000 shares of Healthaxis common stock back to the Company. In return, approximately 165 Healthaxis employees that were previously dedicated to providing services to UICI under the Services Agreement were transferred to and became employees of UICI on June 15, 2002. Due to the related party nature of the transaction, the Company has recorded the net proceeds, totaling $6,359, as a contribution of capital from a significant shareholder. A loss on disposal of discontinued operations in the amount of $3,564 was recorded as a result of the termination. The loss consisted of impairment charges for goodwill and customer base totaling $484 and $3,080, respectively. The impairment charges result from a write off of the entire amount of goodwill and customer base allocable to the Services Agreement.

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

     The operating results of the discontinued UICI Outsourcing segment are as follows:

	Years Ended December 31,
	2002	2001
Revenues	$8,212	$20,685
Costs of revenues	6,814	17,436
Amortization of intangibles	548	1,563

Total expenses	7,362	18,999

Net income	$850	$1,686

Note 19 – Operating Lease Obligations

     The Company leases office space and various pieces of equipment under operating leases expiring in various years through 2007. Rental expense for the years ended December 31, 2003, 2002, and 2001 was $1,168, $1,374 and $1,542, respectively. Future minimum rent payments under capital and operating leases through lease termination for each of the next five years and in aggregate are as follows:

2004	$1,117
2005	985
2006	48
2007	50

$2,200

Note 20 - Commitments and Contingencies

     The Company is involved in normal litigation, including that arising in the ordinary course of business. See discussion of the State of Washington contract in Note 5 of these Notes to Consolidated Financial Statements. Management is of the opinion that no pending litigation will have a material adverse effect on the results of operations or financial position of the Company.

Note 21 – Restructuring and Impairment Charges

November 2002 Cost Reduction Initiative and Goodwill Impairment

     In November 2002, Healthaxis began a cost reduction and business effectiveness initiative designed to more closely align expenses with revenues and to enhance the Company’s operating performance. The cost reduction initiative consisted of both a reduction in the Company’s labor force as well as an across-the-board reduction in salary levels. The reduction in labor force was effective in mid-November. The Company recorded severance expenses related to the terminated employees totaling $358, which is included in restructuring and impairment charges. The reduction in salary levels was effective January 1, 2003. In addition, the Company recorded an impairment charge to goodwill of $5,874 in 2002 (See Note 7).

2001 Restructuring

     In May 2001, the Board approved a restructuring plan and realignment of operations modifying the structure and size of the Company, resulting in restructuring and impairment charges of $279,607. Approximately $277,203 of this charge was attributable to the impairment of goodwill (see Note 7). The remainder was to record other costs of the restructuring, including severance payments for terminated employees in the amount of $348 and the reduction of other long-lived assets, including software and other assets, in the amount of $1,856. The Company was successful in lowering headcount, eliminating the development and marketing of certain products, lowering operating cots and moving its headquarters from Pennsylvania.

Note 22 – Quarterly Results of Operations (unaudited)

The following is a tabulation of the Company’s quarterly results of operations for the years 2003 and 2002:

	2003
	Q1	Q2	Q3	Q4	Total
Revenue	$5,231	$5,483	$5,352	$4,785	$20,851
Operating expenses	6,615	6,419	6,149	5,962	25,145

Operating loss	(1,384)	(936)	(797)	(1,177)	(4,294)
Interest expense and other income, net	11	3	3	13	30

Net loss	$(1,373)	$(933)	$(794)	$(1,164)	$(4,264)

Net loss per share of common stock (basic and diluted)	$(0.28)	$(0.20)	$(0.22)	$(0.46)	$(1.05)

	2002
	Q1	Q2	Q3	Q4	Total
Revenue	$5,292	$4,588	$4,850	$5,086	$19,816
Operating expenses	6,776	8,176	7,086	12,911	34,949

Operating loss	(1,484)	(3,588)	(2,236)	(7,825)	(15,133)
Gain on extinguishment of debt	—	—	16,388	—	16,388
Interest expense and other income, net	(64)	(342)	(8)	(13)	(427)

Income (loss) from continuing operations	(1,548)	(3,930)	14,144	(7,838)	828
Loss on disposal of discontinued operations	—	(3,564)	—	—	(3,564)
Gain from discontinued operations	547	269	34	—	850

Income (loss) before cumulative effect of accounting change	(1,001)	(7,225)	14,178	(7,838)	(1,886)
Cumulative effect of accounting change	(6,674)	—	—	—	(6,674)

Net income (loss)	$(7,675)	$(7,225)	$14,178	$(7,838)	$(8,560)

Gain (loss) per share of common stock - basic
Continuing operations	$(0.29)	$(0.73)	$2.62	$(1.46)	$0.12
Discontinued operations	0.10	(0.61)	0.01	—	(0.51)
Cumulative effect of accounting change	(1.25)	—	—	—	(1.24)

Net income (loss)	$(1.44)	$(1.35)	$2.63	$(1.46)	$(1.63)

Gain (loss) per share of common stock – diluted
Continuing operations	$(0.29)	$(0.73)	$2.34	$(1.46)	$0.12
Discontinued operations	0.10	(0.61)	0.01	—	(0.51)
Cumulative effect of accounting change	(1.25)	—	—	—	(1.24)

Net income (loss)	$(1.44)	$(1.35)	$2.35	$(1.46)	$(1.63)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

Item 9A. Controls and Procedures

     As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by it under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

     There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required to be included in Item 10 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2004 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

     The information required to be included in Item 11 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2004 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required to be included in Item 12 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2004 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

     The information required to be included in Item 13 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2004 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services

     The information required to be included in Item 14 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2004 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following consolidated financial statements of Healthaxis Inc. are included in Item 8:

(1)	List of Financial Statements:

(2)	Financial Statement Schedules:

                All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits:

     The Exhibits listed on the accompanying Exhibit Index immediately following the Financial Statement Schedules are filed as part of, and are incorporated by reference into, this Report.

(b)	Reports on Form 8-K:

          The Company filed a current report on Form 8-K on October 1, 2003 in which it disclosed, under Item 5, the repurchase of some of its securities from a shareholder, and a current report on Form 8-K on November 5, 2003, in which it disclosed, under Item 9, a press release dated November 4, 2003 announcing the third quarter 2003 financial results.

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

Healthaxis Inc.
Date: March 29, 2004	By:	/s/James W. McLane
James W. McLane
Chairman of the Board and Chief Executive Officer (Duly Authorized Officer)

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS that each of Healthaxis, Inc., a Pennsylvania corporation, and the undersigned directors and officers of Healthaxis, Inc. hereby constitutes and appoints James W. McLane and John M. Carradine, or any one of them, its, his or her true and lawful attorney-in-fact and agent, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/James W. McLane James W. McLane	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 29, 2004

/s/John M. Carradine John M. Carradine	Chief Financial Officer (principal financial and accounting officer)	March 29, 2004

/s/Michael Ashker Michael Ashker	Director	March 29, 2004

/s/James J. Byrne James J. Byrne	Director	March 29, 2004

/s/John W. Coyle John W. Coyle	Director	March 29, 2004

/s/Thomas L. Cunningham Thomas L. Cunningham	Director	March 29, 2004

/s/Adam J. Gutstein Adam J. Gutstein	Director	March 29, 2004

/s/Kevin F. Hickey Kevin F. Hickey	Director	March 29, 2004

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description of Exhibits
2.1	Stock Exchange Agreement, dated June 18, 1996 among Registrant, Richard E. Field, Arthur J. Ivey and Richard E. Field & Associates, Inc. Incorporated by reference to Exhibit (2)(D) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

2.2	Stock Purchase Agreement between Registrant and AHC Acquisition, Inc., dated August 16, 1999. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 27, 1999.

2.3	Securities Purchase Agreement between Registrant and the Purchasers dated September 14, 1999. Incorporated by reference to Exhibit 1 to Registrant’s Form 8-K filed September 22, 1999.

2.4	Amendment to Securities Purchase Agreement between the Registrant and the Purchasers dated September 28, 2000. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed October 11, 2000.

2.5	Agreement and Plan of Merger between Registrant, Healthaxis.com, Inc., UICI and Insurdata Incorporated dated December 6, 1999. Incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K filed December 8, 1999.

2.6	Amended and Restated Agreement and Plan of Reorganization dated October 26, 2000 among the Registrant, Healthaxis and Healthaxis Acquisition Corp. Incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed January 30, 2001.

2.7	Agreement and Plan of Merger dated October 26, 2000 among the Registrant, Healthaxis and Healthaxis Acquisition Corp. (included as exhibit to Amended and Restated Agreement and Plan of Reorganization). Incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed January 30, 2001.

3.1	Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated January 30, 2001.

3.2	Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated July 31, 2002. Incorporated by reference to Exhibit 3.1 to registrant’s Form 10-Q for the quarterly period ended June 30, 2002.

Exhibit
Number	Description of Exhibits
3.3	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 19, 2003

3.4	Articles of Amendment to the Company’s Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. Incorporated by reference to Exhibit 3.2 to registrant’s Form 10-Q for the quarterly period ended September 30, 2003.

3.5**	Second Amended and Restated Bylaws dated February 25, 2004, filed herewith.

4.1	Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated July 31, 2002. (see Exhibit 3.2 above).

4.2	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K filed on August 19, 2003.

4.3	Articles of Amendment to the Company’s Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. (see Exhibit 3.4 above).

10.1	Premium Production and Stock Option Agreement dated January 19, 1991 among Registrant, Provident Indemnity Life Insurance Company and Premarco, Inc. Incorporated by reference to Exhibit (10)(E) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

10.2	Registrant’s 1983 Incentive Stock Option Plan and Management Contracts thereunder. Incorporated by reference to Exhibit (10)(C)(17) to Registrant’s Form 10 Registration Statement No. 0-13591, as amended.

10.3	Registrant’s 1985 Non-Qualified Stock Option Plan. Incorporated by reference to Exhibit (10)(C)(1) to Registrant’s Form 10 Registration Statement No. 0-13591, as amended.

10.4+	Registrant’s 1991 Executive Stock Option Plan. Incorporated by reference to Exhibit (10)(O) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

10.5	Registrant’s 401(k) Profit Sharing Plan and Trust. Incorporated by reference to Exhibit (10)(P) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

Exhibit
Number	Description of Exhibits
10.6	Amendment dated November 17, 1992 to Premium Production and Stock Option Agreement dated January 19, 1991 among Registrant, Provident Indemnity Life Insurance Company and Premarco, Inc., Incorporated by reference to Exhibit (10)(S) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

10.7	Amended and Restated Provident American Corporation Incentive Stock Option Plan for Field Representatives and Agents dated January 1, 1991. Incorporated by reference to Exhibit (10)(T) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

10.8+	Third Amendment to the Amended and Restated Stock Option Agreement dated April 1, 1993 among Registrant, Provident Indemnity Life Insurance Company and Alvin H. Clemens. Incorporated by reference to Exhibit (10)(B) to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

10.9+	Option Agreement dated as of April 1, 1993 granting Alvin H. Clemens the right to purchase 500,000 shares of Series A Preferred Stock. Incorporated by reference to Exhibit (10)(C) to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1993.

10.10	Amendment to Amended and Restated Option Agreement, dated as of September 9, 1999. Incorporated by reference to Exhibit (10)(K) to Registrant’s Annual Report on form 10-K for the year ended December 31, 1999.

10.11	Fourth Amendment to Registrant’s Incentive Stock Option Plan for Field Representatives and Agents, effective January 1, 1995. Incorporated by reference to Exhibit (10)(CC) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.12	Registrant’s Life and Health Insurance Agent Non-Qualified Stock Option Plan, effective January 2, 1996. Incorporated by reference to Exhibit (10)(EE) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.13+	Amendment and Restatement of the Registrant’s Stock Option Plan for Directors, effective July 16, 1996. Incorporated by reference to Exhibit (10)(JJ) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit
Number	Description of Exhibits
10.14+	Registrant’s 1996 Employee Incentive Stock Option Plan, effective July 16, 1996. Incorporated by reference to Exhibit (10)(KK) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.15+	Registrant’s Amended and Restated Stock Option Plan for Executives, dated December 11, 1996. Incorporated by reference to Exhibit (10)(LL) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.16	Stock Option/Warrant Agreement, dated January 1, 1996 between Registrant and Richard E. Field. Incorporated by reference to Exhibit (10)(QQ) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.17	First Amendment to the Amended and Restated Interactive Marketing Agreement between America Online, Inc. and Provident Health Services, Inc. and Healthaxis. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K/A dated January 19, 1999.

10.18	Second Amendment to the Amended and Restated Interactive Marketing Agreement between America Online, Inc. and Provident Health Services, Inc. and Healthaxis. (This document has been redacted to remove certain portions for which confidential treatment has been requested by the Company pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K/A filed May 14, 1999.

10.19	Lynx Capital Group, LLC Consulting Agreement, dated March 31, 1998 between Provident Indemnity Life Insurance Company, Provident American Life and Health Insurance Company and Lynx Capital Group, LLC. Incorporated by reference to Exhibit (10)(OO) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.20	Share Purchase Agreement dated November 13, 1998 between Registrant, Lynx Private Equity Partners I, LLC, James Burke, Craig Gitlitz, Craig Gitlitz IRA and Interhotel Company Ltd. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated December 23, 1998.

10.21	Severance Agreement between Registrant and Anthony R. Verdi effective March 1, 2001. Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

10.22	Amended and Restated Registration Rights Agreement between the Registrant and the Purchasers dated January 29, 2001. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed September

Exhibit
Number	Description of Exhibits
13, 1999.

10.23	Form of Amended Debenture issued by the Registrant to the Purchasers dated September 28, 2000. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed October 11, 2000.

10.24	Form of Amended Warrant issued by the Registrant to the Purchasers dated September 28, 2000. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed October 11, 1999.

10.25	Letter Agreement between the Registrant and Alvin H. Clemens dated September 9, 1999. Incorporated by reference to Exhibit 5 to Registrant’s Form 8-K filed September 22, 1999.

10.26	Securities Purchase Agreement between Healthaxis and the Purchasers (including the Registrant) dated December 3, 1999. Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed December 8, 1999.

10.27	Shareholders’ Agreement between Registrant, UICI, Alvin H. Clemens and Michael Ashker dated January 26, 2001. Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement S-4 filed April 20, 2000.

10.28	Amended and Restated Voting Trust Agreement between UICI and Messrs. Ashker, LeBaron and Maloney dated July 31, 2000. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

10.29	Transition Agreement between the Registrant’s subsidiary, Healthaxis.com, Inc., and Insurdata Incorporated dated December 6, 1999. Incorporated by reference to Exhibit 99.6 to Registrant’s Form 8-K filed December 8, 1999.

10.30	Letter Agreement between the Registrant, UICI and Healthaxis dated December 6, 1999. Incorporated by reference to Exhibit 99.11 to Registrant’s Form 8-K filed December 8, 1999.

10.31	Voting Trust Agreement between HAI, Healthaxis, UICI, Messrs. Ashker, Clemens, Hager and LeBaron, dated January 7, 2000. Incorporated by reference to Exhibit 99.5 to Registrant’s Form 8-K filed December 8, 1999.

10.32+	Registrant’s 2000 Stock Option Plan. Incorporated by reference to Exhibit (10)(PPP) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.33+	Amended and Restated Healthaxis.com 1998 Stock Option Plan.

Exhibit
Number	Description of Exhibits
10.34	Agreement between Insurdata Imaging Services, The Mega Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee effective May 1, 1999; with First Amendment effective January 1, 2000. Incorporated by reference to Exhibit (10)(QQQ) to Registrant’ s Annual Report on Form 10-K for the year ended December 31, 1999.

10.35	License and Services Agreement between Insurdata and UICI Administrators, Inc. dated January 1, 1999. Incorporated by reference to Exhibit (10)(RRR) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.36+	Insurdata Incorporated 1999 Stock Option Plan. Incorporated by reference to Exhibit (10)(SSS) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.37	Letter Lease Agreement dated May 28, 1997 between UICI and Insurdata. Inc. Incorporated by reference to Exhibit (10)(TTT) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.38	Agreement between UICI (including Insurdata Inc.) and Netlojix Communications, Inc. dated August 1, 1999. Incorporated by reference to Exhibit (10)(UUU) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.39	Termination Agreement of Employment Contract and First Amendment to Employment Contract between Registrant, Healthaxis.com, Inc. and Alvin H. Clemens, dated as of August 15, 2000. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed October 11, 2000.

10.40	Letter Agreement dated September 26, 2000 between Registrant, Healthaxis.com, Inc. and Alvin H. Clemens. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed October 11, 2000.

10.41	Letter Agreement dated September 19, 2000 related to benefits between Registrant, Healthaxis.com, Inc. and Alvin H. Clemens. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed October 11, 2000.

10.42	Subordination Agreement dated October 6, 2000 among Registrant, Healthaxis.com, Inc. and certain Debenture holders. Incorporated by reference to Exhibit 10.11 to Registrant’s Form 8-K filed October 11, 2000.

10.43	Asset Purchase Agreement dated June 30, 2000, between Healthaxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.1 of Form 8-K filed July 20, 2000.

Exhibit
Number	Description of Exhibits
10.44	Amendment to Asset Purchase Agreement dated September 29, 2000 between Healthaxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed October 27, 2000.

10.45	Software License and Consulting Agreement dated June 30, 2000, between Healthaxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.2 of Form 8-K dated filed July 20, 2000.

10.46	Amendment to Software License and Consulting Agreement dated September 29, 2000 between Healthaxis.com, Inc. and Digital Insurance, Inc. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed October 27, 2000.

10.47	Settlement Agreement and Release dated December 1, 2000, between Healthaxis Inc. and Hannover Life Reassurance Company of America. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 14, 2001.

10.48	Agreement for the Sale of Commercial Real Estate, dated December 11, 2000 between Healthaxis Inc. and Healthaxis.com, Inc. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 14, 2001.

10.49+	Employment Agreement between Healthaxis.com, Inc., Registrant and James McLane. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 3, 2001.

10.50+	Severance Agreement between Healthaxis.com, Inc., Registrant and Michael Ashker. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed January 3, 2001.

10.51+	Severance Agreement between Healthaxis.com, Inc., Registrant and Andrew Felder and Mutual Release of Liability between Healthaxis.com, Inc., Registrant and Andrew Felder. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed January 3, 2001.

10.52	Software License Agreement with UICI effective January 25, 2001. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

10.53	Asset Purchase Agreement with UICI effective December 29, 2000. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

Exhibit
Number	Description of Exhibits
10.54	Healthaxis Inc. and the Mega Life and Health Insurance Company dated May 29, 2001. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.55	Amendment No. 2 to Asset Purchase Agreement with Digital Insurance effective May 31, 2001. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.56	Amendment No. 2 to Software License and Consulting Agreement with Digital Insurance dated March 23, 2001. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.57	Amendment No. 3 to Software License and Consulting Agreement with Digital Insurance dated May 31, 2001. Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.58	Amendment to Commercial Sublease Agreement with Digital Insurance effective June 1, 2001. Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.59	Severance Agreement for Michael G. Hankinson effective July 31, 2001. Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.60	Engagement Letter between Healthaxis Inc. and Student Insurance Division of UICI dated September 21, 2001. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.61	First Amendment to Software License Agreement with UICI effective September 24, 2001. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.62	Agreement of Termination of the Shareholders Agreement dated November 7, 2001. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

Exhibit
Number	Description of Exhibits
10.63	Proxy Agreement dated November 7, 2001. Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.64	Amendment No.1 to Amended and Restated Voting Trust Agreement dated November 7, 2001. Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.65	Prepayment Agreement with Alvin H. Clemens effective March 6, 2002. Incorporated by reference to Exhibit 10.65 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.66+	Change in Control Employment Agreement between James. W. McLane and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.66 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.67+	Change in Control Employment Agreement between John Carradine and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.67 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.68+	Change in Control Employment Agreement between Nancy Lockerman Mendoza and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.68 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.69+	Change in Control Employment Agreement between Jonathan B. Webb and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.69 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.70+	Change in Control Employment Agreement between Emry P. Sisson and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.71	Letter Agreement between Diamond Cluster International North America Inc. and Registrant dated January 3, 2002. Incorporated by reference to Exhibit 10.71 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

Exhibit
Number	Description of Exhibits
10.72	Change in Control Employment Agreement between John D. Smith and Registrant dated as of April 1, 2002. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2002.

10.73	Third Amendment to Agreement between Healthaxis Imaging Services LLC and The MEGA Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee (both subsidiaries of UICI) dated March 5, 2002. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2002.

10.74	Termination Agreement between Registrant and UICI dated as of June 11, 2002. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2002.

10.75	Exchange Agreement between Registrant and convertible debenture holders dated as of July 31, 2002. Incorporated by reference to Exhibit 10.2 to registrant’s Form 10-Q for the quarterly period ended June 30, 2002.

10.76	Registration Rights Agreement between Registrant and its Series A Preferred Stock holders dated July 31, 2002. Incorporated by reference to Exhibit 10.3 to registrant’s Form 10-Q for the quarterly period ended June 30, 2002.

10.77+	First Amendment to change in Control Employment Agreement between James W. McLane and Registrant effective January 1, 2003.

10.78+	First Amendment to change in Control Employment Agreement between John M. Carradine and Registrant effective January 1, 2003.

10.79+	First Amendment to change in Control Employment Agreement between Jonathan B. Webb and Registrant effective January 1, 2003.

10.80+	First Amendment to change in Control Employment Agreement between Emry P. Sisson and Registrant effective January 1, 2003.

10.81*	Purchase Agreement, dated as of September 30, 2003 between the Company and UICI. Incorporated by reference to Exhibit 10.1 to registrant’s Form 10-Q for the quarterly period ended September 30, 2003.

10.82*	Promissory Note, made by the Company, payable to UICI. Incorporated by reference to Exhibit 10.2 to registrant’s Form 10-Q for the quarterly period ended September 30, 2003.

Exhibit
Number	Description of Exhibits
10.83**+	Change in Control Employment Agreement between Aaron Garinger and Registrant dated as of February 25, 2004 filed herewith

10.84**+	Change in Control Employment Agreement between Jimmy D. Taylor and Registrant dated as of February 25, 2004 filed herewith.

10.85**+	Change in Control Employment Agreement between Charles S. Ramsburg and Registrant dated as of March 8, 2004 filed herewith.

21.1**	Subsidiaries of Registrant.
(a) Healthaxis.com, Inc.
(b) Healthaxis Managing Partner, LLC.
(c) Healthaxis Limited Partner, LLC
(d) Healthaxis, Ltd.
(e) Healthaxis Imaging Services, LLC.
(f) Satellite Image Systems (Jamaica) Limited

23.1**	Consent of Ernst & Young LLP.

24.1**	Power of Attorney (see signature age)

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Previously filed.

**	Filed herewith.

+	Management contract or compensatory plan.