Form 10-K/A
period 2003-12-31
HEALTHAXIS INC
filed 2004-04-29
CIK 768892

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 0-13591

HEALTHAXIS INC.

(Exact name of Registrant as specified in its charter)

5215 N. O’Connor Blvd.
800 Central Tower

Pennsylvania	Irving, Texas 75039	23-2214195

(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices including zip code)	(I.R.S. Employer Identification Number)

(972) 443-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

     YES   X   NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K: ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

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

     As of April 28, 2004, the Registrant had 2,768,291 Shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

     We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the Report) to amend and supplement the following items of Part III of the Report to read in their entirety as follows.

     Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K and are not updated or amended. All information contained in this Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in the Company’s periodic reports filed with the SEC subsequent to the filing of the Form 10-K.

Healthaxis Inc.

		Page
PART III		1
Item 10.	Directors and Executive Officers of the Registrant	1
Item 11.	Executive Compensation	4
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
Item 13.	Certain Relationships and Related Transactions	13
Item 14.	Principal Accountant Fees and Services	14
Certification of CEO under Section 302
Certification of CFO under Section 302
Certification of CEO under Section 906
Certification of CFO under Section 906

i

PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information, as of April 28, 2004, regarding the Company’s Board of Directors.

			Served as
		Position Held	Director
Name	Age	In the Company	Since
Michael Ashker	51	Director	1998
James J. Byrne	68	Director	2003
John W. Coyle	51	Director	2003
Thomas L. Cunningham	61	Director	2003
Adam J. Gutstein	41	Director	2001
Kevin F. Hickey	52	Director	2001
James W. McLane	65	Chairman & Chief Executive Officer	2001

     The biographical information for each director of the Company is set forth below.

     Michael Ashker has served as a director of the Company and Healthaxis.com, Inc. since 1998. Mr. Ashker is currently the President and CEO of Imerica Financial Corporation, a life and health insurance company. From June 2001 until May of 2003, Mr. Ashker was the Managing Partner of Agility Partners, LLC, an investment and consulting company. Previously, Mr. Ashker served as Chairman of the Company and Healthaxis.com, Inc., a subsidiary of the Company, from February 2001 through June 2001, and as President and Chief Executive Officer of Healthaxis.com, Inc. from 1998 to February 2001, and as President and Chief Executive Officer of the Company from August 1999 to February 2001. Mr. Ashker was the Managing Director and Portfolio Manager of Lynx Capital Group, LLC, and Managing Member of Lynx Venture Partners I, LLC, from 1995 to 1998.

     James J. Byrne has served as a director of the Company since 2003. Mr. Byrne has served as Chairman of Byrne Technology Partners, Ltd., since April 1995. The firm provides interim management at the CEO and senior executive level for high technology companies. Services provided include turnaround, valuation improvement and exit strategies. In addition, Mr. Byrne will assist his clients by assuming management control of their investments and in that regard, he became Chairman of the Board and Chief Executive Officer of OpenConnect, a worldwide software company, from May 1999 to May 2001. From April 1990 to April 1995, Mr. Byrne served as President of Harris Adacom Corporation. Mr. Byrne has also held management positions with United Technologies, General Electric and Honeywell. Mr. Byrne currently serves on the Board of Lennox International Inc., an industry-leading provider of residential and commercial air conditioning and heating systems, a NYSE listed company. Mr. Byrne has also served on boards in Mexico, Hong Kong, Germany, France and the United Kingdom. In addition, he served as a board member of the American Electronics Association (AEA) and was Chairman of AEA’s Texas Council. He is a Fellow and member of the board of the Legacy Center for Public Policy.

     John W. Coyle has served as a director of the Company since 2003. Mr. Coyle is currently Senior Vice President of CIGNA HealthCare, a leading health insurance company. Mr. Coyle was President and Chief Operating Officer of Trigon Blue Cross Blue Shield, a Richmond Virginia health insurer from 2001 until 2002. Mr. Coyle has served in various executive capacities at Aetna, Inc. a leading insurance company from 1990 to 2001, including Senior Vice President, Head of Business Operations from 2000 to 2001, Senior Vice President, Head of International Health Business from 1990 to 2000, Regional Vice President of the West Central and Mid-Atlantic Regions from 1994 to 1999 and Market Vice President/General Manager various markets from 1990-1994. Prior to joining Aetna, Mr. Coyle spent 10 years in various management capacities with several health plans.

     Thomas L. Cunningham has served as a director of the Company since 2003, and is designated by the Board as the “financial expert” under the Sarbanes-Oxley Act of 2002. Mr. Cunningham served over 28 years at Ernst & Young LLP (and predecessor “Ernst” firms), withdrawing as an audit partner in September 1991. He worked as an equity research analyst specializing in special situations and health care stocks with William K. Woodruff Incorporated and Rauscher Pierce Refsnes, Inc. from 1993 through 1996. Since January 1997 and for earlier interim periods, he has been self-employed as a Certified Public Accountant and business consultant. As part of his CPA practice, he is currently licensed as a financial advisor under NASD Series 24 and 7 by H. D.Vest Financial Services. From December 1991 through October 2003, he served on the Board of Directors of Bluebonnet Savings Bank FSB. Bluebonnet was voluntarily liquidated as a profitable savings bank in October 2003. Since May 2003, Mr. Cunningham has served as a director and since January 2004, as an audit committee member and financial expert, of Encore Wire Corporation (Nasdaq: WIRE).

     Adam J. Gutstein has served as a director of the Company since 2001. He has also served as a Director of DiamondCluster International, Inc., a global business and technology strategy and implementation firm since February of 2000. Since April 2003 he has served as Global Managing Director of Diamond Cluster International, Inc. Prior to serving as Global Managing Director and since February 2000, he was President of North America of DiamondCluster International, Inc. From 1994 through 2000, Mr. Gutstein served in a variety of management positions with Diamond Technology Partners, a consulting and predecessor firm to Diamond Cluster International, Inc.

     Kevin F. Hickey has served as a director of the Company since 2001. He has served as the Chairman and Chief Executive Officer of IntelliClaim, a privately held application service provider that provides insurance payors with capabilities for enhancing claim processing efficiency and productivity, since 1999. From 1997 until 1998, Mr. Hickey was Executive Vice President of Operations and Technology for Oxford Health Plans. Mr. Hickey has also served as a director of the American Association of Preferred Provider Organizations from 1999 until 2002; a director of First Health/HealtheSolutions, a privately held company, since 1982; a director of Benefit Management Group, a privately held company, since 1997; a director of Wellcare, Inc., a Medicaid managed care organization, since 2002; and a director of HealthMarket, Inc., a consumer directed health plan, since 2002.

     James W. McLane has served as a director of the Company since 2001. He has also served as Chief Executive Officer since February 2001, Chairman since July 2001, President from February 2001 through February 2004, and as a director of Healthaxis.com, Inc. since August 2000. He also serves as a director of Beverly Enterprises, Inc., an elder care services provider. Mr. McLane served as President, Chief Operating Officer and Director of NovaCare, Inc., a provider of physical therapy and orthotics and prosthetics devices and services, from 1997 to 2000; Executive Vice President of Aetna Life & Casualty and Chief Executive Officer of Aetna Health Plans from 1991 to 1996. Prior to that time, he served as Senior Vice President and Division Executive of Citibank’s Corporate Finance Division; Europe/Middle East & Africa Division of the Capital Markets Group, and Citicorp’s Global Insurance Division and Capital Investments Division. During this period, he also served as Chairman of Ambac, Inc. and CapMac, Inc., companies which provided financial guarantees on municipal bonds and asset backed securities.

Audit Committee Matters

     The Audit Committee is responsible for the appointment of the Company’s auditors, compensation and oversight matters regarding the auditors, reviewing the scope and results of audits, reviewing management’s overview of the risks, policies, procedures and controls surrounding the integrity of financial reporting, reviewing any relationship that may affect the independence of outside auditors, reviewing any internal control or accounting issues of the Company and reviewing the adequacy of the Company’s accounting, financial and operating systems. The current members of the Audit Committee are Messrs. Cunningham (chairman), Coyle and Hickey. The Board of Directors has determined that Mr. Cunningham is qualified as an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission. The Audit Committee held six meetings in 2003. All members of the Audit Committee are independent as defined by the applicable rules of The Nasdaq Stock Market and the regulations of the Securities Exchange Commission.

Executive Officers and Key Employees

     Biographical information regarding the Company’s executive officers is as follows:

     James W. McLane. See biographical information set forth above.

     John M. Carradine, age 45, has been President and Chief Operating Officer of the Company since February 2004, Treasurer and Chief Financial Officer of the Company since March 2001, and President of Healthaxis Imaging Services, LLC, since April 1, 2002. From 1998 to 2001, Mr. Carradine served as Chief Financial Officer and a director of Micrografx, Inc., a publicly traded software development and services company with operations in the United States, Europe, Japan, and Australia, where he was responsible for worldwide financial and administrative functions including all finance and accounting, technology operations, planning and investor relations. From 1990 to 1998, Mr. Carradine served as Vice President of Finance and Chief Financial Officer of Intellicall, Inc., an American Stock Exchange listed manufacturer and provider of telecommunications products and services both in the United States and overseas. Mr. Carradine began his career with Arthur Young and Company as an Auditor from 1980 to 1983, and subsequently served from 1983 to 1990 as Treasurer for Computer Language Research, Inc., a provider of software and data processing services.

     Charles S. Ramsburg, age 55, has been the Company’s Executive Vice President and Chief Revenue Officer since March 2004. From June 2003 to March 2004, Mr. Ramsburg was Vice President of Sourcecorp Incorporated, a publicly traded business process outsourcing services provider, responsible for the healthcare payer industry. From August 1997 until January 2003, Mr. Ramsburg was Senior Vice President of Sales and Marketing for Dakota Imaging, a privately held software developer/integrator. Prior to his service with Dakota Imaging, he was responsible for establishing and managing national sales, marketing and business development in the electronic data interchange, image and data capture market areas with a number of companies. This included sales of deployed systems and business process outsourcing services with Resumix, Inc. from 1992 until 1997; PPM, Inc. from 1989 until 1991; and Laventhol and Horvath from 1982 until 1988. He began his career as an accountant and EDP audit coordinator with Coopers & Lybrand.

     J. Brent Webb, age 42, has been Senior Vice President, Secretary and General Counsel since May 2002. Mr. Webb has been a Vice President of the Company since May 2001, and previously served as Assistant Secretary. Mr. Webb joined the Company in January 1999 as Corporate Counsel. Prior to joining the Company, Mr. Webb spent 11 years in private legal practice in the Dallas, Texas area.

     Jimmy D. Taylor, age 48, reassumed the position of Vice President of Finance in December 2003, a position he previously held from July 1987 until July 2002. From July 2002 until December 2003, Mr. Taylor served as Vice President of Resource Management for the technology and operations division of the company. Mr. Taylor joined the Company in 1986 as corporate controller. From 1982 through 1986, Mr. Taylor was corporate controller for Screg U.S. Corporation, a French based construction company. He was a senior auditor for Arthur Young and Company from 1978 through 1981.

     Biographical information regarding other key employees is as follows:

     Roxanne Seale, age 47, has been Vice President of Benefit Administrator Solutions in the Technology and Operations Business unit of Healthaxis since May 2002. Ms. Seale joined the Company in 1988, and has held various technical and management positions since that time.

     William H. Malone, age 51, has been the Vice President of Imaging Services since September 1998. Mr. Malone joined Imaging Services in October 1996 and served as the Regional Manager for the Utah Operations. Prior to joining Imaging Services, Mr. Malone served with New Horizons as an Account Manager for a computer learning center. Mr. Malone retired from the United States Marine Corps in 1993. During his time in the Military, he served as a Financial Management Officer and Supply Officer.

     Steven V. Wilson, age 43, has been Vice President of Sales since he joined Healthaxis in May 2002. From 1992 to 2002, Mr. Wilson was with National Claims Administrative Services (NCAS), a third party administrator in Fairfax, Virginia, serving as the Vice President of Operations from 1994 – 2002. Prior to NCAS, Mr. Wilson spent 8 years in various positions with BlueCross BlueShield of the National Capital Area.

     Aaron Garinger, age 34, has been Vice President Sales and Marketing since July 2003. Mr. Garinger joined Healthaxis in 1999, and served as Director of product development and delivery of the WebAxis Self-Service and Broker solutions. Before joining Healthaxis, Mr. Garinger served as Director of E-commerce for VHA, a group purchasing organization for 1600 hospital members from 1997 to 1999. He also was a manager for the healthcare consulting firm First Consulting Group, from 1994 to 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (“Section 16(a)”) requires the Company’s directors, executive officers, and persons who own more than 10% of a registered class of the Company’ equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Messrs. Ashker, Carradine, Gutstein, Hickey and McLane each reported one stock option grant on a Form 5 filed after the filing deadline, and Messrs. Sisson and Webb each reported two stock option grants on a Form 5 filed after the filing deadline.

Code of Conduct

     The Board of Directors has adopted a Code of Conduct. The Code of Conduct applies to all directors and employees, including the Company’s principal executive, financial and accounting officers. The Code of Conduct is available on the Company’s website, www.healthaxis.com. We intend to post amendments to or waivers from the Code as required by applicable rules on our Web site.

Item 11. Executive Compensation

     The following table sets forth information regarding compensation paid by the Company and its subsidiaries to the Chief Executive Officer and each Named Executive Officer during the years ending December 31, 2003, 2002 and 2001.

SUMMARY COMPENSATION TABLE

							Long-Term
		Annual Compensation					Compensation
							Awards
							Securities
					Other Annual		Underlying	All Other
		Salary		Bonus	Compensation		Options	Compensation(1)
Name and Principal Position	Year	($)		($)	($)		(#)	($)
James W. McLane,	2003	251,150	(3)	—	39,107	(5)	14,016	5,650
Chairman and Chief Executive	2002	326,800	(3)	—	51,299	(5)	75,000	4,500
Officer (2)	2001	299,566	(4)	—	24,026	(5)	—	4,000

John M. Carradine,	2003	183,600		—	—		6,075	4,115
President,	2002	208,000		35,000	—		5,000	4,000
Chief Operating Officer and	2001	157,692		7,770	—		20,000	3,000
Chief Financial Officer

Emry P. Sisson,	2003	166,600		—	—		10,836	4,104
Former Executive Vice President	2002	188,000		—	—		3,000	3,373
of Technology & Operations (6)	2001	160,855		9,800	—		10,000	3,187

J. Brent Webb,	2003	130,500		225	—		9,433	4,082
Senior Vice President, Secretary	2002	133,860		25,000	—		2,000	4,000
& General Counsel	2001	118,000		5,900	—		5,000	3,717

Jimmy D. Taylor,	2003	132,051		19,010	—		6,900	4,080
Vice President of Finance	2002	148,822		—	4,550	(7)	—	4,000
	2001	147,645		13,150	78,802	(8)	—	3,978

(1)	Represents the amount contributed to the 401K savings plan by the Company on behalf of the named executive.

(2)	Mr. McLane became President and Chief Executive Officer on February 1, 2001. Prior to that date, Mr. McLane served as a consultant to the Company.

(3)	Includes $900 for 2003 and $1,800 for 2002 in benefit waiver payments under the Company’s standard benefit policies.

(4)	Excludes $18,750 in consulting fees paid to Mr. McLane during 2001 as a consultant.

(5)	Represents travel and living expenses paid by the Company on behalf of Mr. McLane who lives in Pennsylvania, and a tax gross-up payment to cover individual income tax associated with the Company’s payment of these expenses.

(6)	Mr. Sisson was the Company’s Executive Vice President of Technology and Operations from May 2002 through March 2004. Mr. Sisson had previously served as Senior Vice President of Web Technologies and in other senior management roles during 2001 and 2002. As of March 5, 2004, Mr. Sisson is no longer employed by the Company following his resignation.

(7)	Represents payment of accrued and unused vacation from prior years.

(8)	Represents bonus due under Insurdata key person award program assumed in the merger of Insurdata and Healthaxis.com.

Stock Options Granted

     The following table sets forth information regarding options granted to each Named Executive Officer during 2003 and the values of such options held by such individuals at fiscal year end.

Option/SAR Grants in Last Fiscal Year

	Number of Securities Underlying Options		% of Total Options Granted to Employees in	Exercise Price	Expiration	Potential Realizable Value At Assumed Annual Rates Of Stock Appreciation for Option Term (1)
Name	Granted		Fiscal Year	$/Share	Date	5%	10%
James W. McLane,
Chairman and Chief Executive Officer	14,016	(2)	8%	$3.30	1/14/2013	$29,088	$73,715

John M. Carradine
President, Chief Operating Officer and Chief Financial Officer	6,075	(2)	3%	$3.30	1/14/2013	$12,068	$31,951

Emry P. Sisson
Former Executive Vice President of Technology &	5,513	(2)	3%	$3.30	(4)	—	—
Operations	5,323	(3)	3%	$3.70	(4)	—	—

J. Brent Webb
Sr. Vice President, Secretary	2,719	(2)	1%	$3.30	1/14/2013	$5,643	$14,300
and General Counsel	6,714	(3)	4%	$3.70	7/23/2013	$5,623	$39,951

Jimmy D. Taylor	4,219	(2)	2%	$3.30	1/14/2013	$8,756	$22,189
Vice President of Finance	2,681	(3)	1%	$3.70	7/23/2013	$6,238	$15,809

(1)	The amounts under these columns reflect calculations at assumed 5% and 10% appreciation rates and, therefore, are not intended to forecast future appreciation, if any, of the respective underlying common stock. The potential realizable value to the optionees was computed as the difference between the appreciated value, at the expiration dates of the stock options, of the applicable underlying common stock obtainable upon exercise of such stock options over the aggregate exercise price of such stock options.

(2)	These options were granted under the Company’s 2000 Stock Option Plan. 25% of each grant vested immediately, and an additional 25% will vest upon each anniversary date of the date of grant beginning with January 14, 2004.

(3)	These options were granted under the Company’s 2000 Stock Option Plan. 25% of each grant vested immediately, and an additional 25% vest upon each anniversary date of the date of grant beginning with July 23, 2004.

(4)	All of Mr. Sisson’s options will expire on June 5, 2004.

Aggregated Option/Sar Exercises In Last Fiscal Year And Fiscal Year End Option/Sar Values

     The following table sets forth information regarding options exercised by each of the Named Executive Officers during fiscal 2003, as well as the year end values of shares underlying options:

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options/ SARS at		In-the-Money Options/SARs at
	Shares Acquired on	Value	Fiscal Year End (#)		Fiscal Year-End ($)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
James W. McLane	—	—	104,369	58,017	—	—
John M. Carradine	—	—	16,768	14,307	—	—
Emry P. Sisson	—	—	10,192	14,712	—	—
J. Brent Webb	—	—	6,841	10,660	—	—
Jimmy D. Taylor	—	—	2,249	5,252	—	—

Compensation Committee Interlocks and Insider Participation

     During 2003, the Compensation, Nominating and Governance Committee consisted of Messrs. Hickey, Byrne and Gutstein. None of these individuals has at any time served as an officer or employee of the Company. No member of the Compensation, Nominating and Governance Committee has any interlocking relationship with any other company that requires disclosure under this heading. No executive officer of the Company served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation, Nominating and Governance Committee.

Director Compensation

     During 2003, the Board renewed its then existing Director Compensation Plan, expanded it to cover all non-employee directors, and established an additional cash compensation component of the plan. Under that plan, each director who served throughout the full year and who is not a current employee received a total of 2,000 options for service in 2003. An additional 250 options were granted to each committee chair for service in such capacity in 2003. Directors who joined the Board during 2003 received a pro rata number of options on the date of his election to the Board. All such options were granted pursuant to the 2000 Stock Option Plan. All options granted under this plan were priced in accordance with the terms of the 2000 Stock Option Plan, and vested 25% upon the date of each scheduled regular quarterly Board of Directors meeting held during 2003. In addition to the above, beginning in May 2003, all non-employee directors received $1,000 cash consideration for each meeting attended in person, with an additional $200 for committee chairs for committee meetings held, and $250 per hour for attendance at telephonic meetings, with a maximum of $1,000 per telephonic meeting.

     For 2004, the Board has renewed the Director Compensation Plan with adjustments to both the equity and cash compensation components of the plan. Under the plan for 2004, each director who serves throughout the full year and who is not a current employee will receive a total of 8,000 options for service in 2004. An additional 2,000 options will be granted to each committee chair for service in such capacity in 2004. Any newly elected director who joins the Board during 2004 will receive a pro rata number of options on the date of his election to the Board. All such options will be granted pursuant to the 2000 Stock Option Plan. All options granted under this plan shall be priced in accordance with the terms of the 2000 Stock Option Plan, and shall vest 25% upon the date of each scheduled regular quarterly Board of Directors meeting during 2004. The granting of options under this program for 2004 is contingent on satisfaction of certain conditions within the Certificate of Designation for the Series A Convertible Preferred Stock or a waiver of such conditions. In addition to the above, during 2004 all non-employee directors will receive $1,000 cash consideration for each meeting attended in person, and $250 per hour for attendance at telephonic meetings, with a maximum of $1,000 per telephonic meeting. Committee chairs will receive an additional $1,500 for committee meetings held in person, or $750 for committee meetings held by phone.

Employment Agreements and Employment Arrangements

     Pursuant to the terms of an agreement effective as of February 2001, between Healthaxis.com, Inc. and James W. McLane, the Chief Executive Officer of the Company, Mr. McLane is to receive an annual salary of $325,000, subject to review and adjustment annually by the Board of Directors of the Company. Effective January 1, 2003, Mr. McLane’s annual salary was reduced by 23% to $250,250 in connection with a cost reduction plan recommended by management and approved by the Board in November 2002. Mr. McLane is an “at-will” employee and does not receive health benefits from the Company. However, Mr. McLane is eligible to participate in the Company’s disability and group life and 401(k) Plan and in any bonus or incentive plan adopted by the Company with a bonus target equal to 50% of annual base salary. No bonuses have been paid to Mr. McLane during his tenure at Healthaxis under any incentive bonus plan. The agreement also provides for reimbursement to Mr. McLane for all reasonable and necessary business and travel related expenses incurred by him, and the use of an apartment in Irving, Texas during his service to the Company.

     The Company has entered into Change in Control Employment Agreements with Messrs. McLane, Carradine and Webb. These agreements were recommended by the Company’s Compensation, Nominating and Governance Committee and approved by the Board of Directors. The agreements were effective as of January 1, 2002, and amended as of January 1, 2003. The amendments were also recommended by the Company’s Compensation, Nominating and Governance Committee and approved by the Board of Directors and ratified by the Related Party Transactions Committee. In February 2004, the Company’s Compensation, Nominating and Governance Committee recommended, and the Board of Directors approved, Change in Control Employment Agreements with Messrs. Ramsburg, Taylor and Garinger. Under these six agreements, as amended if applicable, the Company will provide the covered individuals with termination benefits if their employment is terminated by the Company without “cause” or by the individual for “good reason,” as those terms are defined in the agreement, within six months prior to a change in control or three years after a change in control. The termination benefits under these agreements are as follows:

•	A lump sum payment equal to the executive’s salary through the termination date not yet paid and a pro-rated bonus based on the number days of the current fiscal year as of the termination date;

•	A lump sum payment equal to two years’ salary and his average bonus for the preceding three years in the case of Mr. McLane; a lump sum payment equal to eighteen months’ salary and the average bonus for the preceding three years in the case of Mr. Carradine; a lump sum payment equal to one year’s salary and the average bonus for the preceding three years in the case of Mr. Webb and Mr. Ramsburg; and a lump sum payment equal to six month’s salary and one-half the average bonus for the preceding three years in the case of Mr. Taylor and Mr. Garinger. The annual salary for purposes of determining these payments for Mr. Mclane, Mr. Carradine and Mr. Webb will not be less than the annual salary in effect for each individual as of December 31, 2002;

•	Immediate acceleration of any vesting periods for any options to purchase the Company’s common stock and an extension of the period during which such options may be exercised from 90 days following termination of employment to thirty-six months following termination of employment and immediate acceleration of any vesting periods for any commissions under the incentive-sales compensation plan;

•	Continuation of health and insurance benefits for 12 months following termination of employment; and

•	Outplacement services for 12 months following termination of employment.

     Following a change of control, the agreement will be treated as an employment agreement between the covered individual and the Company, the terms of which will require the Company to compensate the individual at the rate of compensation and bonus immediately prior to the change of control, or in the case of Messrs. McLane, Carradine and Webb, the annual salary in effect on December 31, 2002, if greater. The term of each employment agreement is three years, commencing on the date the change of control occurs.

     A “change in control” would occur under these agreements upon (i) a merger or consolidation of the Company with or into another corporation in which the Company is not the surviving corporation; (ii) a dissolution of the Company; (iii) a transfer of all or substantially all of the assets of the Company in one transaction or a series of related transactions to one or more other persons or entities; (iv) any “person” or “group” (as those terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended from time to time (the “1934 Act”)), other than Excluded Persons (as defined below), becomes the “beneficial owner” (as defined in Rule 13d-3 of the 1934 Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; (v) after January 1, 2002, individuals who at the beginning of the period constituted the Board of Directors of the Company (together with any new directors whose election by such directors or whose nomination for election by the shareholders of the Company was approved by a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute at least a majority of the Board of Directors then in office; or (vi) a significant reorganization of the Company occurs, such as a spin-off, sale of assets of a business or other restructuring, and as a result, the duties and responsibilities of the individual are materially reduced. The term “Excluded Persons” means UICI (formerly a significant shareholder of the Company), any affiliate of UICI, and a trustee or other fiduciary holding securities under an employee benefit plan of the Company.

     Under the agreements, the covered individual may not become an employee of, independent contractor of, consultant to, or perform any services for competitors of the Company for a specified period following the termination of his or her employment by the Company. The specified period is two years in the case of Mr. McLane, 18 months in the case of Mr. Carradine, and one year in the case of Messrs. Webb, Ramsburg, Taylor and Garinger. The agreements also contain confidentiality obligations that survive indefinitely, and non-solicitation obligations that continue for two years following termination of employment.

     The agreements contain a tax gross-up provision relating to any excise tax that the covered individual incurs by reason of the receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

Compensation, Nominating and Governance Committee Report on Executive Compensation

     General Policies. The Company’s compensation programs are intended to enable the Company to attract, motivate, reward, and retain the management talent required to achieve aggressive corporate objectives in a highly competitive industry, and thereby increase shareholder value. It is the Company’s policy to provide incentives to its senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of the Company’s business. To attain these objectives, the Company has developed a senior management compensation program which includes a competitive base salary, an equity based incentive plan, an employee benefit program, as well as the Performance Incentive Program. Base salaries, equity incentives and benefit programs are based on an annual competitive market survey performed by a third party. Base salaries are generally set at the approximate market median, and then incentives are designed to meet a target goal of approximating the 90th percentile of the market in terms of total compensation plan. Discretionary bonuses may also be paid to specific individuals upon completion of special projects or in cases of exceptional performance.

     Performance and Sales Incentive Programs – In January 2003, the Company established a Performance Incentive Program (the “PIP”). The PIP is designed to align management and other employees more closely with Company goals. Under the program for 2003, cash bonus compensation was not to be paid out unless the Company achieved profitability, and maintained a minimum of $9.0 million in cash on the balance sheet, subject to certain exceptions for special uses of cash. No bonuses were paid during 2003 under this program. The 2004 parameters for funding any bonus pool are to be established by the Committee. The PIP is administered by an executive committee, which makes its recommendations to the Committee of the Board of Directors if the conditions for the establishment of the bonus pool are achieved.

     The Company also maintains a Sales Compensation Incentive Plan. Under this plan, members of the Company’s sales organization are eligible to earn commissions upon closing of sales to new customers. A portion of the commission is paid at signing, and an additional portion is tied to actual cash received from the commissionable contract for a stated term. Participants in the Sales Compensation Incentive Plan are not eligible to participate in the PIP.

     CEO Compensation – In February 2001, James W. McLane was named Chairman, Chief Executive Officer and President. Pursuant to the terms of an agreement, entered into in December 2000 to be effective February 2001, Mr. McLane is to receive an annual salary of $325,000, subject to review and adjustment annually by the Board of Directors of the Company. No adjustment was made to the base salary payable to Mr. McLane for 2002. Effective January 1, 2003, Mr. McLane’s annual salary was reduced by 23% to $250,250 in connection with a cost reduction plan recommended by management and approved by the Board in November 2002. Mr. McLane is also eligible to participate in any bonus or incentive plan adopted by the Company, with a bonus target equal to 50% of annual base salary. The agreement also provides for the reimbursement of Mr. McLane for all reasonable and necessary business and travel related expenses incurred by him, and the use of an apartment in Irving, Texas during his service to the Company. Payment of any bonus shall be determined by the Committee based on achievement of certain goals, and may be made only if the Company reaches profitability and other parameters for funding the PIP bonus pool. Mr. McLane received a tax gross up payment of $15,480 during 2003 to cover taxes on certain living and other expenses related to his travel to, and temporary living arrangement in, Irving, Texas, and paid by the Company on behalf of Mr. McLane that are treated as personal income. No bonuses were paid to Mr. McLane under any plans in 2002 or 2003. In all cases, Mr. McLane’s compensation is based on the Committee’s evaluation of his contribution to the Company as well as the amount of his compensation relative to Chief Executive Officers of comparable companies.

     Upon joining the Company in 2001, Mr. McLane was granted stock options to purchase 550,000 shares of Healthaxis.com, Inc. Common Stock at an exercise price of $4.00 per share under the Amended and Restated 1998 Stock Option Plan. As a result of the Company’s reorganization completed in January 2001, and the reverse stock split completed in 2003, these options have been converted into the right to purchase 73,370 shares of the Company Common Stock at a price of $30.00. Of this amount, options to purchase 33,350 shares of the Company’ Common Stock were immediately exercisable and options to purchase the remaining 40,020 shares vest at a rate of 10,005 shares per year commencing on the first anniversary of the grant date. These options have a term of five years. The vesting of these options accelerates in the event of a change in control of the Company as defined in the Amended and Restated 1998 Stock Option Plan, or if Mr. McLane is terminated as Chief Executive Officer and director of the Company, other than for cause.

     In January 2002, Mr. McLane was granted an additional 75,000 stock options to purchase the Company Common Stock at a price of $6.80 per share on an adjusted basis following the reverse stock split. Of this amount, options to purchase 18,750 shares were immediately exercisable, and options to purchase the remaining 56,250 shares vest at a rate of 18,750 on each of the successive anniversary dates of the grant. These options have a term of ten years and vesting accelerates in the event of a change of control of the Company as defined in the 2000 Stock Option Plan or if McLane is not retained as CEO and is asked to leave the Board of Directors, unless such termination or removal is for cause.

     On January 14, 2003, Mr. McLane was granted an additional 14,016 stock options to purchase the Company’s Common Stock at a price of $3.30 per share on an adjusted basis following the reverse stock split. Of this amount, options to purchase 3,504 shares were immediately exercisable, and options to purchase the remaining 10,512 shares vest at a rate of 3,504 on each of the successive anniversary dates of the grant. These options have a term of ten years and vesting accelerates in the event of a change of control of the Company as defined in the 2000 Stock Option Plan, or if the market price of the Company’s common stock exceeds certain levels which are above the exercise price. These options were granted in accordance with an across the board plan applicable to all employees effected by the January 2003 salary reductions, with the number of options granted to each effected employee being determined pursuant to a formula based upon the amount of the employee’s salary reduction.

     Policy with Respect to Section 162(m) of the Internal Revenue Code. Generally, Section 162(m) of the Internal Revenue Code, and the regulations promulgated thereunder referred to as Section 162(m), denies a deduction to any publicly held corporation, such as the Company, for compensation exceeding $1,000,000 paid to the Chief Executive Officer and the four other highest paid executive officers during any taxable year, excluding, among other things, some performance-based compensation. The Committee intends to evaluate the level of compensation and the importance to the Company of qualifying for the performance-based exclusion with respect to options having an exercise price of not less than the fair market value of the Common Stock on the date of grant. The Committee will also continually evaluate to what extent Section 162(m) will apply to its other compensation programs.

Submitted by the Compensation, Nominating and Governance Committee of the Board of Directors

Kevin F. Hickey, Chairman
James J. Byrne
Adam J. Gutstein

Stock Performance Graph

     The following graph compares the yearly percentage change in cumulative total return (change in the year-end stock price plus reinvested dividends) to the Company’s shareholders against the cumulative total return of the NASDAQ US Market Index and the Dow Jones Technology, Software Index for the five years beginning December 31, 1998.

     The closing price of the Company’s common stock on the last trading day of the year ended December 31, 2003 was $3.08 per share. Historical stock price performance is not necessarily indicative of future price performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of April 28, 2004, the beneficial ownership of the Company’s Common Stock: (i) by each person known by the Company to be the beneficial owner of five percent or more of the Company’s outstanding Common Stock, (ii) by each director of the Company, (iii) by the Chief Executive Officer and the four other most highly compensated executive officers during fiscal 2003 (the “Named Executive Officers”), and (iv) by the directors and executive officers of the Company as a group. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares.

	Number of Shares
5% Beneficial Owners (1)	Beneficially Owned (2)		Percent of Class
Alvin H. Clemens	305,116	(3)	10.73%
5 Radnor Corporate Center
Suite 555
100 Matsonford Road
Radnor, PA 19087
Directors and Executive Officers
Michael Ashker	194,609	(4)	6.58%
James W. McLane	145,504	(5)	5.07%
Adam J. Gutstein	5,500	(6)	*
Kevin F. Hickey	5,260	(7)	*
Thomas L. Cunningham	1,688	(8)	*
John W. Coyle	1,500	(9)	*

	Number of Shares
5% Beneficial Owners (1)	Beneficially Owned (2)		Percent of Class
James J. Byrne	1,500	(10)	*
John M. Carradine	22,168	(11)	*
Emry P. Sisson	10,192	(12)	*
J. Brent Webb	9,883	(13)	*
Jimmy D. Taylor	2,287	(14)	*
All directors and executive officers as a group (11 Persons)	400,091	(15)	12.84%

*	Less than 1%

(1)	The address of each director and executive officer is 5215 N. O’Connor Blvd., Suite 800, Irving, TX 75039.

(2)	Includes options exercisable within 60 days from April 28, 2004.

(3)	Mr. Clemens is a former officer and former director of the Company. Includes 74,995 shares subject to options and warrants exercisable within 60 days. Excludes options to purchase 91,792 shares of the Company Common Stock owned by the Beaver Creek Limited Partnership in which Mr. Clemens is a partner for which Mr. Clemens expressly disclaims beneficial ownership. The total shares shown in the table are based on the Company’s most recent records, as supplemented by Mr. Clemens.

(4)	Includes 174,722 shares subject to options and 15,000 shares of the Company Common Stock subject to warrants exercisable within 60 days.

(5)	Includes options to purchase 104,369 shares of the Company Common Stock exercisable within 60 days.

(6)	Includes options to purchase 4,500 shares of the Company Common Stock exercisable within 60 days.

(7)	Options to purchase 5,260 shares of the Company Common Stock exercisable within 60 days.

(8)	Options to purchase 1,688 shares of the Company Common Stock exercisable within 60 days.

(9)	Options to purchase 1,500 shares of the Company Common Stock exercisable within 60 days.

(10)	Options to purchase 1,500 shares of the Company Common Stock exercisable within 60 days.

(11)	Includes options to purchase 19,718 shares of the Company Common Stock exercisable within 60 days.

(12)	Options to purchase 10,192 shares of the Company Common Stock, all of which will expire on June 5, 2004.

(13)	Includes options to purchase 8,133 shares of the Company Common Stock exercisable within 60 days.

(14)	Options to purchase 2,287 shares of the Company Common Stock exercisable within 60 days.

(15)	Includes options to purchase 348,869 shares of the Company Common Stock exercisable within 60 days.

Equity Compensation Plan Information

     The following table sets forth information regarding all compensation plans under which Company equity securities are authorized for issuance as of December 31, 2003:

	Equity Compensation Plan Information
			Number of securities
			remaining available for
			future issuance under
	Number of Securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	left column
Equity compensation plans approved by security holders(1)	329,045	$5.72	670,955
Equity compensation plans not approved by security holders(2)(3)	357,215	$31.68	0
Total	686,260	$19.23	670,955

(1)	This category consists of the Healthaxis Inc. 2000 Stock Option Plan which was approved by the shareholders.

(2)	This table does not include 409,948 shares of Common Stock that may be issued upon exercise of options outstanding under the Healthaxis.com, Inc. Amended and Restated 1998 Stock Option Plan and the Insurdata Incorporated 1999 Stock Option Plan, each of which were assumed in the Healthaxis.com merger with the Company as approved by the shareholders. The weighted average exercise price of these outstanding options is $23.06.

(3)	This category includes an aggregate of 196,563 shares subject to options outstanding under the Provident American Corporation Stock Option Plan For Directors, the Provident American Corporation 1996 Incentive Stock Option Plan For Life And Health Insurance Agents, the Provident Military Market Stock Option Plan, and the Provident American Corporation Amended And Restated Stock Option Plan For Directors and other historical plans related to the issuance of options to former officers, directors, employees and non-employee field representatives and agents related to the Company’s discontinued insurance operations. The Company no longer makes any option grants under any of these plans. This category also includes a total of 160,652 shares subject to outstanding warrants that were issued by the Company in connection with the issuance of the 2% convertible debentures and other historical financing, consulting and services arrangements, and warrants issued on conversion of Healthaxis.com Inc. warrants in the January 2001 merger. The Healthaxis.com warrants were originally issued in connection with various marketing and carrier partner agreements related to the discontinued retail website operations.

Item 13. Certain Relationships and Related Transactions

UICI and Its Affiliates

     UICI, which through its subsidiaries offers insurance (primarily health and life) and selected financial services to niche consumer and institutional markets, was previously the largest single shareholder of Healthaxis.

     On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The UICI holdings included 2,585,769 shares of the Company’s common stock, or 48.3% of the Company’s outstanding common stock; 1,424 shares of Series A Convertible Preferred Stock, or 6.1% of the outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note, which is due over three years and bears interest at 6%. The promissory note will be paid through deductions from the monthly invoices for business process outsourcing (“BPO”) services provided by the Company to Mega Life & Health Insurance Company (“Mega”) and Mid-West National Life Insurance Company of Tennessee (“Mid-West”), each of which are subsidiaries of UICI. The amount of the monthly payment will be equal to the greater of one half of the Mega invoice amount for BPO services or $65,000. A balloon principal payment is due at the maturity of the note if the note has not been paid through the monthly payments.

     To gain the required approval of this transaction from the Series A Preferred shareholders, the Company agreed to reduce the conversion price of the remaining preferred shares from $26.25 to $15.50. The repurchase of the preferred shares held by UICI reduced the total liquidation value of the outstanding Series A Preferred Stock from $23.5 million to $22.1 million.

     Services to UICI and its Subsidiaries. The Company previously provided services to a number of UICI subsidiaries and affiliates pursuant to various written agreements. These services included the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. The most significant of these agreements was the Services Agreement. Healthaxis has previously reported the revenues and expenses associated with the Services Agreement as those from the UICI Outsourcing segment. In June 2002, the Company and UICI terminated the Services Agreement. Notwithstanding, Healthaxis continues to provide products and services to UICI aside from the terminated Services Agreement. On May 1, 1999, the Company’s data capture subsidiary entered into a services agreement with Mega and Mid-West, subsidiaries of UICI, for the provision of data capture services. As amended, the agreement expired on December 31, 2003, but has continued on a month-to-month basis during 2003 pending execution of a renewal and extension thereof. Data capture services are provided on a per transaction basis pursuant to the agreement. For the year ended December 31, 2003, revenues for services provided to UICI and its subsidiaries and affiliates accounted for an aggregate of approximately $1,836,000.

     Netlojix Communications, Inc. Netlojix Communications, Inc., a telephone company in which Ronald L. Jensen, Chairman of UICI and a former director of Healthaxis.com, Inc., and parties affiliated with Mr. Jensen own a controlling interest, provides telephone services to the Company pursuant to a written agreement dated September 6, 2000. The agreement was renewed as of September 2002. For the year ended December 31, 2003, Healthaxis paid Netlojix Communications, Inc. approximately $158,000 for services under this agreement.

     Founders Plan Voting Trust. The Insurdata Incorporated merger agreement with the Company provided for a voting trust agreement that required the establishment of a trust to hold shares of the Company Common Stock, which were held of record by UICI, but as to which UICI had granted options to purchase such shares to some of the employees of the former Insurdata Incorporated and other UICI subsidiaries pursuant to its Insurdata Incorporated Founders’ Program. The trustees were Michael Ashker, Alvin Clemens, Edward W. LeBaron, Jr. and Henry Hager. All of the trustees are also directors or former directors of the Company. A majority of the trustees had the power to vote the shares held by the trust in their discretion at all meetings of shareholders or pursuant to actions by unanimous consent. In accordance with its terms, the voting trust agreement terminated on July 1, 2003, and the shares remaining in the trust were distributed to UICI. The Company subsequently repurchased these shares from UICI as part of the repurchase transaction described above.

     UICI Proxy Agreement. The Company and UICI were parties to a proxy agreement effective as of November 7, 2001. This Proxy Agreement automatically terminated by its own terms upon consummation of the repurchase of UICI’s shares.

Reverse Stock Split

     On August 19, 2003, the Board of Directors authorized a 1-for-10 reverse stock split of the Company’s $.10 par value common stock. As a result of the reverse split, the number of shares outstanding on that date was reduced from 53,528,557 to 5,353,361. To gain the required approval of this transaction from the Series A Preferred shareholders, the Company paid a one-time consent fee equal to 1 percent, or $235,000, of the liquidation value of then outstanding Series A Preferred Stock. Of this consent fee, $108,240 was paid to Brown Simpson Partners I, Ltd. and $85,460 was paid to LBI Group Inc.

Item 14. Principal Accountant Fees and Services

Fees Billed by Ernst & Young LLP

     Audit Fees. For the fiscal years ended December 31, 2003, and December 31, 2002, the Company was billed $350,775 and $499,897 respectively for professional services rendered for the audit and reviews of the Company’s financial statements for the applicable fiscal year.

     Audit Related Fees. For the fiscal years ended December 31, 2003, and December 31, 2002, the Company was not billed for any audit related services.

     Tax Fees. For the fiscal years ended December 31, 2003, and December 31, 2002, the Company was billed $9,596 and $194,001 respectively, for tax related services rendered for the applicable fiscal year, including tax compliance, tax advice and tax planning services.

     All Other Fees. For the fiscal years ended December 31, 2003, and December 31, 2002, the Company was not billed for any other services.

Audit Committee Pre-Approval Policy

     In mid 2003, the Audit Committee established a policy regarding pre-approval of all audit and non-audit services provided by the Company’s independent auditors. Each year the Audit Committee considers for general pre-approval the independent auditor’s engagement to render audit services, and well as the provision of audit-related services, tax services and all other services. The Audit Committee generally pre-approves certain services in these categories up to a specified budgeted amount. The term of any general pre-approval is 12 months from the date of pre-approval, unless otherwise stated. The Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor without obtaining specific pre-approval from the Audit Committee. The Audit Committee will add or subtract to the list of general pre-approved services from time to time, based on subsequent determinations. Any proposed service that has not received general pre-approval, or for which budgeted amounts exceed the pre-approved cost levels, will require specific pre-approval by the Audit Committee.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to this report to be signed on its behalf by undersigned, thereunto duly authorized.

Healthaxis Inc.

Date: April 29, 2004	By:	/s/ James W. McLane

James W. McLane
Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	DATE
/s/ James W. McLane James W. McLane	Chairman of the Board, and Chief Executive Officer (principal executive officer)	April 29, 2004
/s/ John M. Carradine John M. Carradine	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 29, 2004
* Michael Ashker	Director	April 29, 2004
* James J. Byrne	Director	April 29, 2004
* John W. Coyle	Director	April 29, 2004
* Thomas L. Cunningham	Director	April 29, 2004
* Adam J. Gutstein	Director	April 29, 2004
* Kevin F. Hickey	Director	April 29, 2004

*By:	/s/ James W. McLane

James W. McLane, Attorney-in-Fact

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith