Form 10-Q
period 2004-03-31
HEALTHAXIS INC
filed 2004-05-12
CIK 768892

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended. . . . . . . . . . . . . . . . .March 31, 2004

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

Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,768,292 shares of common stock, par value $.10, outstanding as of May 5, 2004.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	March 31	December 31
	2004	2003
	Unaudited	Audited
Assets
Cash and cash equivalents	$6,794	$7,887
Accounts receivable, net of allowance for doubtful accounts of $48 and $44, respectively	2,501	3,077
Prepaid expenses and other current assets	692	605
Notes receivable	67	124

Total current assets	10,054	11,693
Property, equipment and software, less accumulated depreciation and amortization of $10,117 and $9,952, respectively	1,126	1,238
Contract start-up costs, less accumulated amortization of $812 and $704, respectively	754	759
Capitalized software, less accumulated amortization of $2,372 and $2,199, respectively	845	990
Customer base, less accumulated amortization of $3,374 and $3,121, respectively	841	1,093
Goodwill	11,276	11,276
Notes receivable	23	—
Other assets	76	65

Total assets	$24,995	$27,114

Liabilities and Stockholders’ Equity
Accounts payable	$1,114	$981
Accrued liabilities	549	795
Deferred revenues	843	888
Notes payable, current portion	608	599

Total current liabilities	3,114	3,263
Notes payable	2,542	2,697
Post retirement and employment liabilities	931	940
Other liabilities	1,438	1,467

Total liabilities	8,025	8,367
Commitments and contingencies		—
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A cumulative convertible, 22,076 shares issued and outstanding, ($22,076 liquidation preference)	5,899	5,899
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 2,768,291 and 2,767,592 shares	277	277
Additional paid-in capital	441,365	441,464
Accumulated deficit	(430,571)	(428,893)

Total stockholders’ equity	16,970	18,747

Total liabilities and stockholders’ equity	$24,995	$27,114

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Revenue	$4,249	$5,231
Expenses:
Cost of revenues	4,353	5,097
Sales and marketing	293	255
General and administrative	968	909
Research and development	—	30
Amortization of intangibles	276	324

Total expenses	5,890	6,615

Operating loss	(1,641)	(1,384)
Interest and other income, net	27	30
Interest expense	(64)	(19)

Net loss	(1,678)	(1,373)
Preferred stock dividends	(110)	(115)

Net loss attributable to common shareholders	$(1,788)	$(1,488)

Net loss per share of common stock (basic and diluted)	$(0.65)	$(0.28)

Weighted average common shares and equivalents used in computing loss per share
Basic and diluted	2,767,830	5,365,000

See notes to consolidated financial statement

Healthaxis Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Cash flows from operating activities
Net loss	$(1,678)	$(1,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	697	938
Bad debt reserve	4	44
Stock option compensation	9	9
Change in:
Accounts receivable	572	(1,292)
Prepaid expenses and other current assets	(98)	(330)
Accounts payable and accrued liabilities	—	523
Deferred revenues	(45)	461
Other liabilities	(38)	(28)

Net cash used in operating activities	(577)	(1,048)

Cash flows from investing activities
Collection of notes receivable	34	19
Investment in capitalized software and contract start-up	(131)	(104)
Purchases of property, equipment and software	(52)	(86)

Net cash used in investing activities	(149)	(171)

Cash flows from financing activities
Payment of preferred stock dividends	(223)	(237)
Payments on note payable to UICI	(146)	—

Exercise of stock options	2	—

Net cash used in financing activities	(367)	(237)

Decrease in cash and cash equivalents	(1,093)	(1,456)
Cash and cash equivalents, beginning of period	7,887	11,380

Cash and cash equivalents, end of period	$6,794	$9,924

Supplemental disclosure of cash flow information:
Interest paid	$51	$19

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands except share and per share data)
March 31, 2003

Note A – Description of business and basis of presentation

Unaudited Financial Information

     The unaudited condensed consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Healthaxis Inc. is a Pennsylvania corporation, which was organized in 1982. Healthaxis’ common stock trades on the NASDAQ SmallCap Market under the symbol “HAXS.” The operations of Healthaxis are conducted through its subsidiary, Healthaxis, Ltd. Unless otherwise indicated, or the context otherwise requires, all references in this document to the “Company,” “Healthaxis,” “we,” “our” or “us” include Healthaxis Inc. and all of its subsidiaries. Healthaxis maintains a website at www.healthaxis.com. The Healthaxis Code of Conduct can be found on the Healthaxis website. Information found on the Healthaxis website is not a part of this report.

Earnings Per Share

     Basic earnings per share is computed only on the weighted average number of common shares outstanding during the respective periods, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed to show the dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the stock options, warrants and shares issuable upon conversion of the Company’s convertible preferred stock, totaling 2,359,580 and 2,067,729 as of March 31, 2003 and 2002 respectively, into the computation of diluted earnings per share would be anti-dilutive. Accordingly, these items have not been included in the computation.

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

     Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date granted in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	Three Months ended March 31,
	2004	2003
Net loss, as reported	$(1,678)	$(1,373)
Dividends on preferred stock	(110)	(115)
Stock based compensation expense recorded under the intrinsic value method	9	9
Pro forma stock based compensation expense computed under the fair value method	(281)	(442)

Pro forma net loss	$(2,060)	$(1,921)

Loss per share of common stock, basic and diluted as reported	$(0.65)	$(0.28)

Pro forma	$(0.74)	$(0.36)

Segments

     The Company has historically presented information regarding its two segments based on the Company’s internal organizational structure and financial reporting. During the first quarter of 2004, the Company re-aligned its operations under a single operating manager and further consolidated the operations. As a result of this change, the Company now produces consolidated information on the operations of the Company(excluding sales, general and administrative), which is regularly reviewed by the executive management committee of the Company in assessing performance and as an aid in making decisions about how resources are allocated. Accordingly, the Company no longer has reportable segments and has discontinued disclosure of segment information for all periods.

Reverse Stock Split

     On August 19, 2003, the Board of Directors authorized a 1-for-10 reverse stock split of the Company’s $.10 par value common stock. All references in the accompanying financial statements to the number of common shares and per-share amounts for prior periods have been restated to reflect the reverse stock split.

Note B – Recently Adopted Accounting Pronouncements

     In December 2003, the FASB issued a revised Statement of Financial Accounting Standards No. 132, or SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, and 106, and a Revision of FASB Statement No. 132.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new fiscal disclosure requirements have been included in Note 13—Post Retirement and Post Employment Liabilities and Employee Benefit Plans to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The new interim disclosure requirements have been included in Note C—Post Retirement Benefits below.

     In December of 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was enacted. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria. The company’s postretirement plans covering retirees currently provide certain prescription benefits to eligible participants. In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-1 permits the sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act and requires certain disclosures pending further consideration of the underlying accounting issues. The company has made the one-time election to defer accounting for the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued.

Note C – Post Retirement Benefits

     Healthaxis has an obligation to provide certain post retirement benefits, primarily lifetime health, dental and life insurance coverage, to a group of individuals consisting of three former executives, 17 retired employees, and the Company’s former Chairman. The following table sets forth the components of net postretirement benefit expense for all plans:

	Three Months Ended March 31,
	2004	2003
Interest cost	$13	$16
Transition obligation amortization	15	15

Net post retirement expense	$28	$31

     Under the Financial Staff Position No. 106-1 (FSP 106-1), the Company has made a one-time election to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 until authoritative guidance on the accounting for the federal subsidy is issued.

Note D – Repurchase of Securities Held by UICI and Reducing Conversion Price of Series A Convertible Preferred Stock

     On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3,900. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48.3 percent of the Company’s outstanding common stock; 1,424 shares of Series A Convertible Preferred Stock, or 6.1 percent of the outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3,900 included $500 cash at closing, and a $3,400 promissory note, which is due over three years and bears interest at 6%. The promissory note is paid through deductions from the monthly invoices for services provided by the Company to certain UICI subsidiaries. The amount of the monthly payment is equal to the greater of one half of the invoice amount for such services or $65. A balloon principal payment is due at the maturity of the note if the note has not been paid through the monthly payments. As of March 31, 2004 and 2003, the balance due under the promissory note is $3,150 (of which $608 is classified as short-term) and $0, respectively.

     To gain the required approval of this transaction from the Series A Preferred shareholders, the Company agreed to reduce the per share conversion price of the remaining preferred shares from $26.25 to $15.50. The repurchase of the preferred shares held by UICI reduced the total liquidation value of the outstanding Series A Preferred Stock from $23,500 to $22,076.

Note E – Significant Customer Concentrations

     For the three months ended March 31, 2004 and 2003, four customers accounted for $2,674 (63%) and $2,451 (47%), respectively, of the Company’s total revenues. At March 31, 2004 and December 31, 2003, one customer accounted for $860 (34%) and $965 (30%) of the Company’s accounts receivable, respectively.

Note F – Other Liabilities and Contingencies

     Other liabilities include $1,303 of contingent tax liabilities at March 31, 2004 and December 31, 2003.

     Healthaxis had a fixed fee contract for software licensing, development and systems implementation with the State of Washington Health Care Authority (“HCA”), which began in mid 2002. The Company was the prime contractor and utilized the services of a development partner to perform a significant part of the work. The Company’s financial obligation to the development partner was based on a fixed fee arrangement (a fixed percentage of the total revenue) and did not vary, regardless of the resources expended by the development partner. Payments to the development partner were contingent on the receipt by the Company of payments from HCA. This project was originally targeted for completion in June 2003.

     Billing under the contract was contingent upon the achievement of certain milestones and acceptance by HCA. Revenues from the HCA contract were recognized under the percentage of completion method of contract accounting. Due to the uncertainty of the profit margin to be achieved from the contract, the Company initially recognized revenue only to the extent costs were incurred under a zero margin approach. During the third quarter of 2003, the estimated project completion date was extended from March 2004 to June 2004. In addition, significant additional resources were applied to the project and the estimated total cost to complete the project increased significantly. Starting in July 2003, the Company determined that progress to completion and revenue under the contract would only be recognized as payment milestones were achieved. No milestones have been formally accepted by HCA since July 2003 and, as a result, no additional revenue has been recognized since that time.

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

     In late February 2004, the parties entered discussions relating to a mutually acceptable termination of the contract and work on the project was stopped by mutual agreement shortly thereafter. Solely to avoid the time and cost of dispute resolution, the Company proposed a settlement but HCA declined the proposal and subsequently requested a full or partial refund of all amounts previously paid.

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

     The Company and HCA are continuing to discuss terms for a mutually acceptable termination of the contract. Both parties have agreed to participate in a non-binding mediation session, anticipated to take place in mid-May, 2004. In the event these discussions are not successful, either the Company or HCA may invoke formal dispute resolution. In the event formal dispute resolution becomes necessary, the Company intends to vigorously defend the claims made by HCA and will pursue all available claims it has against HCA. The Company believes it is not possible to estimate the amount of a probable loss, if any, that might result from some adverse aspects of the ongoing settlement discussions or dispute resolution process. Furthermore, the Company believes that the development partner is contractually obligated to, either partially or wholly, indemnify the Company for any losses. However, until the matter is settled or otherwise resolved, the full effect of the indemnification can not be determined.

     As of March 31, 2004, the Company had collected $930 under the contract. The Company took a charge of $420 in the fourth quarter of 2003 to write-off all recorded assets and liabilities related to this project. Under the terms of the contract between the Company and the development partner, no amounts are due to the development partner until receipt of payments by the Company from HCA. Therefore, the Company eliminated the amount due to the development partner, which had been based on amounts expected to be collected from HCA. The fourth quarter 2003 charge also included an accrual for development costs incurred in 2004 that will not be realized.

     Although the ultimate disposition of this matter cannot be predicted with certainty, it is the opinion of the Company’s management that the outcome of this matter will not have a materially adverse effect on the consolidated financial condition of the Company, but could affect the consolidated results of operations and cash position in a future period.

Note G – Related Party Transactions

     Historically, Healthaxis conducted a significant amount of business with a major shareholder, UICI. As further described in Note D above, on September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3,900 and UICI is no longer considered an affiliate. Notwithstanding, Healthaxis continues to provide certain services to UICI and its subsidiaries pursuant to written agreements.

     For the three months ended March 31, 2004 and 2003, UICI and its subsidiaries and affiliates accounted for $415 (10%) and $455 (9%), respectively, of the Company’s revenues. As of March 31, 2004, Healthaxis had accounts receivable due from UICI and its subsidiaries and affiliates totaling $146, which represented 6% of the Company’s total accounts receivable.

Note H – Subsequent Event

     On May 12, 2004, the Company signed an agreement with its four Series A Convertible Preferred Stock shareholders, to amend and restate the terms of all outstanding shares of the Company’s Series A Convertible Preferred Stock. Under the terms of the agreement, the new preferred stock would be convertible into an aggregate of 3,850,000 shares of the Company’s common stock, and warrants to purchase up to 1,000,000 additional shares of common stock. The warrants would have a term of 5 years and an exercise price of $5.50 per share. The new preferred stock would have no liquidation preference, no voting rights except as required by law, the right to receive a nominal dividend of less than $1,000 per year in the aggregate payable to the holders of the new preferred stock and other dividends only to the extent that dividends are paid to holders of common stock, limited anti-dilution rights in the context of stock splits, stock dividends and similar transactions, and no redemption rights. However, the new preferred stock would be convertible into shares representing approximately 58% of the Company’s outstanding common stock on an as-converted basis. This compares to the approximately 34% of the Company’s outstanding common stock, on an as-converted basis, into which the existing Series A Convertible Preferred Stock is convertible. After also including the warrants and the Company’s other common stock equivalents, the new preferred stock and warrants would be convertible into, or exercisable for, shares representing approximately 57% of the Company’s fully diluted shares. The agreement would require the Company to register the securities for resale, but would place limited restrictions on the private sale or transferability of the securities held by the preferred shareholders, and would restrict the number of shares of common stock into which the new preferred stock or warrants may be sold in the public markets below a price of $3.50 per share. The proposed transaction is subject to certain conditions, including approval by the holders of the Company’s common stock. Further details of the proposed transactions will be contained in a proxy statement to be filed by the Company with the Securities and Exchange Commission seeking common shareholder approval.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning the Company’s financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Business–Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2003. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on forward-looking statements.

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

     Revenue Model. The Company’s revenues consist primarily of software-use license fees, transaction fees and professional services. These revenue sources are described below.

     A significant portion of the Company’s revenue is based on providing application service provider (ASP) services to our insurance, third-party administrator and self-insured plan customers. The ASP service includes a license to use our software, including hosting, maintenance and support, which is typically charged on a per-employee-per-month (PEPM) or per-member-per-month (PMPM) basis. In addition, the Company surrounds these software-use rights with such services as imaging, data capture and retrieval, EDI and print and mail services. These services are typically charged on a transaction fee basis, such as per claim, per image and per document. Due to the long term nature of the software license under the ASP arrangement and because all revenue elements included in the collective services are typically not sold separately, the ASP service revenues are recognized ratably over the term of the agreement and/or as transaction services are provided. With some exceptions, the Company has not historically sold its software for installation on customers’ systems.

     In preparation for providing services under these multi-year ASP contracts, the Company also usually contracts to perform certain start-up activities directly related to customizing and configuring the licensed software and loading insurance plan data for performance under the contract. The Company defers costs and revenues relating to these start-up activities and recognizes such costs and revenues ratably over the term of the ASP contract.

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

     Significant Project Update:

     Healthaxis had a fixed fee contract for software licensing, development and systems implementation with the State of Washington Health Care Authority (“HCA”), which began in mid 2002. The Company was the prime contractor and utilized the services of a development partner to perform a significant part of the work. The Company’s financial obligation to the development partner was based on a fixed fee arrangement (a fixed percentage of the total revenue) and did not vary, regardless of the resources expended by the development partner. Payments to the development partner were contingent on the receipt by the Company of payments from HCA. This project was originally targeted for completion in June 2003.

     Billing under the contract was contingent upon the achievement of certain milestones and acceptance by HCA. Revenues from the HCA contract were recognized under the percentage of completion method of contract accounting. Due to the uncertainty of the profit margin to be achieved from the contract, the Company initially recognized revenue only to the extent costs were incurred under a zero margin approach. During the third quarter of 2003, the estimated project completion date was extended from March 2004 to June 2004. In addition, significant additional resources were applied to the project and the estimated total cost to complete the project increased significantly. Starting in July 2003, the Company determined that progress to completion and revenue under the contract would only be recognized as payment milestones were achieved. No milestones have been formally accepted by HCA since July 2003 and, as a result, no additional revenue has been recognized since that time.

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

     In late February 2004, the parties entered discussions relating to a mutually acceptable termination of the contract and work on the project was stopped by mutual agreement shortly thereafter. Solely to avoid the time and cost of dispute resolution, the Company proposed a settlement but HCA declined the proposal and subsequently requested a full or partial refund of all amounts previously paid.

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

     The Company and HCA are continuing to discuss terms for a mutually acceptable termination of the contract. Both parties have agreed to participate in a non-binding mediation session, anticipated to take place in mid-May, 2004. In the event these discussions are not successful, either the Company or HCA may invoke formal dispute resolution. In the event formal dispute resolution becomes necessary, the Company intends to vigorously defend the claims made by HCA and will pursue all available claims it has against HCA. The Company believes it is not possible to estimate the amount of a probable loss, if any, that might result from some adverse aspects of the ongoing settlement discussions or dispute resolution process. Furthermore, the Company believes that the development partner is contractually obligated to, either partially or wholly, indemnify the Company for any losses. However, until the matter is settled or otherwise resolved, the full effect of the indemnification can not be determined.

     As of March 31, 2004, the Company had collected $930,000 under the contract. The Company took a charge of $420,000 in the fourth quarter of 2003 to write-off all recorded assets and liabilities related to this project. Under the terms of the contract between the Company and the development partner, no amounts are due to the development partner until receipt of payments by the Company from HCA. Therefore, the Company eliminated the amount due to the development partner, which was based on amounts expected to be collected from HCA. The fourth quarter 2003 charge also included an accrual for development costs incurred in 2004 that will not be realized.

     Although the ultimate disposition of this matter cannot be predicted with certainty, it is the opinion of the Company’s management that the outcome of this matter will not have a materially adverse effect on the consolidated financial condition of the Company, but could affect the consolidated results of operations and cash position in a future period.

Segments

     The Company has historically presented information regarding two segments based on the Company’s internal organizational structure and financial reporting. During the first quarter of 2004, the Company re-aligned its operations under a single operating manager and further consolidated the operations. As a result of this change, the Company now produces consolidated information on the operations (excluding sales, general and administrative), which is regularly reviewed by the executive management committee of the Company in assessing performance and as an aid in making decisions about how resources are allocated. Accordingly, the Company no longer has reportable segments and has discontinued disclosure of segment information for all periods.

Critical Accounting Policies

     Critical accounting policies are those which are most important to the financial statement presentation and that require the most difficult, subjective complex judgments. There have been no changes in the Company’s critical accounting policies as described in the Company’s Form 10-K for the year ended December 31, 2003.

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003 (Tables in Thousands)

	Three Months Ended March 31,
	2004	2003	Change
Revenues	$4,249	$5,231	$(982)
Cost of revenues	4,353	5,097	(744)

Gross profit	$(104)	$134	$(238)

% of revenue	(2)%	2%

     Revenues were down approximately $982,000 (19%) in the first quarter of 2004 compared to the same period in 2003. Cessation of work on the State of Washington project, as more fully described under “ — Overview- Significant Project Update” above, accounted for $370,000 of the reduction. Customers in a terminated or in a run-off stage resulted in a reduction of $227,000 and reduced headcount and transaction counts on two other customers resulted in a decline of $130,000. Reduction in the amount of project related work and the expiration of a stream of deferred revenue associated with another customer resulted in a reduction of $175,000. A new contract, signed in late 2003, started production in the first quarter of 2004 and resulted in $58,000 of increased revenue over the same period in 2003.

     Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. Cost or revenues declined $744,000 (15%) in the first quarter of 2004 compared to the same period in 2003. Cost of revenues was 102% of revenues in 2004 compared to 98% in 2003. Approximately $284,000 of the decline was related to contract labor associated with the State of Washington project, which was underway in 2003. An additional $175,000 of the decline was due to reduced amortization and depreciation expenses resulting from a decline in capital spending for property, plant and equipment over the last three years. The remaining reduction was largely the result of lower costs for salary, benefits, travel and other expenses associated with personnel.

	Three Months Ended March 31,
	2004	2003	Change
Sales and marketing expense	$293	$255	$38
General and administrative expense	968	909	59
Research and development expense	—	30	(30)
Amortization of intantibles	276	324	(48)
Interest and other income, net	27	30	(3)
Interest expense	(64)	(19)	(45)

     Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising. Company wide sales and marketing expenses increased $38,000 (15%) compared to the first quarter of 2003. The increase is primarily due to additional recruiting expenses related to sales and marketing management and staff additions to the sales team in early 2004.

     General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses increased $59,000 (6%) compared to the first quarter of 2003. The increase was primarily due to a net increase in professional fees such as legal, accounting and insurance, driven principally by Healthaxis being a public rather than privately held company.

     Research and development expenses are primarily the salary and related benefits of personnel engaged directly in the development of new products and the enhancement of existing products, prior to the establishment of technological feasibility. These expenses were reduced to zero compared to $30,000 in the first quarter of 2003 as the Company placed a greater emphasis on completing existing development products and the maintenance of existing customer accounts in the first quarter of 2004.

     Amortization of intangibles includes the amortization of developed software and customer base acquired in the January 2001 Healthaxis merger. These expenses were reduced $48,000 (15%) compared to the first quarter of 2003 as the developed software became fully amortized in January 2004.

     Interest and other income, net was relatively unchanged from the first quarter of 2003.

     Interest expense increased $45,000 (237%) compared to the first quarter of 2003 due to interest payments under the $3.4 million note payable to UICI dated September 30, 2003, related to the Company’s purchase of UICI’s Healthaxis stock and warrants.

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

Analysis of Cash Flows

     Cash used in operating activities for the three months ended March 31, 2004 was approximately $577,000 as compared to $1.0 million for the same period in 2003. The reduction in cash used was despite a $305,000 increase in the operating loss and $241,000 reduction in depreciation expenses from 2003. These factors were more than offset by a $1.1 million difference in operating asset and liability accounts due largely to changes in accounts receivable.

     Cash used in investing activities for the three months ended March 31, 2004 was $149,000 as compared to $171,000 for the same period in 2003. Additional investments in capitalized software and start-up costs were offset by reduced purchases of property, equipment and software.

     Cash used in financing activities for the three months ended March 31, 2004 was $367,000 as compared to $237,000 for the same period in 2003. The increased use of cash was due primarily to payments on the note payable to UICI related to the repurchase of all of their Healthaxis securities on September 30, 2003. See “Repurchase of Securities Held by UICI and Reducing Conversion Price of Series A Convertible Preferred Stock” below.

Preferred Stock

     The Series A Convertible Preferred Stock (“Preferred Stock”) has a stated value of $22.1 million and is convertible into shares of Healthaxis common stock at a conversion price of $15.50. The terms of the Preferred Stock provide that cumulative dividends be paid at the rate of 2% per year, payable semi-annually. In general, the Company may choose to pay the dividends either in cash or by issuing shares of common stock, although in some circumstances it is required to pay cash dividends. The terms of the Preferred Stock provide that in some situations the holders of the Preferred Stock can force Healthaxis to buy back their shares. The Company believes that the occurrence of the situations where it can be required to buy back shares of Preferred Stock is within its control. This event might adversely affect Healthaxis, because it may not have the cash necessary to effect the buy back or because cash that could have been used to make investments in Healthaxis’ business will instead be paid to the holders of our Preferred Stock. While the Company believes that, currently, there is no cause for a forced buy back, the situations in which it can be required to buy back shares of Preferred Stock involve situations where specific events or transactions are effected by Healthaxis without, generally, the affirmative vote or consent of the holders of at least 60% of the then outstanding Preferred Stock, or Healthaxis is found to have made an incorrect representation or warranty in the Certificate of Designation or other documents executed in connection with the issuance of the Preferred Stock. The Preferred Stock also contains, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the Preferred Stock plus all accrued but unpaid dividends. The holders of the Preferred Stock do not have general voting rights, although they do have the right to vote separately as a class in connection with some matters.

     On May 12, 2004, the Company signed an agreement with its four Series A Convertible Preferred Stock shareholders, to amend and restate the terms of all outstanding shares of the Company’s Series A Convertible Preferred Stock. Under the terms of the agreement, the new preferred stock would be convertible into an aggregate of 3,850,000 shares of the Company’s common stock, and warrants to purchase up to 1,000,000 additional shares of common stock. The warrants would have a term of 5 years and an exercise price of $5.50 per share. The new preferred stock would have no liquidation preference, no voting rights except as required by law, the right to receive a nominal dividend of less than $1,000 per year in the aggregate payable to the holders of the new preferred stock and other dividends only to the extent that dividends are paid to holders of common stock, limited anti-dilution rights in the context of stock splits, stock dividends and similar transactions, and no redemption rights. However, the new preferred stock would be convertible into shares representing approximately 58% of the Company’s outstanding common stock on an as-converted basis. This compares to the approximately 34% of the Company’s outstanding common stock, on an as-converted basis, into which the existing Series A Convertible Preferred Stock is convertible. After also including the warrants and the Company’s other common stock equivalents, the new preferred stock and warrants would be convertible into, or exercisable for, shares representing approximately 57% of the Company’s fully diluted shares. The agreement would require the Company to register the securities for resale, but would place limited restrictions on the private sale or transferability of the securities held by the preferred shareholders, and would restrict the number of shares of common stock into which the new preferred stock or warrants may be sold in the public markets below a price of $3.50 per share. The proposed transaction is subject to certain conditions, including approval by the holders of the Company’s common stock. Further details of the proposed transactions will be contained in a proxy statement to be filed by the Company with the Securities and Exchange Commission seeking common shareholder approval.

Repurchase of Securities Held by UICI and Reducing Conversion Price of Series A Convertible Preferred Stock:

     On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48.3% of the Company’s outstanding common stock; 1,424 shares of Series A Convertible Preferred Stock, or 6.1% of the outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note, which is due over three years and bears interest at 6%. The promissory note will be paid through deductions from the monthly invoices for services provided by the Company to certain UICI subsidiaries. The amount of the monthly payment will be equal to the greater of one half of the invoice amount for such services or $65,000. A balloon principal payment is due at the maturity of the note if the note has not been paid through the monthly payments. As of March 31, 2004, the balance due under the promissory note is $3.2 million, of which $608,000 is classified as short-term.

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

Recently Adopted Accounting Pronouncements

     See Note B to the Condensed Consolidated Financial Statements herein for a discussion of the impact on the Company’s financial statements of new accounting standards.

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

     The dividend rate on our Preferred Stock and the interest rate on our note payable are fixed at 2% and 6%, respectively, and therefore are not subject to market fluctuations.

Item 4. Controls and Procedures

     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     Not applicable

Item 3. Defaults Upon Senior Securities.

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable

Item 5. Other Information.

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

(10.1)	Change in Control Employee Agreement between Jimmy D. Taylor and Registrant dated as of February 25, 2004 (incorporated by reference to Exhibit 10.84 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003).

(10.2)	Change in Control Employee Agreement between Charles S. Ramsburg and Registrant dated as of February 25, 2004 (incorporated by reference to Exhibit 10.85 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K:

The Company filed a current report on Form 8-K on March 29, 2004, in which it disclosed, under Item 9, a press release dated March 29, 2004, announcing the fourth quarter 2003 financial results.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.
Date: May 12, 2004	By:	/s/ James W. McLane
James W. McLane, President and Chief
Executive Officer (Principal Executive Officer)

By:	/s/ John Carradine
John Carradine, Chief Financial Officer
(Principal Financial Officer) and Treasurer

Exhibit Index

(10.1)	Change in Control Employee Agreement between Jimmy D. Taylor and Registrant dated as of February 25, 2004 (incorporated by reference to Exhibit 10.84 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003).

(10.2)	Change in Control Employee Agreement between Charles S. Ramsburg and Registrant dated as of February 25, 2004 (incorporated by reference to Exhibit 10.85 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.