Form 10-Q
period 2004-06-30
HEALTHAXIS INC
filed 2004-08-12
CIK 768892

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended. . . . . . . . . . . . . . . . .June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes    ☐       No    ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,768,291 shares of common stock, par value $.10, outstanding as of August 5, 2004.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	June 30	December 31
	2004	2003
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$5,856	$7,887
Accounts receivable, net of allowance for doubtful accounts of $52 and $44, respectively	2,153	3,077
Prepaid expenses and other current assets	773	605
Notes receivable	45	124

Total current assets	8,827	11,693

Property, equipment and software, less accumulated depreciation and amortization of $10,256 and $9,952, respectively	1,072	1,238
Contract start-up costs, less accumulated amortization of $924 and $704, respectively	726	759
Capitalized software, less accumulated amortization of $2,506 and $2,199, respectively	769	990
Customer base, less accumulated amortization of $3,626 and $3,121, respectively	589	1,093
Goodwill	11,276	11,276
Notes receivable	23	—
Other assets	45	65

Total assets	$23,327	$27,114

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,413	$981
Accrued liabilities	512	795
Deferred revenues	829	888

Notes payable, current portion	617	599

Total current liabilities	3,371	3,263

Notes payable	2,376	2,697
Post retirement and employment liabilities	930	940
Other liabilities	1,438	1,467

Total liabilities	8,115	8,367

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible Preferred Stock, 3,850,000 issued and outstanding (no liquidation preference)	3,850	—
Series A cumulative convertible, 22,076 issued and outstanding ($22,076 liquidation preference)	—	5,899
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 2,768,291 and 2,767,592 shares	277	277
Additional paid-in capital	443,533	441,464
Accumulated deficit	(432,448)	(428,893)

Total stockholders’ equity	15,212	18,747

Total liabilities and stockholders’ equity	$23,327	$27,114

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$3,894	$5,483	$8,143	$10,714
Expenses:
Costs of revenue	4,024	4,975	8,377	10,072
Sales and marketing	341	283	634	538
General and administrative	1,106	837	2,074	1,746
Research and development	—	—	—	30
Amortization of intangibles	252	324	528	648

Total expenses	5,723	6,419	11,613	13,034

Operating loss	(1,829)	(936)	(3,470)	(2,320)
Interest income and other income, net	13	22	40	52
Interest expense	(61)	(19)	(125)	(38)

Net loss	(1,877)	(933)	(3,555)	(2,306)
Less: Preferred stock cash dividends	110	(117)	—	(232)
Add: Carrying amount of preferred stock over fair value of consideration transferred	261	—	261	—

Net loss attributable to common shareholders	$(1,506)	$(1,050)	$(3,294)	$(2,538)

Net loss per share of common stock (basic and diluted)	$(0.54)	$(0.20)	$(1.19)	$(0.47)

Weighted average common shares used in computing loss per share
Basic and diluted	2,768,291	5,361,222	2,768,061	5,362,885

See notes to consolidated financial statement

Healthaxis Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(3,555)	$(2,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,334	1,796
Bad debt reserve	8	48
Loss on disposal of fixed assets	—	8
Stock option compensation	18	18
Change in:
Accounts receivable	916	(163)
Prepaid expenses and other current assets	(168)	(376)
Costs in excess of billings	—	(158)
Other assets	20	(29)
Accounts payable and accrued liabilities	372	460
Deferred revenues	(59)	(139)
Other liabilities	(39)	287

Net cash used in operating activities	(1,153)	(554)

Cash flows from investing activities
Collection on notes receivable	56	92
Capitalized software and contract start-up costs	(273)	(205)
Purchases of property, equipment and software	(137)	(219)
Other	—	8

Net cash used in investing activities	(354)	(324)

Cash flows from financing activities
Payment of preferred stock dividends	(223)	(237)
Payments on note payable to UICI	(303)	—
Other	2	—

Net cash used in financing activities	(524)	(237)

Decrease in cash and cash equivalents	(2,031)	(1,115)
Cash and cash equivalents, beginning of period	7,887	11,380

Cash and cash equivalents, end of period	$5,856	$10,265

See notes to consolidated financial statement

Healthaxis Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2004

Note A – Description of business and basis of presentation

Unaudited Financial Information

     The unaudited condensed consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

General

     Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers and third party administrators (“TPA”) to provide enhanced services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology, either on a fully integrated or on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ Business Process Outsourcing (“BPO”) services, which are offered to the Company’s technology clients and on a stand-alone basis. BPO solutions include mailroom services and the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and automated PPO repricing.

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

Earnings Per Share

     Basic earnings per share is computed on the weighted average number of common shares outstanding, while the dilutive effect of convertible preferred stock, stock options and warrants is excluded. Diluted earnings per share is computed to show the dilutive effect, if any, of convertible preferred stock, stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the convertible preferred stock, stock options and warrants, totaling 6,092,598 and 2,031,359 as of June 30, 2004 and 2003 respectively, into the computation of diluted earnings per share would be anti-dilutive. Accordingly, these items have not been included in the computation. Following is a summary of these securities:

	As of June 30
	2004	2003
Options	1,127,026	943,600
Warrants	1,115,572	192,521
Preferred stock	0	895,238
Preferred stock - new	3,850,000	0

Total	6,092,598	2,031,359

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

     Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date granted in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	(In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,877)	$(933)	$(3,555)	$(2,306)
Effect of dividends on preferred stock	371	(117)	261	(232)
Stock based compensation expense recorded under the intrinsic value method	9	9	18	18
Pro forma stock based compensation expense computed under the fair value method	(361)	(395)	(642)	(837)

Pro forma net loss	$(1,858)	$(1,436)	$(3,918)	$(3,357)

Loss per share of common stock, basic and diluted
As reported	$(0.54)	$(0.20)	$(0.47)	$(0.47)

Pro forma	$(0.67)	$(0.27)	$(1.42)	$(0.63)

Goodwill

     The carrying value of goodwill at June 30, 2004 is $11.3 million. The Company performs its annual impairment review during the fourth quarter of each year or upon the occurrence of any event that indicates potential impairment. It is possible that the carrying amount of goodwill could be effected in the near term because of the impact that the Company’s continued operating losses could have on the estimates used by management to calculate the fair value of the reporting units.

Segments

     The Company has historically presented information regarding its two segments based on the Company’s internal organizational structure and financial reporting. During the first quarter of 2004, the Company re-aligned its operations under a single operating manager and further consolidated its operations. As a result of this change, the Company now produces consolidated information on the operations of the Company (excluding sales, general and administrative), which is regularly reviewed by the executive management committee of the Company in assessing performance and as an aid in making decisions about how resources are allocated. Accordingly, the Company no longer has reportable segments and has discontinued disclosure of segment information for all periods.

Reverse Stock Split

     On August 19, 2003, the Board of Directors authorized a 1-for-10 reverse stock split of the Company’s $.10 par value common stock. All references in the accompanying financial statements to the number of common shares and per-share amounts for prior periods have been restated to reflect the reverse stock split.

Note B – Recently Adopted Accounting Pronouncements

     On May 19, 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (“FSP No. 106-2”). FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004 and provides that an employer shall measure the accumulated plan benefit obligation (“APBO”) and net periodic postretirement benefit cost taking into account any subsidy received under the Act. The Company is evaluating the impact of the Act’s benefits and subsidies on the Company’s accumulated benefit obligation for postretirement benefits. The Company does not expect that the adoption of the Statement will have a material impact on the Company’s financial condition, results of operations or liquidity.

Note C – Post Retirement Benefits

     Healthaxis has an obligation to provide certain post retirement benefits, primarily lifetime health, dental and life insurance coverage, to a group of individuals consisting of three former executives, 17 retired employees, and the Company’s former Chairman. The following table sets forth the components of net postretirement benefit expense for all plans:

	(Table in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Interest cost	$13	$16	$27	$31
Transition obligation amortization	15	14	29	29

Net post retirement expense	$28	$30	$56	$60

Note D – Repurchase of Securities Held by UICI and Reducing Conversion Price of Series A Convertible Preferred Stock

     On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48.3% of the Company’s then outstanding common stock; 1,424 shares of Series A Convertible preferred stock, or 6.1% of the then outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note, which is due over three years and bears interest at 6%. The promissory note is paid through deductions from the monthly invoices for services provided by the Company to certain UICI subsidiaries. The amount of the monthly payment is equal to the greater of one half of the invoice amount for such services or $65,000. A balloon principal payment is due at the maturity of the note if the note has not been paid through the monthly payments. As of June 30, 2004, the balance due under the promissory note is $3.0 million (of which, $617,000 is classified as short-term).

     To gain the required approval of this transaction from the Series A Preferred shareholders, the Company agreed to reduce the per share conversion price of the then remaining preferred shares from $26.25 to $15.50. The repurchase of the preferred shares held by UICI reduced the total liquidation value of the outstanding Series A preferred stock from $23.5 million to $22.1 million. As described under Note H, the terms of the Series A preferred stock were significantly modified on June 30, 2004.

Note E – Significant Customer Concentrations

     For the three months ended June 30, 2004 and 2003, each of four customers represented greater than 10% of revenues, totaling $2.5 million (63%) and $3.0 million (54%), respectively, of the Company’s total revenues. For the six months ended June 30, 2004 and 2003, these four customers accounted for $5.1 million (63%) and $5.9 million (55%), respectively, of the Company’s total revenues At June 30, 2004 and December 31, 2003, one customer accounted for $814,000 (46%) and $965,000 (30%) of the Company’s accounts receivable, respectively.

Note F – Other Liabilities and Contingencies

     Other liabilities include $1.3 million of contingent tax liabilities at June 30, 2004 and December 31, 2003.

Note G – Related Party Transactions

     Historically, Healthaxis conducted a significant amount of business with a major shareholder, UICI. As further described in Note D above, on September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million and UICI is no longer considered an affiliate. Notwithstanding, Healthaxis continues to provide certain services to UICI and its subsidiaries pursuant to written agreements.

     For the three months ended June 30, 2004 and 2003, UICI and its subsidiaries and affiliates accounted for $397,000 (10%) and $487,000 (9%), respectively, of the Company’s revenues. For the six months ended June 30, 2004 and 2003, UICI and its subsidiaries and affiliates accounted for $811,000 (10%) and $942,000 (9%), respectively, of the Company’s revenues. As of June 30, 2004, Healthaxis had accounts receivable due from UICI and its subsidiaries and affiliates totaling $128,000, which represented 6% of the Company’s total accounts receivable.

Note H – Amendment of Preferred Stock

     Previously, the Company’s Series A Convertible preferred stock (“old”)had a stated value of $22.1 million and was convertible into 1,424,258 shares of Healthaxis common stock at a conversion price of $15.50 per share. The terms of the preferred stock provided that cumulative dividends be paid at the rate of 2%, or approximately $442,000 per year, payable semi-annually. In general, the Company could have paid the dividends either in cash or by issuing shares of common stock, although in some circumstances it was required to pay cash dividends. The terms of the preferred stock provided that in some situations the holders of the preferred stock could have forced Healthaxis to buy back their shares. The Company believed that the occurrence of the situations where it could be required to buy back shares of preferred stock was within its control. The preferred stock also contained, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the preferred stock plus all accrued but unpaid dividends. The holders of the preferred stock did not have general voting rights, although they did have the right to vote separately as a class in connection with some matters.

     Healthaxis entered into a Preferred Stock Modification Agreement on May 12, 2004. On June 30, 2004, Healthaxis consummated a transaction modifying the terms of its Series A Convertible preferred stock and resulting in the issuance to its preferred shareholders of warrants to purchase shares of the Company’s common stock. Under the terms of the agreements with the preferred shareholders, shares of the preferred stock (“new”) are convertible into an aggregate of 3,850,000 shares of the Company’s common stock. The preferred shareholders also received warrants with a term of five years entitling them to purchase up to 1,000,000 shares of common stock at an exercise price of $5.50 per share (subject to a cashless exercise feature that applies under some circumstances). The shares of common stock into which the shares of preferred stock are convertible and with respect to which the warrants are exercisable, represent approximately 55% of the common stock on a fully diluted basis as of June 30, 2004. Holders of the preferred stock will have no liquidation preference, no voting rights except as required by law, the right to receive a nominal dividend of $0.0001 per share semi-annually (aggregating less than $1,000 per year in total) and otherwise on a pro rata basis to the extent that dividends are paid to holders of common stock, limited anti-dilution rights in the context of stock splits, stock dividends and similar transactions, and no redemption rights.

     The new preferred stock is convertible into shares of common stock at the option of a preferred shareholder at any time and in any amount on or after June 30, 2005, but prior to that date may only be converted if the preferred shareholder desiring to effect the conversion will not hold as a result of the conversion more than 750,000 shares of common stock or if the common stock is trading on a national stock market and has had a closing price of $8.00 or more for 20 out of the 30 trading days immediately preceding the conversion date (in which case, any number of shares may be converted). Notwithstanding the foregoing, in the event of the transfer of shares of preferred stock in accordance with the terms of the agreements with the preferred shareholders, the preferred stock automatically converts into shares of common stock. Healthaxis may compel conversion of the preferred stock or exercise of the warrants granted to the preferred shareholders under some circumstances.

     Under the agreements with the preferred shareholders, Healthaxis agreed that it will not issue any equity securities in a transaction implying a pre-money valuation of Healthaxis of less than $14.5 million or at a per share price of less than $2.15 (these restrictions do not apply to the grant of stock options to Healthaxis employees or directors in most circumstances). Further, until June 30, 2005, the preferred shareholders have a right of first refusal to match the terms upon which any third party proposes to purchase from Healthaxis any equity securities having an aggregate purchase price of at least $1.0 million and to match the terms upon which Healthaxis proposes an offering of its common stock.

     Prior to conversion, the new preferred stock will only have the right to vote to the extent it is entitled to do so under applicable law. Under applicable law, the new preferred stock would be entitled to vote separately as a class in certain instances, including in the event of an amendment to Healthaxis’ articles of incorporation, which may occur should Healthaxis decide to engage in some types of mergers or consolidations. To the extent that the new preferred stock is so entitled to vote, prior to June 30, 2005 the preferred shareholders have agreed to vote their shares in favor of such a merger or consolidation if the common shareholders have approved the merger or consolidation and the per share price to be received by the preferred shareholders in the merger or consolidation is at least $3.50 in cash for each share of preferred stock. If the Company pursues a merger or consolidation on or after June 30, 2005, the preferred shareholders have agreed to vote their shares in favor of the merger or consolidation if the common shareholders approve the merger or consolidation and if the per share price to be received by the preferred shareholders in the merger or consolidation for each share of preferred stock is at least equal to what they would have received in the merger or consolidation if they had converted their shares of preferred stock into shares of common stock immediately prior to the merger or consolidation.

     The agreements require Healthaxis to register for resale the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants, but place certain restrictions on the private sale or transferability of the securities held by the preferred shareholders, and restrict the number of shares of common stock that may be sold in the public markets below a price of $3.50 per share. These stock transfer restrictions lapse on June 30, 2005.

     The Company estimated the fair value of the new preferred stock at June 30, 2004 to be $4.8 million. The estimate assumes a willing buyer and a willing seller in an arms-length negotiation and considers factors such as the price per share of the common stock on the date of closing, the trading restrictions imposed on the new preferred stock through June 30, 2005 and the marketability of the new preferred stock based upon the number of shares of common stock into which the preferred stock is convertible (55% on an fully diluted basis). The Company estimated the fair value of the warrants to be $815,000 using the Black-Scholes pricing model, based upon volatility of the common stock since the announcement of the preferred stock modification transactions. The $261,000 difference between the carrying value of the old preferred stock of $5.9 million and the fair value of the new preferred stock and warrants has been recorded as additional paid in capital and, in accordance with EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”, is reflected as carrying amount of preferred stock over fair value of consideration in the statement of operations.

     Additionally, while the old preferred stock had a 2% annual dividend payable semi-annually in January and July, the new preferred stock provides for the payment of a nominal semi-annual dividend (aggregating less than $1,000 per year to all preferred shareholders). In the first quarter of 2004, the Company accrued the $110,000 dividend payable in accordance with the terms of the old preferred stock, but this accrual was reversed in the second quarter of 2004 as a result of the completion of the transaction described above. This amount is also netted out of the net loss applicable to common shareholders on the condensed consolidated statement of operations.

     The Company will not recognize any taxable gain or loss as a result of the closing of the preferred stock modification transaction on June 30, 2004. The closing of the transaction may, however, result in the imposition of substantial limitations on the amount of the Company’s net operating losses that may be applied to any future taxable income of the Company.

Note I – Significant Contract

     The Company had a contract for software licensing, development and systems implementation with the State of Washington Health Care Authority (“HCA”), which began in mid 2002. For the three months ended June 30, 2004 and 2003, HCA accounted for $0 and $576,000 (10.5%), respectively, of the Company’s revenues. For the six months ended June 30, 2004 and 2003, HCA accounted for $0 and $946,000 (9%), respectively, of the Company’s revenues.

     The Company was the prime contractor on the HCA project and utilized the services of a development partner to perform a significant part of the work. A dispute arose under the HCA contract in late 2003, which has now been resolved by the Company and HCA entering into an agreement to terminate the HCA contract. The Company has also simultaneously entered into a cancellation agreement with its development partner canceling and terminating its master software services agreement with the development partner and the work order associated with subcontracted portions of the HCA project.

     Under the terms of the agreement with HCA, the Company paid HCA $300,000 and transferred title to certain project documentation to HCA. The agreement also contains full mutual releases of all parties including HCA, Healthaxis and the development partner, and an express denial of liability or wrongdoing by all parties.

     Under the terms of the agreement between the Company and its development partner, Healthaxis received $208,000, and any rights the development partner may have in the documentation being transferred by Healthaxis to HCA, resulting in a net cash payment by Healthaxis to HCA of $92,000. The agreement also contains full mutual releases between Healthaxis and the development partner, and an express denial of liability or wrongdoing by either party.

     The Company has entered into these agreements solely to avoid the potential time and cost of dispute resolution. The execution and funding of these agreements, which occurred in the second quarter of 2004, resolves all outstanding issues related to the HCA project. The net impact of these transactions is included in general and administrative expense in the accompanying condensed consolidated statement of operations.

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning the Company’s financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Business—Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2003, and under the caption “Proposal I — Approval of Issuance of Common Stock and Related Securities Transactions-Factors Affecting Current Common Shareholders” in the Company’s Proxy Statement dated June 1, 2004. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on forward-looking statements.

Overview

     Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers and third party administrators (“TPA”) provide enhanced services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology, either on a fully integrated or on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ Business Process Outsourcing (“BPO”) services, which are offered to the Company’s technology clients and on a stand-alone basis. BPO solutions include the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and automated PPO repricing. Healthaxis uses its deep domain expertise in health insurance operations to surround the payment of a health insurance claim, to customize services to meet the specific needs of its customers and to produce value for those customers by tapping unrealized potential in the customers’ operations to achieve the best results.

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

     The Company uses contract accounting for contracts where significant software modification is performed or where services are performed that are essential to the functionality of the delivered software. Generally, contracts that include significant software modification are accounted for using the percentage of completion method with progress measured based on the cost-to-cost method. If the ultimate achievement of customer billing milestones is not reasonably assured, revenue recognition is discontinued until those payment milestones have been achieved. The assumptions used for recording revenue are adjusted in the period of change to reflect revisions. Contracts with significant customer acceptance provisions are recognized using the completed contract method upon achieving customer acceptance of the completed project. The cumulative impact of any revision in estimates of the percent complete or recognition of losses on loss contracts is generally reflected in the period in which the changes or losses become known. The Company currently has no contracts in progress for which contract accounting is being applied.

     Significant Project Update:

     As previously disclosed, the Company had a contract for software licensing, development and systems implementation with the State of Washington Health Care Authority (“HCA”), which began in mid 2002. The Company was the prime contractor on the HCA project and utilized the services of a development partner to perform a significant part of the work. Also, as previously disclosed, a dispute arose under the HCA contract in late 2003, which has now been resolved by the Company and HCA entering into an agreement to terminate the HCA contract. The Company has also simultaneously entered into a cancellation agreement with its development partner canceling and terminating its master software services agreement with the development partner and the work order associated with subcontracted portions of the HCA project.

     Under the terms of the agreement with HCA, the Company paid HCA $300,000 and transferred title to certain project documentation to HCA. The agreement also contains full mutual releases of all parties including HCA, Healthaxis and the development partner, and an express denial of liability or wrongdoing by all parties.

     Under the terms of the agreement between the Company and its development partner, Healthaxis received $208,000 and any rights the development partner may have in the documentation being transferred by Healthaxis to HCA, resulting in a net cash payment by Healthaxis to HCA of $92,000. The agreement also contains full mutual releases between Healthaxis and the development partner, and an express denial of liability or wrongdoing by either party.

     The Company has entered into these agreements solely to avoid the potential time and cost of dispute resolution. The execution and funding of these agreements, which occurred in the second quarter of 2004, resolves all outstanding issues related to the HCA project. The net impact of these transactions is included in general and administrative expense in the accompanying condensed consolidated statement of operations.

Goodwill

     The carrying value of goodwill at June 30, 2004 is $11.3 million. The Company performs its annual impairment review during the fourth quarter of each year or upon the occurrence of any event that indicates potential impairment. It is possible that the carrying amount of goodwill could be effected in the near term because of the impact that the Company’s continued operating losses could have on the estimates used by management to calculate the fair value of the reporting units.

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

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003

	(Table in thousands)
	Three Months Ended June 30,
	2004	2003	Change
Revenues	$3,894	$5,483	$(1,589)
Cost of revenues	4,024	4,975	951

Gross profit	$(130)	$508	$(638)

% of revenue	(3)%	9%

     Revenues were down approximately $1.6 million (29%) in the three months ended June 30, 2004 compared to the same period in 2003. Cessation of work on the State of Washington project, as more fully described under “ – Overview- Significant Project Update” above, accounted for $576,000 of the reduction. Customers in a terminated or in a run-off stage resulted in a reduction in recurring PEPM license fees of $146,000, while other reductions in the number of covered lives administered by our clients was largely offset by increased revenues from new data mining services. Transaction fee revenue decreased $376,000 as a result of the consolidation of print and mailings across certain customers, and as a result of the decreased number of covered lives. Bundling of checks to the same provider of medical services and combining multiple payers into the same envelope for mailing, resulted in decreased print and mailing revenue. This evolution was necessary to remain competitive within the industry. Professional service fees decreased $239,000 as a result of decreased customer dependence upon our technical staff and a decrease in the number of one-time projects, compared to the same period in 2003. Data capture service revenue declined $214,000 as a result of lower claims volume and, in part, to the reduced number of lives covered by certain customers which also use our data capture services.

     Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. Cost of revenues declined $951,000 (19%) in the three months ended June 30, 2004 compared to the same period in 2003. Cost of revenues was 103% of revenues in 2004 compared to 91% in 2003. Many of the components of cost of revenues are fixed expenses that did not decline proportionately with revenue. Approximately $500,000 of the cost decline was related to termination of the contract labor associated with the State of Washington project, which was underway in 2003. An additional $144,000 of the decline was due to reduced amortization and depreciation expenses resulting from a decline in capital spending for property, plant and equipment over the last three years. The remaining reduction was largely the result of lower costs for salary, benefits, travel and other expenses associated with personnel.

	(Table in thousands)
	Three Months Ended June 30,
	2004	2003	Change
Sales and marketing expense	$341	$283	$58
General and administrative expense	1,106	837	269
Research and development expense	—	—	—
Amortization of intangibles	252	324	(72)
Interest and other income, net	13	22	(9)
Interest expense	(61)	(19)	(42)

     Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising. Company wide sales and marketing expenses increased $58,000 (20%) in the three months ended June 30, 2004 compared to the same quarter of 2003. The increase is primarily due to additional personnel expenses related to sales and marketing management and staff additions in early 2004.

     General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses increased $269,000 (32%) in the three months ended June 30, 2004 compared to the same quarter of 2003. The increase was primarily due to the $92,000 settlement on of the State of Washington project and $341,000 of legal and other professional fees associated with the preferred stock transaction, partially offset by approximately $60,000 in personnel savings.

     Amortization of intangibles includes the amortization of developed software and customer base acquired in the January 2001 Healthaxis merger. These expenses were reduced $72,000 (22%) in the three months ended June 30, 2004 compared to the same quarter of 2003, as the developed software was fully amortized in January 2004.

     Interest and other income, net decreased slightly from the same quarter of 2003 due primarily to lower balances on notes receivable resulting from the normal course of collections.

     Interest expense increased $42,000 (221%) in the three months ended June 30, 2004 compared to the same quarter of 2003 due to interest payments under the $3.4 million note payable to UICI dated September 30, 2003, related to the Company’s purchase of UICI’s Healthaxis stock and warrants.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

	(Table in thousands)
	Six Months Ended June 30,
	2004	2003	Change
Revenues	$8,143	$10,714	$(2,571)
Cost of revenues	8,377	10,072	(1,695)

Gross profit	$(234)	$642	$(876)

% of revenue	(3)%	6%

     Revenues were down approximately $2.6 million (24%) in the six months ended June 30, 2004 compared to the same period in 2003. Cessation of work on the State of Washington project, as more fully described under “ – Overview- Significant Project Update” above, accounted for $946,000 of the reduction. Recurring PEPM license fee revenue declined $308,000 primarily as the result of customers in a terminated or in a run-off stage, while other reductions in the number of covered lives administered by our clients was largely offset by increased revenues from new data mining services. Transaction fee revenue decreased $468,000 as a result of the consolidation of print and mailings across certain customers, and as a result of the decreased number of covered lives. Bundling of checks to the same provider of medical services and combining multiple payers into the same envelope for mailing, resulted in decreased print and mailing revenue. This evolution was necessary to remain competitive within the industry. Professional service fees decreased $427,000 as a result of decreased customers’ dependence upon our technical staff and to a decrease in the number of one-time projects, as compared to the same period in 2003. Data capture service revenue declined $385,000 as a result of lower claims volume and due, in part, to the reduced number of covered lives in certain customers which also use our data capture services.

     Cost of revenues declined $1.7 million (17%) in the six months ended June 30, 2004 compared to the same period in 2003. Cost of revenues was 103% of revenues in 2004 compared to 94% in 2003. Approximately $785,000 of the cost decline was related to termination of the contract labor associated with the State of Washington project, which was underway in 2003. An additional $352,000 of the decline was due to reduced amortization and depreciation expenses resulting from a decline in capital spending for property, plant and equipment over the last three years. The remaining reduction was largely the result of lower costs for salary, benefits, travel and other expenses associated with personnel.

	(Table in thousands)
	Six Months Ended June 30,
	2004	2003	Change
Sales and marketing expense	$634	$538	$(96)
General and administrative expense	2,074	1,746	(328)
Research and development expense	—	30	30
Amortization of intangibles	528	648	120
Interest and other income, net	40	52	12
Interest expense	(125)	(38)	(87)

     Sales and marketing expenses increased $96,000 (18%) in the six months ended June 30, 2004 compared to the same period of 2003. The increase is primarily due to additional personnel and recruiting expenses related to sales and marketing management and staff additions in early 2004.

     General and administrative expenses increased $328,000 (19%) in the six months ended June 30, 2004 compared to the same period of 2003. The increase was primarily due to the $92,000 settlement on of the State of Washington project and $373,000 of legal and other professional fees associated with the preferred stock transaction , partially offset by lower personnel and insurance costs totaling $90,000 plus other smaller cost reductions.

     Research and development expenses were reduced to zero in the six months ended June 30, 2004 compared to $30,000 in the same period of 2003, as the Company has placed a greater emphasis on completing existing development projects and the maintenance of existing customer accounts.

     Amortization of intangibles was reduced $120,000 (19%) in the six months ended June 30, 2004 compared to the same period of 2003, as the developed software was fully amortized in January 2004.

     Interest and other income, net decreased slightly from the same period in 2003 due primarily to lower balances on notes receivable resulting from the normal course of collections.

     Interest expense increased $87,000 (229%) in the six months ended June 30, 2004 compared to the same period of 2003 due to interest payments under the $3.4 million note payable to UICI dated September 30, 2003, related to the Company’s purchase of UICI’s Healthaxis stock and warrants.

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

Analysis of Cash Flows

     Cash used in operating activities for the six months ended June 30, 2004 was approximately $1.2 million as compared to $554,000 for the same period in 2003, an increase of $599,000. The increase in cash used was primarily due to a $1.2 million increase in the net loss and a $462,000 reduction in depreciation expenses from 2003 due, partially offset by an improvement in working capital of $1.2 million.

     Cash used in investing activities for the six months ended June 30, 2004 was $354,000 as compared to $324,000 for the same period in 2003, a nominal increase of $30,000. The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software.

     Cash used in financing activities for the six months ended June 30, 2004 was $524,000 as compared to $237,000 for the same period in 2003, for an increase of $287,000. The increased use of cash was due primarily to payments on the note payable to UICI related to the repurchase of all of their Healthaxis securities on September 30, 2003. See “Repurchase of Securities Held by UICI and Reducing Conversion Price of Series A Convertible Preferred Stock” below.

Preferred Stock

     On June 30, 2004, Healthaxis consummated a transaction modifying the terms of its Series A Convertible preferred stock and resulting in the issuance to its preferred shareholders of warrants to purchase shares of the Company’s common stock. Under the terms of the agreements with the preferred shareholders, shares of the preferred stock are convertible into an aggregate of 3,850,000 shares of the Company’s common stock. The preferred shareholders also received warrants with a term of five years entitling them to purchase up to 1,000,000 shares of common stock at an exercise price of $5.50 per share (subject to a cashless exercise feature that applies under some circumstances). The shares of common stock into which the shares of preferred stock are convertible and with respect to which the warrants are exercisable represent approximately 55% of our common stock on a fully diluted basis as of June 30, 2004. Holders of the preferred stock have no liquidation preference, no voting rights except as required by law, the right to receive a nominal dividend of $0.0001 per share semi-annually (aggregating less than $1,000 per year in total) and otherwise on a pro rata basis to the extent that dividends are paid to holders of common stock, limited anti-dilution rights in the context of stock splits, stock dividends and similar transactions, and no redemption rights.

     The preferred stock is convertible into shares of common stock at the option of a preferred shareholder at any time and in any amount on or after June 30, 2005, but prior to that date may only be converted if the preferred shareholder desiring to effect the conversion will not hold as a result of the conversion more than 750,000 shares of common stock or if the common stock is trading on a national stock market and has had a closing price of $8.00 or more for 20 out of the 30 trading days immediately preceding the conversion date (in which case, any number of shares may be converted). Notwithstanding the foregoing, in the event of the transfer of shares of preferred stock in accordance with the terms of the agreements with the preferred shareholders, the preferred stock automatically converts into shares of common stock. Healthaxis may compel conversion of the preferred stock or exercise of the warrants granted to the preferred shareholders under some circumstances.

     Under the agreements with the preferred shareholders, Healthaxis agreed that it will not issue any equity securities in a transaction implying a pre-money valuation of Healthaxis of less than $14.5 million or at a per share price of less than $2.15 (these restrictions do not apply to the grant of stock options to Healthaxis employees or directors in most circumstances). Further, until June 30, 2005, the preferred shareholders have a right of first refusal to match the terms upon which any third party proposes to purchase from Healthaxis any equity securities having an aggregate purchase price of at least $1.0 million and to match the terms upon which Healthaxis proposes an offering of its common stock.

     To the extent that the preferred stock is entitled to vote under applicable law, which may occur should the Company decide to pursue certain types of mergers or consolidations, prior to June 30, 2005 the preferred shareholders have agreed to vote their shares in favor of such a merger or consolidation if the common shareholders have approved the merger or consolidation and the per share price to be received by the preferred shareholders in the merger or consolidation is at least $3.50 in cash for each share of preferred stock. If the Company pursues a merger or consolidation on or after June 30, 2005, the preferred shareholders have agreed to vote their shares in favor of the merger or consolidation if the common shareholders approve the merger or consolidation and if the per share price to be received by the preferred shareholders in the merger or consolidation for each share of preferred stock is at least equal to what they would have received in the merger or consolidation if they had converted their shares of preferred stock into shares of common stock immediately prior to the merger or consolidation.

     The agreements require Healthaxis to register for resale the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants, but place certain restrictions on the private sale or transferability of the securities held by the preferred shareholders, and restrict the number of shares of common stock that may be sold in the public markets below a price of $3.50 per share. These stock transfer restrictions lapse on June 30, 2005.

Repurchase of Securities Held by UICI and Reducing Conversion Price of Series A Convertible Preferred Stock

     On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48.3% of the Company’s then outstanding common stock; 1,424 shares of Series A Convertible preferred stock, or 6.1% of the then outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note, which is due over three years and bears interest at 6%. The promissory note will be paid through deductions from the monthly invoices for services provided by the Company to certain UICI subsidiaries. The amount of the monthly payment is equal to the greater of one half of the invoice amount for such services or $65,000. A balloon principal payment is due at the maturity of the note if the note has not been paid through the monthly payments. During the three-month period ended June 30, 2004, the Company paid UICI an aggregate of $157,000 under the promissory note. As of June 30, 2004, the balance due under the promissory note is $3.0 million, of which $617,000 is classified as short-term.

Lease and Other Commitments

     Healthaxis also has certain capital and operating lease commitments over the next five years. These leases are primarily for office space and data processing equipment. Healthaxis has no other significant cash commitments other than those required by the normal day-to-day operations of its business.

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

     The dividend rate on our old preferred stock was fixed at 2%, while the dividend rate on our new preferred stock as described in Note H above, is fixed at a nominal rate of $0.0001 per share of the new preferred stock, payable semi-annually (aggregating less than $1,000 in dividend payments to all preferred shareholders annually). The interest rate on our note payable is fixed at 6%. The fair value of these instruments is therefore subject to market fluctuation as interest rates change.

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

The Annual Meeting of the Common Shareholders of Healthaxis Inc. was held on June 30, 2004 in Irving, Texas for the purpose of considering and acting upon the following:

			Shares
	Shares	Percentage	Voted	Shares	Broker
Proposal	Voted For	Voted For	Against	Abstained	Non-Votes
#1 Approval of the issuance of new shares relating to the modification of the Series A Preferred Stock and grant of related Warrants	953,994	91%	93,010	5,572	—
#2 Election of Directors:
Michael Ashker	2,583,213	97%	72,695	—	—
James J. Byrne	2,615,325	98%	40,583	—	—
John W. Coyle	2,597,914	98%	57,994	—	—
Thomas L. Cunningham	2,597,864	98%	58,044	—	—
Adam J. Gutstein	2,450,575	92%	205,333	—	—
Kevin F. Hickey	2,303,203	87%	352,705	—	—
James W. McLane	2,627,114	99%	28,794	—	—
# 3 Ratification of Ernst & Young LLP	2,598,018	98%	55,270	2,620	—

Item 5.	Other Information.

  Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

	(10.1)	Preferred Stock Modification Agreement dated May 12, 2004 between Healthaxis Inc. and certain Preferred Shareholders (incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement dated June 1, 2004)

	(10.2)	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated as of June 30, 2004

	(10.3)	Investor Rights Agreement dated as of June 30, 2004 between Healthaxis Inc. and certain Preferred Stockholders

	(10.4)	Registration Rights Agreement dated as of June 30, 2004 between Healthaxis Inc. and certain Preferred Shareholders

	(10.5)	Form of Warrant dated as of June 30, 2004 and executed by Healthaxis Inc. in favor of Brown Simpson Partners I, Ltd. (490,306 common shares), OTAPE LLC (58,072 common shares), LB I Group Inc. (387,117 common shares) and The Pennsylvania State University (64,505 common shares).

	(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

	(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

	(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K:

The Company furnished/filed a current report on Form 8-K on May 12, 2004, in which it disclosed, under Item 12, a press release dated May 12, 2004, announcing the first quarter 2004 financial results; and under Item 5, an agreement with its four Series A Convertible Preferred Stock shareholders subject to certain conditions including approval by the holders of the Company’s common stock.

The Company furnished a current report on Form 8-K on June 1, 2004, in which it disclosed, under Item 9, the resolution of a dispute with the State of Washington Health CareAuthority.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: August 12, 2004	By: /s/ James W. McLane
James W. McLane, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ John Carradine
John Carradine, Chief Financial Officer (Principal Financial Officer) and Treasurer

Exhibit Index

(10.1)	Preferred Stock Modification Agreement dated May 12, 2004 between Healthaxis Inc. and certain Preferred Shareholders (incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement dated June 1, 2004)

(10.2)	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated as of June 30, 2004

(10.3)	Investor Rights Agreement dated as of June 30, 2004 between Healthaxis Inc. and certain Preferred Stockholders

(10.4)	Registration Rights Agreement dated as of June 30, 2004 between Healthaxis Inc. and certain Preferred Shareholders

(10.5)	Form of Warrant dated as of June 30, 2004 and executed by Healthaxis Inc. in favor of Brown Simpson Partners I, Ltd. (490,306 common shares), OTAPE LLC (58,072 common shares), LB I Group Inc. (387,117 common shares) and The Pennsylvania State University (64,505 common shares).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.