Form 10-Q
period 2004-09-30
HEALTHAXIS INC
filed 2004-11-12
CIK 768892

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Yes [  ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,768,291 shares of common stock, par value $.10, outstanding as of November 5, 2004.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands except share and per share data)

	September 30,	December 31,
	2004	2003
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$4,411	$7,887
Accounts receivable, net of allowance for doubtful accounts of $53 and $44, respectively	2,563	3,077
Prepaid expenses and other current assets	744	605
Notes receivable, current portion	23	124

Total current assets	7,741	11,693
Property, equipment and software, less accumulated depreciation and amortization of $10,387 and $9,952, respectively	1,050	1,238
Contract start-up costs, less accumulated amortization of $1,049 and $704, respectively	685	759
Capitalized software, less accumulated amortization of $2,641 and $2,199, respectively	706	990
Customer base, less accumulated amortization of $3,878 and $3,121, respectively	336	1,093
Goodwill	11,276	11,276
Notes receivable	23	—
Other assets	45	65

Total assets	$21,862	$27,114

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,280	$981
Accrued liabilities	609	795
Deferred revenues	898	888
Notes payable, current portion	627	599

Total current liabilities	3,414	3,263
Notes payable	2,211	2,697
Post retirement and employment liabilities	929	940
Other liabilities	1,418	1,467

Total liabilities	7,972	8,367
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible, 3,850,000 issued and outstanding (no liquidation preference)	3,850	—
Series A Cumulative Convertible, 22,076 issued and outstanding ($22,076 liquidation preference)	—	5,899
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 2,768,291 and 2,767,592 shares	277	277
Additional paid-in capital	443,539	441,464
Accumulated deficit	(433,776)	(428,893)

Total stockholders’ equity	13,890	18,747

Total liabilities and stockholders’ equity	$21,862	$27,114

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$3,942	$5,352	$12,085	$16,066
Expenses:
Costs of revenue	3,827	4,797	12,204	14,869
Sales and marketing	377	224	1,011	762
General and administrative	764	804	2,838	2,550
Research and development	—	—	—	30
Amortization of intangibles	252	324	780	972

Total expenses	5,220	6,149	16,833	19,183

Operating loss	(1,278)	(797)	(4,748)	(3,117)
Interest income and other income, net	11	22	51	74
Interest expense	(61)	(19)	(186)	(57)

Net loss	(1,328)	(794)	(4,883)	(3,100)
Less: Preferred stock cash dividends	—	(354)	—	(586)
Add: Carrying amount of preferred stock over fair value of consideration transferred	—	—	261	—

Net loss attributable to common shareholders	$(1,328)	$(1,148)	$(4,622)	$(3,686)

Net loss per share of common stock (basic and diluted)	$(0.48)	$(0.22)	$(1.67)	$(0.69)

Weighted average common shares used in computing loss per share
Basic and diluted	2,768,291	5,325,794	2,768,138	5,350,373

See notes to unaudited consolidated financial statement

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Cash flows from operating activities
Net loss	$(4,883)	$(3,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,979	2,626
Bad debt reserve	9	51
Loss on disposal of fixed assets	—	8
Stock option compensation	24	26
Change in:
Accounts receivable	505	(54)
Prepaid expenses and other current assets	(139)	(189)
Costs in excess of billings	—	(588)
Other assets	20	70
Accounts payable and accrued liabilities	336	446
Deferred revenues	10	(498)
Other liabilities	(60)	214

Net cash used in operating activities	(2,199)	(988)

Cash flows from investing activities
Collection on notes receivable	78	149
Capitalized software and contract start-up costs	(429)	(371)
Purchases of property, equipment and software	(247)	(623)
Other	—	8

Net cash used in investing activities	(598)	(837)

Cash flows from financing activities
Payment of preferred stock dividends	(223)	(705)
Payment to UICI for stock and warrants	—	(500)
Payments on note payable to UICI	(458)	—
Other	2	—

Net cash used in financing activities	(679)	(1,205)

Decrease in cash and cash equivalents	(3,476)	(3,030)
Cash and cash equivalents, beginning of period	7,887	11,380

Cash and cash equivalents, end of period	$4,411	$8,350

See notes to unaudited consolidated financial statement

Healthaxis Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
September 30, 2004

Note A – Description of business and basis of presentation

Unaudited Financial Information

     The unaudited condensed consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

General

     Healthaxis is a technology-enhanced provider of fully-integrated claims related solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers and third party administrators (“TPA”) to provide enhanced claims related services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology, either on a fully integrated or on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ Business Process Outsourcing (“BPO”) services, which are offered to the Company’s technology clients, as well as on a stand-alone basis. BPO solutions include mailroom services and the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and automated PPO routing and repricing. Healthaxis uses its deep domain expertise in health insurance operations to surround the payment of a health insurance claim, to customize services to meet the specific needs of its customers and to produce value for those customers by tapping unrealized potential in the customers’ operations to achieve the best results.

Earnings Per Share

     Basic earnings per share is computed on the weighted average number of common shares outstanding, while the dilutive effect of convertible preferred stock, stock options and warrants is excluded. Diluted earnings per share is computed to show the dilutive effect, if any, of convertible preferred stock, stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the convertible preferred stock, stock options and warrants, totaling 6,082,159 and 2,571,902 as of September 30, 2004 and 2003 respectively, into the computation of diluted earnings per share would be anti-dilutive. Accordingly, these items have not been included in the computation. Following is a summary of these securities:

	As of September 30,
	2004	2003
Options	1,103,087	954,753
Warrants	1,129,072	192,891
Preferred stock	0	1,424,258
Preferred stock — new	3,850,000	0

Total common shares if converted	6,082,159	2,571,902

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

     Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date granted in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	(Table in thousands, except per share data)
	Three Months Ended Sept. 30,		Nine months Ended Sept. 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,328)	$(794)	$(4,883)	$(3,100)
Effect of dividends on preferred stock	—	(354)	261	(586)
Stock based compensation expense recorded under the intrinsic value method	6	8	24	26
Pro forma stock based compensation expense computed under the fair value method	(307)	(407)	(949)	(1,243)

Pro forma net loss	$(1,629)	$(1,547)	$(5,547)	$(4,903)

Loss per share of common stock, basic and diluted
As reported	$(0.48)	$(0.22)	$(1.67)	$(0.69)

Pro forma	$(0.59)	$(0.29)	$(2.00)	$(0.92)

     The Company granted 1,850 options in the third quarter 2004. The fair value of the options and warrants granted are estimated on the date of grant using the Black-Scholes option-pricing model. The major assumptions used include no dividends paid, a weighted average expected life of three years, expected stock volatility of 69% and risk free interest rates ranging from 2.75% to 3.09%. The weighted-average grant-date fair value of options granted is $1.02.

Goodwill

     The carrying value of goodwill at September 30, 2004 is $11.3 million. The Company performs its annual impairment review during the fourth quarter of each year or upon the occurrence of any event that indicates potential impairment. It is possible that the carrying amount of goodwill could be effected in the near term because of the impact that the Company’s continued operating losses could have on the estimates used by management to calculate the fair value of the reporting units.

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

Note B – Recently Adopted Accounting Pronouncements

     On May 19, 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (“FSP No. 106-2”). FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004 and provides that an employer shall measure the accumulated plan benefit obligation (“APBO”) and net periodic postretirement benefit cost taking into account any subsidy received under the Act. The adoption of the Statement did not have a material impact on the Company’s financial condition, results of operations or liquidity.

Note C – Post Retirement Benefits

     Healthaxis has an obligation to provide certain post retirement benefits, primarily lifetime health, dental and life insurance coverage, to a group of individuals consisting of three former executives and 17 retired employees of Provident American Corporation, which became Healthaxis, and the Company’s former Chairman. The following table sets forth the components of net postretirement benefit expense for all plans:

		(Table in thousands)
	Three Months Ended Sept 30		Nine months Ended Sept 30
	2004	2003	2004	2003
Interest cost	$13	$18	$40	$47
Transition obligation amortization	15	15	44	43

Net post retirement expense	$28	$33	$84	$90

Note D – Repurchase of Securities Held by UICI Inc. and Reducing Conversion Price of Series A Convertible Preferred Stock

     On September 30, 2003, the Company purchased all Healthaxis securities held by UICI Inc. (“UICI”) for $3.9 million. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48.3% of the Company’s then outstanding common stock; 1,424 shares of Series A Convertible preferred stock, or 6.1% of the then outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note, which is due over three years and bears interest at 6%. The promissory note is paid through deductions from the monthly invoices for services provided by the Company to certain UICI subsidiaries. The amount of the monthly payment is equal to the greater of one half of the invoice amount for such services or $65,000. A balloon principal payment is due at the maturity of the note if the note has not been paid through the monthly payments. As of September 30, 2004, the balance due under the promissory note is $2.8 million (of which, $627,000 is classified as short-term).

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

Note E – Significant Customer Concentrations

     For the three months ended September 30, 2004 and 2003, each of four customers represented greater than 10% of revenues, totaling $2.4 million (62%) and $2.9 million (55%), respectively, of the Company’s total revenues. For the nine months ended September 30, 2004 and 2003, these four customers accounted for $7.6 million (63%) and $8.8 million (55%), respectively, of the Company’s total revenues. At September 30, 2004 and December 31, 2003, one customer accounted for $776, 000 (30%) and $965,000 (31%) of the Company’s accounts receivable, respectively.

Note F – Other Liabilities and Contingencies

     Other liabilities include $1.3 million of contingent tax liabilities at September 30, 2004 and December 31, 2003.

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

     For the three months ended September 30, 2004 and 2003, UICI and its subsidiaries and affiliates accounted for $376, 000 (10%) and $487,000 (9%), respectively, of the Company’s revenues. For the nine months ended September 30, 2004 and 2003, UICI and its subsidiaries and affiliates accounted for $1.2 million (10%) and $1.4 million (9%), respectively, of the Company’s revenues. As of September 30, 2004, Healthaxis had accounts receivable due from UICI and its subsidiaries and affiliates totaling $107,000, which represented 4% of the Company’s total accounts receivable. The accounts receivable from UICI are current under the terms and conditions of contract payment.

Note H – Amendment of Preferred Stock

     Previously, the Company’s Series A Convertible preferred stock (“old”) had a stated value of $22.1 million and was convertible into 1,424,258 shares of Healthaxis common stock at a conversion price of $15.50 per share. The terms of the preferred stock provided that cumulative dividends be paid at the rate of 2%, or approximately $442,000 per year, payable semi-annually. In general, the Company could have paid the dividends either in cash or by issuing shares of common stock, although in some circumstances it was required to pay cash dividends. The terms of the preferred stock provided that in some situations the holders of the preferred stock could have forced Healthaxis to buy back their shares. The Company believed that the occurrence of the situations where it could be required to buy back shares of preferred stock was within its control. The preferred stock also contained, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the preferred stock plus all accrued but unpaid dividends. The holders of the preferred stock did not have general voting rights, although they did have the right to vote separately as a class in connection with some matters.

     Healthaxis entered into a Preferred Stock Modification Agreement on May 12, 2004. On June 30, 2004, Healthaxis consummated a transaction modifying the terms of its Series A Convertible preferred stock and providing for the issuance to its preferred shareholders of warrants to purchase shares of the Company’s common stock. Under the terms of the agreements with the preferred shareholders, shares of the preferred stock (“new”) are convertible into an aggregate of 3,850,000 shares of the Company’s common stock. The preferred shareholders also received warrants with a term of five years entitling them to purchase up to 1,000,000 shares of common stock at an exercise price of $5.50 per share (subject to a cashless exercise feature that applies under some circumstances). The shares of common stock into which the shares of preferred stock are convertible and with respect to which the warrants are exercisable, represent approximately 55% of the common stock on a fully diluted basis as of June 30, 2004. Holders of the preferred stock will have no liquidation preference, no voting rights except as required by law, the right to receive a nominal dividend of $0.0001 per share semi-annually (aggregating less than $1,000 per year in total) and otherwise on a pro-rata basis to the extent that dividends are paid to holders of common stock, limited anti-dilution rights in the context of stock splits, stock dividends and similar transactions, and no redemption rights.

     The new preferred stock is convertible into shares of common stock at the option of a preferred shareholder at any time, and in any amount, on or after June 30, 2005, but prior to that date may only be converted if the preferred shareholder desiring to effect the conversion will not hold as a result of the conversion more than 750,000 shares of common stock, or if the common stock is trading on a national stock market and has had a closing price of $8.00 or more for 20 out of the 30 trading days immediately preceding the conversion date (in which case, any number of shares may be converted). Notwithstanding the foregoing, in the event of the transfer of shares of preferred stock in accordance with the terms of the agreements with the preferred shareholders, the preferred stock automatically converts into shares of common stock. Healthaxis may compel conversion of the preferred stock or exercise of the warrants granted to the preferred shareholders under some circumstances.

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

     Prior to conversion, the new preferred stock will only have the right to vote to the extent it is entitled to do so under applicable law. Under applicable law, the new preferred stock is entitled to vote separately as a class in certain instances, including in the event of a merger or consolidation that would effect some types of changes in the

Company’s articles of incorporation. To the extent that applicable law entitles the new preferred stock to vote on a given merger or consolidation transaction prior to June 30, 2005 the preferred shareholders have agreed to vote their shares in favor of such a merger or consolidation if the common shareholders have approved the merger or consolidation and the per share price to be received by the preferred shareholders in the merger or consolidation is at least $3.50 in cash for each share of preferred stock. If the Company pursues a merger or consolidation on or after June 30, 2005, the preferred shareholders have agreed to vote their shares in favor of the merger or consolidation if the common shareholders approve the merger or consolidation and if the per share price to be received by the preferred shareholders in the merger or consolidation for each share of preferred stock is at least equal to what they would have received in the merger or consolidation if they had converted their shares of preferred stock into shares of common stock immediately prior to the merger or consolidation.

     The agreements require Healthaxis to register for resale the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants, but place certain restrictions on the private sale or transferability of the securities held by the preferred shareholders, and restrict the number of shares of common stock that may be sold in the public markets below a price of $3.50 per share. These stock transfer restrictions lapse on June 30, 2005. The Company filed a Form S-3 Registration Statement on September 2, 2004 to register for resale the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants. On October 28, 2004 the Securities and Exchange Commission declared the Registration Statement effective.

     The Company estimated the fair value of the new preferred stock at June 30, 2004 to be $4.8 million. The estimate assumes a willing buyer and a willing seller in an arms-length negotiation and considers factors such as the price per share of the common stock on the date of closing, the trading restrictions imposed on the new preferred stock through June 30, 2005 and the marketability of the new preferred stock based upon the number of shares of common stock into which the preferred stock is convertible (55% on a fully diluted basis). The Company estimated the fair value of the warrants to be $815,000 using the Black-Scholes pricing model, based upon volatility of the common stock since the announcement of the preferred stock modification transactions. The $261,000 difference between the carrying value of the old preferred stock of $5.9 million and the fair value of the new preferred stock and warrants has been recorded as additional paid in capital and, in accordance with EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”, is reflected as carrying amount of preferred stock over fair value of consideration in the statement of operations.

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

Note I – Significant Contract

     The Company had a contract for software licensing, development and systems implementation with the State of Washington Health Care Authority (“HCA”), which began in mid 2002. For both three-month periods ending September 30, 2004 and 2003, the Company earned no revenue from HCA. For the nine months ended September 30, 2004 and 2003, HCA accounted for $0 and $946,000 (6%), respectively, of the Company’s revenues.

     The Company was the prime contractor on the HCA project and utilized the services of an offshore development partner to perform a significant part of the work. A dispute arose under the HCA contract in late 2003, which has now been resolved by the Company and HCA entering into an agreement to terminate the HCA contract. The Company has also simultaneously entered into a cancellation agreement with its development partner canceling and terminating its master software services agreement with the development partner and the work order associated with subcontracted portions of the HCA project.

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

     The Company entered into these agreements solely to avoid the potential time and cost of dispute resolution. The execution and funding of these agreements, which occurred in the second quarter of 2004, resolves all outstanding issues related to the HCA project. The net impact of these transactions is included in general and administrative expense in the accompanying condensed consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning the Company’s financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Business–Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2003, and under the caption “Proposal I – Approval of Issuance of Common Stock and Related Securities Transactions-Factors Affecting Current Common Shareholders” in the Company’s Proxy Statement dated June 1, 2004. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on forward-looking statements.

Overview

     Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers and third party administrators (“TPA”) provide enhanced services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology, either on a fully integrated or on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ Business Process Outsourcing (“BPO”) services, which are offered to the Company’s technology clients and on a stand-alone basis. BPO solutions include the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and automated PPO routing and repricing. Healthaxis uses its deep domain expertise in health insurance operations to surround the payment of a health insurance claim, to customize services to meet the specific needs of its customers and to produce value for those customers by tapping unrealized potential in the customers’ operations to achieve the best results.

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

     A significant portion of the Company’s revenue is based on providing application service provider (ASP) services to our insurance, third-party administrator and self-insured plan customers. The ASP service includes a license to use our benefits administration and claims processing software, including hosting, maintenance and support, which is typically charged on a per-employee-per-month (PEPM) or per-member-per-month (PMPM) basis. In addition, the Company surrounds these software-use rights with such services as imaging, data capture and retrieval, EDI and print and mail services, and PPO routing and repricing services. These services are typically charged on a transaction fee basis, such as per claim, per image and per document. Due to the long term nature of the software license under the ASP arrangement and because all revenue elements included in the collective services are typically not sold separately, the ASP service revenues are recognized ratably over the term of the agreement and/or as transaction services are provided. With some exceptions, the Company has not historically sold its benefits administration and claims processing software for installation on customers’ systems.

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

     Periodically, while an ASP contract is in place, the Company also performs professional services upon request and recognizes the related revenue on a time and materials basis as services are performed. Such professional services are not sold in conjunction with a software license or other revenue elements and, therefore, are separate from the sale of software licenses.

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

     Significant Project Update:

     As previously disclosed, the Company had a contract for software licensing, development and systems implementation with the State of Washington Health Care Authority (“HCA”), which began in mid 2002. The Company was the prime contractor on the HCA project and utilized the services of an offshore development partner to perform a significant part of the work. Also, as previously disclosed, a dispute arose under the HCA contract in late 2003, which has now been resolved by the Company and HCA entering into an agreement to terminate the HCA contract. The Company has also simultaneously entered into a cancellation agreement with its development partner canceling and terminating its master software services agreement with the development partner and the work order associated with subcontracted portions of the HCA project.

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

     The Company entered into these agreements solely to avoid the potential time and cost of dispute resolution. The execution and funding of these agreements, which occurred in the second quarter of 2004, resolves all outstanding issues related to the HCA project. The net impact of these transactions is included in general and administrative expense in the accompanying condensed consolidated statement of operations.

Goodwill

     The carrying value of goodwill at September 30, 2004 is $11.3 million. The Company performs its annual impairment review during the fourth quarter of each year or upon the occurrence of any event that indicates potential impairment. It is possible that the carrying amount of goodwill could be effected in the near term because of the impact that the Company’s continued operating losses could have on the estimates used by management to calculate the fair value of the reporting units.

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

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

	(Table in thousands)
	Three Months Ended Sept. 30,
	2004	2003	Change
Revenues	$3,942	$5,352	$(1,410)
Cost of revenues	3,827	4,797	970

Gross profit	$115	$555	$(440)

% of revenue	3%	10%

     Revenues were down approximately $1.4 million (26%) in the three months ended September 30, 2004 compared to the same period in 2003. Cessation of work on the ACS/State of Georgia project accounted for $584,000 of the reduction. Recurring PEPM license fee revenue declined $278,000 primarily as the result of customers in a terminated or in a run-off stage, while other reductions in the number of covered lives administered by our clients was largely offset by increased revenues from new data mining services. Transaction fee revenue decreased $188,000 primarily as a result of the decreased number of covered lives. Professional service fees decreased $172,000 as a result of decreased customer dependence upon our technical staff and a decrease in the number of one-time projects, compared to the same period in 2003. Data capture service revenue declined $133,000 as a result of lower claims volume and, in part, to the reduced number of lives covered by certain customers which also use our data capture services.

     Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. Cost of revenues declined $970,000 (20%) in the three months ended September 30, 2004 compared to the same period in 2003. Cost of revenues was 97% of revenues in the 2004 period compared to 90% in the 2003 period. Many of the components of cost of revenues are fixed expenses that did not decline proportionately with revenue. Approximately $294,000 of the cost decline was related to termination of contract labor, primarily associated with the ACS/State of Georgia project, which was underway in 2003. Approximately $244,000 was due to lower personnel costs resulting from staff reductions and another $244,000 was due to lower vendor costs directly associated with a reduction in transaction and license fee revenue. An additional $111,000 of the decline was due to reduced amortization and depreciation expenses resulting from a decline in capital spending for property, plant and equipment over the last three years.

	(Table in thousands)
	Three Months Ended Sept 30,
	2004	2003	Change
Sales and marketing expense	$377	$224	$153
General and administrative expense	764	804	(40)
Research and development expense	—	—	—
Amortization of intangibles	252	324	(72)
Interest and other income, net	11	22	(11)
Interest expense	(61)	(19)	42

     Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising. Company wide sales and marketing expenses increased $153,000 (68%) in the three months ended September 30, 2004 compared to the same quarter of 2003. The increase is primarily due to additional personnel expenses related to sales and marketing management and staff additions in early 2004.

     General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses decreased $40,000 (5%) in the three months ended September 30, 2004 compared to the same quarter of 2003 due primarily to lower personnel costs.

     Amortization of intangibles includes the amortization of developed software and customer base acquired in the January 2001 Healthaxis merger. These expenses were reduced $72,000 (22%) in the three months ended September 30, 2004 compared to the same quarter of 2003, as the acquired developed software was fully amortized in January 2004.

     Interest and other income, net decreased slightly from the same quarter of 2003 due primarily to lower balances on notes receivable resulting from the normal course of collections.

     Interest expense increased $42,000 (221%) in the three months ended September 30, 2004 compared to the same quarter of 2003 due to interest payments under the $3.4 million note payable to UICI dated September 30, 2003, related to the Company’s purchase of UICI’s Healthaxis stock and warrants.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

	(Table in thousands)
	Nine months Ended Sept 30,
	2004	2003	Change
Revenues	$12,085	$16,066	$(3,981)
Cost of revenues	12,204	14,869	2,665

Gross profit	$(119)	$1,197	$(1,316)

% of revenue	(1)%	7%

     Revenues were down approximately $4.0 million (25%) in the nine months ended September 30, 2004 compared to the same period in 2003. Cessation of work on the ACS/State of Georgia project and the State of Washington project accounted for $1.5 million of the reduction. Recurring PEPM license fee revenue declined $587,000 primarily as the result of customers in a terminated or in a run-off stage, while other reductions in the number of covered lives administered by our clients was largely offset by increased revenues from new data mining services. Transaction fee revenue decreased $657,000 as a result of the consolidation of print and mailings across certain customers, and as a result of the decreased number of covered lives. Bundling of checks to the same provider of medical services and combining multiple payers into the same envelope for mailing, resulted in decreased print and mailing revenue. This evolution was necessary to remain competitive within the industry. Professional service fees decreased $599,000 as a result of decreased customers’ dependence upon our technical staff and to a decrease in the number of one-time projects, as compared to the same period in 2003. Data capture service revenue declined $518,000 as a result of lower claims volume and due to the reduced number of covered lives in certain customers which also use our data capture services.

     Cost of revenues declined $2.7 million (18%) in the nine months ended September 30, 2004 compared to the same period in 2003. Cost of revenues was 101% of revenues in the 2004 period compared to 93% in the 2003 period. Approximately $1.1 million of the cost decline was related to termination of contract labor, primarily associated with the ACS/State of Georgia and the State of Washington projects, which were underway in 2003. An additional $464,000 of the decline was due to reduced amortization and depreciation expenses resulting from a decline in capital spending for property, plant and equipment over the last three years. Approximately $342,000 of the savings was due to lower vendor costs directly associated with a reduction in transaction revenue. The remaining reduction was largely the result of lower costs for salary, benefits, travel and other expenses associated with personnel.

	(Table in thousands)
	Nine months Ended Sept 30,
	2004	2003	Change
Sales and marketing expense	$1,011	$762	$249
General and administrative expense	2,838	2,550	288
Research and development expense	—	30	(30)
Amortization of intangibles	780	972	(192)
Interest and other income, net	51	74	(23)
Interest expense	(186)	(57)	129

     Sales and marketing expenses increased $249,000 (33%) in the nine months ended September 30, 2004 compared to the same period of 2003. The increase is primarily due to additional personnel and recruiting expenses related to sales and marketing management and staff additions in early 2004.

     General and administrative expenses increased $288,000 (11%) in the nine months ended September 30, 2004 compared to the same period of 2003. The increase was primarily due to the $92,000 settlement on of the State of Washington project and $452,000 of legal, accounting and other professional fees primarily associated with the preferred stock transaction. These cost increases were partially offset by lower personnel and insurance costs totaling $155,000 plus other smaller cost reductions.

     Research and development expenses were reduced to zero in the nine months ended September 30, 2004 compared to $30,000 in the same period of 2003, as the Company has placed a greater emphasis on completing existing development projects and the maintenance of existing customer accounts.

     Amortization of intangibles was reduced $192,000 (20%) in the nine months ended September 30, 2004 compared to the same period of 2003, as the acquired developed software was fully amortized in January 2004.

     Interest and other income, net decreased slightly from the same period in 2003 due primarily to lower balances on notes receivable resulting from the normal course of collections.

     Interest expense increased $129,000 (226%) in the nine months ended September 30, 2004 compared to the same period of 2003 due to interest payments under the $3.4 million note payable to UICI dated September 30, 2003, related to the Company’s purchase of UICI’s Healthaxis stock and warrants.

Liquidity and Capital Resources

Overview of Cash Resources

     At September 30, 2004, our cash and cash equivalents amounted to $4.4 million. We have experienced repeated losses, with the result that our cash resources have declined. The Company’s focus is on positive cash generation. We are taking further measures to address our liquidity needs, including increasing our marketing and sales efforts, implementing further productivity improvements and seeking new sources of capital. No assurance can be given that any or all of these initiatives will prove successful. We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months. In the event that we are unable to maintain or increase our revenues, or effectively reduce our expenses to a level commensurate with our revenues, or raise additional capital, then our business would likely be adversely affected. To the extent that we are successful in raising additional capital to fund the Company’s organic and strategic growth through the issuance of equity securities, our shareholders could experience significant dilution.

Analysis of Cash Flows

     Cash used in operating activities for the nine months ended September 30, 2004 was approximately $2.2 million as compared to $988,000 for the same period in 2003, an increase of $1.2 million. The increase in cash used was primarily due to a $1.8 million increase in the net loss and a $647,000 reduction in depreciation expenses from 2003, partially offset by an improvement in working capital of $1.3 million.

     Cash used in investing activities for the nine months ended September 30, 2004 was $598,000 as compared to $837,000 for the same period in 2003, a decrease of $239,000 due to less spending on property, equipment, and software. The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software.

     Cash used in financing activities for the nine months ended September 30, 2004 was $679,000 as compared to $1.2 million for the same period in 2003, for a decrease of $526, 000. The decreased use of cash was due primarily to a $482,000 reduction in payments on preferred stock dividends resulting from amending and restating the terms of the preferred stock agreements. See “Preferred Stock” below. The initial payment to UICI for purchasing Healthaxis’ stock and warrants in 2003 was balanced to a significant degree in 2004 by payments on the note payable to UICI related the same transaction. See “Repurchase of Securities Held by UICI and Reducing Conversion Price of Series A Convertible Preferred Stock” below.

Preferred Stock

     Previously, the Company’s Series A Convertible preferred stock (“old”) had a stated value of $22.1 million and was convertible into 1,424,258 shares of Healthaxis common stock at a conversion price of $15.50 per share. The terms of the preferred stock provided that cumulative dividends be paid at the rate of 2%, or approximately $442,000 per year, payable semi-annually. In general, the Company could have paid the dividends either in cash or by issuing shares of common stock, although in some circumstances it was required to pay cash dividends. The terms of the preferred stock provided that in some situations the holders of the preferred stock could have forced Healthaxis to buy back their shares. The Company believed that the occurrence of the situations where it could be required to buy back shares of preferred stock was within its control. The preferred stock also contained, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the preferred stock plus all accrued but unpaid dividends. The holders of the preferred stock did not have general voting rights, although they did have the right to vote separately as a class in connection with some matters.

     Healthaxis entered into a Preferred Stock Modification Agreement on May 12, 2004. On June 30, 2004, Healthaxis consummated a transaction modifying the terms of its Series A Convertible preferred stock and providing for the issuance to its preferred shareholders of warrants to purchase shares of the Company’s common stock. Under the terms of the agreements with the preferred shareholders, shares of the preferred stock are convertible into an aggregate of 3,850,000 shares of the Company’s common stock. The preferred shareholders also received warrants with a term of five years entitling them to purchase up to 1,000,000 shares of common stock at an exercise price of $5.50 per share (subject to a cashless exercise feature that applies under some circumstances). The shares of common stock into which the shares of preferred stock are convertible and with respect to which the warrants are exercisable represent approximately 55% of our common stock on a fully diluted basis as of June 30, 2004. Holders of the preferred stock have no liquidation preference, no voting rights except as required by law, the right to receive a nominal dividend of $0.0001 per share semi-annually (aggregating less than $1,000 per year in total) and otherwise on a pro-rata basis to the extent that dividends are paid to holders of common stock, limited anti-dilution rights in the context of stock splits, stock dividends and similar transactions, and no redemption rights.

     The new preferred stock is convertible into shares of common stock at the option of a preferred shareholder at any time, and in any amount, on or after June 30, 2005, but prior to that date may only be converted if the preferred shareholder desiring to effect the conversion will not hold as a result of the conversion more than 750,000 shares of common stock, or if the common stock is trading on a national stock market and has had a closing price of $8.00 or more for 20 out of the 30 trading days immediately preceding the conversion date (in which case, any number of shares may be converted). Notwithstanding the foregoing, in the event of the transfer of shares of preferred stock in accordance with the terms of the agreements with the preferred shareholders, the preferred stock automatically converts into shares of common stock. Healthaxis may compel conversion of the preferred stock or exercise of the warrants granted to the preferred shareholders under some circumstances.

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

     Prior to conversion, the new preferred stock will only have the right to vote to the extent it is entitled to do so under applicable law. Under applicable law, the new preferred stock is entitled to vote separately as a class in certain instances, including in the event of a merger or consolidation that would effect some types of changes in the Company’s articles of incorporation. To the extent that applicable law entitles the new preferred stock to vote on a given merger or consolidation transaction prior to June 30, 2005 the preferred shareholders have agreed to vote their shares in favor of such a merger or consolidation if the common shareholders have approved the merger or consolidation and the per share price to be received by the preferred shareholders in the merger or consolidation is at least $3.50 in cash for each share of preferred stock. If the Company pursues a merger or consolidation on or after June 30, 2005, the preferred shareholders have agreed to vote their shares in favor of the merger or consolidation if the common shareholders approve the merger or consolidation and if the per share price to be received by the preferred shareholders in the merger or consolidation for each share of preferred stock is at least equal to what they would have received in the merger or consolidation if they had converted their shares of preferred stock into shares of common stock immediately prior to the merger or consolidation.

     The agreements require Healthaxis to register for resale the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants, but place certain restrictions on the private sale or transferability of the securities held by the preferred shareholders, and restrict the number of shares of common stock that may be sold in the public markets below a price of $3.50 per share. These stock transfer restrictions lapse on June 30, 2005. The Company filed a Form S-3 Registration Statement on September 2, 2004 to register for resale the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants. On October 28, 2004 the Securities and Exchange Commission declared the Registration Statement effective.

Repurchase of Securities Held by UICI and Reducing Conversion Price of Series A Convertible Preferred Stock

     On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48.3% of the Company’s then outstanding common stock; 1,424 shares of Series A Convertible preferred stock, or 6.1% of the then outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note, which is due over three years and bears interest at 6%. The promissory note will be paid through deductions from the monthly invoices for services provided by the Company to certain UICI subsidiaries. The amount of the monthly payment is equal to the greater of one half of the invoice amount for such services or $65,000. A balloon principal payment is due at the maturity of the note if the note has not been paid through the monthly payments. During the three-month period ended September 30, 2004, the Company paid UICI an aggregate of $199, 000 under the promissory note, of which $156,000 was principal and $43,000 was interest. As of September 30, 2004, the balance due under the promissory note is $2.8 million (of which $627, 000 is classified as short-term).

     To gain the required approval of this transaction from the Series A Preferred shareholders, the Company agreed to reduce the per share conversion price of the then remaining preferred shares from $26.25 to $15.50. The repurchase of the preferred shares held by UICI reduced the total liquidation value of the outstanding Series A preferred stock from $23.5 million to $22.1 million. As described under Note H to the Condensed Consolidated Financial Statements above, the terms of the Series A preferred stock were significantly modified on June 30, 2004.

Lease and Other Commitments

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Healthaxis Inc.

Date: November 12, 2004	By: /s/ James W. McLane

James W. McLane, President and Chief
Executive Officer (Principal Executive Officer)

By: /s/ Jimmy D. Taylor

Jimmy D. Taylor, Chief Financial Officer
(Principal Financial Officer)

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