Form 10-K
period 2004-12-31
HEALTHAXIS INC
filed 2005-03-31
CIK 768892

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __ TO ___.

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

     YES   ☐   NO   ☒

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,734,687 computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Shares of the Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2005, the Registrant had 3,766,633 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

Healthaxis Inc.

PART I

     Statements in this Annual Report on Form 10-K and in the Annual Report to Stockholders that are not purely historical facts, including statements regarding the Company’s anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are based upon information available currently to the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements involve known and unknown risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. These risks and uncertainties include, without limitation, those set forth in this report under “Business--Risk Factors.”

Item 1. Business

General

     Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers, third party administrators (“TPA”) and preferred provider organizations (“PPO”) provide enhanced claims related services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ web-based capabilities and Business Process Outsourcing (“BPO”) services, which are offered to the Company’s ASP clients and on a stand-alone basis. BPO solutions include the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and editing and automated PPO routing (via electronic data interchange or “EDI”) and repricing. Healthaxis uses its deep domain expertise in health insurance operations to surround the payment of a health insurance claim, to customize services to meet the specific needs of its customers and to produce value for those customers by tapping unrealized potential in the customers’ operations to achieve best results.

     Healthaxis’ proprietary applications address the specific processing needs of the claims administration segment of the healthcare insurance industry in an efficient and cost-effective manner. Healthaxis, through its state-of-the-art applications, provides real-time interaction with plan documents, claim forms, enrollments and applications, as well as access to personalized eligibility and claims data. These Internet-enabled business applications enhance the transaction process and streamline the flow of information among the many systems employed by various constituents within the healthcare insurance industry.

     Payer solutions are offered through readily configurable products, such as Insur-Claims, Insur-Admin, WebAxis Self-Service, WebAxis-Broker, WebAxis-Enroll, and various business process outsourcing (“BPO”) services. All of Healthaxis’ products are supported by professional services offered on a consulting basis. Healthaxis is staffed by experienced health insurance and technology professionals who understand the health benefit payer world. Healthaxis draws upon this deep domain expertise and continually evolving technology applications to provide services and software solutions that enable its customers to:

•	Pay claims faster, more accurately and at a lower cost

•	Reduce their internal administrative expenses

•	Improve their customer service, and

•	Provide competitive advantage and thereby accelerate their revenue growth.

     Healthaxis Inc. (the “Company” or “Healthaxis”) is a Pennsylvania corporation, which was organized in 1982. Healthaxis’ common stock trades on the NASDAQ SmallCap Market under the symbol “HAXS.” The operations of Healthaxis are conducted through its subsidiary, Healthaxis, Ltd., based in Irving, Texas. Unless otherwise indicated, or the context otherwise requires, all references in this document to the “Company,” “Healthaxis,” “we,” “our” or “us” include Healthaxis Inc. and all of its subsidiaries. Healthaxis maintains a website at www.healthaxis.com. The Healthaxis Code of Conduct can be found on the Healthaxis website. Information found on the Healthaxis website is not a part of this report.

Health Insurance Industry

     Healthcare plan administration involves all types of healthcare providers, payers, managed care organizations, third party administrators (“TPA”), reinsurance carriers, preferred provider organizations (“PPO”), medical and dental claim review staffs, employers, and patients. Unlike other types of insurance, healthcare insurance administration frequently results in extensive interaction between the patient, the provider, the insurance carrier and the employer. Each of these participants must be able to share, process, and access data on a confidential basis in order to perform their respective roles in the healthcare system. The complexity, the fragmentation and the privacy regulations within the healthcare industry complicate this task.

     Healthaxis believes that a significant amount of money is wasted each year through redundant procedures and excessive administrative costs of plan administrators and insurance carriers. As the overall healthcare industry has increased in size and complexity, the burden of gathering, processing, and managing the health insurance benefit administration and claims process has led to significant administrative bureaucracies, inefficiencies, and high costs. This burden places increasing strains on the profitability of the overall industry, as variable medical loss ratios, demographics, increased drug costs and several other factors can and have compressed margins. Management believes that the health insurance industry lags behind other transaction-intensive industries, such as the airline and financial services industries, in its use of information technology and appropriate outsourcing arrangements to increase efficiency and effectiveness and reduce administrative costs.

     Healthaxis focuses on the payer side of this industry. Its target markets include commercial health insurance carriers, self-insured and self-administered employers, TPAs and PPOs. Dramatically increasing costs and market demands for more effective health insurance product designs are forcing payers to look outside of their own organizations for solutions. Management believes that IT outsourcing trends are continuing to grow, particularly around front-end paper claims, EDI processing, claims editing and repricing. Additionally, organizations are pushing for an increased ability to process claims without human intervention (auto-adjudication), which is increasing payers’ willingness to consider Application Service Provider claims solutions and other business process solutions that clean-up a claim and are more cost effective than traditional solutions.

     In the past few years there has been increasing demand for robust Web functionality, particularly among purchasers (employers and brokers), many of whom have stated that interactive Web transactions and information will be a future requirement of doing business with healthcare payers. This includes the ability to conduct on-line enrollment, access plan documentation and review the status of claim submissions. Consumers and providers also continue to expect these solutions to be available from healthcare payers. The Web is no longer a differentiator, but a business “must have” to sustain a competitive market position. Management believes that Healthaxis’ web connectivity products and solutions are well positioned to support its customers in conjunction with the other solutions offered by Healthaxis.

     Management believes that as healthcare payer organizations continue their competitive quest to provide better value to customers and stockholders, they are increasingly evaluating how to narrow their focus and to concentrate their attention on the activities that bring them the most value. They are beginning to outsource more functions that are less strategic. Healthaxis is positioning itself to perform more and more of these non-strategic functions for health benefit administrators and claims processors. This is Healthaxis’ business.

Business Strategy

     Healthaxis’ mission is to draw upon its deep health insurance process domain expertise, its continually evolving technology applications, and rigorous process control in its production centers to provide health benefit administrators and claims processors with market leading, innovative and configurable web-based connectivity, benefits and claims applications solutions and business process outsourcing solutions. The Company focuses on solutions designed to enable its customers to:

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

•  To strengthen our capital structure.

•  To achieve improved profitability and cash flow by growing revenues, while managing costs diligently.

•  To solidify Healthaxis as the company of choice for its employees through our value system, incentive programs and by creating an environment of challenge, growth, opportunity, accountability, team-play and choice.

Products and Target Markets

The Company has three groupings of products and services, which it sells into the following defined target markets:

Target Markets

Products / Solutions	Third Party Administrators	Health Insurance Payers	Preferred Provider Organizations

Benefit Administration and Claims Processing Systems
Insur-Admin	X
Insur-Claims	X
Web Connectivity Products
WebAxis - Self-Service Applications
• Employee/member module	X	X
• Employer module	X	X
WebAxis-Broker	X	X
WebAxis-Enroll	X	X
BPO Services
• Mailroom	X	X	X
• Imaging	X	X	X
• Data capture	X	X	X
• Claims pre-adjudication	X	X	X
• EDI transaction management	X	X	X
• Provider cleansing services	X	X	X
• Claims editing	X	X	X
• Claims re-pricing	X	X	X

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

     Insur-Claims. Insur-Claims is a comprehensive paperless claim processing system for employer as well as consumer driven plans, including health, dental, vision, short-term disability, long-term disability, executive reimbursement, health reimbursement and health spending accounts, and medical and dependent care flexible spending accounts. A rules-based approach, which includes un-bundling and re-bundling edits, allows Insur-Claims to be fully customized and allows the system to handle complex benefit structures and provider reimbursement arrangements. Through user-defined rules and batch processing, Insur-Claims can achieve auto-adjudication rates of up to 80% for medical claims and up to 90% for dental claims. The system has extensive preferred provider organization capabilities and can perform preferred provider organization re-pricing functions. Insur-Claims facilitates utilization management, including pre-certifications, referrals and authorizations. Insur-Claims accepts electronic data interchange, or “EDI”, transactions and provides for automated adjudication of those transactions. Insur-Claims is web-enabled and can provide claim status inquiry, including access to processed “explanation of benefits” for the employee. Insur-Claims is based on a paperless workflow, which begins with the imaging of all documents. These document images are tied to patients and claims and provide fast and efficient client service resolution. In addition to this functionality, a Healthcare Reimbursement Account (HRA) capability, to meet the growing demand of Consumer Directed Health Plans, was developed by Healthaxis and implemented by customers in 2003.

     Client output from utilizing the hosted software described above is typically printed documents, such as benefit checks, letters or “explanation of benefits.” The client may elect to print, handle and mail such documents. However, in most cases, these tasks are performed by Healthaxis or its designated partner, such as Advanced Business Fulfillment, as an additional billable service.

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

     The primary competitors for this suite of products include in-house solutions, TriZetto (Healthweb), Verilet, HealthTrio, Connecture, HealthX and eBenX.

     The products and services provided in this suite of products are:

     WebAxis-Employee/Member and Employer Self-Service. This solution allows plan members/employees and employers to have direct access to administrative and claims information via a HIPAA compliant and secure interface. Through an inquiry process, members/employees have access to coverage, demographics, eligibility, claims status, explanations of benefits, provider directories, plan new hire/change forms, and the ability to track their deductible and flexible spending accounts. WebAxis Self- Service provides employer groups with the same functionality that is provided to their employees, such as eligibility and claims status inquiry, plan documents and directories, plan change forms, and more.

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

Business Process Outsourcing Services

     Healthaxis performs imaging and data capture outsourcing services to convert paper transactions in the form of healthcare claims into electronic transactions. The resulting data is downloaded to the client’s internal claims adjudication database or, for those clients utilizing Healthaxis’ claim processing solutions, to Healthaxis’ data center for adjudication and payment. Claims also may be re-priced by Healthaxis or routed via electronic data interchange (“EDI”) to PPO organizations to be re-priced in accordance with provider discount agreements. Healthaxis performs claims pre-adjudication services utilizing rules-based software logic to scrub data prior to submission to a back-end adjudication system, in addition to claims editing services, which apply certain clinical logic for validating claims. Healthaxis also offers provider database cleansing services designed to clean-up a customer’s provider files, therefore saving data processing resources, increasing auto-pay rates and helping to ensure more accurate claims adjudication. As a complement to these imaging and data capture services, the Company provides mailroom services whereby it receives and sorts incoming healthcare claim forms prior to imaging. The target markets are health insurance carriers, third party administrators and preferred provider organizations. Its primary competitors in this area are Affiliated Computer Services, WebMD/Dakota, Future Vision, GTESS, Sourcecorp and Data Dimensions.

     These services utilize a combination of advanced technology, including the Company’s own recently designed optical character recognition (OCR) system, and underlying platforms from Captiva, Kodak, and Insur-Image (Healthaxis’ proprietary data capture software). The Company operates these services in favorable labor markets in rural Utah and in Jamaica to efficiently capture and convert large volumes of claims. The Company is exploring various alternatives to providing these services in other offshore locations as further described in

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Purchase Agreement with Tak Investments”. Healthaxis offers this service to its clients on a per-claim or per-image basis. This service complements all other Healthaxis products and services. In addition, it provides a good entry point with new carrier clients as it usually provides immediate cost savings to the client.

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

     The Company derives a portion of its business through client referrals. In addition, it markets its services through a variety of media, including:

•	Web site

•	A targeted direct mail program

•	A targeted direct telemarketing program

•	User conferences conducted exclusively for the Company’s clients

•	Participation in regional and national industry conferences and trade shows

•	Relationships developed with industry consultants and strategic partners

•	Informational listings and authored articles in trade journals

     The Company has assembled its sales and marketing team with personnel having healthcare and technology specific knowledge, reputation and relationships to take advantage of the Company’s opportunities within each market segment.

Competition

     Healthaxis believes it has an advantage over its competitors by offering a broader range of service offerings to the health insurance payer and third party administrator markets on an outsourced basis. These service offerings “surround” the processing of a health insurance claim. The Company offers flexibility, customization, broad and deep industry expertise, the technology systems and services needed to process claims efficiently, and cost efficient production centers in Utah, Texas and Jamaica. The Company is also exploring various alternatives to providing these services in other offshore locations as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Purchase Agreement with Tak Investments”. Additionally, Healthaxis’ focus and expertise within the payer-side of the healthcare industry is an advantage when competing against companies who service multiple industries or multiple facets of the healthcare industry.

     Healthaxis’ principal competitive factors are the breadth and quality of system and product offerings, features and functionality, service and support, processing capacity, the ability to successfully develop and deploy product improvements and the deep domain knowledge of its staff. The principal competitive factors for Healthaxis’ BPO services are price, quality and service level commitments, breadth of technical capability due to the functionality of its technology and its ability to offer cost effective on-shore, near-shore and off-shore delivery centers.

Healthaxis’ major competitors by product are as follows:

•	Benefit administration and claims processing systems – TriZetto (RIMS) (Facets), Computer Science Corporation (TXEN), QCSI, Eldorado, SPBA, and LuminX.

•	Web connectivity products – Payer In-house Solutions, TriZetto (Healthweb), Verilet, HealthTrio, Connecture, HealthX and eBenX.

•	BPO services – Affiliated Computer Services, WebMD/Dakota, Future Vision, GTESS, Sourcecorp and Data Dimensions.

Technology Development

     Healthaxis’ operations staff supports its products and clients through continuing research, development, evaluation and implementation of new technologies. Healthaxis uses a multi-disciplined team approach throughout the development phase of new products and product enhancements. In addition to project-specific tasks, the staff continues to enhance Healthaxis’ proprietary applications and to develop and test new solutions, including the testing and analysis of applications not yet available in the market. The operations staff spends approximately 30% of its time and effort on various phases of product development and enhancement.

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

     Internet Technology. Healthaxis’ web services are based upon a distributed computing environment consisting of over 35 Compaq and IBM servers utilizing Microsoft 2000 operating systems. The network is built on various other Microsoft applications for serving-up Internet information, applying certain business logic and storing information in relational databases. Additional software for performing workflow, print and PDF technology is obtained from Jetform. All transactions between Healthaxis and the client or end-user are secured and encrypted where applicable.

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

     Data Center Core Processing Environment. Healthaxis has connectivity to several customers via dedicated data lines. The Company’s computer operations reside in a fully redundant, IBM/Equinix data center in Dallas, Texas. The facility houses the following processing equipment and systems:

•	8 IBM RS6000 processors running on UNIX / AIX operating systems

•	35 Compaq and IBM servers running on Windows 2000 operating systems

•	IBM 1.7 terra-byte FastT storage area network (SAN)

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

     Privacy/Security Issues. Healthaxis believes a significant barrier to the popularity or acceptance of online insurance communications and sales is the secure transmission of confidential information over public networks. Healthaxis retains confidential client and patient claim information at its data center. Computer viruses, break-ins, or other security breaches, could lead to misappropriation of personal or proprietary information. These security breaches could also cause interruptions, delays, or cessation in service to Healthaxis’ clients. Healthaxis relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as names, addresses, social security numbers, consumer credit card numbers, and other private healthcare information. Healthaxis believes that it is in full compliance with HIPAA rules and regulations. Healthaxis carries general liability insurance (including errors and omissions coverage), although Healthaxis’ insurance may not be adequate to cover all costs that could be incurred in the defense of potential claims.

Regulation

     Internet Related. Although there are currently few laws and regulations directly applicable to the Internet, it is possible that new laws and regulations will be adopted in the United States, and elsewhere, covering issues such as copyrights, privacy, pricing, sales taxes, and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could expose companies utilizing the Internet in its business to regulation or restrictions. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty at this time. In addition, current or new government laws and regulations, or the application of existing laws and regulations, including laws and regulations governing issues such as property ownership, content, taxation, defamation, and personal injury, may expose companies engaged in business on the Internet to significant liabilities.

HIPAA. Pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Department of Health and Human Services has issued a series of extensive regulations setting forth security, privacy and electronic transaction standards for all health plans, healthcare providers and clearinghouses to follow with respect to individually identifiable protected health information. HIPAA legislation and rule-making has had a significant impact on applications solutions and technology companies servicing the healthcare industry. HIPAA seeks to advance the improvement and efficiency of health care administrative and financial issues affecting the health care industry by standardizing the electronic exchange of health care administrative and financial data and additionally mandating the protection, security, and privacy of transmitted and stored patient protected health information. Healthaxis is affected by HIPAA as a business associate of various clients who are covered entities under HIPAA. As a business associate, Healthaxis is contractually obligated to ensure the protection and privacy of protected health information, which it transmits and stores. Certain states also impose obligations on business associates to be compliant with the HIPAA privacy rules. In addition, since Healthaxis customers must comply with HIPPA, Healthaxis products and services must contain features and functions that allow its customers to achieve such compliance. Healthaxis believes that it is in compliance with all applicable HIPAA requirements, and that its products and services currently allow its customers to comply with HIPAA. However, because HIPAA and its regulations have yet to be fully interpreted, Healthaxis’ products and services may require modification in the future.

     Healthaxis has maintained a state of readiness to deal with implementation of HIPAA rules, regulations, policies and procedures. Among other things, Healthaxis has developed a HIPAA Compliance Implementation Strategy Project Plan and has designated a Privacy Officer. Healthaxis is carrying out this plan and believes that its systems and operations are fully compliant.

Employees

     As of December 31, 2004, the Company has 236 employees, including 97 full-time professional employees, most of whom are based in Irving, Texas, and 139 data capture employees who are located in Utah and Jamaica. The number of data capture employees varies with business volume. None of Healthaxis’ employees is represented by a labor union or collective bargaining agreement. The Company considers its employee relations to be good.

     Healthaxis’ future success depends on its ability to identify, attract, hire, train, retain, and motivate highly skilled technical, managerial, marketing, sales and customer service personnel. Competition for technically skilled personnel is dependent upon market conditions. The Company will continue its efforts to attract, integrate, and retain sufficiently qualified personnel, including software developers and other technical experts.

Risk Factors

      This report and the annual report to shareholders contain some forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, those set forth below and elsewhere in this report. In addition to the other information in this report, the following factors, which may affect Healthaxis’ current position and future prospects, should be considered carefully in evaluating Healthaxis and an investment in its common stock.

Business Related Risks

Because we have a history of operating losses, it is difficult to evaluate our future prospects and to know when, if ever, Healthaxis will become profitable.

     Our recent history of operating losses makes it difficult to evaluate our future prospects and to know when, if ever, we will become profitable. Furthermore, our prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven, competitive and rapidly evolving markets. While our cost reduction initiatives over the last few years have brought costs more in line with our revenue base, there can be no assurances that our cash resources will prove adequate, or that we will become profitable. These uncertainties could negatively affect our business prospects and our stock price. The Company is seeking an appropriate cash infusion to strengthen its cash reserves and to provide capital to pursue its organic and strategic growth plans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Purchase Agreement with Tak Investments”.

A small number of clients account for a substantial portion of our business, and the loss of any one of them could have an adverse impact on our business and financial condition.

     The business of a limited number of our clients represents a significant component of our continuing operations. For the year ended December 31, 2004, our four largest clients (American Administrative Group, NCAS Inc., HealthSCOPE Benefits and UICI) accounted for an aggregate of 63% of revenues. One of these customers, which accounted for 16% of the 2004 revenue total, was purchased by another TPA in 2002 and has indicated that they will be winding down their use of the Healthaxis system during 2005 and migrating the processing to a system used by its parent company. We believe that we will continue to provide certain services to this customer for 2005 and beyond, however it is likely that the total revenue from this customer will decrease significantly during 2005.

Some of our client contracts contain a fixed-price component or minimal start-up fees, and because we sometimes incur costs in excess of our projections, we could experience decreased operating margins or increased operating losses.

     Some of our client contracts contain a fixed-price component, typically involving the implementation of the contract specifications. This fixed price component is generally a small percentage of the total contract value. A lengthy implementation period for a large project makes it more difficult to accurately estimate the costs that we will incur. We can incur costs in excess of our projections and, as a result, could experience lower margins than expected or could incur losses with respect to a specific project. The nature of our fixed-price arrangements could result in decreased operating margins or increased operating losses, and could adversely affect our financial condition and results of operations. In addition, the start-up fees we are able to collect on certain contracts are minimal and may not cover the cost of implementation.

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

Our future success significantly depends on the experience of our executive officers and key personnel, and several of them could impair our ability to do business and otherwise negatively impact the price of our common stock.

     Our future success depends, in significant part, upon the continued services of our executive officers and key personnel. The loss of services of several of our executive officers or key employees could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to retain our executive officers or key personnel. We do not currently have employment agreements providing for fixed specified employment terms with our executive officers or key personnel, although the consummation of the transactions contemplated by the Purchase Agreement with the Investor (as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Purchase Agreement with Tak Investments”) will result in a “change in control” of Healthaxis, and four of our executives will thereafter be bound to employment terms.

Our reliance on third party vendors could place us at risk for increased expenses, failure to meet our contractual obligations, and/or lost clients.

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

•  IHMA – which provides data mining and enhanced reporting functionality that is used by certain of our customers.

•  Ingenix – which provides usual and customary databases that are integrated with our Insur-Claims system and used by our customers for determining the reasonableness of a healthcare provider’s fees.

•  IntelliClaim –which provides certain clinical logic and claims editing functionality used by our customers in the processing of health insurance claims.

•  MCI, Netlojix and AT&T– which provide telecommunication lines and Internet gateways through which we connect to our clients.

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

We may be subject to intellectual property infringement claims that could result in costly litigation and losses or decreased revenues.

     Although we have no reason to believe at this time that we are subject to any intellectual property infringement claims, as competing healthcare information systems increase in complexity and overall capabilities, and the functionality of these systems further overlap, we could be subject to claims that our technology infringes on the proprietary rights of third parties. These claims, even if without merit, could subject us to costly litigation and could command the time and attention of our technical, legal, and management teams to defend. Further, if a court determined that we infringed on the intellectual property rights of a third party, we could be required to:

•	Develop non-infringing technology or tradenames;

•	Obtain a license to the intellectual property;

•	Stop selling the applications or using names that contain the infringing intellectual property, or pay substantial damage awards.

     If we cannot develop non-infringing technology or tradenames, or obtain a license on commercially reasonable terms, any of the above listed potential court-ordered requirements could adversely impact our operations and revenues.

Our failure to meet performance standards described in our service agreements could result in the termination of those agreements, the loss of other business and the imposition of penalties, any of which, in turn, could lead to decreased revenues and larger losses.

     Many of our service agreements contain performance standards. Although we are unaware of any circumstances of non-performance, Healthaxis could fail to meet some contractual performance standards related to turnaround times, availability, and quality standards set forth in its service agreements. Our failure to meet these standards could result in the eventual termination of these agreements, as well as financial penalties from current clients and decreased sales to potential clients. These penalties range from less than 1% to a maximum of 50% of the aggregate amount payable under these agreements. If we are unable to maintain performance standards, we could experience decreased sales, decreased revenues, and continued losses.

Our Jamaican operations could subject us to additional risks, including problems enforcing legal rights, expropriation, political or social instability, labor difficulties and tropical storms. If we encounter any of these problems in Jamaica, it is possible that our operations would be disrupted, that we would incur higher expenses and that we could fail to meet our contractual obligations owed to customers and other third parties.

     We conduct imaging and data capture operations related to the conversion of insurance claims information to electronic form in Jamaica through an indirect subsidiary. For the year ended December 31, 2004, we earned 13% of our total revenues from our Jamaican operations. There is less government regulation in Jamaica than in the United States, and there may be more difficulty in enforcing Jamaican legal rights. Additionally, there is the possibility, although remote, of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability, labor difficulties, or diplomatic developments that could affect our Jamaican operations and assets. While these factors have not to date had a material adverse impact on our business, if an adverse event occurred, it could materially disrupt our business operations, jeopardizing our ability to meet our contractual obligations and lead to higher expenses.

     The proximity of our Jamaican operation to the ocean-front could expose our facility to damage from a tropical storm or other natural catastrophy. While we maintain insurance coverage on the facility and have also established back-up and business continuity plans, we could experience downtime and could incur additional expenses related to relocation or repair of the facility, should this occur.

     Currently, our Jamaican subsidiary is able to take advantage of the Jamaican labor market, which provides competent and inexpensive labor. As of December 31, 2004, our Jamaican subsidiary had approximately 96 employees. If the risks or problems posed by conducting operations in Jamaica require significant financial or managerial resources, or we are forced to relocate these operations on-shore or elsewhere off shore, our costs to reestablish these services could increase.

Our current and prospective customers may become reluctant to allow us to perform processing services in our Jamaican facility, thereby forcing us to relocate these services on-shore, which could increase our costs.

     We conduct imaging and data capture operations related to the conversion of insurance claims information to electronic form in Jamaica through an indirect subsidiary. There is a debate regarding the offshore outsourcing of jobs that could be performed in the United States. Certain of our customers or prospective customers could become reluctant to allow their processing to be performed in our Jamaican facility. As a result, we could lose sales or be forced to relocate these operations on-shore, in which case our costs to provide these services could increase.

Acquisitions, which are part of our long-term business strategy, involve inherent risks that could compromise the success of our business and dilute the holdings of current shareholders.

     As part of our long-term business strategy, we intend to consider and potentially pursue acquisitions of similar or complementary businesses to capitalize on the rapidly growing and fragmented health insurance claims services outsourcing market and to create a business process services company of breadth and scale. If we are not correct when we assess the value, strengths, weaknesses, liabilities and potential profitability of acquisition candidates, or if we are not successful in integrating the operations of the acquired businesses, the success of the combined business could be compromised. Any future acquisitions will be accompanied by the risks commonly associated with acquisitions. These risks include, among others, potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses; the difficulty and expense of integrating the operations and personnel of the acquired companies; the potential disruption to the business of the combined company and potential diversion of management’s time and attention; the impairment of relationships with and the possible loss of key employees and clients as a result of potential changes in management; potential future write-downs related to goodwill impairment in connection with acquisitions; and dilution to the shareholders of the combined company if the acquisition is financed partially or wholly with Healthaxis stock. In addition, asset classes, technologies or businesses of acquired companies may not be effectively assimilated into our business or have a positive effect on the combined company’s revenues or earnings. The combined company may also incur significant expense to complete acquisitions and to support the acquired asset classes and businesses. Further, any such acquisitions may be funded with cash, debt or equity, or we may seek financing for other purposes, any of which could have the effect of diluting the holdings or limiting the rights of shareholders. Depending upon the nature and structure of such acquisitions and financings, our shareholders may or may not be required to approve such acquisitions and financings. In some limited circumstances, our preferred shareholders would have the right to vote separately as a class on some mergers and consolidations that we may desire to pursue. Finally, we may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.

In order to achieve and maintain compliance with new regulations, such as the Sarbanes-Oxley Act of 2002 and the corporate governance rules of The Nasdaq Stock Market, we are required to expend financial and managerial resources that increase our expense.

     Recent accounting and reporting improprieties by public companies have resulted in increased legislation and regulation. The most prominent legislation to date is the Sarbanes-Oxley Act of 2002, which, among other things, places additional requirements on companies for the creation, documentation, testing and reporting of internal controls and processes. We will need to expend additional financial and managerial resources in order to comply with this legislation, as well as the enhanced corporate governance rules of The Nasdaq Stock Market.

If we fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial results or prevent fraud.  As a result, investors may lose confidence in our financial reporting.

     The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting.  Among other things, we must perform systems and processes evaluation and testing.  We must also conduct an assessment of our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We are required to comply with the Act by the end of year 2006 and to issue the reports in the first quarter 2007. In the future, our continued assessment, or the subsequent assessment by our independent registered public accounting firm, could reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in future Annual Reports on Form 10-K.  We believe, at the current time, that we are taking all appropriate steps to mitigate these risks. However, potential disclosures of this type could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock.  Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.  If we have deficiencies in our internal controls over financial reporting, it may negatively impact our business and operations.

Internet and Health Insurance Industry Related Risks

The substantial time required for us to convert a business opportunity into revenue depresses our potential near term growth rate.

     Like other companies in the health information technology industry and business process outsourcing industry, it takes us a substantial amount of time to bid for the business of a new client, win the business of a new client, and, finally, convert that business into revenue. These time lags mean that even if we are successful in winning new client business, we may not benefit from the revenues derived from that business for several months. This lag in revenue realization may dampen our near-term potential growth rates.

When we provide web-based solutions, we are exposed to potential Internet access problems, which could adversely affect some of our software hosting services and negatively impact our operating results.

     Some of our solutions rely on Internet access and are, therefore, subject to a number of risks, including risks associated with disruptions, delays or losses due to technical difficulties, natural causes, viruses or security breaches. These problems could adversely affect the success of some of our software hosting services because our ability to deliver these services to clients is dependent on the use of the Internet as a medium of effective communication. If we were to encounter these problems, we could lose revenues from clients or potential clients and could also incur additional costs, which would negatively impact our operating results.

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

In order to maintain compliance with applicable insurance regulations, we may need to expend financial and managerial resources that could increase our expenses.

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

     We believe that we have met the HIPAA requirements currently in effect that are applicable to our internal operations and our clients. However, if we are unable to deliver applications solutions that achieve or maintain compliance with the applicable HIPAA rules in effect, or as they may be modified or implemented in the future, then clients could move business to other applications solutions providers whose systems are, or will be, HIPAA-compliant. As a result, our business could suffer. If our internal operations are not HIPAA-compliant, then we could also face contractual or potential other liability to the extent our business associate and other obligations require compliance. Certain states may also impose direct liability in the form of civil penalties for our failure to be HIPAA-compliant. In the event that we lose business to competitors, or are required to pay amounts as a result of contractual or other liability claims, the market price of our common stock could decline.

The insolvency of our customers, or the inability of our customers to pay for our services, would adversely affect our revenues and, hence, our results of operations.

     Health insurance payer organizations are often required to maintain restricted cash reserves and satisfy strict balance sheet ratios promulgated by state regulatory agencies. Although this has not been a problem in the past, if insurance payer organizations are unable to pay for our services because of their need to maintain cash reserves or failure to maintain balance sheet ratios or solvency, our ability to collect fees for services rendered would be impaired, and our results of operations could be adversely affected.

The consolidation of health insurance payer organizations and benefits administrators could decrease the number or the size of our existing and potential customers, which could depress our revenue prospects.

     There has been, and continues to be, acquisition and consolidation activity between insurance payer organizations and benefits administrators. Mergers or consolidations of payer organizations and / or benefits administrators in the future could decrease the number or the size of our existing and potential customers. A smaller market for our products and services could depress our revenue prospects.

Changes in government regulation of the healthcare industry could increase our expenses and otherwise adversely affect our clients’ businesses, which could, in turn, adversely affect our business.

     During the past several years, the healthcare industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and some capital expenditures. In addition, proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may further increase government involvement in healthcare, lower reimbursement rates and otherwise adversely affect the healthcare industry, which could adversely impact our clients’ business which could, in turn, adversely affect our business. The impact of regulatory developments in the healthcare industry is followed closely by us and by our retained legal counsel. However regulatory changes are complex and difficult to predict, and our business could be adversely affected by existing or new healthcare regulatory requirements or interpretations.

     In addition, laws governing healthcare payers and benefits administrators are often not uniform among states. This could require us to undertake the expense and difficulty of tailoring our products and services in order for our customers to be in compliance with applicable newly enacted state and local laws and regulations, which could increase our cost of doing business

Capital Structure and Trading Market Risks

If the transactions with Tak Investments, Inc. are consummated, the common shareholders may be subject to certain risks.

     If the transactions with Tak Investments involving the Company’s issuance of up to 8,333,333 shares of the Company’s common stock are consummated, then the Company’s existing common shareholders will experience significant dilution and the related issuance of a large number of shares could have a depressing effect on the market price of the Company’s common stock. In addition, Tak Investments will be able to exert substantial influence over, or actually control (depending upon the number of warrants exercised by Tak Investments and the number of shares of preferred stock converted or options and warrants exercised by other holders), the outcome of common shareholder votes. Furthermore, as long as Tak Investments maintains the required level of stock ownership specified in the investor rights agreement to be entered into by the Company and Tak Investments, Tak Investments will have the right to nominate between one and three members to the Company’s Board of Directors, and will therefore be able to exert significant influence over the Company’s business. In connection with the financing transactions, the Company will also enter into a five-year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with Tak Investments and owned by Mr. Sharad Tak. Healthcare BPO Partners will provide India-based personnel and infrastructure that will be utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. Although the Company will directly manage these operations in accordance with its policies and procedures, these India-based operations will be subject to the risks of non-US operations, similar to those faced by the Company’s Jamaica operations.

If the proposed transactions with Tak Investments are not consummated, our diminishing cash resources could result in changes to our operations and have a material adverse effect on the value of our common stock.

     The transactions with Tak Investments might not close if, for example, the Company’s common shareholders do not approve the transactions, or if the conditions in the Stock and Warrant Purchase Agreement with Tak Investments are not satisfied. If the transactions are not consummated, our cash resources may further diminish. During the past three fiscal years, we have generated average annual negative cash flows from operations of $1.8 million and as of December 31, 2004 had a balance of cash and cash equivalents of $3.9 million. In addition, in September 2003 we purchased all Healthaxis securities held by UICI. The total purchase price of $3.9 million included $500,000 in cash and a $3.4 million promissory note, which is due over three years and bears interest at 6%. The promissory note is currently being paid through deductions from monthly invoices for services provided by us to a UICI subsidiary and has a remaining balance of $2.7 million as of December 31, 2004. These deductions, and any cash that may be required to service this debt, will also reduce the amount of cash available for future operations. If the transactions with Tak Investments, or another investor not yet identified, are not consummated, our diminishing cash resources could result in changes to our operations.

The registration of the resale of the shares of a substantial amount of shares of our common stock by the holders of our Preferred Stock entails some risks, including the fact that the sale of shares of our common stock in the public market, or the possibility of these sales, could depress or lower our stock price.

     We currently have effective registration statements on file with the Securities and Exchange Commission providing for the registration of the resale of a substantial number of our shares of common stock. Further, in the event of the consummation of the financing transactions with Tak Investments, we will be required to register for resale all of the shares of our common stock issued or issuable to Tak Investments in connection with such financing transactions. The aggregate number of shares of our common stock that are currently, and likely in the future, registered for resale will significantly exceed the number of shares of our common stock that are not so registered. Although some restrictions currently apply to the resale in the public market of such shares (and other restrictions would apply to the resale of the shares issued or issuable to Tak Investments), a significant number of shares are and will be fully eligible for resale in the public market. The sale of such shares in the public market, or the perception that such sales may occur, could depress or lower our stock price.

The shares of preferred stock and warrants to purchase shares of common stock currently held by our preferred shareholders could enable them to control the outcome of shareholder votes and otherwise pursue control transactions involving us.

     Although our preferred shareholders currently have very limited voting rights, in the event that they convert their shares of preferred stock into shares of common stock, or exercise the warrants that they hold for shares of our common stock, those shares of common stock will have voting rights identical to our currently outstanding shares of common stock. There are some limited restrictions on the ability of the preferred shareholders to convert their shares of preferred stock into shares of common stock, but in the event our preferred shareholders convert all of their shares of preferred stock, and exercise all of their warrants, they would collectively hold a majority of our outstanding common stock (based on the number of our outstanding shares of common stock as of December 31, 2004 and assuming no conversion of any outstanding options, warrants or other common equivalents and not taking into account the shares of common stock that may be issued or issuable to Tak Investments in the event of the closing of the related transaction with Tak Investments). Considering the preceding assumptions, this ownership block of the preferred shareholders could result in them being able to control the outcome of all common shareholder votes, should the preferred shareholders vote in the same manner. Further, certain of our preferred shareholders hold a sufficiently large number of shares of preferred stock and warrants that, in the event of their conversion and exercise they could, acting alone, have significant influence over the outcome of matters submitted to our common shareholders.

     The Pennsylvania Business Corporation Law (or PBCL) contains provisions designed to protect us and our shareholders from certain takeover transactions. Specifically, sections of the PBCL prohibit a person that acquires beneficial ownership of 20% or more of the voting power of a publicly held Pennsylvania corporation (such as Healthaxis), a so-called “interested shareholder,” from engaging in a business combination transaction with such a corporation, except in certain circumstances. A purpose of the statute is to prevent coercive second step transactions at an inadequate price to the other shareholders of the corporation. However, because our board of directors approved the transaction that we entered into with our preferred shareholders on June 30, 2004 providing for the modification of the terms of the preferred stock and the issuance of warrants to our preferred shareholders, the PBCL business combination statute will not prohibit a business transaction between us and certain of the preferred shareholders. No such transaction has been proposed to date, however our preferred shareholders could initiate a takeover transaction involving us, and we would not be able to use the PBCL business combination statute to prevent such a transaction. Further, we have agreed with the preferred shareholders that we will not, for a period of time, establish a shareholder rights plan, “poison pill” or similar anti-takeover arrangements.

Item 2. Properties

     Healthaxis’ headquarters is located in a leased facility in Irving, Texas, a suburb of the Dallas metropolitan area. The Company owns no real property and conducts its business through the following leased facilities:

Address	Square Feet	Lease Expiration
5215 North O’Connor Blvd, 800 Central Tower, Irving, TX	31,300	December 2005
670 East Main St, Castledale, UT	5,450	December 2007
1-3 Pimento Way, Montego Freeport, Montego Bay, Jamaica	6,500	Month to month

     The Company believes its existing facilities are suitable to conduct its present business and that its leased facilities are well maintained and in good operating condition and are adequate for its present and anticipated levels of operation. The Company is currently in the process of negotiating a lease for office space for its headquarters in Irving, Texas that would replace the existing office space and lease that expires in December 2005. The new lease would be for less space and at a reduced cost to the Company.

Item 3. Legal Proceedings

     The Company is involved in minimum litigation arising in the ordinary course of its business. Management is of the opinion that no currently pending litigation will have a material adverse effect on the results of operations or financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

     Healthaxis’ common stock was is listed and trades on the NASDAQ SmallCap Market under the symbol HAXS.  The following table shows the range of quarterly high and low sale prices for Healthaxis common stock over the last two years, adjusted to reflect a 1-for-10 reverse stock split effected in August 2003.

	2004		2003
	High	Low	High	Low
First Quarter	$5.01	$2.48	$4.00	$1.80
Second Quarter	4.60	2.10	5.40	1.70
Third Quarter	3.19	1.95	5.70	2.46
Fourth Quarter	4.25	1.47	4.46	2.25

     On March 11, 2005, the closing price of Healthaxis common stock was $2.21. There were 99 shareholders of record as of March 11, 2005, although Healthaxis believes that the number of beneficial owners of its common stock is substantially greater.

Dividends

     Healthaxis did not pay a cash dividend on its common stock in 2004 or 2003 and does not anticipate paying cash dividends on its common stock for the foreseeable future. Any payment of cash dividends on its common stock in the future will be at the discretion of the board of directors and subject to some limitations under the Pennsylvania Business Corporation Law and the Certificate of Designation of our Preferred Stock, and will depend upon factors such as the Company’s earning levels, capital requirements, financial condition and other factors deemed relevant by the board of directors. Healthaxis did, however, pay semi-annual dividends on its Preferred Stock at the stated rate of 2% per year, prior to modification of the terms of the Preferred Stock on June 30, 2004. The aggregate dividend payments on the Preferred Stock were $223,000 and $690,000 in years 2004 and 2003, respectively. Su bsequent to the modification of the terms of the Preferred Stock, holders of the new Preferred Stock have the right to receive a nominal dividend of $.0001 per share semi-annually, aggregating to less than $1,000 per year in total to all holders of Preferred Stock, and otherwise on a pro-rata basis to the extent that dividends are paid to holders of common stock.

Item 6. Selected Financial Data.

     The following selected consolidated financial information has been derived from the consolidated financial statements of Healthaxis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated financial statements of Healthaxis have been audited by McGladrey & Pullen, LLP for 2004 and by Ernst & Young LLP for 2003, 2002 and 2001, and by BDO Seidman, LLP for 2000. Healthaxis’ financial results include those of its subsidiaries. All information was previously restated to present as discontinued operations Healthaxis’ retail website operations (effective June 30, 2000) and Healthaxis’ UICI outsourcing operations under the Services Agreement (effective June 17, 2002).

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$16,162	$20,851	$19,816	$23,105	$21,444

Expenses:
Cost of revenues	15,905	19,573	21,355	24,557	29,741
Sales and marketing	1,475	948	1,951	3,225	3,585
General and administrative	3,489	3298	3,745	13,492	12,380
Research and development	-	30	366	1,479	974
Restructuring and impairment charges	-	-	6,232	279,607	-
Loss on sale of building	-	-	-	2,498	-
Amortization of intangibles	1,032	1,296	1,300	12,471	37,280

Total expenses	21,901	25,145	34,949	337,329	83,960

Operating loss	(5,739)	(4,294)	(15,133)	(314,224)	(62,516)
Gain on extinguishments of debt	-	-	16,388	1,681	1,925
Interest expense and other income, net	(219)	30	(427)	(2,795)	(2,977)

Income (loss) before minority interest	(5,958)	(4,264)	828	(315,338)	(63,568)
Minority interest in loss of subsidiary	-	-	-	3,080	35,988

Income (loss) before provision for income taxes	(5,958)	(4,264)	828	(312,258)	(27,580)
Income tax provision	-	-	-	-	585

Income (loss) from continuing operations	(5,958)	(4,264)	828	(312,258)	(26,995)
Loss from sale of discontinued operations	-	-	(3,564)	-	(2,300)
Gain (loss) from discontinued operations	-	-	850	1,686	(5,721)

Loss before cumulative effect of accounting change	(5,958)	(4,264)	(1,886)	(310,572)	(35,016)
Cumulative effect of accounting change	-	-	(6,674)	-	-

Net loss	(5,958)	(4,264)	(8,560)	(310,572)	(35,016)
Less: Dividends on preferred stock	-	(690)	(198)	-	-
Add: Carrying amount of preferred stock over fair value of consideration transferred	261	-	-	-	-

Net loss applicable to common stock	$(5,697)	$(4,954)	$(8,758)	$(310,572)	$(35,016)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(1.99)	$(1.05)	$.12	$(62.27)	$(20.64)
Discontinued operations	-	-	(.51)	.34	(6.13)
Cumulative effect charge	-	-	(1.24)	-	-

Net loss	$(1.99)	$(1.05)	$(1.63)	$(61.93)	$(26.77)

Weighted average common shares and equivalents used in computing basic and diluted (loss) income per share	2,857	4,699	5,361	5,015	1,308

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Balance Sheet Data:
Cash	$3,930	$7,887	$11,380	$13,149	$17,170
Total assets	20,681	27,114	33,657	57,546	711,292
Notes payable (excluding current portion)	2,041	2,697	-	-	-
Convertible debenture	-	-	-	27,134	27,367
Preferred stock	3,100	5,899	6,280	-	-
Total stockholders’ equity including preferred stock	12,822	18,747	27,608	22,389	216,495

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

Overview

     Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers, third party administrators (“TPA”) and preferred provider organizations (“PPO”) provide enhanced claims related services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ web-based Business Process Outsourcing (“BPO”) services, which are offered to the Company’s ASP clients and on a stand-alone basis. BPO solutions include the automate d capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and editing and automated PPO routing (via electronic data interchange or “EDI”) and repricing. Healthaxis uses its deep domain expertise in health insurance operations to surround the payment of a health insurance claim, to customize services to meet the specific needs of its customers and to produce value for those customers by tapping unrealized potential in the customers’ operations to achieve best results.

      Revenue Model. The Company’s revenues consist primarily of application service provider (ASP) fees, transaction fees and professional service fees. The ASP services are substantially dependent of the Company’s proprietary software and agreements with customers contain a license for the use of the relevant software. However, the customer does not have the contractual right to take possession of the software. The customer’s access to the Company’s hosted software is through dedicated data lines or the Internet. With some exceptions, the Company has not historically licensed its benefits administration and claims processing software for installation on customers’ systems. No new such licenses were granted in 2004 and the only revenue in 2004 from such licenses were ongoing fees from past licenses that are payable based on customer usage. These revenue sources are described below.

     A significant portion of the Company’s revenue is based on providing ASP services to our health insurance company, third-party administrator and self-insured plan customers. The ASP service includes a license to use our benefits administration and claims processing software, including hosting, maintenance and support, which is typically charged on a per-employee-per-month (PEPM), or per-member-per-month (PMPM) basis. In addition, the Company surrounds these hosted software-use rights with such BPO services as imaging, data capture and retrieval, EDI and print and mail services, as well as PPO routing and repricing services, and claims editing services. These services are typically charged on a transaction fee basis, such as per claim, per image and per document. Due to the long-term nature of the ASP arrangement and because all revenue elements included in the collective services ar e typically not sold separately, the ASP and BPO service revenues are recognized ratably over the term of the agreement and/or as transaction services are provided.

     In preparation for providing services under these multi-year ASP contracts, the Company also usually agrees to perform certain start-up activities directly related to customizing and configuring the licensed software and loading insurance plan data for performance under the contract. The Company defers costs and revenues relating to these start-up activities and recognizes such costs and revenues ratably over the term of the ASP contract.

     Periodically, while an ASP contract is in place, the Company also performs professional services upon request and recognizes the related revenue on a time and materials basis as services are performed. Such professional services are not sold in conjunction with a software license included in the original ASP contract or other revenue elements and, therefore, are accounted for separately from the ASP contact.

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

     Purchase Agreement with Tak Investments. The Company entered into a Stock and Warrant Purchase Agreement on February 23, 2005 (the “Purchase Agreement”) with Tak Investments, Inc., a Delaware corporation owned by Mr. Tak (the “Investor”). The issuance of up to 8,333,333 or more shares of the Company’s common stock to the Investor and of the related financing transactions and agreements contemplated by the Purchase Agreement are subject to the approval of the Company’s common shareholders. Under the terms and conditions set forth in the Purchase Agreement, at the closing of the transactions contemplated thereby (the “Closing”) the Company has agreed to issue to the Investor 2,222,222 shares of common stock at a per share purchase price of $2.25 for an aggregate initial investment of $5.0 million. The Investor will also receive at the Closing three warrants (the “Warrants”). The first Warrant, which provides for an exercise price of $2.25 per share of common stock and a term of two years, would permit the Company to call the exercise of up to 3,333,333 shares of common stock (for an aggregate of up to $7.5 million) under certain conditions, but would only permit the Investor to exercise the Warrant for up to 2,222,222 shares of common stock (for an aggregate of $5.0 million). The Company’s ability to call the exercise of the first Warrant is subject to the satisfaction of certain conditions, including unanimous approval of such action by the Company’s Board of Directors (which would require the approval of the Investor’s designees to the Board, as referenced below). The Investor also will receive two additional warrants representing the right to purchase additional common stock at prices of $2.70 and $3.15 per share. The number of shares of common stock subject to these Warrants is dependent upon the amount ultimately invested under the first Warrant. The additional cash investment in the Company under these two warrants could reach $8.1 million.

     In connection with the Closing, the Company and the Investor will enter into a number of related agreements. Under the terms of an Investor Rights Agreement, the securities purchased by the Investor will be subject to limited transfer restrictions, and the Investor will have the right to approve certain fundamental corporate activities, the right to participate in other Healthaxis equity financings and, depending upon the size of the Company’s Board of Directors and the Investor’s continuing ownership position in the Company, the right to designate one to three nominees for election to the Company’s Board of Directors. It is expected that following the Closing, the Company’s Board of Directors will be expanded from seven members to nine members and the Investor, therefore, will have the right to designate two new members to the Company’s Board of Directors. The parties also will enter into a Registration Rights Agreement under which the Company agrees to file a registration statement covering the resale of the shares of common stock purchased under the Purchase Agreement or through exercise of the Warrants.

     As a condition to the Closing, the Company also will enter into a five year Remote Resourcing Agreement (the “Resourcing Agreement”) with Healthcare BPO Partners L.P., a company affiliated with the Investor and owned by Mr. Tak. Healthcare BPO Partners will provide India-based personnel and infrastructure that will be utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. The Indian operations, which will be dedicated for the Company’s exclusive use, will be managed by the Company and based in Jaipur, India.

These new Indian operations will supplement the Company’s existing operations in Utah, Texas and Jamaica. The Resourcing Agreement was reviewed and approved by the Company’s Audit Committee.

     Preferred Stock. Previously, the Company’s Series A Convertible Preferred Stock (“old”) had a stated value of $22.1 million and was convertible into 1,424,258 shares of Healthaxis common stock at a conversion price of $15.50 per share. The terms of the preferred stock provided that cumulative dividends be paid at the rate of 2%, or approximately $442,000 per year, payable semi-annually. In general, the Company could have paid the dividends either in cash or by issuing shares of common stock, although in some circumstances it was required to pay cash dividends. The terms of the preferred stock provided that, in some situations, the holders of the preferred stock could have forced Healthaxis to buy back their shares. The Company believed that the occurrence of the situations where it could be required to buy back shares of preferred stock was within its control. The preferred stock also contained, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the preferred stock plus all accrued but unpaid dividends. The holders of the preferred stock did not have general voting rights, although they did have the right to vote separately as a class in connection with some matters.

     Healthaxis entered into a Preferred Stock Modification Agreement on May 12, 2004. On June 30, 2004, Healthaxis consummated a transaction modifying the terms of its Series A Convertible preferred stock and providing for the issuance to its preferred shareholders of warrants to purchase shares of the Company’s common stock. Under the terms of the agreements with the preferred shareholders, the then existing shares of the preferred stock were convertible into an aggregate of 3,850,000 shares of the Company’s common stock. The preferred shareholders also received warrants with a term of five years entitling them to purchase up to 1,000,000 shares of common stock at an exercise price of $5.50 per share (subject to a cashless exercise feature that applies under some circumstances). The shares of common stock into which the shares of preferred stock have been, or are in the future, convertible and, with respect to which the warrants are exercisable, represent approximately 54% of our common stock on a fully diluted basis as of December 31, 2004. Holders of the preferred stock have no liquidation preference, no voting rights except as required by law, the right to receive a nominal dividend of $0.0001 per share semi-annually (aggregating to less than $1,000 per year in total) and otherwise on a pro-rata basis to the extent that dividends are paid to holders of common stock, limited anti-dilution rights in the context of stock splits, stock dividends and similar transactions, and no redemption rights.

     The new preferred stock is convertible into shares of common stock at the option of a preferred shareholder at any time, and in any amount, on or after June 30, 2005, but prior to that date may only be converted if the preferred shareholder desiring to effect the conversion will not hold, as a result of the conversion, more than 750,000 shares of common stock, or if the common stock is trading on a national stock market and has had a closing price of $8.00 or more for 20 out of the 30 trading days immediately preceding the conversion date (in which case, any number of shares may be converted). Notwithstanding the foregoing, in the event of the transfer of shares of preferred stock in accordance with the terms of the agreements with the preferred shareholders, the preferred stock automatically converts into shares of common stock. Healthaxis may compel conversion of the preferred stock or exercise of the warrants granted to the preferred shareholders under certain circumstances.

     Under the agreements with the preferred shareholders, Healthaxis agreed that it will not issue any equity securities in a transaction implying a pre-money valuation of Healthaxis of less than $14.5 million, or at a per share price of less than $2.15 (these restrictions do not apply to the grant of stock options to Healthaxis employees or directors in most circumstances). Further, until June 30, 2005, the preferred shareholders have a right of first refusal to match the terms upon which any third party proposes to purchase from Healthaxis any equity securities having an aggregate purchase price of at least $1.0 million and to match the terms upon which Healthaxis proposes an offering of its common stock (the preferred shareholders have waived this right of first refusal with respect to the transactions with the Investor contemplated by the Purchase Agreement, provided such transactions close by June 30, 2005).

     Prior to conversion, the new preferred stock will only have the right to vote to the extent it is entitled to do so under applicable law. Under applicable law, the new preferred stock is entitled to vote separately as a class in certain instances, including in the event of a merger or consolidation that would effect some types of changes in the Company’s articles of incorporation. To the extent that applicable law entitles the new preferred stock to vote on a given merger or consolidation transaction prior to June 30, 2005, the preferred shareholders have agreed to vote their shares in favor of such a merger or consolidation if the common shareholders have approved the merger or consolidation and the per share price to be received by the preferred shareholders in the merger or consolidation is at least $3.50 in cash for each share of preferred stock. If the Company pursues a merger or consolidation on or after June 30, 2005, the preferred shareholders have agreed to vote their shares in favor of the merger or consolidation if the common shareholders approve the merger or consolidation and if the per share price to be received by the preferred shareholders in the merger or consolidation for each share of preferred stock is at least equal to what they would have received in the merger or consolidation if they had converted their shares of preferred stock into shares of common stock immediately prior to the merger or consolidation.

     As required under the preferred stock modification agreements, Healthaxis has registered for resale the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants. These agreements do, however, place certain restrictions on the private sale or transferability of the securities held by the preferred shareholders, and restrict the number of shares of common stock that may be sold in the public markets below a price of $3.50 per share. These stock transfer restrictions lapse on June 30, 2005. The Company filed a Form S-3 Registration Statement on September 2, 2004 to register for resale the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants. On October 28, 2004 the Securities and Exchange Commission declared the Registration Statement effective.

     Significant Project Update: As previously disclosed, the Company had a contract for software licensing, development and systems implementation with the State of Washington Health Care Authority (“HCA”), which began in mid 2002. The Company was the prime contractor on the HCA project and utilized the services of an offshore development partner to perform a significant part of the work. Also, as previously disclosed, a dispute arose under the HCA contract in late 2003, which was resolved by the Company and HCA in the second quarter of 2004. Both parties entered into an agreement to terminate the HCA contract. The Company also simultaneously entered into a cancellation agreement with its development partner canceling and terminating its master software services agreement with the development partner and the work order associated with subcontracted portions of the HCA project.

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

          The Company entered into these agreements solely to avoid the potential time and cost of dispute resolution. The execution and funding of these agreements resolved all outstanding issues related to the HCA project. The net impact of these transactions is included in general and administrative expense.

      Repurchase of Securities Held by UICI. On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48.3% of the Company’s outstanding common stock; 1,424 shares of Series A Convertible Preferred Stock, or 6.1% of the outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note, which is due over three years and bears interest at 6%. The promissory note will be paid through deductions from the monthly invoices for BPO services provided by the Company to the Mega Life & Health Insurance Company (“Mega”), a UICI subsidiary. The amount of the monthly payment will be equal to the greater of one half of the Mega invoice amount for BPO services or $65,000. A balloon principal payment is due at the maturity of the note if the note has not been paid through the monthly payments. The balance remaining to be paid as of December 31, 2004, was $2.7 million

     November 2002 Cost Reduction Initiative. On November 12, 2002, a cost reduction initiative was begun which was designed to more closely align expenses with revenues and to enhance the Company’s operating performance. The cost reduction initiative consisted of both a reduction in the Company’s labor force and an across-the-board reduction in salary levels, and planned reductions in certain operating and overhead expenses. The reduction in labor force was effective in mid-November and the reduction in salary levels was effective January 1, 2003.

     Convertible Debenture Exchange. On July 31, 2002 the Company completed a transaction providing for the cancellation of its $27.5 million 2% convertible debentures in exchange for issuance to the debenture holders of shares of Series A Convertible Preferred Stock (“Preferred Stock”) and the payment of $4.0 million cash. The Preferred Stock was convertible into shares of Healthaxis common stock at a conversion price of $15.50 (subject to downward adjustment in certain events), and carried a fixed dividend rate of 2% per annum, payable semi-annually in cash or shares of common stock. As more fully described in Note 10 to Notes to Consolidated Financial Statements, the Preferred Stock contained, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the Preferred Stock plus all accrued but unpaid dividends, and in the event of our failure to comply with certain contractual provisions, redemption rights. The holders of the Preferred Stock did not have general voting rights, although they did have the right to vote separately as a class in connection with some matters. As described in “Overview – Preferred Stock” above, the terms of the Series A Preferred Stock were significantly modified on June 30, 2004.

     Termination of UICI Services Agreement. UICI and its subsidiaries, in the aggregate, constituted our largest single client during 2002, accounting for 37% of our total revenues (including revenues from discontinued operations). On June 17, 2002 the Company consummated an agreement providing for the termination of its Services Agreement with UICI. The termination of the Services Agreement substantially reduced Healthaxis’ business relationship with UICI. See Note 12 of Notes to Consolidated Financial Statements for a summary of the terms under which the Services Agreement was terminated. As a result of the termination of the Services Agreement, the Company’s consolidated financial statements have been prepared with the related revenue and expenses presented as discontinued operations. All historical financial statements presented were previously restated to conform to this presentation.

     Segments. The Company has historically presented information regarding two segments based on the Company’s internal organizational structure and financial reporting. During the first quarter of 2004, the Company re-aligned its operations under a single operating manager and further consolidated its operations. As a result of this change, the Company now produces consolidated information on its operations (and on sales, general and administrative), which is regularly reviewed by the executive management committee of the Company in assessing performance and as an aid in making decisions about how resources are allocated. Accordingly, the Company no longer has reportable segments and has discontinued disclosure of segment information for all periods.

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

	(Table in thousands)
	Year Ended Dec. 31,
	2004	2003	Change
Revenues	$16,162	$20,851	$(4,689)
Cost of revenues	15,905	19,573	(3,668)

Gross profit	$257	$1,278	$(1,021)

% of revenue	2%	6%

      Revenues were down approximately $4.7 million (22%) in the year ended December 31, 2004 compared to the same period in 2003. Cessation of work on the ACS/State of Georgia project and the State of Washington project, related to the development of benefit administration platforms, accounted for $1.8 million of the reduction. Recurring PEPM license fee revenue declined $578,000 primarily as the result of customers in a terminated or in a run-off stage, while other reductions in the number of covered lives administered by our clients was largely offset by increased revenues from new data mining capabilities offered to the Company’s ASP customers. Transaction fees and other revenue decreased $963,000 as a result of the consolidation of print and mailings across certain customers, and as a result of the decreased number of covered lives. Bundling of checks to the same provider of medical services and combining multiple payers into the same envelope for mailing, resulted in this decreased print and mailing revenue. Professional service fees decreased $723,000 as a result of decreased customers’ dependence upon our technical staff and a decrease in the number of one-time projects, as compared to the same period in 2003. Data capture service revenue declined $654,000 as a result of lower claims volume and due to the reduced number of covered lives in certain customers that use our data capture services.

      Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. Cost of revenues declined $3.7 million (19%) in the year ended December 31, 2004 compared to the same period in 2003. Cost of revenues was 98% of revenues in the 2004 period compared to 94% in the 2003 period. Approximately $1.7 million of the cost decline was related to termination of contract labor and internal costs associated with the ACS/State of Georgia and the State of Washington projects, which were underway in 2003. An additional $524,000 of the decline was due to reduced amortization and depreciation expenses resulting from a decline in capital spending for property, plant and equipment over the last three years. The remaining reduction was largely the result of lower costs for salary, benefits, travel, facilities and other expenses associated with personnel.

	(Table in thousands)
	Year Ended Dec. 31,
	2004	2003	Change
Sales and marketing expense	$1,475	$948	$527
General and administrative expense	3,489	3,298	191
Research and development expense	-	30	(30)
Amortization of intangibles	1,032	1,296	(264)
Interest and other income, net	25	139	(114)
Interest expense	(244)	(109)	135

     Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows, media advertising and website development costs. These expenses increased $527,000 (56%) in the year ended December 31, 2004 compared to the same period of 2003. The increase is primarily due to additional personnel and recruiting expenses related to sales and marketing management and staff additions in early 2004, as well as commissions on new 2004 sales.

     General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses increased $191,000 (6%) in the year ended December 30, 2004 compared to the same period of 2003. The increase was primarily due to the $92,000 settlement on of the State of Washington project and $468,000 of legal, accounting and other professional fees associated with the preferred stock transaction completed in June 2004. These cost increases were partially offset by lower costs for facilities, personnel and insurance totaling $299,000 plus other smaller cost reductions.

     Research and development expenses were reduced to zero in the year ended December 31, 2004 compared to $30,000 in the same period of 2003, as the Company has placed a greater emphasis on completing existing development projects and the maintenance of existing customer accounts.

     Amortization of intangibles includes the amortization of developed software and customer base acquired in the January 2001 Healthaxis merger. These expenses were reduced $264,000 (20%) in the year ended December 31, 2004 compared to the same period of 2003, as certain acquired developed software was fully amortized in January 2004.

     Interest and other income, net decreased $114,000 in the year ended December 31, 2004 compared to the same period of 2003, due primarily to lower balances on notes receivable resulting from the normal course of collections and a write-off of certain retired fixed assets no longer used in the business.

      Interest expense increased $135,000 (124%) in the year ended December 31, 2004 compared to the same period of 2003 due to interest payments under the $3.4 million note payable to UICI dated September 30, 2003, related to the Company’s purchase of UICI’s Healthaxis stock and warrants.

Year ended December 31, 2003 compared to year ended December 31, 2002

Technology & Operations

	Year Ended December 31,
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

     The most significant portion of the net improvement resulted from a reduction in personnel costs, offset by less capitalization for new software development or contract start-up and increased costs attributable to print and distribution revenue. In November 2002, we reduced costs through personnel reductions. In addition, company-wide salary reductions went into effect on January 1, 2003. Personnel expenses decreased $3.5 million in 2003 as a result of this cost containment initiative. The effect of this cost reduction in operations was partially offset by the fact that some employees were re-assigned to expensable projects from capitalizable development projects. The effect of this action was to decrease the expense savings by $961,000 compared to 2002. Also, as noted in the revenue section above, in 2003 we began print and distribution services for two existing customers and added a new customer in the fourth quarter 2002, which also included print and distribution services. The increase in cost of revenues related to these new services was approximately $1.6 million.

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

BPO Services (formerly known as Imaging Services Group)

	Year Ended December 31,
	2003	2002	Change
	(In thousands)
Revenue	$4,754	$4,145	$609
Cost of revenue	4,514	5,297	(783)

Gross profit	$240	$(1,152)	$1,392

% of revenue	5%	(28)%

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

Other Corporate-wide Items:

	(Table in thousands)
	Year Ended December 31,
	2003	2002	Change
Sales and marketing expense	$948	$1,951	$(1,003)
General and administrative expense	3,298	3,745	(447)
Research and development expense	30	366	(336)
Restructuring and impairment charges	-	6,232	(6,232)
Amortization of intangibles	1,296	1,300	(4)
Gain on extinguishments of debt	-	16,388	(16,388)
Interest and other income, net	139	32	107
Interest expense	(109)	(459)	(350)
Loss from sale of discontinued operations	-	(3,564)	(3,564)
Gain from discontinued operations	-	850	(850)
Cumulative effect of accounting change	-	(6,674)	(6,674)

     Sales and marketing expenses decreased $1.0 million (51%) from 2002. The sales and marketing staff was reduced from seven in September 2002 to three as result of the November 2002 staff reduction. These changes, combined with the 2003 salary reductions, account for approximately $693,000 of the decrease from 2002. Travel expenses dropped $122,000 and cost associated with trade shows and other marketing efforts decreased by $88,000 commensurate with the staff reduction. Stock based compensation also decreased $81,000 from 2002 to 2003.

     General and administrative expenses decreased $447,000 (12%) from 2002 despite a gain in 2002 related to the settlement of Al Clemens’ severance liability in the amount of $1.3 million, which decreased general and administrative expenses. See Note 12 to Notes to Consolidated Financial Statements. Excluding this one-time benefit, general and administrative expenses for the 2003 decreased $1.8 million from 2002. The November 2002 staff reductions, combined with the January 2003 salary reductions, accounted for $758,000 of the cost decrease. Professional fees decreased $408,000 compared with 2002. Non-cash stock based compensation expense decreased $271,000 due to the gradual decrease of expense resulting from the remeasurement of stock options at the time of the 2001 Healthaxis merger. Additionally, insurance and other expenses were reduced by $355,000. The Company continues to look for ways to trim administrative expenses.

      Research and development expenses decreased $336,000 (92%) from 2002. We have significantly reduced our research and development activities in 2003 compared to 2002 due to a greater emphasis on completing existing development products, and the maintenance of existing customer accounts.

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

     Gain on extinguishment of debt in the 2002 period of $16.4 million relates to the July 2002 transaction whereby Healthaxis issued 23,500 shares of Series A Convertible Preferred Stock and paid $4.0 million in exchange for its existing convertible debentures having a face value of $27.5 million.

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

Liquidity and Capital Resources

Overview of Cash Resources

     At December 31, 2004, our cash and cash equivalents amounted to $3.9 million compared to $7.9 million at December 31, 2003. The sources and uses of cash during 2004 are described more fully in “Analysis of Cash Flows” below. We have experienced repeated losses, with the result that our cash resources have declined. The Company’s focus is on positive cash generation. We have been taking measures to address our liquidity needs, including increasing our marketing and sales efforts, implementing further productivity improvements and seeking new sources of capital. To this end, the Company recently entered into a Purchase Agreement with Tak Investments, Inc., and if the related transactions are consummated, the funds from the issuance of shares of the Company’s common stock will provide the Company with an additional source of liquidity. Please see “– Overview – Purchase Agreement with Tak Investments” for a summary of the potential transactions with Tak Investments, Inc. No assurance can be given that the transactions contemplated by the Purchase Agreement will be consummated or that any or all of the foregoing liquidity initiatives will prove successful. We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months, even if one were to assume that the financing transactions contemplated by the Purchase Agreement with Tak Investments, Inc. were not completed. However, in the event that we are unable to maintain or increase our revenues, or effectively reduce our expenses to a level commensurate with our revenues, or raise additional capital, then our business would likely be adversely affected.

     The Company is encumbered with certain costs of being a public company, which cause its overhead structure to be higher than that normally associated with a company its size. The Company’s general and administrative expenses as a percent of revenue were 22%, 16% and 19% during 2004, 2003 and 2002 respectively. Management believes the fixed costs of remaining a public company will continue to be a significant burden on operating results until offsetting revenue growth is achieved. The increased percentage in 2004 was primarily the result of increased legal and accounting expenses incurred in connection with the Preferred Stock Modification Agreement (see “-Overview – Preferred Stock” above), and as result of reduced revenues.

     With regard to maintaining cash flow from current customers, we are dependent on a small number of clients to generate a significant amount of annual and quarterly revenues. We believe that the relationships with our customers are generally positive. For the year ended December 31, 2004, our four largest customers accounted for 63% of revenues from continuing operations. One of these customers, accounting for 16% of total 2004 revenue, was purchased by another TPA in 2002 and has indicated they will be winding down their use of the Healthaxis system during 2005 and migrating the processing to a system used by its parent company. We believe that we will continue to provide certain services to this customer for 2005 and beyond. However, it is likely that the total revenue from this customer will decrease significantly. New sales made in late 2004 are expected to partially offset this lost revenue, in addition to new sales anticipated in 2005.

     Our plans for generating new revenues are based upon recent additions to our sales staff and refinement of our sales processes. We believe that Healthaxis offers competitive, and competitively priced, products and services its target markets. However, there can be no assurances that we will be successful in achieving our revenue growth goals.

Analysis of Cash Flows

     Cash used in operating activities for the year ended December 31, 2004 was approximately $2.2 million as compared to $1.1 million and $2.1 million for the same periods in 2003 and 2002, respectively. The increase in cash used in 2004 compared to 2003 was primarily due to a $1.7 million increase in the net loss and an $816,000 reduction in depreciation expenses from 2003, partially offset by an improvement in working capital of $1.4 million. Cash used in 2004 was roughly the same as in 2002 despite a reduction in the net loss. The net loss in 2002 included a number of non-cash expenses and gains as detailed in the Consolidated Statements of Cash Flows.

     Cash used in investing activities for the year ended December 31, 2004 was $891,000 as compared to $1.1 million and $1.7 million for the same periods in 2003 and 2002, respectively. The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and the acquisition of property, equipment and software. The decrease in cash used in 2004 compared to 2003 was primarily due to a reduction in expenditures for purchased property, equipment and software, partially offset by increased expenses related to internally developed software and job start-up expenses. The decrease in cash used in 2004 compared to 2002 was primarily due to a $1.1 million reduction in internally developed software and job start-up, partially offset by increased costs of purchased property and equipment and smaller collections on notes receivable.

     Cash used in financing activities for the year ended December 31, 2004 was $841,000 as compared to $1.3 million for the same period in 2003 and cash generated of $2.0 million in 2002. The decrease in cash used in 2004 compared to 2003 was due to a $467,000 reduction in payments on preferred stock dividends resulting from amending and restating the terms of the preferred stock agreements completed in June 2004. See “Overview - Preferred Stock” above. The initial payment to UICI for purchasing Healthaxis’ stock and warrants in 2003 was balanced to a significant degree in 2004 by payments on the note payable to UICI related to the same transaction. See “Overview - Repurchase of Securities Held by UICI” above. The $2.0 million cash generated in 2002 was largely the net effect of $6.4 million received from UICI related to the early termination of the Services Agreement, partially offset by a $4.0 million payment on the cancellation of the convertible debentures. Both of these transactions are fully described in the “Overview - Termination of UICI Services Agreement” and the “Overview -Convertible Debenture Exchange” sections above.

Contractual Obligations

      The following table summarizes the Company’s known contractual obligations (in $000s) as of December 31, 2004:

		Less than	1 - 3	3 - 5	After 5
	Total	1 Year	Years	Years	Years
Long term debt obligations (1)	$2,678	$637	$2,041	$-	$-
Operating lease obligations (2)	1,089	991	98	-	-
Purchase obligations (3)	370	170	200	-	-
Other long-term liabilities (4)	929	135	174	159	461

Total	$5,066	$1,933	$2,513	$159	$461

(1)	Long-term debt obligations relate to the promissory note payable to UICI, excluding related interest.

(2)	Operating lease obligations consist primarily of leases of office space and various pieces of equipment.

(3)	Purchase obligations consist primarily of contractual obligations for estimated future payments related to the licensing of various software modules that are integrated into Healthaxis’ products.

(4)	Other long-term liabilities consist of estimated payments anticipated for funding of post-retirement benefits for a group of former executives of the Company. The benefits consist primarily of medical and dental insurance.

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

Revenue Recognition

     See “- Overview – Revenue Model” above.

Capitalized Software

     Healthaxis incurs development costs that relate primarily to the development of new products and major enhancements to existing services and products. All development costs related to software development projects incurred prior to the time of completing analysis, design and a detailed project plan are expensed. Costs incurred after completion of the project plan are capitalized until the software is released into production and made available to customers on our system. Once released into production, the capitalized costs are then amortized over the estimated useful life of the asset.

Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002), annually thereafter and upon the occurrence of any event that indicates potential impairments. The Company performs its annual impairment review during the fourth quarter of each year based upon an October 1 date. The Company does not have any intangible assets with an indefinite life.

     SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase (if necessary), measures the impairment. Goodwill is potentially impaired if the net book value of a reporting unit exceeds its estimated fair value. The Company has a single reporting unit, as defined by SFAS No. 142, for purposes of analyzing goodwill.

     In calculating the impairment charges, the fair value of the reporting unit is estimated using a discounted cash flow methodology. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable. The significant assumptions used in these calculations include discount rates and estimated future growth rates and operating margins. A change in any of these assumptions could significantly impact the estimated fair value of the reporting unit.

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

Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized. As a result of the capital transactions of both Healthaxis and its subsidiaries, including the Insurdata Merger, the HAXS Merger, the re-purchase of all Healthaxis stock and warrants from UICI and the modification to the Preferred Stock agreements, the utilization of NOL carryforwards is limited. Additionally, the utilization of these NOL’s, if available, to reduce future income taxes is dependent on the generation of sufficient taxable income prior to their expiration. As it is considered more likely than not that the deferred tax assets will not be realized, the Company has established a valuation allowance for all net deferred tax assets

Post Retirement Benefits

     We have an obligation to provide certain post retirement benefits to a group of retirees formerly employed by a predecessor of the Company. The benefits are lifetime health and life insurance coverage.

Because this obligation exists until the death of the participants, actuarial calculations, which include the use of estimates, are used to determine the carrying value of the liability. These estimates include the life expectancy of the participants, a discount rate to calculate the present value of the expected future costs, and growth rates to project anticipated future increases in the cost of the benefits provided. The amount necessary to satisfy this obligation may, therefore, be different than the amount accrued. The most sensitive variable in the calculation is the life expectancy of the participants. The Company uses current mortality tables to project life expectancy. As mortality rates do not change rapidly, the Company does not expect to have material changes to the calculation and therefore to the estimated liability.

Contingent Liabilities

     Healthaxis’ policy is to record contingent liabilities that are both measurable and probable. In assessing whether or not to record a contingent liability, both of these criteria may be subjective. The final amount paid, if any, could be different than the amount we have accrued.

Recent Accounting Pronouncements

     See Note 1 to the Consolidated Financial Statements herein for a discussion of the impact on the Company’s financial statements of new accounting standards.

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

     The dividend rate on our old preferred stock was fixed at 2%, while the dividend rate on our new preferred stock as described in “-Overview – Preferred Stock” above, is fixed at a nominal rate of $0.0001 per share of the new preferred stock, payable semi-annually (aggregating less than $1,000 in dividend payments to all preferred shareholders annually). The interest rate on our note payable is fixed at 6%. The fair value of these instruments is therefore subject to fluctuation as market interest rates change.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Healthaxis Inc. and Subsidiaries
Dallas, Texas

We have audited the consolidated balance sheet of Healthaxis Inc. and Subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthaxis Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Dallas, Texas

March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Healthaxis Inc.

We have audited the accompanying consolidated balance sheet of Healthaxis Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthaxis Inc. and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the financial statements, the Company changed its method of accounting for goodwill as of January 1, 2002.

/s/ Ernst & Young LLP

Dallas, Texas
March 24, 2004

Healthaxis Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$3,930	$7,887
Accounts receivable, net of allowance for doubtful accounts of $48 and $44, respectively	2,368	3,077
Prepaid expenses	635	605
Notes receivable	-	124

Total current assets	6,933	11,693
Property, equipment and software, less accumulated depreciation and amortization of $6,661 and $9,952, respectively	966	1,238
Contract start-up costs, less accumulated amortization of $1,199 and $704, respectively	655	759
Capitalized software, less accumulated amortization of $2,760 and $2,199, respectively	688	990
Customer base, less accumulated amortization of $4,130 and $3,121, respectively	84	1,093
Goodwill	11,276	11,276
Notes receivable	23	-
Other assets	56	65

Total assets	$20,681	$27,114

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,238	$981
Accrued liabilities	674	795
Deferred revenues	923	888
Notes payable, current portion	637	599
Current portion, post retirement and employment liabilities	135	117

Total current liabilities	3,607	3,380
Notes payable	2,041	2,697
Post retirement and employment liabilities	794	823
Other liabilities	1,417	1,467

Total liabilities	7,859	8,367
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible, 3,100,000 shares issued and outstanding (no liquidation preference)	3,100
Series A cumulative convertible, issued and outstanding 22,076 shares (liquidation preference $22,076)		5,899
Common stock, par value $.10: authorized 1,900,000,000 shares, Issued and outstanding 3,518,291 and 2,767,592 shares, respectively	352	277
Additional paid-in capital	444,221	441,464
Accumulated deficit	(434,851)	(428,893)

Total stockholders’ equity	12,822	18,747

Total liabilities and stockholders’ equity	$20,681	$27,114

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in thousands except share data)

	Years Ended December 31,
	2004	2003	2002
Revenue	$16,162	$19,422	$17,732
Revenue from affiliates	-	1,429	2,084

Total	16,162	20,851	19,816
Expenses:
Costs of revenues	15,905	19,573	21,355
Sales and marketing	1,475	948	1,951
General and administrative	3,489	3,298	3,745
Research and development	-	30	366
Restructuring and impairment charges	-	-	6,232
Amortization of intangibles	1,032	1,296	1,300

Total expenses	21,901	25,145	34,949

Operating loss	(5,739)	(4,294)	(15,133)
Gain on extinguishment of debt	-	-	16,388
Interest income and other income (expense)	25	139	32
Interest expense	(244)	(109)	(459)

	(219)	30	15,961

Income (loss) from continuing operations	(5,958)	(4,264)	828
Loss from disposal or sale of discontinued operations	-	-	(3,564)
Gain from discontinued operations	-	-	850

Total loss from discontinued operations	-	-	(2,714)

Net loss before cumulative effect of accounting change	(5,958)	(4,264)	(1,886)
Cumulative effect of accounting change	-	-	(6,674)

Net loss	(5,958)	(4,264)	(8,560)

Less: Dividends on preferred stock	-	(690)	(198)
Add: Carrying value of preferred stock over fair value of consideration transferred	261	-	-

Net loss attributable to common stockholders	$(5,697)	$(4,954)	$(8,758)

Income (loss) per share of common stock (basic and diluted)
Continuing operations	$(1.99)	$(1.05)	$0.12
Discontinued operations	-	-	(0.51)
Cumulative effect of accounting change	-	-	(1.24)

Net loss	$(1.99)	$(1.05)	$(1.63)

Weighted average common shares and equivalents used in computing loss per share - basic and diluted	2,856,532	4,699,244	5,360,954

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
(Dollars and shares in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Unearned
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Total
Balance, December 31, 2001	-	$-	5,298	$530	$438,154	$(416,069)	$(226)	$22,389

Net loss						(8,560)		(8,560)
Issuance of Series A Convertible Preferred Stock	23	6,280						6,280
Contribution from UICI			(50)	(5)	6,364			6,359
Preferred stock dividends					(198)			(198)
Common stock issued in lieu of interest and severance			118	11	893			904
Employee stock option compensation					307			307
Other			(2)		(6)			(6)
Amortization/forfeiture of unearned compensation					(93)		226	133

Balance, December 31, 2002	23	6,280	5,365	536	445,421	(424,629)	-	27,608

Net loss						(4,264)		(4,264)
Preferred stock dividends					(690)			(690)
Common stock received for payment on note receivable			(12)		(41)			(41)
Repurchase of UICI stock and warrants	(1)	(381)	(2,586)	(259)	(3,260)			(3,900)
Employee stock option compensation					34			34

Balance, December 31, 2003	22	5,899	2,768	277	441,464	(428,893)	-	18,747

Net loss						(5,958)		(5,958)
Modification of Preferred Stock	3,828	(2,049)			2,049			-
Conversion of Preferred Stock to Common	(750)	(750)	750	75	675			-
Exercise of Stock Options			1					-
Employee stock option compensation	-	-	-	-	33	-	-	33

Balance, December 31, 2004	3,100	$3,100	3,518	$352	$444,221	$(434,851)	$-	$12,822

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net loss	$(5,958)	$(4,264)	$(8,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	-	-	3,564
Cumulative effect of accounting change	-	-	6,674
Depreciation and amortization	2,626	3,442	4,669
Amortization of unearned compensation	-	-	133
Gain on restructuring/forgiveness of debt	-	-	(16,388)
Bad debt reserve expense	9	55	164
Non-cash restructuring and impairment charges	-	-	6,589
Gain on settlement of severance obligation	-	-	(1,345)
Stock option compensation	33	34	307
Write down of investment in Digital Insurance, Inc.	-	-	227
Common stock issued in lieu of interest and severance	-	-	904
Loss on disposition of assets	53	15	70
Non-cash interest on convertible debt	-	-	57
Changes in operating assets and liabilities:
Accounts receivable	700	214	2,370
Prepaid expenses	(30)	(32)	(236)
Other assets	9	70	19
Costs in excess of billings	-	384	-
Accounts payable and accrued liabilities	359	(509)	(841)
Deferred revenues	35	(825)	(437)
Post retirement and employment liabilities	(11)	(26)	(29)
Other liabilities	(50)	382	(2)

Net cash used in operating activities	(2,225)	(1,060)	(2,091)

Cash flows from investing activities
Software and contract start-up costs capitalized	(649)	(475)	(1,792)
Collection on notes receivable, net	101	183	384
Purchases of property, equipment and software and internally developed capitalized software	(343)	(847)	(263)

Net cash used in investing activities	(891)	(1,139)	(1,671)

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from financing activities
Principal payments on capital lease	-	-	(8)
Termination of UICI contract	-	-	6,359
Buyback of shares from UICI	-	(500)	-
Payments on note payable to UICI	(618)	(104)	-
Payment on convertible debentures	-	-	(4,000)
Costs of issuing convertible preferred stock	-	-	(358)
Payment of preferred stock dividends	(223)	(690)	-

Net cash (used in) provided by financing activities	(841)	(1,294)	1,993

Decrease in cash and cash equivalents	(3,957)	(3,493)	(1,769)
Cash and cash equivalents, beginning of year	7,887	11,380	13,149

Cash and cash equivalents, end of year	$3,930	$7,887	$11,380

Supplemental disclosure of cash flow information:
Interest paid	$184	$48	$90

Non-cash financing activities:
Exchange of convertible debentures for convertible preferred stock	$-	$-	$6,638

Exchange of convertible preferred stock for new convertible preferred stock	$2,049	$-	$-

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

     Healthaxis Inc. (“Healthaxis”), formerly Provident American Corporation, is a Pennsylvania corporation organized in 1982. Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers and third party administrators (“TPA”) to provide enhanced services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ Business Process Outsourcing (“BPO”) services, which are offered to the Company’s ASP clients and on a stand-alone basis. BPO solutions include the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and automated preferred provider organizations (“PPO”) routing and repricing.

Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

Cash equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less from date of purchase. The Company maintains its cash accounts at several commercial banks. Cash accounts at each bank often exceed amounts that are insured by the Federal Deposit Insurance Corporation.

Accounts Receivables

     Accounts receivable consist primarily of customer billings and unbilled receivables pending billings in accordance with contract terms. An allowance for doubtful accounts is maintained based upon the Company’s history and a periodic review of the accounts. Amounts charged to bad debt expense during the years ended December 31, 2004, 2003 and 2002 were $9,000, $55,000, and $164,000, respectively. As individual accounts are deemed to be uncollectable, they are deducted from the allowance for doubtful accounts. Amounts deducted as such during the years ended December 31, 2004, 2003 and 2002 were $5,000, $206,000,and $19,000, respectively

Property, equipment and software

     Property, equipment and software are recorded at cost. Expenditures for improvements that increase the estimated useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets ranging from 1 to 7 years.

Contract Start-up costs

     Healthaxis capitalizes costs, including direct labor and fringe benefits, directly attributable to start-up activities for ASP arrangement based long-term contracts. Such costs are amortized ratably over the life of the respective contract. All other start-up costs are expensed as incurred. Contract start-up costs capitalized during the years ended December 31, 2004, 2003, and 2002 totaled $390,000, $171,000, and $714,000, respectively. Healthaxis recorded amortization expense relating to contract start-up costs of $494,000, $561,000, and $434,000, during the years ended December 31, 2004, 2003, and 2002, respectively.

Capitalized software

     Healthaxis incurs development costs that relate primarily to the development of new products and major enhancements to existing services and products. All development costs related to internal use software development projects incurred prior to the time of completing analysis, design and a detailed project plan are expensed. Costs incurred after completion of the project plan are capitalized until the software is released into production and made available to customers on our system. These costs are included in property, equipment and software.

     Healthaxis has in the past incurred development costs that relate primarily to the development of software to be sold, leased or otherwise marketed. All development costs related to such projects incurred prior to the time a project has reached technological feasibility are expensed. Technological feasibility is determined only after completion of a detailed program design or working model. Software development costs incurred subsequent to reaching technological feasibility are capitalized up to the point of product marketability. These costs are included in capitalized software.

     Healthaxis capitalized $259,000, $304,000, and $1.1 million, in software development costs during the years ended December 31, 2004, 2003, and 2002, respectively. All software development costs capitalized are amortized on a straight-line basis over the remaining economic life of the product (generally three years). Healthaxis recorded amortization expense relating to capitalized software development costs totaling $561,000, $816,000, and $614,000 during the years ended December 31, 2004, 2003, and 2002, respectively. Estimated future amortization expense is $461,000, $157,000 and $70,000 for years 2005, 2006 and 2007 respectively.

     In 2002, an impairment charge of $592,000 related to developed software was recorded. Impairment was determined based upon on analysis of estimated future cash flows in connection with a decision by management to divert marketing efforts away from a product. The charge, which represents the remaining carrying value of the asset, has been included in costs of revenue.

Customer Base

     Healthaxis’ customer base was recorded as a result of a business combination transaction and is being amortized over a period of four years. Healthaxis recorded amortization expense relating to the customer base costs totaling $1.0 million, $1.0 million, and $1.0 million during the years ended December 31, 2004, 2003, and 2002, respectively. Estimated future amortization expense is $84,000 for year 2005.

Goodwill

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142, annually thereafter and upon the occurrence of any event that indicates potential impairments. The Company performs its annual impairment review during the fourth quarter of each year based upon an October 1 date. The Company does not have any intangible assets with an indefinite life.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase (if necessary), measures the impairment. Goodwill is potentially impaired if the net book value of a reporting unit exceeds its estimated fair value.

Impairment of long-lived assets

     The Company records impairment losses on long-lived assets when events and circumstances indicate that such assets are not recoverable and are impaired such that the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment included material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

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

     Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date granted in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	(Table in thousands, except per share data)
	2004	2003	2002
Net loss, as reported	$(5,958)	$(4,264)	$(8,560)
Effect of dividends and conversion on preferred stock	261	(690)	(198)
Stock based compensation expense recorded under the intrinsic value method	33	34	307
Pro forma stock based compensation expense computed under the fair value method	(1,256)	(1,616)	(3,117)

Pro forma net loss applicable to common stock	$(6,920)	$(6,536)	$(11,568)

Loss per share of common stock, basic and diluted:
As reported	$(1.99)	$(1.05)	$(1.63)
Pro forma	$(2.42)	$(1.39)	$(2.16)

     The fair value of the options and warrants granted are estimated on the date of grant using the Black-Scholes option pricing model. The major assumptions used include no dividends paid, a weighted average expected life of two to three years, expected stock volatility of 60% to 69% and risk free interest rates ranging from 2.75% to 4.85%. The weighted-average grant-date fair value of options granted during 2004 was $1.02.

Revenue recognition

     The Company’s revenues consist primarily of application service provider (ASP) fees, transaction fees and professional service fees. The ASP services are substantially dependent of the Company’s proprietary software and agreements with customers contain a license for the use of the relevant software. However, the customer does not have the contractual right to take possession of the software. The customer’s access to the Company’s hosted software is through dedicated data lines or the internet. With some exceptions, the Company has not historically licensed its benefits administration and claims processing software for installation on customers’ systems. No new such licenses were granted in 2004 and the only revenue in 2004 from such licenses were ongoing fees from past licenses that are payable based on customer usage. These revenue sources are described below.

     A significant portion of the Company’s revenue is based on providing ASP services to our health insurance company, third-party administrator and self-insured plan customers. The ASP service includes a license to use our benefits administration and claims processing software, including hosting, maintenance and support, which is typically charged on a per-employee-per-month (PEPM), or per-member-per-month (PMPM) basis. In addition, the Company surrounds these hosted software-use rights with such BPO services as imaging, data capture and retrieval, EDI and print and mail services, as well as PPO routing and repricing services, and claims editing services. These services are typically charged on a transaction fee basis, such as per claim, per image and per document. Due to the long-term nature of the ASP arrangement, and because all revenue elements included in the collective services are typically not sold separately, the ASP and BPO service revenues are recognized ratably over the term of the agreement and/or as transaction services are provided.

     In preparation for providing services under these multi-year ASP contracts, the Company also usually agrees to perform certain start-up activities directly related to customizing and configuring the licensed software and loading insurance plan data for performance under the contract. The Company defers costs and revenues relating to these start-up activities and recognizes such costs and revenues ratably over the term of the ASP contract.

     Periodically, while an ASP contract is in place, the Company also performs professional services upon request and recognizes the related revenue on a time and materials basis as services are performed. Such professional services are not sold in conjunction with a software license included in the original ASP contract or other revenue elements and, therefore, are accounted for separately from the ASP contract.

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

Basic and diluted loss per share of common stock

     Basic loss per share is computed only on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is computed to show the dilutive effect, if any, of convertible preferred stock, stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the convertible preferred stock, stock options and warrants, totaling 5,290,430 and 2,521,437 as of December 31, 2004 and 2003 respectively, into the computation of diluted earnings per share would be anti-dilutive.

Accordingly, these items have not been included in the computation. Following is a summary of these securities:

	As of December 30,
	2004	2003
Options	1,076,359	936,527
Warrants	1,114,071	160,652
Preferred stock	-	1,424,258
Preferred stock - new	3,100,000	0

Total common shares if converted	5,290,430	2,521,437

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

Reclassifications of prior year amounts

     Certain prior year amounts have been reclassified to conform with the 2004 presentation or in accordance with applicable accounting requirements.

Stock Split

     During 2003, the Company completed a 1-for-10 reverse stock split of its $.10 par value common stock. All references to the number of shares and per share amounts have been adjusted to reflect the reverse split for all periods presented.

Concentrations of Credit Risk and Fair Value of Financial Instruments

     The Company’s customers are dispersed across many different geographical areas within the United States. During the year ended December 31, 2004, four customers accounted for 63% of revenues with each customer representing more than 10% as follows:

Customer A	19%
Customer B	18%
Customer C	16%
Customer D	10%

     At December 31, 2004, accounts receivable from Customer A accounted for $822,000 or 35% of the accounts receivable balance. This customer is making payments in accordance with the terms of its contract. The Company does not require collateral from its customers. Most customer contracts provide Healthaxis the ability to discontinue monthly ASP services in the event of non-payment, which could be detrimental to the customer. As a result, historical bad debts have not been material. An allowance for doubtful accounts is maintained for estimated losses on specific accounts. Management estimates the allowance for each account, if any, considering the historical payment history of the customer. Generally, uncollectable accounts are charged off when the account becomes nine months old, and the customer has indicated its intent to not pay.

     The carrying amount of cash and cash equivalents, accounts receivable, notes receivable, notes receivable from employees, accounts payable, notes payable and accrued liabilities approximates fair value due to the short maturities of these instruments. The Company has no derivative financial instruments.

Recent accounting pronouncements

     In May 2004 the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (“FSP No. 106-2”). FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004 and provides that an employer shall measure the accumulated plan benefit obligation and net periodic postretirement benefit cost taking into account any subsidy received under the Act. The adoption of the Statement did not have a material impact on the Company’s financial condition, results of operations or liquidity.

     In December 2005 the FASB issued a revision of Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”. Historically, the Company has accounted for employee stock based compensation using the intrinsic method under APB 25 as further described in “Stock-Based Compensation” above. SFAS 123R requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements. The effect of the statement will be to require entities to measure the cost of employee services received in exchange for stock options based upon the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. The Company will be required to apply FAS 123R as of the beginning of its first interim period that begins after June 15, 2005, which will be the quarter ending September 30, 2005.

The impact of this Statement will depend upon the transition method selected by the Company and various other factors including our future compensation strategy. The pro-forma costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of the amount which should be expected in the future. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

Note 2 – Significant Contracts

     As previously disclosed, the Company had a contract for software licensing, development and systems implementation with the State of Washington Health Care Authority (“HCA”), which began in mid 2002. For the years ending December 31, 2004, 2003 and 2002, HCA accounted for $0 (0%), $946,000 (5%) and $1.0 million (5%), respectively, of the Company’s revenues.

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

     The Company has accounted for activities under a contract with Affiliated Computer Services (“ACS”) for the State of Georgia Department of Community Health under the completed contract method. In September 2003, the Company was notified by ACS that the portion of the prime contract that the Company was working on had been cancelled. Accordingly, the prime contractor requested that the Company stop work on this contract. Based on these events, management determined that its work under the contract was complete. Previously deferred revenues and costs totaling $612,000, and $567,000, respectively, were recognized during the third quarter of 2003. During the fourth quarter of 2003, the Company reached a termination agreement with ACS and received an additional $282,000 for all work performed through the date of termination. This receipt was recorded as revenue in that period along with $137,000 of costs paid to a subcontractor. The termination agreement with ACS included a mutual release of liability.

Note 3 – Property, Equipment and Software

     Property, equipment and software, at cost, consist of the following:

		(Table in thousands)
	Useful Lives	December 31,
	(Years)	2004	2003
Computer equipment	3	$4,437	$7,314
Office furniture and equipment	7	1,027	1,319
Leasehold improvements	3-5	434	537
Computer software	1-3	1,729	2,020

		7,627	11,190
Less accumulated depreciation and amortization		(6,661)	(9,952)

		$966	$1,238

     Property, equipment, and software depreciation and amortization expense totaled $562,000, $1.1 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002 respectively. During

2002, the Company recorded an impairment charge related to the disposal of printing equipment in the amount of $123,000. The impairment charge was caused by the Company’s outsourcing of its print and distribution operations.

Note 4 – Goodwill

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. During 2002, Healthaxis completed a transitional goodwill impairment test in accordance with the new goodwill accounting standard. This test resulted in a $6.7 million impairment charge, which is shown as a cumulative effect of an accounting change in the accompanying consolidated statements of operations.

     In the fourth quarter of 2002, the Company recognized an additional impairment loss of $5.9 million, which is included in restructuring and impairment charges in the accompanying consolidated statement of operations. The Company determined the fair value of its reporting unit using a discounted future cash flows approach. The loss results from revised estimates of future cash flows and the implementation of new guidance related to accounting for the effects of deferred tax assets on the fair value of a reporting unit.

     SFAS No. 142 also requires the establishment of an annual impairment date for purposes of evaluating goodwill and other indefinite lived assets on an ongoing basis. Healthaxis selected October 1 as the annual impairment testing date. During the 2004 test, the Company evaluated its goodwill on the basis of a single reporting unit, consistent with segment disclosure requirements and the guidance of SFAS No. 142.

     The carrying value of goodwill is $11.3 million as of December 31, 2004 and 2003.

Note 5 – Notes Receivable

Notes receivable consist of the following:

	(Table in thousands)
	December 31,
	2004	2003
Note receivable from customer, monthly payments of $8, matures December 2004, bears no interest (discounted at 8.75%), unsecured	$-	$88
Notes receivable from current and former employees	23	36

Total	23	124
Less current portion	-	(124)

Notes receivable, non-current	$23	$-

Note 6 – Accrued Liabilities and Other Liabilities

Accrued liabilities and other liabilities consist of the following:

	(Table in thousands)
	December 31,
	2004	2003
Salaries, benefits and payroll taxes	$590	$389
Dividends and interest	-	223
Taxes	1,362	1,331
Other	139	319

	2,091	2,262
Less other long-term liabilities	(1,417)	(1,467)

Accrued liabilities	$674	$795

Other long-term liabilities at December 31, 2004 and 2003 consist of a contingent tax liability and customer deposits.

Note 7 – Notes Payable

     On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. In conjunction with the purchase, the Company entered into a promissory note in the amount of $3.4 million, which is due over three years and bears interest at 6%. The promissory note will be paid through deductions from the monthly invoices for BPO services provided by the Company to the Mega Life & Health Insurance Company (“Mega”), a UICI subsidiary. The amount of the monthly payment will be equal to the greater of one half of the Mega invoice amount for BPO services or $65,000. A balloon principal payment is due at the maturity of the note on September 30, 2006, if the note has not been paid through the monthly payments.

     Maturities of the note payable for the years subsequent to December 31, 2004 are as follows:

2005	$637
2006	2,041

Total	$2,678

Note 8 – Post Retirement and Post Employment Liabilities and Employee Benefit Plans

     Healthaxis has an obligation to provide certain post retirement benefits, primarily lifetime health, dental and life insurance coverage, to a group of individuals consisting of three former executives and 17 retired employees of a predecessor company, as well as the Company’s former Chairman. Because this obligation exists until the death of the participants, actuarial calculations, which include the use of estimates, are used to determine the carrying value of the liability. These estimates include a life expectancy of 85 years, a discount rate of 6% to calculate the present value of the expected future costs, a 3% annual growth factor for life insurance and a range of 6% - 13% annual growth factor for medical insurance. It is reasonably possible that these estimates could change in the near term. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate results in an approximate $36,000 increase and $36,000 decrease, respectively, on the accumulated post retirement obligation.

Changes in the post retirement and post employment liabilities were as follows:

(Table in thousands)
Balance at January 1, 2003	$966
Interest cost	62
Service cost	58
Benefits paid	(146)

Balance at December 31, 2003	940
Interest cost	54
Service cost	58
Benefits paid	(123)

Balance at December 31, 2004	$929

     At December 31, 2004 and 2003, the unamortized, unrecognized net obligation existing at the date of the initial application of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” was $119,000 and $177,000 respectively. The amortization of this transition liability was $58,000 per year for the years ended December 31, 2004, 2003, and 2002, and is included as a component of service cost.

     Benefits expected to be paid for each of the next five years and in aggregate for the five years thereafter are as follows:

(Table in thousands)
2005	$135
2006	82
2007	83
2008	82
2009	74
2010 - 2014	473

     The Company estimates contributions to be paid under the plan in 2005 will be $135,000, which represents the amount for premiums and other payments under the plan. There are no plan assets related to these post retirement benefit plans.

     The Company sponsors a defined contribution retirement savings plan under section 401(k) of the Internal Revenue Code covering substantially all employees. All contributions are subject to limitations imposed by IRS regulations. The total benefit expense under this plan amounted to $153,000, $32,000, and $304,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 9 – Income Taxes

Significant components of deferred taxes consisted of the following:

	(Table in thousands)
	December 31,
	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$17	$15
Post employment retirement benefits	325	329
Net operating and capital loss carryforwards	52,342	50,787
Accrued expenses and deferred revenues	590	582

Total deferred tax assets	53,274	51,713
Deferred tax liabilities:
Customer base	(29)	(383)
Capitalized software development costs	(475)	(384)
Other, net	(348)	(383)

Total deferred tax liabilities	(852)	(1,150)

Deferred tax asset before valuation allowance	52,422	50,563
Valuation allowance	(52,422)	(50,563)

Net deferred tax asset	$-	$-

     The Company’s net operating loss carryforward amounts of $146.4 million begin to expire in 2018 and fully expire in 2025.

     As a result of the Company’s numerous capital transactions, the utilization of NOL carryforwards is limited. Additionally, the utilization of these NOL’s, if available, to reduce future income taxes is dependent on the generation of sufficient taxable income prior to their expiration. As it is considered more likely than not that the deferred tax assets will not be realized, the Company has established a valuation allowance for all net deferred tax assets.

     The reconciliation of the recorded income tax provision to the benefit expected by applying the appropriate statutory income tax rate (35%) to the loss before income taxes is as follows:

	(Table in thousands)
	Years Ended December 31,
	2004	2003	2002
Amount computed at statutory rate	$(2,085)	$(1,492)	$(2,996)
Change in valuation allowance	2,065	3,383	(890)
Expiration/adjustment of net operating losses	-	(1,690)	4,544
Amortization/impairment of goodwill	-	-	4,561
Gain on extinguishment of debt	-	-	(5,844)
Other permanent differences	20	(201)	625

Total income tax benefit	$-	$-	$-

Note 10 – Stockholders’ Equity

Amendment of Convertible Preferred Stock

     Previously, the Company’s Series A Convertible Preferred Stock (“old”) had a stated value of $22.1 million and was convertible into 1,424,258 shares of Healthaxis common stock at a conversion price of $15.50 per share. The terms of the preferred stock provided that cumulative dividends be paid at the rate of 2%, or approximately $442,000 per year, payable semi-annually. In general, the Company could have paid the dividends either in cash or by issuing shares of common stock, although in some circumstances it was required to pay cash dividends. The terms of the preferred stock provided that in some situations the holders of the preferred stock could have forced Healthaxis to buy back their shares. The Company believed that the occurrence of the situations where it could be required to buy back shares of preferred stock was within its control. The preferred stock also contained, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the preferred stock plus all accrued but unpaid dividends. The holders of the preferred stock did not have general voting rights, although they did have the right to vote separately as a class in connection with some matters. After purchasing the preferred stock held by UICI during 2003, the recorded value as of December 31, 2003 was $5.9 million.

     Healthaxis entered into a Preferred Stock Modification Agreement on May 12, 2004. On June 30, 2004, Healthaxis consummated a transaction modifying the terms of its Series A Convertible preferred stock and providing for the issuance to its preferred shareholders of warrants to purchase shares of the Company’s common stock. Under the terms of the agreements with the preferred shareholders, shares of the preferred stock (“new”) were convertible into an aggregate of 3,850,000 shares of the Company’s common stock. The preferred shareholders also received warrants with a term of five years entitling them to purchase up to 1,000,000 shares of common stock at an exercise price of $5.50 per share (subject to a cashless exercise feature that applies under some circumstances). The shares of common stock into which the shares of preferred stock have been or in the future are convertible and with respect to which the warrants are exercisable, represent approximately 54% of the common stock on a fully diluted basis as of December 31, 2004. Holders of the preferred stock have no liquidation preference, no voting rights except as required by law, the right to receive a nominal dividend of $0.0001 per share semi-annually (aggregating less than $1,000 per year in total) and otherwise on a pro-rata basis to the extent that dividends are paid to holders of common stock, limited anti-dilution rights in the context of stock splits, stock dividends and similar transactions, and no redemption rights.

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

     Under the agreements with the preferred shareholders, Healthaxis agreed that it will not issue any equity securities in a transaction implying a pre-transaction valuation of Healthaxis of less than $14.5 million or at a per share price of less than $2.15 (these restrictions do not apply to the grant of stock options to Healthaxis employees or directors in most circumstances). Further, until June 30, 2005, the preferred shareholders have a right of first refusal to match the terms upon which any third party proposes to purchase from Healthaxis any equity securities having an aggregate purchase price of at least $1.0 million and to match the terms upon which Healthaxis proposes an offering of its common stock.

     Prior to conversion, the new preferred stock will only have the right to vote to the extent it is entitled to do so under applicable law. Under applicable law, the new preferred stock is entitled to vote separately as a class in certain instances, including in the event of a merger or consolidation that would effect some types of changes in the Company’s articles of incorporation. To the extent that applicable law entitles the new preferred stock to vote on a given merger or consolidation transaction prior to June 30, 2005, the preferred shareholders have agreed to vote their shares in favor of such a merger or consolidation if the common shareholders have approved the merger or consolidation and the per share price to be received by the preferred shareholders in the merger or consolidation is at least $3.50 in cash for each share of preferred stock. If the Company pursues a merger or consolidation on or after June 30, 2005, the preferred shareholders have agreed to vote their shares in favor of the merger or consolidation if the common shareholders approve the merger or consolidation and if the per share price to be received by the preferred shareholders in the merger or consolidation for each share of preferred stock is at least equal to what they would have received in the merger or consolidation if they had converted their shares of preferred stock into shares of common stock immediately prior to the merger or consolidation.

     As required under the preferred stock modification agreements, Healthaxis has registered for resale the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants. These agreements do, however, place certain restrictions on the private sale or transferability of the securities held by the preferred shareholders, and restrict the number of shares of common stock that may be sold in the public markets below a price of $3.50 per share. These stock transfer restrictions lapse on June 30, 2005. The Company filed a Form S-3 Registration Statement on September 2, 2004 to register for resale the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants. On October 28, 2004 the Securities and Exchange Commission declared the Registration Statement effective.

     The Company estimated the fair value of the new preferred stock at June 30, 2004 to be $4.8 million. The estimate assumes a willing buyer and a willing seller in an arms-length negotiation and considers factors such as the price per share of the common stock on the date of closing, the trading restrictions imposed on the new preferred stock through June 30, 2005 and the marketability of the new preferred stock based upon the number of shares of common stock into which the preferred stock is convertible (55% on a fully diluted basis as of June 30, 2004). The Company estimated the fair value of the warrants to be $815,000 using the Black-Scholes pricing model, based upon volatility of the common stock since the announcement of the preferred stock modification transactions. The $261,000 difference between the carrying value of the old preferred stock of $5.9 million and the fair value of the new preferred stock and warrants has been recorded as additional paid in capital and, in accordance with EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”, is reflected as carrying amount of preferred stock over fair value of consideration in the statement of operations.

     Additionally, while the old preferred stock had a 2% annual dividend payable semi-annually in January and July, the new preferred stock provides for the payment of a nominal semi-annual dividend (aggregating less than $1,000 per year to all preferred shareholders). In the first quarter of 2004, the Company accrued the $110,000 dividend payable in accordance with the terms of the old preferred stock, but this accrual was reversed in the second quarter of 2004 as a result of the completion of the transaction described above. This amount is also netted out of the net loss applicable to common shareholders on the consolidated statement of operations.

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

Repurchase of Securities Held by UICI and Repricing of Series A Convertible Preferred Stock

     On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48% of the Company’s outstanding common stock; 1,424 shares of Series A Convertible Preferred Stock, or 6% of the outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note (See Note 7). To obtain the required approval of this transaction from the Series A Preferred shareholders, the Company agreed to reduce the conversion price of the remaining preferred shares from $26.25 to $15.50. The repurchase of the preferred shares held by UICI reduced the total liquidation value of the outstanding Series A Preferred stock from $23.5 million to $22.1 million.

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

All references in the accompanying financial statements to the number of common shares and per share amounts for prior periods were previously restated to reflect the reverse stock split.

Note 11 – Stock Options and Warrants

     From 1996 through 1999, Healthaxis maintained several stock option plans that provided for option grants to directors and key employees of Healthaxis and its subsidiaries. In addition, certain Healthaxis option plans provided for grants to non-employee field representatives and agents related to Healthaxis’ discontinued insurance operations. During 2000, no options were granted and all such plans became inactive. The total number of options outstanding under these plans as of December 31, 2004 is 441,352.

     On January 26, 2001, the Healthaxis shareholders approved the 2000 Stock Option Plan (“Healthaxis 2000 Plan”). Under the Healthaxis 2000 Plan, employees, officers and directors of Healthaxis, as well as certain consultants, are eligible to receive Healthaxis options. Nonqualified or incentive stock options may be granted. The plan is administered by the Compensation Committee, which is appointed by the Company’s Board of Directors. The Compensation Committee determines such things as the number of options to be granted to each participant, the exercise price, the vesting schedule and the expiration date. Options awarded under this plan include a mandatory Confidentiality and Non-Interference attachment, whereby the recipient agrees to certain covenants as a prerequisite to receiving the option award. The total number of options outstanding under these plans as of December 31, 2004 is 635,007.

     During the period 1998 through 2001, the Company issued a total of 207,781 warrants in connection with marketing and carrier agreements related to the Company’s now discontinued website operations, and to employees, consultants and agents of the Company. Of that total, 94,071 are outstanding as of December 31, 2004. During 2004, the Company issued 1,020,000 warrants associated with the Company’s new preferred stock (See Note 10), all of which are outstanding as of December 31, 2004.

     The following table summarizes the changes in outstanding Healthaxis stock options and warrants:

	Stock Options		Warrants
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1, 2002	823,974	$23.30	226,911	$51.70
Granted	151,300	7.10	-	-
Exercised	-	-	-	-
Forfeited	(118,969)	21.90	-	-
Expired	-	-	(29,170)	110.30

Outstanding at December 31, 2002	856,305	20.70	197,741	43.10
Granted	186,856	3.40	-	-
Exercised	-	-	-	-
Forfeited	(46,335)	10.25	-	-
Expired	(60,299)	34.03	(37,089)	44.81

Outstanding at December 31, 2003	936,527	16.89	160,652	42.65
Granted	359,700	2.33	1,020,000	5.50
Exercised	(699)	3.43	-	-
Forfeited	(61,011)	8.25	-	-
Expired	(158,158)	22.63	(66,581)	63.86

Outstanding at December 31, 2004	1,076,359	$11.67	1,114,071	$7.26

Options/Warrants exercisable at December 31,	Number of Options	Weighted Avg. Exercise Price of Options	Warrants
2002	709,912	$22.35	195,211
2003	744,280	19.54	160,652
2004	758,828	15.30	1,114,071

Following is a summary of the status of stock options outstanding at December 31, 2004:

Outstanding Options				Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Price Range	Number	Life	Price	Number	Price
$2.11 - $9.90	712,937	7.86	$4.30	399,651	$5.41
$10.00 - $13.30	152,220	3.85	12.91	148,425	12.98
$21.00 - $28.75	61,768	4.55	25.61	61,318	25.65
$30.00 - $43.30	132,434	1.64	33.86	132,434	33.86
$75.00 - $87.50	17,000	1.85	86.03	17,000	86.03

	1,076,359			758,828

     Total stock based compensation for the years ended December 31, 2004, 2003, and 2002 totaled $33,000, $34,000, and $307,000, respectively.

Note 12 – Related Party and Certain Transactions

UICI

     Historically, Healthaxis conducted a significant amount of business with a major shareholder, UICI. Prior to September 30, 2003, UICI owned a significant portion of the Company’s outstanding common stock, and also owned preferred stock and warrants. The repurchase of all such securities from UICI is described below. As of December 31, 2003, UICI owned no Healthaxis securities and is no longer a related party.

     Healthaxis previously provided services to a number of UICI subsidiaries and affiliates pursuant to various written agreements. These services included the use of certain of its proprietary workflow and business applications, as well as systems integration and technology management. The most significant of these agreements was the Services Agreement. Healthaxis has previously reported the revenues and expenses associated with the Services Agreement as those from the UICI Outsourcing segment. In June 2002, the Company and UICI terminated the Services Agreement as further described below. Notwithstanding, Healthaxis continues to provide products and services to UICI aside from the terminated Services Agreement.

     For the years ended December 31, 2004, 2003, and 2002, UICI and its subsidiaries and affiliates accounted for $1.6 million (10%), $1.8 million (9%) and $2.1 million (11%), respectively, of the Company’s revenues from continuing operations. The 2003 amount includes $1.4 million of revenue prior to September 30, at which time UICI sold its holdings in Healthaxis and is no longer considered an affiliate. In addition, UICI revenue from discontinued operations totaled $8.2 million for the year ended December 31, 2002, as further described below. As of December 31, 2004 and 2003, Healthaxis had accounts receivable due from UICI and its subsidiaries and affiliates totaling $111,000 and $121,000, respectively. These amounts represented 5% and 4% of the Company’s total accounts receivable at December 31, 2004 and 2003, respectively.

Repurchase of Securities Held by UICI and Repricing of Series A Convertible Preferred Stock

      On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48% of the Company’s outstanding common stock; 1,424 shares of Series A Convertible Preferred Stock, or 6% of the outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note (See Note 7).

Termination of UICI Technology Services Agreement

     On June 11, 2002, the Company initiated and entered into an agreement with UICI terminating the amended Information Technology Services Agreement (the “Services Agreement”) between the two parties. The Services Agreement was originally entered into on January 3, 2000 in conjunction with the merger of Healthaxis.com, Inc and Insurdata Incorporated. Under the terms of the termination agreement, UICI made a one-time cash payment to Healthaxis in the amount of $6.5 million and tendered 50,000 shares of Healthaxis common stock back to the Company. In return, approximately 165 Healthaxis employees that were previously dedicated to providing services to UICI under the Services Agreement were transferred to and became employees of UICI on June 15, 2002. Due to the related party nature of the transaction, the Company has recorded the net proceeds, totaling $6.4 million, as a contribution of capital from a significant shareholder. A loss on disposal of discontinued operations in the amount of $3.6 million was recorded as a result of the termination. The loss consisted of impairment charges for goodwill and customer base totaling $484,000 and $3.1 million, respectively. The impairment charges result from a write off of the entire amount of goodwill and customer base allocable to the Services Agreement.

     The Company has previously reported the revenues and expenses associated with the Services Agreement as those from the UICI Outsourcing segment. As a result of the termination of the Services Agreement, the Company’s financial statements have been prepared with the results of these operations presented as discontinued operations. All historical financial statements presented have been restated to conform to this presentation.

The operating results of the discontinued business for the year ended December 31, 2002 are as follows:

(Table in thousands)
Revenues	$8,212
Costs of revenues	6,814
Amortization of intangibles	548

Total expenses	7,362

Net income	$850

     In conjunction with the termination of the Services Agreement in 2002, the Company paid $100,000 to a consulting firm affiliated with one of the Company’s directors. The Company paid additional professional services fees during the year ended December 31, 2002, in the amount of $366,000 to the same consulting firm.

     Netlojix Communications, Inc., a telephone company in which Ronald L. Jensen, Chairman of UICI and a former director of one of the Company’s subsidiaries, and parties affiliated with Mr. Jensen own a controlling interest, provides telephone and data line services to the Company pursuant to written agreements which expire in September 2005 and December 2006. For the years ended December 31, 2004, 2003 and 2002, Healthaxis paid Netlojix Communications, Inc. approximately $118,000, $158,000, and $279,000, respectively, for services under this agreement.

Alvin H. Clemens Severance Agreement

     On August 15, 2000, Alvin H. Clemens and Healthaxis entered into an agreement terminating Mr. Clemens’ employment contract. The termination agreement became effective upon consummation of the HAXS Merger in January 2001. Under the terms of the termination agreement, Mr. Clemens was to receive aggregate payments totaling $2.1 million paid in quarterly installments over five years beginning in the first quarter of 2001. The Company, at its option, could make the quarterly payments in shares of Healthaxis common stock not to exceed a total of 50,000 shares. Mr. Clemens, at his option, could request that the Company pay one-third of the value of each payment in cash in lieu of stock to cover income tax liabilities.

     On February 27, 2002, the Board of Directors approved an agreement pursuant to which Mr. Clemens agreed to accept 35,833 shares of the Company’s common stock in full payment and satisfaction of the remainder of the severance obligation. The Company recorded a gain in the first quarter of 2002 totaling $1.3 million related to the settlement of this liability, which was based upon the difference between the carrying amount of the liability and the fair value of the common stock issued to Mr. Clemens.

Transactions with Digital Insurance

     In connection with the sale of the retail website operations to Digital Insurance, Healthaxis and Digital Insurance entered into various agreements including an asset purchase agreement, a software license agreement and a consulting agreement. Revenue recognized during the years ended December 31, 2004, 2003 and 2002 under these agreements, as subsequently amended, totaled $30,000, $133,000 and $585,000, respectively.

     The asset purchase agreement conveyed an equity interest in Digital Insurance by Healthaxis. During 2002, management concluded that an other-than-temporary decline in the fair value of the investment had occurred and recorded a $227,000 impairment charge equal to the remaining carrying value of the investment. As of December 31, 2004 and 2003, the carrying value of the investment was zero.

Note 13 – Commitments and Contingencies

Legal Proceedings

     The Company is involved in normal litigation, including that arising in the ordinary course of business. Management is of the opinion that no pending litigation will have a material adverse effect on the results of operations or financial position of the Company.

Operating Lease Obligations

     The Company leases office space and various pieces of equipment under operating leases expiring in various years through 2007. Rental expense for the years ended December 31, 2004, 2003, and 2002 was $1.2 million, $1.2 million and $1.4 million, respectively. Future minimum rent payments under capital and operating leases through lease termination for each of the next five years and in aggregate are as follows:

(Table in thousands)
2005	$991
2006	49
2007	49

$1,089

Note 14 – Restructuring and Impairment Charges

     In November 2002, Healthaxis began a cost reduction and business effectiveness initiative designed to more closely align expenses with revenues and to enhance the Company’s operating performance. The cost reduction initiative consisted of both a reduction in the Company’s labor force as well as an across-the-board reduction in salary levels. The reduction in labor force was effective in mid-November. The Company recorded severance expenses related to the terminated employees totaling $358,000, which is included in restructuring and impairment charges. The reduction in salary levels was effective January 1, 2003. In addition, the Company recorded an impairment charge to goodwill of $5.9 million in 2002 (See Note 4).

Note 15 – Gain on Extinguishment of Debt

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

Note 16 – Subsequent Event

     The Company entered into a Stock and Warrant Purchase Agreement on February23, 2005 (the “Purchase Agreement”) with Tak Investments, Inc., a Delaware corporation owned by Mr. Sharad Tak (the “Investor”). The issuance of up to 8,333,333 or more shares of the Company’s common stock to the Investor and of the related financing transactions and agreements contemplated by the Purchase Agreements are subject to the approval of the Company’s common shareholders. Under the terms and conditions set forth in the Purchase Agreement, at the closing of the transactions contemplated thereby (the “Closing”) the Company has agreed to issue to the Investor 2,222,222 shares of common stock at a per share purchase price of $2.25 for an aggregate initial investment of $5.0 million. The Investor will also receive at the Closing three warrants (the “Warrants”). The first Warrant, which provides for an exercise price of $2.25 per share of common stock and a term of two years, would permit the Company to call the exercise of up to 3,333,333 shares of common stock (for an aggregate of up to $7.5 million) under certain conditions, but would only permit the Investor to exercise the Warrant for up to 2,222,222 shares of common stock (for an aggregate of $5.0 million). The Company’s ability to call the exercise of the first Warrant is subject to the satisfaction of certain conditions, including unanimous approval of such action by the Company’s Board of Directors (which would require the approval of the Investor’s designees to the Board, as referenced below). The Investor also will receive two additional warrants representing the right to purchase additional common stock at prices of $2.70 and $3.15 per share. The number of shares of common stock subject to these Warrants is dependent upon the amount ultimately invested under the first Warrant. The additional cash investment in the Company under these two warrants could reach $8.1 million.

     In connection with the Closing, the Company and the Investor will enter into a number of related agreements. Under the terms of an Investor Rights Agreement, the securities purchased by the Investor will be subject to limited transfer restrictions, and the Investor will have the right to approve certain fundamental corporate activities, the right to participate in other Healthaxis equity financings and, depending upon the size of the Company’s Board of Directors and the Investor’s continuing ownership position in the Company, the right to designate one to three nominees for election to the Company’s Board of Directors. It is expected that following the Closing, the Company’s Board of Directors will be expanded from seven members to nine members and the Investor therefore will have the right to designate two new members to the Company’s Board of Directors. The parties will also enter into a Registration Rights Agreement under which the Company agrees to file a registration statement covering the resale of the shares of common stock purchased under the Purchase Agreement or through exercise of the Warrants.

     As a condition to the Closing, the Company will also enter into a five year Remote Resourcing Agreement (the “Resourcing Agreement”) with Healthcare BPO Partners L.P., a company affiliated with the Investor and owned by Mr. Tak. Healthcare BPO Partners will provide India-based personnel and infrastructure that will be utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. The Indian operations, which will be dedicated for the Company’s exclusive use, will be managed by the Company and based in Jaipur, India. These new Indian operations will supplement the Company’s existing operations in Utah, Texas and Jamaica.

     The transactions with Tak Investments might not close if, for example, the Company’s common shareholders do not approve the transactions or if the conditions in the Stock and Warrant Purchase Agreement with Tak Investments are not satisfied.

Note 17 – Quarterly Results of Operations (unaudited)

The following is a tabulation of the Company’s quarterly results of operations for the years ended December 31, 2004 and 2003:

	(Table in thousands, except per share amounts)
	2004
	Q1	Q2	Q3	Q4	Total
Revenue	$4,249	$3,894	$3,942	$4,077	$16,162
Operating expenses	5,890	5,723	5,220	5,068	21,901

Operating loss	(1,641)	(1,829)	(1,278)	(991)	(5,739)
Interest expense and other income, net	(37)	(48)	(50)	(84)	(219)

Net loss	$(1,678)	$(1,877)	$(1,328)	$(1,075)	$(5,958)

Net loss per share of common stock (basic and diluted)	$(0.65)	$(0.54)	$(0.48)	$(0.34)	$(1.99)

	2003
	Q1	Q2	Q3	Q4	Total
Revenue	$5,231	$5,483	$5,352	$4,785	$20,851
Operating expenses	6,615	6,419	6,149	5,962	25,145

Operating loss	(1,384)	(936)	(797)	(1,177)	(4,294)
Interest expense and other income, net	11	3	3	13	30

Net loss	$(1,373)	$(933)	$(794)	$(1,164)	$(4,264)

Net loss per share of common stock (basic and diluted)	$(0.28)	$(0.20)	$(0.22)	$(0.46)	$(1.05)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On September 20, 2004, the Audit Committee of Healthaxis voted to dismiss Ernst & Young LLP as the Company’s independent public accountants, effective immediately. During the previous two calendar years ended December 31, 2003 and December 31, 2002 and the interim periods of calendar year 2004 through the date of dismissal, the Company had no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter thereof in the report on the financial statements of the Company for such annual periods. There were no other reportable events (as defined in paragraphs (A) through (D) of Regulation S-K Item 304 (a)(1)(v)) during the calendar years ended December 31, 2003 and 2002 and from January 1, 2004 through the aforementioned dismissal date.

     On September 20, 2004, the Audit Committee of Healthaxis Inc. approved the engagement of McGladrey & Pullen, LLP as the independent registered accountants, replacing Ernst & Young LLP. Through the date of this report, there have been no disagreements with McGladrey & Pullen, LLP on matters of accounting or financial disclosure.

Item 9A. Controls and Procedures

     As of December31, 2004, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by it under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

     There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information, as of March 11, 2005, regarding the Company’s Board of Directors.

Name	Age	Position Held In the Company	Served as Director Since
Michael Ashker	52	Director	1998
James J. Byrne	69	Director	2003
John W. Coyle	52	Director	2003
Thomas L. Cunningham	61	Director	2003
Adam J. Gutstein	42	Director	2001
Kevin F. Hickey	53	Director	2001
James W. McLane	66	Chairman & Chief Executive Officer	2001

     The biographical information for each director of the Company is set forth below.

     Michael Ashker has served as a director of the Company and Healthaxis.com, Inc. since 1998. Mr. Ashker served as Chairman of the Company and was Founder, President and CEO of Healthaxis.com, Inc., a subsidiary of the Company, from February 2001 through June 2001, and as President and Chief Executive Officer of Healthaxis.com, Inc. from 1998 to February 2001, and as President and Chief Executive Officer of the Company from August 1999 to February 2001. Mr. Ashker is currently managing director of Agility Partners, LLC, an investment consulting firm. From December 2002 to November 2004, Mr. Ashker was founder andCEO of Imerica Financial Corporation, a life and health insurance company.From 1998 to December 2001, Mr. Ashker co-founded and served on the Board of Courtlink, an electronic file company for the legal system that was sold to Lexis Nexis in 2001.Mr. Ashker was the Founder and Managing Directorof Lynx Capital Group, LLC, and Managing Member of Lynx Venture Partners I & IIfrom 1995 to 1998.

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

     John W. Coyle has served as a director of the Company since 2003. Mr. Coyle was Senior Vice President CIGNA HealthCare and President of Connecticut General Life Insurance Company, a subsidiary of Cigna, a leading health insurance company, from 2003 until 2005. Mr. Coyle was the President and Chief Operating Officer of Trigon Blue Cross Blue Shield, a Richmond Virginia based health insurer from 2001 until its sale in 2003. Mr. Coyle also has served in various executive capacities at Aetna, Inc., from 1990 until 2000 including Senior Vice President, Head of Business Operations, Senior Vice President, Head of International Health Business and Regional Vice President.

     Thomas L. Cunningham has served as a director of the Company since 2003, and is designated by the Board as the “financial expert” under the Sarbanes-Oxley Act of 2002. Mr. Cunningham served over 28 years at Ernst & Young LLP (and predecessor “Ernst” firms), withdrawing as an audit partner in September 1991. He worked as an equity research analyst specializing in special situations and health care stocks with William K. Woodruff Incorporated and Rauscher Pierce Refsnes, Inc. from 1993 through 1996. Since January 1997 and for earlier interim periods, he has been self-employed as a Certified Public Accountant and business consultant. As part of his CPA practice, he is currently licensed as a financial advisor under NASD Series 24 and 7 by H. D. Vest Financial Services. From December 1991 through October 2003, he served on the Board of Directors of Bluebonnet Savings Bank FSB. Bluebonnet was voluntarily liquidated as a profitable savings bank in October 2003. Since May 2003, Mr. Cunningham has served as a director and, since January 2004, as an audit committee member and financial expert, of Encore Wire Corporation (Nasdaq: WIRE).

     Adam J. Gutstein has served as a director of the Company since 2001. He has served as a Director of DiamondCluster International, Inc., a global business and technology strategy and implementation firm, since August of 1999. Mr. Gutstein currently is the President of DiamondCluster International, Inc., Managing Director of European, Middle East and Latin American operations and a member of the firm’s Office of the Chairman. Mr. Gutstein has also served as Global Managing Director and as President of North America of DiamondCluster International, Inc. From 1994 through 2000, Mr. Gutstein served in a variety of management positions with Diamond Technology Partners, a consulting and predecessor firm to DiamondCluster International, Inc.

     Kevin F. Hickey has served as a director of the Company since 2001. He is currently an independent consultant to health insurance and technology companies. He served as the Chairman and Chief Executive Officer of IntelliClaim, a privately held application service provider that provides insurance payors with capabilities for enhancing claim processing efficiency and productivity, from 1999 until 2005. From 1997 until 1998, Mr. Hickey was Executive Vice President of Operations and Technology for Oxford Health Plans. Mr. Hickey has also served as a director of the American Association of Preferred Provider Organizations from 1999 until 2002; a director of First Health/HealtheSolutions, a privately held company, since 1982; a director of Benefit Management Group, a privately held company, since 1997; a director of Wellcare, Inc., a publicly traded Medicaid managed care organization, since 2002; and a director of HealthMarket, Inc., a consumer directed health plan, from 2002 until 2004.

     James W. McLane has served as a director of the Company since 2001. He has also served as Chief Executive Officer since February 2001, Chairman since July 2001, President from February 2001 through February 2004, and as a director of Healthaxis.com, Inc. since August 2000. He serves as a director of Beverly Enterprises, Inc., an elder care services provider. Mr. McLane served as President, Chief Operating Officer and Director of NovaCare, Inc., a provider of physical therapy and orthotics and prosthetics devices and services, from 1997 to 2000; Executive Vice President of Aetna Life & Casualty and Chief Executive Officer of Aetna Health Plans from 1991 to 1996. Prior to that time, he served as Senior Vice President and Division Executive of Citibank’s Corporate Finance Division; Europe/Middle East & Africa Division of the Capital Markets Group, and Citicorp’s Global Insurance Division and Capital Investments Division, and he also served as Chairman of Ambac, Inc. and CapMac, Inc., companies which provided financial guarantees on municipal bonds and asset backed securities.

Audit Committee Matters

     The Audit Committee is responsible for the appointment of the Company’s auditors, compensation and oversight matters regarding the auditors, reviewing the scope and results of audits, reviewing management’s overview of the risks, policies, procedures and controls surrounding the integrity of financial reporting, reviewing any relationship that may affect the independence of outside auditors, reviewing any internal control or accounting issues of the Company and reviewing the adequacy of the Company’s accounting, financial and operating systems. The current members of the Audit Committee are Messrs. Cunningham (chairman), Coyle and Byrne. The Board of Directors has determined that Mr. Cunningham is qualified as an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission. The Audit Committee held eight meetings in 2004. The Audit Committee is established in accordance with Section3(a)(58)(A) of the Securities Exchange Act. All members of the Audit Committee are independent as defined by the applicable rules of The Nasdaq Stock Market and the regulations of the Securities Exchange Commission.

Executive Officers and Key Employees

     Biographical information regarding the Company’s executive officers is as follows:

     James W. McLane. See biographical information set forth above.

     John M. Carradine, age 46, has been President and Chief Operating Officer of the Company since February 2004, and served as Treasurer and Chief Financial Officer of the Company from March 2001 to November 2004, and has served as President of Healthaxis Imaging Services, LLC, since April 1, 2002. From 1998 to 2001, Mr. Carradine served as Chief Financial Officer and a director of Micrografx, Inc., a publicly traded software development and services company with operations in the United States, Europe, Japan, and Australia, where he was responsible for worldwide financial and administrative functions including all finance and accounting, technology operations, planning and investor relations. From 1990 to 1998, Mr. Carradine served as Vice President of Finance and Chief Financial Officer of Intellicall, Inc., an American Stock Exchange listed manufacturer and provider of telecommunications products and services both in the United States and overseas. Mr. Carradine began his career with Arthur Young and Company as an Auditor from 1980 to 1983, and subsequently served from 1983 to 1990 as Treasurer for Computer Language Research, Inc., a provider of software and data processing services.

     R. Kent McRee, age 50, has been the Company’s Senior Vice President of Sales and Marketing since February 2005. From May 2004 to February 2005, Mr. McRee was a Vice President of Sales for the Company. From April 2002 until May 2004, Mr.McRee was Senior Vice President/Business Development for A&G Healthcare Services, a medical cost containment and electronic healthcare transactions company, which is privately held. From December 1998 until April 2002, Mr.McRee was Vice President/Business Development for GTESS Corporation, a privately held document conversion to EDI and electronic healthcare transaction company. From February 1996 until October 1998, Mr.McRee was President/CEO and Founder of the Virtual Services Organization, a sales, marketing and business development company for healthcare technology based organizations. Mr.McRee was previously with VSO, a subsidiary of UICI, that provided sales, marketing and business development strategies for healthcare organizations acquired by UICI. Prior to joining Healthaxis, Mr. McRee had over 20 years of experience in healthcare related sales and marketing programs including technology applications for providers, BPO sales and marketing for payors including claims repricing and cost containment solutions.

     J. Brent Webb, age 43, has been Senior Vice President, Secretary and General Counsel since May 2002. Mr. Webb has been a Vice President of the Company since May 2001, and previously served as Assistant Secretary. Mr. Webb joined the Company in January 1999 as Corporate Counsel. Prior to joining the Company, Mr. Webb spent 11 years in private legal practice in the Dallas, Texas area.

     Jimmy D. Taylor, age 49, became the Company’s Chief Financial Officer in November 2004. Mr. Taylor served as Vice President of Finance from December 2003 until November 2004, and from July 1987 until July 2002. From July 2002 until December 2003, Mr. Taylor served as Vice President of Resource Management for the technology and operations division of the Company. Mr. Taylor joined the Company in 1986 as corporate controller. From 1982 through 1986, Mr. Taylor was corporate controller for Screg U.S. Corporation, a French based construction company. He was a senior auditor for Arthur Young and Company from 1978 through 1981.

     Biographical information regarding other key employees is as follows:

     Roxanne Seale, age 48, has been Vice President of Application Solutions of Healthaxis since May 2002. Ms. Seale joined the Company in 1988, and has held various technical and management positions since that time.

     William H. Malone, age 52, has been the Vice President of Imaging Services since September 1998. Mr. Malone joined Imaging Services in October 1996 and served as the Regional Manager for the Utah Operations. Prior to joining Imaging Services, Mr. Malone served with New Horizons as an Account Manager for a computer learning center. Mr. Malone retired from the United States Marine Corps in 1993. During his time in the Military, he served as a Financial Management Officer and Supply Officer.

     Steven V. Wilson, age 44, has been Vice President of Product Management since January 2005. Mr. Wilson previously served as Vice President of Sales from May 2002 until January 2005. From 1992 to 2002, Mr. Wilson was with National Claims Administrative Services (NCAS), a third party administrator in Fairfax, Virginia, serving as the Vice President of Operations from 1994 - 2002. Prior to NCAS, Mr. Wilson spent 8 years in various positions with BlueCross BlueShield of the National Capital Area.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)") requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such equity securities. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with; provided, that it has come to the Company's attention that a shareholder who may be deemed to beneficially own more than 10% of the Company's common stock may have failed to file certain reports under Section 16(a). The Company understands that such shareholder is currently examining its ownership position and will file such reports under Section 16(a) as it determines are appropriate.

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

Item 11. Executive Compensation

     The following table sets forth information regarding compensation paid by the Company and its subsidiaries to the Chief Executive Officer and each Named Executive Officer during the years ending December31, 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)		Awards of Securities Underlying Options (#)	All Other Compensation(1) ($)
James W. McLane,	2004	251,150	(2)	—	40,869	(3)	100,000	7,250
Chairman and Chief Executive	2003	251,150	(2)	—	39,107	(3)	14,016	5,650
Officer	2002	326,800	(2)	—	51,299	(3)	75,000	4,500
John M. Carradine,	2004	215,000		15,000	—		40,000	6,150
President,	2003	183,600		—	—		6,075	4,115
Chief Operating Officer	2002	208,000		35,000	—		5,000	4,000
Charles S. Ramsburg,	2004	200,600	(5)	100,000	6,758	(6)	40,000	4,874
Former Executive Vice President	2003	—		—	—		—	—
and Chief Revenue Officer (4)	2002	—		—	—		—	—
J. Brent Webb,	2004	150,000		12,500	—		40,000	4,402
Senior Vice President, Secretary	2003	130,500		225	—		9,433	4,082
& General Counsel	2002	133,860		25,000	—		2,000	4,000
Jimmy D. Taylor,	2004	135,900	(7)	—	—		20,000	4,707
Chief Financial Officer	2003	132,051		19,010	—		6,900	4,080
	2002	148,822		—	4,550	(8)	—	4,000

(1)	Represents the amount contributed to the 401K savings plan by the Company on behalf of the named executive.

(2)	Includes $900 for 2004, $900 for 2003 and $1,800 for 2002 in benefit waiver payments under the Company’s standard benefit policies.

(3)	Represents travel and living expenses paid by the Company on behalf of Mr. McLane who lives in Pennsylvania, and a tax gross-up payment to cover individual income tax associated with the Company’s payment of these expenses.

(4)	Mr. Ramsburg was the Company’s Executive Vice President and Chief Revenue Officer from March 2004 through January 2005. As of February 1, 2005, Mr. Ramsburg is no longer employed by the Company.

(5)	Includes $600 in benefit waiver payments under the Company’s standard benefit policies.

(6)	Represents commission payments made during 2004 under the Company’s sales compensation plan.

(7)	Includes $900 in benefit waiver payments under the Company’s standard benefit policies.

(8)	Represents payment of accrued and unused vacation from prior years.

Stock Options Granted

     The following table sets forth information regarding options granted to each Named Executive Officer during 2004 and the values of such options held by such individuals at fiscal year end.

Option/SAR Grants in Last Fiscal Year

						Potential Realizable Value
	Number of		% of Total			At Assumed Annual Rates
	Securities		Options			Of Stock Appreciation for
	Underlying		Granted to	Exercise		Option Term (1)
	Options		Employees in	Price	Expiration
Name	Granted		Fiscal Year	$/Share	Date	5%	10%

James W. McLane Chairman and Chief Executive Officer	100,000	(2)	28%	$2.32	6/30/2014	$145,904	$369,748
John M. Carradine President, Chief Operating Officer	40,000	(2)	11%	$2.32	6/30/2014	$58,361	$147,899
Charles S. Ramsburg Former Executive Vice President and Chief Revenue Officer	40,000	(2)	11%	$2.32	(3)	__	__
J. Brent Webb Sr. Vice President, Secretary and General Counsel	40,000	(2)	11%	$2.32	6/30/2014	$58,361	$147,899
Jimmy D. Taylor Chief Financial Officer	20,000	(2)	6%	$2.32	6/30/2014	$29,181	$73,950

(1)	The amounts under these columns reflect calculations at assumed 5% and 10% appreciation rates and, therefore, are not intended to forecast future appreciation, if any, of the respective underlying common stock. The potential realizable value to the optionees was computed as the difference between the appreciated value, at the expiration dates of the stock options, of the applicable underlying common stock obtainable upon exercise of such stock options over the aggregate exercise price of such stock options.

(2)	These options were granted under the Company’s 2000 Stock Option Plan. 25% of each grant vested immediately, and an additional 25% have vested or will vest on January 31, 2005, 2006 and 2007.

(3)	20,000 of Mr. Ramsburg’s options were forfeited as of January 31, 2005. All of Mr. Ramsburg’s remaining vested options will expire on April 30, 2005.

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year End Option/SAR Values

     The following table sets forth information regarding options exercised by each of the Named Executive Officers during fiscal 2004, as well as the year end values of shares underlying options:

			Number of Securities Underlying Unexercised Options/ SARS at Fiscal Year End (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($)
	Shares Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

James W. McLane	—	—	205,378	57,008	—	—
John M. Carradine	—	—	35,087	35,988	—	—
Charles S. Ramsburg	—	—	10,000	30,000	—	—
J. Brent Webb	—	—	21,534	35,967	—	—
Jimmy D. Taylor	—	—	9,050	18,451	—	—

Compensation Committee Interlocks and Insider Participation

     During 2004, the Compensation Committee consisted of Messrs. Hickey, Byrne and Gutstein. None of these individuals has at any time served as an officer or employee of the Company. No member of the Compensation Committee has any interlocking relationship with any other company that requires disclosure under this heading. No executive officer of the Company served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Director Compensation

     During 2004, the Board renewed the Director Compensation Plan with adjustments to both the equity and cash compensation components of the plan. Under the plan for 2004, each director who served throughout the full year and who was not a current employee received a total of 8,000 options for service in 2004. An additional 2,000 options were granted to each committee chair for service in such capacity in 2004. All such options were granted pursuant to the 2000 Stock Option Plan. All options granted under this plan were priced in accordance with the terms of the 2000 Stock Option Plan, and vested 25% upon the date of each scheduled regular quarterly Board of Directors meeting during 2004. In addition to the above, during 2004 all non-employee directors received $1,000 cash consideration for each meeting attended in person, and $250 per hour for attendance at telephonic meetings, with a maximum of $1,000 per telephonic meeting. Committee chairs received an additional $1,500 for committee meetings held in person, or $750 for committee meetings held by phone.

Change in Control Employment Agreements

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

     The Company is a party to Change in Control Employment Agreements with Messrs. McLane, Carradine and Webb. The agreements were effective as of January 1, 2002, and amended as of January 1, 2003. In February 2004 the Company entered into Change in Control Employment Agreements with

Messrs. Ramsburg and Taylor. The agreement with Mr. Ramsburg terminated and became of no further force or effect following his resignation effective January 31, 2005. Under the four agreements that remain effective, as amended if applicable, the Company will provide the covered individuals with termination benefits if their employment is terminated by the Company without “cause” or by the individual for “good reason,” as those terms are defined in the agreement, within six months prior to a change in control or three years after a change in control. The termination benefits under these agreements are as follows:

•	A lump sum payment equal to the executive’s salary through the termination date not yet paid and a pro-rated bonus based on the number of days of the current fiscal year as of the termination date;

•	A lump sum payment equal to two years’ salary and his average bonus for the preceding three years in the case of Mr. McLane; a lump sum payment equal to eighteen months’ salary and the average bonus for the preceding three years in the case of Mr. Carradine; a lump sum payment equal to one year’s salary and the average bonus for the preceding three years in the case of Mr. Webb; and a lump sum payment equal to six month’s salary and one-half the average bonus for the preceding three years in the case of Mr. Taylor. The annual salary for purposes of determining these payments for Mr. Mclane, Mr. Carradine and Mr. Webb will not be less than the annual salary in effect for each individual as of December 31, 2002;

•	Immediate acceleration of any vesting periods for any options to purchase the Company’s common stock and an extension of the period during which such options may be exercised from 90 days following termination of employment to thirty-six months following termination of employment and immediate acceleration of any vesting periods for any commissions under the incentive-sales compensation plan;

•	Continuation of health and insurance benefits for 12 months following termination of employment; and

•	Outplacement services for 12 months following termination of employment.

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

     Under the agreements, the covered individual may not become an employee of, independent contractor of, consultant to, or perform any services for competitors of the Company for a specified period following the termination of his or her employment by the Company. The specified period is two years in the case of Mr. McLane, 18 months in the case of Mr. Carradine, and one year in the case of Messrs. Webb and Taylor. The agreements also contain confidentiality obligations that survive indefinitely, and non-solicitation obligations that continue for two years following termination of employment.

     The agreements contain a tax gross-up provision relating to any excise tax that the covered individual incurs by reason of the receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

     At the closing of the transaction with Tak Investments, Messrs. McLane, Carradine, Webb and Taylor will each execute an amendment to his Change in Control Employment Agreement, acknowledging that the transaction constitutes a “change in control,” as defined in the employment agreement, and that the Company and each of the executives, other than Mr. McLane, will be bound to a three-year employment term.

     Pursuant to the amendment to Mr. McLane’s employment agreement, as recommended by Mr. McLane to the Board of Directors, the Company and Mr. McLane will agree that Mr. McLane’s duties as Chief Executive Officer shall gradually decrease, that he can conduct his business principally from Philadelphia, and that upon a date no later than December 31, 2006, Mr. McLane shall cease to serve as Chairman, unless a modification is mutually agreed upon by Mr. McLane and the Board of Directors of the Company. As also recommended by Mr. McLane to the Board of Directors, Mr. McLane’s cash compensation will be decreased to reflect the diminution of his duties. These changes in Mr. McLane’s duties are being made at Mr. McLane’s initiative. The severance payment to which Mr. McLane would be entitled will also be slightly reduced. In addition, all four executives will waive their entitlement to terminate employment with the Company for any reason during the 30-day period immediately following the first anniversary of the Closing. Mr. Taylor’s employment agreement amendment also includes an increase in the severance payment to which he would be entitled.

     In consideration of the concessions made by the executives in the employment agreement amendments, each amendment provides for a cash payment of $10,000 to be made to the executive at Closing, the vesting of all of the options to purchase the Company’s Common Stock then held by the executive, and an additional option grant to Mr. McLane of options covering 75,000 shares of Common Stock, to Mr. Carradine of options covering 60,000 shares of Common Stock, to Mr. Webb of options covering 50,000 shares of Common Stock and to Mr. Taylor of options covering 40,000 shares of Common Stock.

Compensation Committee Report on Executive Compensation

     General Policies. The Company’s compensation programs are intended to enable the Company to attract, motivate, reward, and retain the management talent required to achieve aggressive corporate objectives in a highly competitive industry, and thereby increase shareholder value. It is the Company’s policy to provide incentives to its senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of the Company’s business. To attain these objectives, the Company has developed a senior management compensation program which includes a competitive base salary, an equity based incentive plan, an employee benefit program, as well as the Performance Incentive Program. Base salaries, equity incentives and benefit programs are based on an annual competitive market survey performed by the Company. Base salaries are generally set at the approximate market median, and then incentives are designed to meet a target goal of approximating the 90th percentile of the market in terms of total compensation plan. Discretionary bonuses may also be paid to specific individuals upon completion of special projects or in cases of exceptional performance.

     Performance and Sales Incentive Programs – The Company established a Performance Incentive Program in January 2003 (the “PIP”). The PIP is designed to align management and other employees more closely with Company goals. Under the program cash bonus compensation will not to be paid out unless the Company achieves profitability, and maintains a minimum in cash on the balance sheet. No bonuses have been paid to date under this program. The 2005 parameters for funding any bonus pool are to be established by the Committee. The PIP is administered by an executive committee, which makes its recommendations to the Committee of the Board of Directors if the conditions for the establishment of the bonus pool are achieved.

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

     CEO Compensation – In February 2001, James W. McLane was named Chairman, Chief Executive Officer and President. Pursuant to the terms of an agreement, entered into in December 2000 and effective February 2001, Mr. McLane was to receive an annual salary of $325,000, subject to review and adjustment annually by the Board of Directors of the Company. No adjustment was made to the base salary payable to Mr. McLane for 2002. Effective January 1, 2003, Mr. McLane’s annual salary was reduced by 23% to $250,250 in connection with a cost reduction plan recommended by management and approved by the Board in November 2002. Mr. McLane is also eligible to participate in any bonus or incentive plan adopted by the Company, with a bonus target equal to 50% of annual base salary. Payment of any bonus shall be determined by the Committee based on achievement of certain goals, and may be made only if the Company reaches profitability and other parameters for funding the PIP bonus pool. The agreement also provides for the reimbursement of Mr. McLane for all reasonable and necessary business and travel related expenses incurred by him, and the use of an apartment in Irving, Texas during his service to the Company. Mr. McLane also received from the Company a tax gross up payment during 2004 to cover taxes on certain living and other expenses related to his travel to, and temporary living arrangement in, Irving, Texas. No bonuses were paid to Mr. McLane under any plans in 2003 or 2004. In all cases, Mr. McLane’s compensation is based on the Committee’s evaluation of his contribution to the Company as well as the amount of his compensation relative to Chief Executive Officers of comparable companies.

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

     On January 14, 2003, Mr. McLane was granted an additional 14,016 stock options to purchase the Company’s Common Stock at a price of $3.30 per share on an adjusted basis following the reverse stock split. Of this amount, options to purchase 3,504 shares were immediately exercisable, and options to purchase the remaining 10,512 shares vest at a rate of 3,504 on each of the successive anniversary dates of the grant. These options have a term of ten years and vesting accelerates in the event of a change of control of the Company as defined in the 2000 Stock Option Plan, or if the market price of the Company’s common stock exceeds certain levels which are above the exercise price. These options were granted in accordance with a plan applicable to all employees affected by the January 2003 salary reductions, with the number of options granted to each affected employee being determined pursuant to a formula based upon the amount of the employee’s salary reduction.

     On June 30, 2004, Mr. McLane was granted an additional 100,000 stock options to purchase the Company’s Common Stock at a price of $2.32 per share. Of this amount, options to purchase 25,000 shares were immediately exercisable, and options to purchase the remaining 75,000 shares have vested or will vest at a rate of 25,000 on January 31 of 2005, 2006 and 2007. These options have a term of ten years and vesting accelerates in the event of a change of control of the Company as defined in the 2000 Stock Option Plan.

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

Submitted by the Compensation Committee of the Board of Directors

Kevin F. Hickey, Chairman

James J. Byrne
Adam J. Gutstein

Stock Performance Graph

     The following graph compares the yearly percentage change in cumulative total return (change in the year-end stock price plus reinvested dividends) to the Company’s shareholders against the cumulative total return of the NASDAQ US Market Index and the Dow Jones Technology, Software Index for the five years beginning December 31, 1999.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG HEALTHAXIS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE DOW JONES US SOFTWARE INDEX

* $100 invested on 12/31/99 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

     The closing price of the Company’s common stock on December 31, 2004 was $2.25 per share. Historical stock price performance is not necessarily indicative of future price performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of March 11, 2005, the beneficial ownership of the Company’s Common Stock: (i) by each person known by the Company to be the beneficial owner of five percent or more of the Company’s outstanding Common Stock, (ii) by each director of the Company, (iii) by the Chief Executive Officer and the four other most highly compensated executive officers during fiscal 2004 (the “Named Executive Officers”), and (iv) by the directors and executive officers of the Company as a group. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares.

5% Beneficial Owners (1)	Number of Shares Beneficially Owned(2)		Percent of Class

Alvin H. Clemens 5 Radnor Corporate Center, Suite 555 100 Matsonford Road Radnor, PA 19087	270,341	(3)	7.1%
LB I Group Inc. c/o Lehman Brothers, Inc. 745 Seventh Avenue, 2nd Floor New York, NY 10019	667,999		17.7%

Directors and Executive Officers	Number of Shares Beneficially Owned(2)		Percent of Class

Michael Ashker	192,109	(4)	4.9%
James W. McLane	260,117	(5)	6.5%
Adam J. Gutstein	15,500	(6)	*
Kevin F. Hickey	15,260	(7)	*
Thomas L. Cunningham	11,688	(8)	*
John W. Coyle	9,500	(9)	*
James J. Byrne	9,500	(10)	*
John M. Carradine	49,056	(11)	*
Charles S. Ramsburg	25,000	(12)	*
J. Brent Webb	33,964	(13)	*
Jimmy D. Taylor	15,105	(14)	*
All directors and executive officers as a group (11 Persons)	636,799	(15)	14.7%

* Less than 1%

(1)	The address of each director and executive officer is 5215 N. O’Connor Blvd., Suite 800, Irving, TX 75039.

(2)	Includes options exercisable within 60 days from March 11, 2005.

(3)	Mr. Clemens is a former officer and former director of the Company. Includes 41,449 shares subject to options and warrants exercisable within 60 days. Excludes options to purchase 91,792 shares of the Common Stock owned by the Beaver Creek Limited Partnership in which Mr. Clemens is a partner for which Mr. Clemens expressly disclaims beneficial ownership. The total shares shown in the table are based on the Company’s most recent records.

(4)	Includes options to purchase 187,222 shares of the Common Stock exercisable within 60 days.

(5)	Includes options to purchase 208,882 shares of the Common Stock exercisable within 60 days.

(6)	Includes options to purchase 14,500 shares of the Common Stock exercisable within 60 days.

(7)	Includes options to purchase 15,260 shares of the Common Stock exercisable within 60 days.

(8)	Includes options to purchase 11,688 shares of the Common Stock exercisable within 60 days.

(9)	Includes options to purchase 9,500 shares of the Common Stock exercisable within 60 days.

(10)	Includes options to purchase 9,500 shares of the Common Stock exercisable within 60 days.

(11)	Includes options to purchase 46,606 shares of the Common Stock exercisable within 60 days.

(12)	Effective as of January 31, 2005, Mr. Ramsburg is no longer with the Company. Includes options to purchase 20,000 shares of the Common Stock currently exercisable that will expire on April 30, 2005.

(13)	Includes options to purchase 32,214 shares of the Common Stock exercisable within 60 days.

(14)	Includes options to purchase 15,105 shares of the Common Stock exercisable within 60 days.

(15)	Includes options and warrants to purchase 570,477 shares of common stock exercisable within 60 days.

Equity Compensation Plan Information

     The following table sets forth information regarding all compensation plans under which Company equity securities are authorized for issuance as of December 31, 2004:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in left column

Equity compensation plans approved by security holders(1)	635,007	$3.78	364,294
Equity compensation plans not approved by security holders(2)(3)	241,245	$24.84	0
Total	876,252	$9.58	364,294

(1)	This category consists of the Healthaxis Inc. 2000 Stock Option Plan which was approved by the shareholders.

(2)	This table does not include 270,126 shares of Common Stock that may be issued upon exercise of options outstanding under the Healthaxis.com, Inc. Amended and Restated 1998 Stock Option Plan which was assumed in the Healthaxis.com merger with the Company as approved by the shareholders. The weighted average exercise price of these outstanding options is $21.91.

(3)	This category includes an aggregate of 171,225 shares subject to options outstanding under the Provident American Corporation Stock Option Plan For Directors, the Provident American Corporation 1996 Incentive Stock Option Plan For Life And Health Insurance Agents, the Provident Military Market Stock Option Plan, and the Provident American Corporation Amended And Restated Stock Option Plan For Directors and other historical plans related to the issuance of options to former officers, directors, employees and non-employee field representatives and agents related to the Company’s discontinued insurance operations. The Company no longer makes any option grants under any of these plans. This category also includes a total of 70,020 shares subject to outstanding warrants that were issued by the Company in connection with historical consulting and services arrangements. The Healthaxis.com warrants were originally issued in connection with various marketing and carrier partner agreements related to the discontinued retail website operations.

Item 13. Certain Relationships and Related Transactions

     Not applicable.

Item 14. Principal Accountant Fees and Services

Fees Billed by Independent Accountants

     The Company’s principal independent auditor was McGladrey & Pullen, LLP for the year ended December 31, 2004 and Ernst & Young, LLP for the year ended December 31, 2003. Fees billed or to be billed in connection with services rendered for these years is as follows:

	2004	2003

Audit Fees	$162,094	$350,775
Audit-Related Fees	$34,745	$0
Tax Fees	$0	$9,596
All Other Fees	$0	$0
Total	$196,839	$360,371

In addition to the fees above, Ernst & Young, LLP billed a total of $110,450 audit fees in 2004 prior to their dismissal and the engagement of McGladrey and Pullen, LLP. These fees consisted of quarterly reviews and audit planning for 2004.

      Audit Fees. Audit fees were for professional services rendered for the audit and quarterly reviews of the Company’s financial statements for the applicable fiscal year. Fees for 2004 include an estimate of $70,000 not yet billed.

     Audit-Related Fees. Audit related fees in 2004 consisted of completion of a Service Auditors Report performed in accordance Statement of Auditing Standard (“SAS”) #70.

     Tax Fees. Tax fees related to services for tax compliance, tax advice and tax planning services.

     All Other Fees. For the fiscal years ended December 31, 2004, and December 31, 2003, the Company was not billed for any other services.

Audit Committee Pre-Approval Policy

     The Audit Committee has a policy regarding pre-approval of all audit and non-audit services provided by the Company’s independent auditors. Each year the Audit Committee considers for general pre-approval the independent auditor’s engagement to render audit services, and well as the provision of audit-related services, tax services and all other services. The Audit Committee generally pre-approves certain services in these categories up to a specified budgeted amount. The term of any general pre-approval is 12 months from the date of pre-approval, unless otherwise stated. The Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor without obtaining specific pre-approval from the Audit Committee. The Audit Committee will add or subtract to the list of general pre-approved services from time to time, based on subsequent determinations. Any proposed service that has not received general pre-approval, or for which budgeted amounts exceed the pre-approved cost levels, will require specific pre-approval by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Healthaxis Inc.

Date: March 30, 2005	By:	/s/ James W. McLane
James W. McLane
Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS that each of Healthaxis, Inc., a Pennsylvania corporation, and the undersigned directors and officers of Healthaxis, Inc. hereby constitutes and appoints James W. McLane and Jimmy D. Taylor, or any one of them, its, his or her true and lawful attorney/s/ in-fact and agent, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ James W. McLane James W. McLane	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 30, 2005

/s/ Jimmy D. Taylor Jimmy D. Taylor	Chief Financial Officer (principal financial and accounting officer)	March 30, 2005

/s/ Michael Ashker Michael Ashker	Director	March 30, 2005

/s/ James J. Byrne James J. Byrne	Director	March 30, 2005

/s/ John W. Coyle John W. Coyle	Director	March 30, 2005

/s/ Thomas L. Cunningham Thomas L. Cunningham	Director	March 30, 2005

/s/ Adam J. Gutstein Adam J. Gutstein	Director	March 30, 2005

/s/ Kevin F. Hickey Kevin F. Hickey	Director	March 30, 2005

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated January 30, 2001.

3.2	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated June 30, 2004. Incorporated by reference to Exhibit 10.2 to registrant’s Form 10-Q for the quarterly period ended June 30, 2004.

3.3	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 19, 2003

3.4	Second Amended and Restated Bylaws dated February 25, 2004. Incorporated by reference to Exhibit 3.5 to registrant’s Form 10-K for the year ended December 31, 2003.

4.1	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated June 30, 2004. (see Exhibit 3.2 above).

4.2	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K filed on August 19, 2003.

10.1+	Amendment to Amended and Restated Option Agreement, dated as of September 9, 1999. Incorporated by reference to Exhibit (10)(K) to Registrant’s Annual Report on form 10-K for the year ended December 31, 1999.

10.2+	Amendment and Restatement of the Registrant’s Stock Option Plan for Directors, effective July 16, 1996. Incorporated by reference to Exhibit (10)(JJ) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.3+	Registrant’s Amended and Restated Stock Option Plan for Executives, dated December 11, 1996. Incorporated by reference to Exhibit (10)(LL) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.4+	Registrant’s 2000 Stock Option Plan. Incorporated by reference to Exhibit (10)(PPP) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.5+	Amended and Restated Healthaxis.com 1998 Stock Option Plan filed herewith.

Exhibit Number	Description of Exhibits

10.6+	Employment Agreement between Healthaxis.com, Inc., Registrant and James McLane. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 3, 2001.

10.7+	Severance Agreement between Healthaxis.com, Inc., Registrant and Michael Ashker. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed January 3, 2001.

10.8	Prepayment Agreement with Alvin H. Clemens effective March 6, 2002. Incorporated by reference to Exhibit 10.65 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.9+	Change in Control Employment Agreement between James. W. McLane and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.66 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.10+	Change in Control Employment Agreement between John Carradine and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.67 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.11+	Change in Control Employment Agreement between Jonathan B. Webb and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.69 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.12+	First Amendment to change in Control Employment Agreement between James W. McLane and Registrant effective January 1, 2003. Incorporated by reference to Exhibit 10.77 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.13+	First Amendment to change in Control Employment Agreement between John M. Carradine and Registrant effective January 1, 2003. Incorporated by reference to Exhibit 10.78 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.14+	First Amendment to change in Control Employment Agreement between Jonathan B. Webb and Registrant effective January 1, 2003. Incorporated by reference to Exhibit 10.79 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.15+	Change in Control Employment Agreement between Jimmy D. Taylor and Registrant dated as of February 25, 2004. Incorporated by reference to Exhibit 10.84 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

Exhibit Number	Description of Exhibits

10.16+	Change in Control Employment Agreement between Charles S. Ramsburg and Registrant dated as of March 8, 2004. Incorporated by reference to Exhibit 10.85 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

10.17	Purchase Agreement, dated as of September 30, 2003 between the Company and UICI. Incorporated by reference to Exhibit 10.1 to registrant’s Form 10-Q for the quarterly period ended September 30, 2003.

10.18	Promissory Note, made by the Company, payable to UICI. Incorporated by reference to Exhibit 10.2 to registrant’s Form 10-Q for the quarterly period ended September 30, 2003.

10.19	Preferred Stock Modification Agreement dated May 12, 2004 between Healthaxis Inc. and certain Preferred Shareholders. Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement dated June 1, 2004.

10.20	Investor Rights Agreement dated as of June 30, 2004 between Healthaxis Inc. and certain Preferred Stockholders. Incorporated by reference to Exhibit 10.3 to registrant’s Form 10-Q for the quarterly period ended June 30, 2004.

10.21	Registration Rights Agreement dated as of June 30, 2004 between Healthaxis Inc. and certain Preferred Shareholders. Incorporated by reference to Exhibit 10.4 to registrant’s Form 10-Q for the quarterly period ended June 30, 2004.

10.22	Form of Warrant dated as of June 30, 2004 and executed by Healthaxis Inc. in favor of Brown Simpson Partners I, Ltd. (490,306 common shares), OTAPE LLC (58,072 common shares), LB I Group Inc. (387,117 common shares) and The Pennsylvania State University (64,505 common shares). Incorporated by reference to Exhibit 10.5 to registrant’s Form 10-Q for the quarterly period ended June 30, 2004.

10.23	Rights Agreement dated as of November 13, 1998 between American Online, Inc. and Registrant, filed herewith.

Exhibit Number	Description of Exhibits

21.1	Subsidiaries of Registrant.
(a) Healthaxis.com, Inc.
(b) Healthaxis Managing Partner, LLC.
(c) Healthaxis Limited Partner, LLC
(d) Healthaxis, Ltd.
(e) Healthaxis Imaging Services, LLC.
(f) Satellite Image Systems (Jamaica) Limited

23.1	Consent of McGladrey and Pullen, LLP.

23.2	Consent of Ernst & Young LLP.

24.1	Power of Attorney (see signature age)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

+ Management contract or compensatory plan.