Form 10-Q
period 2005-03-31
HEALTHAXIS INC
filed 2005-05-16
CIK 768892

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 0-13591

HEALTHAXIS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2214195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., 800 Central Tower, Irving, Texas 75039
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (972) 443-5000

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,766,633 shares of common stock, par value $.10, outstanding as of May 5, 2005.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands except share and per share data) (Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,569	$3,930
Accounts receivable, net of allowance for doubtful accounts of $48 and $48, respectively	2,543	2,368
Prepaid expenses	918	635
Total current assets	6,030	6,933
Property, equipment and software, less accumulated depreciation and amortization of $6,779 and $6,661, respectively	1,139	1,127
Contract start-up costs, less accumulated amortization of $1,340 and $1,199, respectively	548	655
Capitalized software, less accumulated amortization of $2,793 and $2,760, respectively	409	527
Customer base, less accumulated amortization of $4,214 and $4,130, respectively	—	84
Goodwill	11,276	11,276
Notes receivable	23	23
Other assets	54	56
Total assets	$19,479	$20,681

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,408	$1,238
Accrued liabilities	488	674
Deferred revenues	878	923
Notes payable, current portion	646	637
Current portion, post retirement and employment liabilities	128	135
Total current liabilities	3,548	3,607

Notes payable	1,874	2,041
Post retirement and employment liabilities	796	794
Other liabilities	1,397	1,417
Total liabilities	7,615	7,859

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible, 2,851,658 and 3,100,000 shares issued and outstanding, respectively (no liquidation preference)	2,852	3,100
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 3,766,633 and 3,518,291 shares, respectively	377	352
Additional paid-in capital	444,444	444,221
Accumulated deficit	(435,809)	(434,851)
Total stockholders’ equity	11,864	12,822
Total liabilities and stockholders’ equity	$19,479	$20,681

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenue	$4,126	$4,249
Expenses:
Cost of revenues	4,096	4,353
Sales and marketing	213	293
General and administrative	644	968
Amortization of intangibles	84	276
Total expenses	5,037	5,890
Operating loss	(911)	(1,641)

Interest and other income, net	8	27
Interest expense	(55)	(64)

Net loss	(958)	(1,678)

Preferred stock dividends	—	(110)

Net loss attributable to common shareholders	$(958)	$(1,788)

Net loss per share of common stock (basic and diluted)	$(0.26)	$(0.65)
Weighted average common shares and equivalents used in computing loss per share
Basic and diluted	3,697,649	2,767,830

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities
Net loss	$(958)	$(1,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	465	697
Bad debt reserve	—	4
Stock option compensation	—	9
Change in:
Accounts receivable	(175)	572
Prepaid expenses and other current assets	(281)	(98)
Accounts payable and accrued liabilities	(16)	—
Deferred revenues	(45)	(45)
Other liabilities	(25)	(38)
Net cash used in operating activities	(1,035)	(577)

Cash flows from investing activities
Collection of notes receivable	—	34
Investment in capitalized software and contract start-up costs	(34)	(131)
Purchases of property, equipment and software	(134)	(52)
Net cash used in investing activities	(168)	(149)

Cash flows from financing activities
Payment of preferred stock dividends	—	(223)
Payments on note payable to UICI	(158)	(146)
Exercise of stock options	—	2
Net cash used in financing activities	(158)	(367)
Decrease in cash and cash equivalents	(1,361)	(1,093)
Cash and cash equivalents, beginning of period	3,930	7,887
Cash and cash equivalents, end of period	$2,569	$6,794

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2005

Note A — Description of business and basis of presentation

Unaudited Financial Information

The unaudited consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States of America, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Earnings Per Share

Basic loss per share is computed only on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is computed to show the dilutive effect, if any, of convertible preferred stock, stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the convertible preferred stock, stock options and warrants, totaling 4,979,423 and 2,359,580 as of March 31, 2005 and 2004 respectively, into the computation of diluted earnings per share would be anti-dilutive. Accordingly, these items have not been included in the computation. Following is a summary of these securities:

Healthaxis Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements — (Continued)
March 31, 2005

	As of March 31,
	2005	2004
Options	1,043,694	798,074
Warrants	1,084,071	137,248
Preferred stock	—	1,424,258
Preferred stock — new	2,851,658	0
Total common shares if converted	4,979,423	2,359,580

Stock-Based Compensation

The Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25), and provide the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). Although the Company selected an accounting policy which requires only the excess of the market value of its common stock over the exercise price of options granted to be recorded as compensation expense (intrinsic method), pro forma information regarding net loss is required as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. Pro forma net loss applicable to the options granted is not likely to be representative of the effects on reported net loss for future periods. The fair value for these options is estimated at the date of grant using a Black-Scholes option pricing model. Stock compensation determined under the intrinsic method is recognized over the vesting period using the straight-line method.

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date granted in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts (table in thousands, except per share data):

	Three Months ended March 31,
	2005	2004
Net loss, as reported	$(958)	$(1,678)
Dividends on preferred stock	—	(110)
Stock based compensation expense recorded under the intrinsic value method	—	9
Pro forma stock based compensation expense computed under the fair value method	(55)	(281)
Pro forma net loss	$(1,013)	$(2,060)
Loss per share of common stock, basic and diluted as reported	$(0.26)	$(0.65)
Pro forma	$(0.27)	$(0.74)

The Company granted 200 options in the first quarter 2005. The fair value of the options and warrants granted are estimated on the date of grant using the Black-Scholes option pricing model. The major assumptions used include no dividends paid, a weighted average expected life of three years, expected stock volatility of 69% and risk free interest rates of 4.09%. The weighted-average grant-date fair value of options granted during 2005 was $1.10.

Healthaxis Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements — (Continued)
March 31, 2005

Note B — Recently Adopted Accounting Pronouncements

In December 2005 the FASB issued a revision of Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”. Historically, the Company has accounted for employee stock based compensation using the intrinsic method under APB 25 as further described in “Note A — Stock-Based Compensation” above. SFAS 123R requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements. The effect of the statement will be to require entities to measure the cost of employee services received in exchange for stock options based upon the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. The Company will be required to apply FAS 123R as of the beginning of its first fiscal year that begins after June 15, 2005, which will be the year beginning January 1, 2006.

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

Note C — Post Retirement Benefits

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

	(Table in $000s) Three Months Ended March 31,
	2005	2004
Interest cost	$13	$13
Transition obligation amortization	14	15
Net post retirement expense	$27	$28

Note E — Significant Customer Concentrations

For the three months ended March 31, 2005 and 2004, four customers accounted for $2.7 million (64%) and $2.7 million (63%), respectively, of the Company’s total revenues. At March 31, 2005 and December 31, 2004, one customer accounted for $803,000 (32%) and $822,000 (35%) of the Company’s accounts receivable, respectively. This customer is making payments in accordance with the terms of its contract.

Note F — Other Liabilities and Contingencies

Other liabilities include $1.3 million of contingent tax liabilities at March 31, 2005 and December 31, 2004.

Healthaxis Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements — (Continued)
March 31, 2005

Note G — Subsequent Event

Following approval by the Company’s common shareholders, on May 13, 2005 the Company closed a financing transaction with Tak Investments, Inc. (the “Investor”), a Delaware corporation owned by Mr. Sharad Tak. Under the terms and conditions of the Stock and Warrant Purchase Agreement with the Investor (the “Purchase Agreement”), the Company issued to the Investor 2,222,222 shares of common stock at a per share purchase price of $2.25 for an aggregate initial investment of $5.0 million. The Investor also received at the Closing three warrants (the “Warrants”). The first Warrant, which provides for an exercise price of $2.25 per share of common stock and a term of two years, permits the Company to call the exercise of up to 3,333,333 shares of common stock (for an aggregate of up to $7.5 million) under certain conditions, but only permits the Investor to exercise the Warrant for up to 2,222,222 shares of common stock (for an aggregate of $5.0 million). The Company’s ability to call the exercise of the first Warrant is subject to the satisfaction of certain conditions, including unanimous approval of such action by the Company’s Board of Directors (which requires the approval of the Investor’s designees to the Board, as referenced below). The Investor also received two additional warrants representing the right to purchase additional shares of common stock at prices of $2.70 and $3.15 per share. The number of shares of common stock subject to these two additional Warrants is dependent upon the amount ultimately invested under the first Warrant, but could total up to an additional 2,777,778 shares of common stock and could provide an additional cash investment in the Company of up to $8.1 million.

In connection with the Closing, the Company and the Investor entered into a number of related agreements. Under the terms of an Investor Rights Agreement, the securities purchased by the Investor are subject to limited transfer restrictions, and the Investor has the right to approve certain fundamental corporate activities, the right to participate in other Healthaxis equity financings and, depending upon the size of the Company’s Board of Directors and the Investor’s continuing ownership position in the Company, the right to designate one to three nominees for election to the Company’s Board of Directors. The Company expects that the Investor will be electing to invoke its right to initially designate up to two additional members to the Board of Directors, at which point the Company will be obligated to expand its Board and add the Investor’s designees to the Board. The parties also entered into a Registration Rights Agreement under which the Company agrees to file a registration statement covering the resale of the shares of common stock purchased under the Purchase Agreement or through exercise of the Warrants.

As a part of the Closing, the Company also entered into a five year Remote Resourcing Agreement (the “Resourcing Agreement”) with Healthcare BPO Partners L.P., a company affiliated with the Investor and owned by Mr. Tak. Healthcare BPO Partners will provide India-based personnel and infrastructure that will be utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. The Indian operations, which will be dedicated for the Company’s exclusive use, will be managed by the Company and based in Jaipur, India. These new Indian operations will supplement the Company’s existing operations in Utah, Texas and Jamaica.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning the Company’s financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Business — Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2004, and under the caption “Proposal I — Approval of Issuance of Common Stock and Related Securities Transactions — Factors Affecting Current Common Shareholders” in the Company’s Proxy Statement dated March 30, 2005. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on forward-looking statements.

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

Revenue Model

The Company’s revenues consist primarily of application service provider (ASP) fees, transaction fees and professional service fees, as further described below. The ASP services are substantially dependent on the Company’s proprietary software, and agreements with customers contain a license for the use of the relevant software. However, the customer does not have the contractual right to take possession of the software. The customer’s access to the Company’s hosted software is through dedicated data lines or the Internet. With some exceptions, the Company has not historically licensed its benefits administration and claims processing software for installation on customers’ systems. No new such licenses have been granted in 2005 or 2004.

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

Financing Transaction:

Following approval by the Company’s common shareholders, on May 13, 2005 the Company closed a financing transaction with Tak Investments, Inc. (the “Investor”), a Delaware corporation owned by Mr. Sharad Tak. Under the terms and conditions of the Stock and Warrant Purchase Agreement with the Investor (the “Purchase Agreement”), the Company issued to the Investor 2,222,222 shares of common stock at a per share purchase price of $2.25 for an aggregate initial investment of $5.0 million. The Investor also received at the Closing three warrants (the “Warrants”). The first Warrant, which provides for an exercise price of $2.25 per share of common stock and a term of two years, permits the Company to call the exercise of up to 3,333,333 shares of common stock (for an aggregate of up to $7.5 million) under certain conditions, but only permits the Investor to exercise the Warrant for up to 2,222,222 shares of common stock (for an aggregate of $5.0 million). The Company’s ability to call the exercise of the first Warrant is subject to the satisfaction of certain conditions, including unanimous approval of such action by the Company’s Board of Directors (which requires the approval of the Investor’s designees to the Board, as referenced below). The Investor also received two additional warrants representing the right to purchase additional shares of common stock at prices of $2.70 and $3.15 per share. The number of shares of common stock subject to these two additional Warrants is dependent upon the amount ultimately invested under the first Warrant, but could total up to an additional 2,777,778 shares of common stock and could provide an additional cash investment in the Company of up to $8.1 million.

In connection with the Closing, the Company and the Investor entered into a number of related agreements. Under the terms of an Investor Rights Agreement, the securities purchased by the Investor are subject to limited transfer restrictions, and the Investor has the right to approve certain fundamental corporate activities, the right to participate in other Healthaxis equity financings and, depending upon the size of the Company’s Board of Directors and the Investor’s continuing ownership position in the Company, the right to designate one to three nominees for election to the Company’s Board of Directors. The Company expects that the Investor will be electing to invoke its right to initially designate up to two additional members to the Board of Directors, at which point the Company will be obligated to expand its Board and add the Investor’s designees to the Board. The parties also entered into a Registration Rights Agreement under which the Company agrees to file a registration statement covering the resale of the shares of common stock purchased under the Purchase Agreement or through exercise of the Warrants.

As a part of the Closing, the Company also entered into a five year Remote Resourcing Agreement (the “Resourcing Agreement”) with Healthcare BPO Partners L.P., a company affiliated with the Investor and owned by Mr. Tak. Healthcare BPO Partners will provide India-based personnel and infrastructure that will be utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. The Indian operations, which will be dedicated for the Company’s exclusive use, will be managed by the Company and based in Jaipur, India. These new Indian operations will supplement the Company’s existing operations in Utah, Texas and Jamaica.

Preferred Stock:

On June 30, 2004, Healthaxis consummated a transaction modifying the terms of its Series A Convertible preferred stock and providing for the issuance to its preferred shareholders of warrants to purchase shares of the Company’s common stock. Under the terms of the agreements with the preferred shareholders, shares of the preferred stock are convertible into shares of the Company’s common stock on a one-for-one basis. The preferred shareholders also received warrants with a term of five years entitling them to purchase shares of common stock, on a one-for-one basis, at an exercise price of $5.50 per share (subject to a cashless exercise feature that applies under some circumstances). As of May 16, 2005, there are 2,851,658 preferred shares and 1,000,000 warrants outstanding. The shares of common stock into which the shares of preferred stock are convertible and with respect to which the warrants are exercisable represent approximately 23% of our common stock on a fully diluted basis as of that date. Holders of the preferred stock have no liquidation preference, no voting rights except as required by law, the right to receive a nominal dividend of $0.0001 per share semi-annually (aggregating less than $1,000 per year in total) and otherwise on a pro-rata basis to the extent that dividends are paid to holders of common stock, limited anti-dilution rights in the context of stock splits, stock dividends and similar transactions, and no redemption rights.

The shares of preferred stock are convertible into shares of common stock at the option of a preferred shareholder at any time, and in any amount, on or after June 30, 2005, but prior to that date may only be converted if the preferred shareholder desiring to effect the conversion will not hold as a result of the conversion more than 750,000 shares of common stock, or if the common stock is trading on a national stock market and has had a closing price of $8.00 or more for 20 out of the 30 trading days immediately preceding the conversion date (in which case, any number of shares may be converted). Notwithstanding the foregoing, in the event of the transfer of shares of preferred stock in accordance with the terms of the agreements with the preferred shareholders, the preferred stock automatically converts into shares of common stock. Healthaxis may compel conversion of the preferred stock or exercise of the warrants granted to the preferred shareholders under some circumstances.

Under the agreements with the preferred shareholders, Healthaxis agreed that it will not issue any equity securities in a transaction implying a pre-money valuation of Healthaxis of less than $14.5 million or at a per share price of less than $2.15 (these restrictions do not apply to the grant of stock options to Healthaxis employees or directors in most circumstances). Further, until June 30, 2005, the preferred shareholders have a right of first refusal to match the terms upon which any third party proposes to purchase from Healthaxis any equity securities having an aggregate purchase price of at least $1.0 million and to match the terms upon which Healthaxis proposes an offering of its common stock. The preferred shareholders waived this right of first refusal with respect to the financing transaction with the Investor described above.

As required by the agreements with the preferred shareholders, Healthaxis has registered for resale the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants. However, these agreements also place certain restrictions on the private sale or transferability of the securities held by the preferred shareholders, and restrict the number of shares of common stock that may be sold in the public markets below a price of $3.50 per share. These stock transfer restrictions lapse on June 30, 2005.

Critical Accounting Policies

Critical accounting policies are those which are most important to the financial statement presentation and that require the most difficult, subjective complex judgments. There have been no changes in the Company’s critical accounting policies as described in the Company’s Form 10-K for the year ended December 31, 2004.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

	(Table in thousands) Three Months Ended March 31,
	2005	2004	Change
Revenues	$4,126	$4,249	$(123)
Cost of revenues	4,096	4,353	(257)
Gross profit	$30	$(104)	$134
% of revenue	1%	(2%)

Revenues were down approximately $123,000 (3%) in the three months ended March 31, 2005 compared to the same period in 2004. Data capture service revenue declined $194,000 primarily as a result of two customers in a run-off stage. This reduction was partially offset by an increase of $71,000 in recurring PEPM license fees due to ordinary rate increases with certain existing customers, as well as the migration of more business onto our claims system by certain other customers. Smaller changes in professional services, transaction and other revenue were offset each other.

Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. Cost of revenues declined $257,000 (6%) in the three months ended March 31, 2005 compared to the same period in 2004. Cost of revenues was 99% of revenues in the 2005 period compared to 102% in the 2004 period. Approximately $181,000 of the decrease in costs was due to lower personnel and contractor costs resulting from staff reductions. An additional $47,000 of the decline in costs was due to reduced costs of travel and entertainment, supplies and other costs related to the staff reductions.

	(Table in thousands) Three Months Ended March 31,
	2005	2004	Change
Sales and marketing expense	$213	$293	$(80)
General and administrative expense	644	968	(324)
Amortization of intangibles	84	276	(192)
Interest and other income, net	8	27	(19)
Interest expense	55	64	(9)

Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising. Sales and marketing expenses decreased $80,000 (27%) in the three months ended March 31, 2005 compared to the same quarter of 2004. Approximately $30,000 of the decrease was due to reduced consulting fees paid for product and market analysis and sales leads. The remaining decrease in expenses was the result of lower personnel costs and the related decrease in benefits, travel and collateral material.

General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses decreased $324,000 (33%) in the three months ended March 31, 2005 compared to the same quarter of 2004. Professional fees for accounting, legal and consulting services were reduced by $255,000 and personnel costs were reduced by $68,000. Other savings in insurance and travel expenses were offset by increased property taxes.

Amortization of intangibles includes the amortization of developed software and customer base acquired in the January 2001 Healthaxis merger. These expenses were reduced $192,000 (70%) in the three months ended March 31, 2005 compared to the same quarter of 2004, as these intangible assets were fully amortized in January 2005.

Interest and other income, net decreased $19,000 (70%) in the three months ended March 31, 2005 compared to the same quarter of 2004 due primarily to lower balances of cash and interest bearing notes receivable.

Interest expense decreased slightly in the three months ended March 31, 2005 compared to the same quarter of 2004. Interest payments on the note payable to UICI were lower due to the declining principal balance.

Liquidity and Capital Resources

Overview of Cash Resources

At March 31, 2005, our cash and cash equivalents amounted to $2.6 million compared to $3.9 million at December 31, 2004. The sources and uses of cash during the first quarter of 2005 are described more fully in “— Analysis of Cash Flows” below. We have experienced repeated losses, with the result that our cash resources have declined. The Company’s focus is on positive cash generation. We have been taking measures to address our liquidity needs, including increasing our marketing and sales efforts, implementing further productivity improvements and seeking new sources of capital. To this end, the Company entered into a Purchase Agreement with Tak Investments, Inc., which closed on May 13, 2005, and which provided the Company with an additional source of liquidity as more fully described in “— Overview — Financing Transaction” above. Upon closing, the Company received $5.0 million in gross proceeds in exchange for 2,222,222 shares of the Company’s common stock. We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months.

Analysis of Cash Flows

Cash used in operating activities for the three months ended March 31, 2005 was approximately $1.0 million as compared to $577,000 for the same period in 2004. The reduced net loss in 2005 was offset by changes in various working capital accounts, primarily accounts receivable and prepaid expenses. Changes in working capital accounted for a $542,000 use of cash in the 2005 period as opposed to $391,000 cash generated for the comparable period in 2004.

Cash used in investing activities for the three months ended March 31, 2005 was $168,000 as compared to $149,000 for the same period in 2004. The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software.

Cash used in financing activities for the three months ended March 31, 2005 was $158,000 as compared to $367,000 for the same period in 2004, for a decrease of $209,000. The decreased use of cash was due primarily to $223,000 payments on preferred stock dividends made in January of 2004. In June 2004, the terms of the preferred stock were amended and now contain only a nominal dividend aggregating to less than $1,000 per year. See “— Overview — Preferred Stock” above. Principle payments on our note payable to UICI were $158,000 during 2005 compared to $146,000 in the comparable period in 2004. See “— Note Payable to UICI” below.

Note Payable to UICI

On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48.3% of the Company’s then outstanding common stock; 1,424 shares of Series A Convertible preferred stock, or 6.1% of the then outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note, which is due over three years and bears interest at 6%. The promissory note will be paid through deductions from the monthly invoices for services provided by the Company to certain UICI subsidiaries. The amount of the monthly payment is equal to the greater of one half of the invoice amount for such services or $65,000. A balloon principal payment is due at the maturity of the note if the note has not been paid through the monthly payments. During the three-month period ended March 31, 2005, the Company paid UICI an aggregate of $197,000 under the promissory note, of which $158,000 was principal and $39,000 was interest. As of March 31, 2005, the balance due under the promissory note is $2.5 million (of which $646, 000 is classified as short-term).

Lease and Other Commitments

Healthaxis has certain capital and operating lease commitments over the next five years. These leases are primarily for office space and data processing equipment. In April 2005, the Company entered into a lease for approximately 20,000 square feet of office space located at 7301 North State Highway 161, Irving, Texas. The new lease was entered into with the intent of relocating the corporate headquarters from the present location at 5215 North O’Connor Blvd, Irving, Texas, where the Company occupies approximately 31,300 square feet. Lease payments on the new lease will start on January 1, 2006, which coincides with the termination of the North O’Connor Blvd. lease on December 31, 2005. The new lease also provides terms under which ownership of certain furniture and equipment will be conveyed to the Company in April 2007, providing that the Company has met its obligations under the lease at that time. While the Company plans to continue to make payments on the North O’Connor lease until its expiration in December 2005, the relocation of employees, equipment and related materials is scheduled to take place in the second quarter of 2005. As such, the Company anticipates accruing a loss on the abandonment of the North O’Connor Blvd. property, based upon the future lease payment obligation as of the cease-use date plus other relocation expenses. Based upon the reduced square footage and the lower rental rate per square foot of the new facility, the Company expects a cash savings of over $700,000 per year, including lease expenses, utilities, parking, and property taxes, commencing in January 2006.

Healthaxis has no other significant cash commitments other than those required by the normal day-to-day operation of its business.

Recently Adopted Accounting Pronouncements

See Note B to the Consolidated Financial Statements herein for a discussion of the impact on the Company’s financial statements of new accounting standards.

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

The dividend rate on our preferred stock is fixed at a nominal rate of $0.0001 per share of the new preferred stock, payable semi-annually (aggregating less than $1,000 in dividend payments to all preferred shareholders annually). The interest rate on our note payable is fixed at 6%. The fair value of these instruments is therefore subject to market fluctuation as interest rates change.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits

(10.1)	Sublease Agreement effective April 1, 2005 between BearingPoint,Inc. and Registrant, filed herewith.
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: May 16, 2005

By: /s/ James W. McLane

James W. McLane, President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jimmy D. Taylor

Jimmy D. Taylor, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

(10.1)	Sublease Agreement effective April 1, 2005 between BearingPoint,Inc. and Registrant, filed herewith.
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.