Form 10-Q
period 2005-06-30
HEALTHAXIS INC
filed 2005-08-15
CIK 768892

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _______ to _________

Commission file number: 0-13591

HEALTHAXIS INC.
(Exact name of registrant as provided in its charter)

Pennsylvania	23-2214195
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7301 North State Highway 161, Suite 300, Irving, Texas 75039
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

Yes ☑	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,988,855 shares of common stock, par value $.10, outstanding as of August 5, 2005.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	June 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$6,453	$3,930
Accounts receivable, net of allowance for doubtful accounts of $48	2,374	2,368
Prepaid expenses	813	635

Total current assets	9,640	6,933
Property, equipment and software, less accumulated depreciation and
amortization of $8,843 and $9,421, respectively	1,727	1,654
Contract start-up costs, less accumulated amortization of $1,472 and $1,199, respectively	441	655
Customer base, less accumulated amortization of $4,214 and $4,130, respectively	--	84
Goodwill	11,276	11,276
Other assets	80	56

Total assets	$23,164	$20,658

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,526	$1,238
Accrued liabilities	677	674
Accrued charge on lease abandonment	440	--
Deferred revenues	780	923
Current portion of notes payable	657	637
Current portion of post retirement and employment liabilities	124	135
Current portion of capital lease obligations	117	--

Total current liabilities	4,321	3,607

Notes payable, net of current portion	1,694	2,041
Post retirement and employment liabilities, net of current portion	794	794
Capital lease obligations, net of current portion	144	--
Other liabilities	406	1,417

Total liabilities	7,359	7,859

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible, 2,851,658 and 3,100,000 shares issued and outstanding,
respectively (no liquidation preference)	2,852	3,100
Common stock, par value $.10: authorized 1,900,000,000 shares,
issued and outstanding 5,988,855 and 3,518,291 shares, respectively	599	352

Additional paid-in capital	448,510	444,221
Notes receivable from employees	(23)	(23)
Accumulated deficit	(436,133)	(434,851)

Total stockholders’ equity	15,805	12,799

Total liabilities and stockholders’ equity	$23,164	$20,658

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004		2005	2004

Revenues	$4,011		$3,894	$8,137	$8,143
Expenses:
Costs of revenue	3,696		4,024	7,792	8,377
Sales and marketing	254		341	467	634
General and administrative	813		1,106	1,457	2,074
Reversal of contingent tax liability	(979)		--	(979)	--
Lease abandonment charge	500		--	500	--
Amortization of intangibles	--		252	84	528

Total expenses	4,284		5,723	9,321	11,613

Operating loss	(273)		(1,829)	(1,184)	(3,470)
Interest income and other income, net	20		13	28	40
Interest expense	(72)		(61)	(127)	(125)

Net loss	(325)		(1,877)	(1,283)	(3,555)
Less: Preferred stock dividend reversal	--		110	--	--
Add: Carrying amount of preferred stock
over fair value of consideration transferred	--		261	--	261

Net loss attributable to common shareholders	$(325)		$(1,506)	$(1,283)	$(3,294)

Net loss per share of common stock (basic and diluted)	$(0.07)	$	(0.54)	$(0.30)	$(1.19)

Weighted average common shares used in
computing loss per share
Basic and diluted	4,938,794		2,768,291	4,321,650	2,768,061

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended

	June 30, 2005	June 30, 2004

Cash flows from operating activities
Net loss	$(1,283)	$(3,555)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	834	1,334
Bad debt reserve	--	8
Loss on disposal of fixed assets	2	--
Reversal of tax accrual	(979)	--
Stock option compensation	--	18
Change in:
Accounts receivable	(333)	613
Prepaid expenses and other current assets	(178)	(168)
Other assets	(24)	20
Accounts payable and accrued liabilities	291	372
Accrued charge on lease abandonment	440	--
Deferred revenues	(143)	(59)
Other liabilities	(35)	(39)

Net cash used in operating activities	(1,408)	(1,456)

Cash flows from investing activities
Collection on notes receivable	--	56
Capitalized software and contract start-up costs	(59)	(273)
Purchases of property, equipment and software	(307)	(137)
Proceeds from sale of property, equipment and software	9	--

Net cash used in investing activities	(357)	(354)

Cash flows from financing activities
Net proceeds from issuance of common stock	4,288	--
Payment of preferred stock dividends	--	(223)
Other	--	2

Net cash generated (used) in financing activities	4,288	(221)

Increase (decrease) in cash and cash equivalents	2,523	(2,031)
Cash and cash equivalents, beginning of period	3,930	7,887

Cash and cash equivalents, end of period	$6,453	$5,856

Non-cash financing activities:
Exchange of accounts receivable for note payable to UICI	$327	$303

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2005

Note A – Description of business and basis of presentation

Unaudited Financial Information

     The unaudited consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States of America, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three and six-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

General

     Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers, third party administrators (“TPA”) and preferred provider organizations (“PPO") provide enhanced claims related services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ web-based capabilities and Business Process Outsourcing (“BPO”) services, which are offered to the Company’s ASP clients and on a stand-alone basis. BPO solutions include the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and editing and automated PPO routing (via electronic data interchange or “EDI”) and repricing. Healthaxis uses its deep domain expertise in health insurance operations to surround the payment of a health insurance claim, to customize services to meet the specific needs of its customers and to produce value for those customers by tapping unrealized potential in the customers’ operations to achieve best results.

Reclassification of prior year amounts

     Certain prior year amounts have been reclassified to conform with the current year presentation or in accordance with applicable accounting requirements.

Earnings Per Share

     Basic loss per share is computed only on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is computed to show the dilutive effect, if any, of convertible preferred stock, stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the convertible preferred stock, stock options and warrants, totaling 11,436,211 and 6,092,598 shares at June 30, 2005 and 2004 respectively, in the computation of diluted earnings per share would be anti-dilutive. Accordingly, these items have not been included in the computation. Following is a summary of these securities:

	2005	2004

Options	1,333,816	1,127,026
Warrants	7,250,737	1,115,572
Preferred stock	2,851,658	3,850,000

Total common shares if converted	11,436,211	6,092,598

Stock-Based Compensation

     The Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25), and provide the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure” (“SFAS 148”). Although the Company selected an accounting policy which requires only the excess of the market value of its common stock over the exercise price of options granted to be recorded as compensation expense (intrinsic method), pro forma information regarding net loss is required as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. Pro forma net loss applicable to the options granted is not likely to be representative of the effects on reported net loss for future periods. The fair value for these options is estimated at the date of grant using a Black-Scholes option pricing model. Stock compensation determined under the intrinsic method is recognized over the vesting period using the straight-line method.

     Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date granted in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	(In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss, attributable to common shareholders	$(325)	$(1,506)	$(1,283)	$(3,294)
Stock based compensation expense recorded
under the intrinsic value method	--	9	--	18
Pro forma stock based compensation expense
computed under the fair value method	(168)	(361)	(223)	(642)

Pro forma net loss	$(493)	$(1,858)	$(1,506)	$(3,918)

Loss per share of common stock, basic and diluted
As reported	$(0.07)	$(0.54)	$(0.30)	$(1.19)

Pro forma	$(0. 10)	$(0.67)	$(0.35)	$(1.42)

     The Company granted 329,000 options in the second quarter 2005, 275,000 of which were granted to employees simultaneous with the closing of the financing transaction described in Note E below. The fair value of the options and warrants granted are estimated on the date of grant using the Black-Scholes option-pricing model. The major assumptions used include no dividends paid, a weighted average expected life of 2.8 years, expected stock volatility of 69% and risk free interest rates of 3.71%. The weighted-average grant-date fair value of options granted during 2005 was $.80.

Note B – Post Retirement Benefits

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

	(Table in thousands)
	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Interest cost	$14	$13	$27	$27
Transition obligation amortization	14	15	29	29

Net post retirement expense	$28	$28	$56	$56

Note C – Significant Customer Concentrations

     For the three months ended June 30, 2005 and 2004, each of four customers represented greater than 10% of revenues, totaling $2.7 million (67%) and $2.5 million (63%), respectively, of the Company’s total revenues. For the six months ended June 30, 2005 and 2004, these four customers accounted for $5.3 million (66%) and $5.1 million (63%), respectively, of the Company’s total revenues. At June 30, 2005 and December 31, 2004, one customer accounted for $817,000 (34%) and $822,000 (35%) of the Company’s accounts receivable, respectively. This customer is making payments in accordance with the terms of its contract.

Note D – Other Liabilities and Contingencies

     Other liabilities include $324,000 and $1.3 million of contingent tax liabilities at June 30, 2005 and December 31, 2004. In the period ending June 30, 2005, the Company reversed a contingent tax liability of approximately $979,000 as the related limitation period has expired.

Note E – Financing Transaction

     In May 2005, the Company closed a financing transaction with Tak Investments, Inc. (the “Investor”), a Delaware corporation owned by Mr. Sharad Tak. Under the terms and conditions of the agreement with the Investor, the Company issued to the Investor 2,222,222 shares of common stock at a per share purchase price of $2.25 for an aggregate initial investment of $5.0 million. The Investor also received three warrants at the closing. The first warrant, which provides for an exercise price of $2.25 per share of common stock and a term of two years, permits the Company to call the exercise of up to 3,333,333 shares of common stock under certain conditions, but only permits the Investor to exercise the warrant for up to 2,222,222 shares of common stock. The second warrant, which has an exercise price of $2.70 and a three-year term, permits the Investor to purchase up to 1,388,889 additional shares of common stock. Of that total, 555,556 shares are immediately available to be exercised by the Investor and 833,333 shares are dependent upon the amount ultimately invested under the first warrant. The third warrant, which has an exercise price of $3.15 and a four-year term, permits the Investor to purchase up to 1,388,889 additional shares of common stock. Of that total, 555,556 shares are immediately available to be exercised by the Investor and 833,333 shares are dependent upon the amount ultimately invested under the first warrant.

     As a part of the closing, the Company also entered into a five year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with the Investor and owned by Mr. Tak. Healthcare BPO Partners, based in Jaipur India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. The services outsourced to this offshore vendor supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica. For the three and six months ended June 30, 2005, the Company incurred $80,000 of costs related to this agreement, which is included in accounts payable at June 30, 2005.

Note F– Real Estate Lease

     In April 2005, the Company entered into a lease for approximately 20,000 square feet of office space located at 7301 North State Highway 161, Irving, Texas. The new lease was entered into for the purpose of relocating the corporate headquarters from the present location at 5215 North O’Connor Blvd, Irving, Texas, where the Company occupies approximately 31,300 square feet. Lease payments on the new lease will start on January 1, 2006, which coincides with the termination of the North O’Connor Blvd. lease on December 31, 2005.

     In June 2005, the Company substantially completed the move of its headquarters and incurred certain costs related to the relocation of personnel and equipment and recorded a lease abandonment charge of $500,000 as of the cease-use date in the second quarter 2005. This charge consists of relocation costs incurred to date and the write-off of certain assets abandoned in the move, plus a $440,000 accrual for the future rent and rent related obligations of the former headquarters. The accrued rent and rent related obligations will be paid on a monthly basis through December 31, 2005 in accordance with the lease terms. Future expenses related to the abandonment, such as the Company’s pro-rata share of utility costs and possible equipment de-installation charges will be expensed as incurred in the lease abandonment charge.

     Lease payment obligations under the new lease start in January 2006 and end in June 2010. Rental expense will be based upon the total rental payments taken on a straight-line basis over the 63-month term of the lease, including the rent abatement period from April to December 2005. The new lease also provides terms under which ownership of certain furniture and equipment will be conveyed to the Company in April 2007, providing that the Company has met its obligations under the lease at that time. A capital lease obligation of $254,000 was recorded in the second quarter of 2005 to recognize that portion of the total payments, which are allocated to the acquisition of the furniture and equipment. Allocation of the total lease payment between the office space and the furniture and equipment acquisition was based upon a third-party appraisal of the fair market value of the furniture and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     All statements other than statements of historical fact contained in this report, including statements in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” concerning the Company's financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Business–Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2004, and under the caption “Proposal I – Approval of Issuance of Common Stock and Related Securities Transactions-Factors Affecting Current Common Shareholders” in the Company’s Proxy Statement dated March 30, 2005. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on forward-looking statements.

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

Revenue Model

     The Company’s revenues consist primarily of application service provider (ASP) fees, transaction fees and professional service fees, as further described below. The ASP services are substantially dependent on the Company’s proprietary software, and agreements with customers contain a license for the use of the relevant software. These licenses provide for use of the software in the Company’s hosted environment and do not give the customer the contractual right to take possession of the software. The customer’s access to the Company’s hosted software is through dedicated data lines or the Internet. With some exceptions, the Company has not historically licensed its benefits administration and claims processing software for installation on customers' systems and no new such licenses have been granted in 2005 or 2004.

     A significant portion of the Company's revenues is based on providing ASP services to our health insurance company, third-party administrator and self-insured plan customers. The ASP service includes a license to use our benefits administration and claims processing software, including hosting, maintenance and support, which is typically charged on a per-employee-per-month (PEPM), or per-member-per-month (PMPM) basis. In addition, the Company surrounds these hosted software-use rights with such BPO services as imaging, data capture and retrieval, EDI and print and mail services, as well as PPO routing and repricing services, and claims editing services. These services are typically charged on a transaction fee basis, such as per claim, per image and per document. Due to the long-term nature of the ASP arrangement and because all revenue elements included in the collective services are typically not sold separately, the ASP and BPO service revenues are recognized ratably over the term of the agreement and/or as transaction services are provided.

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

Financing Transaction:

     Following approval by the Company’s common shareholders, on May 13, 2005 the Company closed a financing transaction with Tak Investments, Inc. (the “Investor”), a Delaware corporation owned by Mr. Sharad Tak. Under the terms and conditions of the Stock and Warrant Purchase Agreement with the Investor (the “Purchase Agreement”), the Company issued to the Investor 2,222,222 shares of common stock at a per share purchase price of $2.25 for an aggregate initial investment of $5.0 million. The Investor also received three warrants (the “Warrants”) at the Closing. The first Warrant, which provides for an exercise price of $2.25 per share of common stock and a term of two years, permits the Company to call the exercise of up to 3,333,333 shares of common stock (for an aggregate of up to $7.5 million) under certain conditions, but only permits the Investor to exercise the Warrant for up to 2,222,222 shares of common stock (for an aggregate of $5.0 million). The Company’s ability to call the exercise of the first Warrant is subject to the satisfaction of certain conditions, including unanimous approval of such action by the Company’s Board of Directors (which requires the approval of the Investor’s designees to the Board, as referenced below). The Investor also received two additional warrants representing the right to purchase additional shares of common stock at prices of $2.70 and $3.15 per share. The number of shares of common stock subject to these two additional Warrants is dependent upon the amount ultimately exercised under the first Warrant, but could total up to an additional 2,777,778 shares of common stock and could provide additional cash to the Company of up to $8.1 million.

     In connection with the closing, the Company and the Investor entered into a number of related agreements. Under the terms of an Investor Rights Agreement, the securities purchased by the Investor are subject to limited transfer restrictions, and the Investor has the right to approve certain fundamental corporate activities, the right to participate in other Healthaxis equity financings and, depending upon the size of the Company’s Board of Directors and the Investor’s continuing ownership position in the Company, the right to designate one to three nominees for election to the Company’s Board of Directors. In accordance with the terms of the Investor Rights Agreement, the Investor recently designated and the Board of Directors elected two additional members to the Board of Directors. The parties also entered into a Registration Rights Agreement under which the Company agrees to file a registration statement covering the resale of the shares of common stock purchased under the Purchase Agreement or through exercise of the Warrants.

     As a part of the closing, the Company also entered into a five year Remote Resourcing Agreement (the “Resourcing Agreement”) with Healthcare BPO Partners L.P., a company affiliated with the Investor and owned by Mr. Tak. Healthcare BPO Partners, based in Jaipur India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. Services outsourced to this offshore vendor supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica.

Preferred Stock:

     On June 30, 2004, Healthaxis consummated a transaction modifying the terms of its Series A Convertible preferred stock and providing for the issuance to its preferred shareholders of warrants to purchase shares of the Company’s common stock. Under the terms of the agreements with the preferred shareholders, shares of the preferred stock are convertible into shares of the Company's common stock on a one-for-one basis. The preferred shareholders also received warrants with a term of five years entitling them to purchase shares of common stock, on a one-for-one basis, at an exercise price of $5.50 per share (subject to a cashless exercise feature that applies under some circumstances). As of August 5, 2005, there are 2,851,658 preferred shares and 1,000,000 warrants outstanding. The shares of common stock into which the shares of preferred stock are convertible and with respect to which the warrants are exercisable represent approximately 22% of our common stock on a fully diluted basis as of that date. Holders of the preferred stock have no liquidation preference, no voting rights except as required by law, the right to receive a nominal dividend of $0.0001 per share semi-annually (aggregating less than $1,000 per year in total) and otherwise on a pro-rata basis to the extent that dividends are paid to holders of common stock, limited anti-dilution rights in the context of stock splits, stock dividends and similar transactions, and no redemption rights.

     The shares of preferred stock are convertible into shares of common stock at the option of a preferred shareholder at any time, and in any amount, on or after June 30, 2005. However, the agreements restrict the number of shares of common stock that may be sold in the public markets below a price of $3.50 per share. In the event of the transfer of shares of preferred stock in accordance with the terms of the agreements with the preferred shareholders, the preferred stock automatically converts into shares of common stock. Healthaxis may compel conversion of the preferred stock or exercise of the warrants granted to the preferred shareholders under some circumstances.

Critical Accounting Policies

     Critical accounting policies are those which are most important to the financial statement presentation and that require the most difficult, subjective complex judgments. There have been no changes in the Company’s critical accounting policies as described in the Company’s Form 10-K for the year ended December 31, 2004.

Results of Operations

Three months ended June 30, 2005 compared to three months ended June 30, 2004

	(Table in thousands)
	Three Months Ended June 30,
	2005	2004	Change

Revenues	$4,011	$3,894	$117
Cost of revenues	3,696	4,024	(328)

Gross profit	$315	$(130)	$445

% of revenue	8%	(3%)

     Revenues were up approximately $117,000 (3%) in the three months ended June 30, 2005 compared to the same period in 2004. Increases in professional services revenue of $90,000, transaction revenue of $52,000 and recurring PEPM license fee revenue of $148,000 were primarily the result of the expansion and increased number of covered lives with one of our larger clients. This increase was partially offset by a decline of $145,000 in data capture revenue primarily the result of a customer in a run-off stage.

     Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. Cost of revenues declined $328,000 (8%) in the three months ended June 30, 2005 compared to the same period in 2004. Cost of revenues was 92% of revenues in the 2005 period compared to 103% in the 2004 period. Approximately $257,000 of the decrease in costs was due to lower personnel and contractor costs resulting from staff reductions. An additional $62,000 of the decline in costs was due to reduced costs of travel and entertainment, supplies and other costs related to the staff reductions.

	(Table in thousands)
	Three Months Ended June 30,
	2005	2004	Change

Sales and marketing expense	$254	$341	$(87)
General and administrative expense	813	1,106	(293)
Reversal of contingent tax liability	(979)	--	(979)
Lease abandonment charge	500	--	500
Amortization of intangibles	--	252	(252)
Interest and other income, net	20	13	7
Interest expense	(72)	(61)	11

     Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising. Sales and marketing expenses decreased $87,000 (26%) in the three months ended June 30, 2005 compared to the same quarter of 2004 due to changes in the sales staff. Lower personnel costs, consulting fees and the related decrease in travel resulted in a decline of $111,000. This decline in expenses was partially offset by an increase of $32,000 in increased marketing expenses, including collateral material and trade show attendance.

     General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses decreased $293,000 (26%) in the three months ended June 30, 2005 compared to the same quarter of 2004. The decline as due to a reduction in outside professional fees for legal, accounting and consulting related to expenses incurred in 2004 for the preferred stock conversion.

     Reversal of contingent tax liability of $979,000 was recorded as a credit to the Statement of Operations in the three months ended June 30, 2005. This was a result of the expiration of the applicable statute of limitation period in the second quarter 2005. There was no such credit for in 2004.

     Lease abandonment charge consists of expenses related to the Company’s former headquarters, which was abandoned in favor of a new office lease in June 2005. The $500,000 charge in the three months ended June 30, 2005 includes relocation costs incurred to date and the write-off of certain assets abandoned in the move, plus an accrual for the future rent and certain rent related obligations of the former headquarters. There was no such charge in 2004.

     Amortization of intangibles includes the amortization of developed software and customer base acquired in the January 2001 Healthaxis merger. These expenses were reduced $252,000 in the three months ended June 30, 2005 compared to the same quarter of 2004, as these intangible assets were fully amortized in January 2005.

     Interest and other income, net increased $7,000 (54%) in the three months ended June 30, 2005 compared to the same quarter of 2004 due primarily to higher balances of cash resulting from the financing transaction completed in May 2005.

     Interest expense increased $11,000 in the three months ended June 30, 2005 compared to the same quarter of 2004. Interest expense is primarily related to the note payable to UICI.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

	(Table in thousands)
	Six Months Ended June 30,
	2005	2004	Change

Revenues	$8,137	$8,143	$(6)
Cost of revenues	7,792	8,377	(585)

Gross profit	$345	$(234)	$579

% of revenue	4%	(3)%

     Revenues were down $6,000 in the six months ended June 30, 2005 compared to the same period in 2004. The loss of a data capture client, now in a run-off stage, resulted in a $339,000 reduction in data capture revenue. This decline was offset by increases in professional services revenue of $144,000 and recurring PEPM license fee revenue of $220,000, which was primarily the result of the expansion and increased number of covered lives with one of our larger clients, as well as increased project work with several other clients. Small declines in other revenues account for the remaining net reduction for the comparable periods.

     Cost of revenues declined $585,000 (7%) in the six months ended June 30, 2005 compared to the same period in 2004. Cost of revenues was 96% of revenues in 2005 compared to 103% in 2004. Approximately $438,000 of the decrease in costs was due to lower personnel and contractor costs resulting from staff reductions. An additional $124,000 of the decline in costs was due to reduced costs of travel and entertainment, supplies and other costs related to the staff reductions.

	(Table in thousands)
	Six Months Ended June 30,
	2005	2004	Change

Sales and marketing expense	$467	$634	$(167)
General and administrative expense	1,457	2,074	(617)
Reversal of contingent tax liability	(979)	--	(979)
Lease abandonment charge	500	--	500
Amortization of intangibles	84	528	(444)
Interest and other income, net	28	40	(12)
Interest expense	(127)	(125)	2

     Sales and marketing expenses decreased $167,000 (26%) in the six months ended June 30, 2005 compared to the same period of 2004. Lower personnel costs, consulting fees and the related decrease in travel and supplies resulted in a decline of $193,000. This decline in expenses was partially offset by an increase of $29,000 in increased marketing expenses, including collateral material and trade show attendance.

     General and administrative expenses decreased $617,000 (30%) in the six months ended June 30, 2005 compared to the same period of 2004. The decline was due primarily to a reduction in outside professional fees for legal, accounting and consulting services. Approximately $373,000 of that decline was specifically related to expenses incurred in 2004 for the preferred stock conversion.

     Reversal of contingent tax liability of $979,000 was recorded as a credit to the Statement of Operations in the six months ended June 30, 2005. This was a result of the expiration of the applicable statute of limitation period in the second quarter 2005. There was no such credit for in 2004.

     Lease abandonment charge consists of expenses related to the Company’s former headquarters, which was abandoned in June 2005 in favor of a new office lease completed in April 2005. The $500,000 charge in the six months ended June 30, 2005 includes relocation costs incurred to date and the write-off of certain assets abandoned in the move, plus an accrual for the future rent and certain rent related obligations of the former headquarters. There was no such charge in 2004.

     Amortization of intangibles was reduced $444,000 (84%) in the six months ended June 30, 2005 compared to the same period of 2004, as the developed software and customer base were fully amortized in January 2005.

     Interest and other income, net decreased $12,000 in the six months ended June 30, 2005 compared to the same period of 2004 due to lower cash balances during most of the 2005 period, prior to the financing transaction in May, and lower balances on notes receivable resulting from the normal course of collections.

     Interest expense was relatively unchanged during the six months ended June 30, 2005 compared to the same period of 2004. Interest expense is primarily related to the note payable to UICI.

Liquidity and Capital Resources

Overview of Cash Resources

     At June 30, 2005, our cash and cash equivalents amounted to $6.5 million compared to $3.9 million at December 31, 2004 and $2.6 million at March 31, 2005. The sources and uses of cash during the first six months of 2005 are described more fully in “ - Analysis of Cash Flows” below. The Company entered into a Purchase Agreement with Tak Investments, Inc., which closed on May 13, 2005, and which provided the Company with an additional source of liquidity as more fully described in“ – Overview –Financing Transaction” above. Upon closing, the Company received $5.0 million in gross proceeds in exchange for 2,222,222 shares of the Company’s common stock and warrants. Additionally, the Company has taken other actions to address its operating losses, which have historically resulted in declining cash balances. These steps include increasing the Company’s marketing and sales efforts and implementing further productivity improvements. The Company’s focus is on revenue generation and positive cash flow, however there can be no assurances if or when that will occur. We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months.

Analysis of Cash Flows

     Cash used in operating activities for the six months ended June 30, 2005 was approximately $1.4 million as compared to $1.5 million for the same period in 2004. The reduced net loss in 2005 was offset by changes in various working capital accounts, primarily accounts receivable. Changes in working capital generated $18,000 cash in the 2005 period as opposed to $739,000 million cash generated for the comparable period in 2004.

     Cash used in investing activities for the six months ended June 30, 2005 was $357,000 as compared to $354,000 for the same period in 2004. The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software. The primary use of cash in the 2005 period was $307,000 of property, equipment and software. This excludes $254,000 of furniture and fixtures acquired with a capital lease in connection with the new office lease, entered into in April 2005, for relocation of the Company’s headquarters. See”- Lease and Other Commitments” below.

     Cash generated in financing activities for the six months ended June 30, 2005 was approximately $4.3 million as compared to cash used of $221,000 for the same period in 2004. Proceeds from the sale of common stock in May 2005 as further described in “– Overview –Financing Transaction” above was the source of $4.3 million in cash, net of all closing and transaction costs. In addition, $223,000 preferred stock dividend payments were made in January 2004. In June 2004, the terms of the preferred stock were amended and now contain only a nominal dividend aggregating to less than $1,000 per year. See “-Overview – Preferred Stock” above. Principle payments on our note payable to UICI of $327,000 during 2005 and $303,000 in the comparable period in 2004 were netted against accounts receivable from UICI. The Consolidated Statements of Cash Flows for the six months ended June 30, 2004 have been reclassified to reflect this as a non-cash financing activity. See “ - Note Payable to UICI” below.

Note Payable to UICI

     On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48.3% of the Company’s then outstanding common stock; 1,424 shares of Series A Convertible preferred stock, or 6.1% of the then outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note, which is due over three years and bears interest at 6%. Monthly payments on the promissory note are paid through deductions from the monthly invoices for services provided by the Company to certain UICI subsidiaries. The amount of the monthly payment is equal to the greater of one half of the invoice amount for such services or $65,000. A balloon principal payment is due at the maturity of the note if the note has not been paid through the monthly payments. During the six-month period ended June 30, 2005, the Company netted against accounts receivable an aggregate of $403,000 under the promissory note, of which $327,000 was principal and $76,000 was interest. This is reflected as a non-cash financing transaction in the Company’s Consolidated Statements of Cash Flows. As of June 30, 2005, the balance due under the promissory note is $2.4 million (of which $657,000 is classified as short-term).

Lease and Other Commitments

     Healthaxis has certain capital and operating lease commitments over the next five years. These leases are primarily for office space and data processing equipment. In April 2005, the Company entered into a lease for approximately 20,000 square feet of office space located at 7301 North State Highway 161, Irving, Texas. The new lease was entered into with the intent of relocating the corporate headquarters from the present location at 5215 North O’Connor Blvd, Irving, Texas, where the Company occupies approximately 31,300 square feet. Lease payments on the new lease will start on January 1, 2006, which coincides with the termination of the North O’Connor Blvd. lease on December 31, 2005. The new lease also provides terms under which ownership of certain furniture and equipment will be conveyed to the Company in April 2007, providing that the Company has met its obligations under the lease at that time. While the Company plans to continue to make payments on the North O’Connor lease until its expiration in December 2005, the relocation of employees, equipment and related materials was substantially completed in the second quarter of 2005. As such, the Company accrued a lease abandonment charge, based upon the future lease payment obligation as of the cease-use date plus other relocation expenses. Based upon the reduced square footage and the lower rental rate per square foot of the new facility, the Company expects a cash savings of over $700,000 per year, including lease expenses, utilities, parking, and property taxes, commencing in January 2006.

     Healthaxis has no other significant cash commitments other than those required by the normal day-to-day operation of its business.

Recently Adopted Accounting Pronouncements

     None

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Following approval by the Company’s common shareholders, on May 13, 2005 the Company closed a financing transaction with Tak Investments, Inc. (the “Investor”), a Delaware corporation owned by Mr. Sharad Tak. Under the terms and conditions of the Stock and Warrant Purchase Agreement with the Investor (the “Purchase Agreement”), the Company issued to the Investor 2,222,222 shares of common stock at a per share purchase price of $2.25 for an aggregate initial investment of $5.0 million. The Investor also received at the Closing three warrants (the “Warrants”). The first Warrant, which provides for an exercise price of $2.25 per share of common stock and a term of two years, permits the Company to call the exercise of up to 3,333,333 shares of common stock under certain conditions, but only permits the Investor to exercise the Warrant for up to 2,222,222 shares of common stock. The Company’s ability to call the exercise of the first Warrant is subject to the satisfaction of certain conditions, including unanimous approval of such action by the Company’s Board of Directors (which requires the approval of the Investor’s designees to the Board). The Investor also received two additional warrants representing the right to purchase additional shares of common stock. The second warrant, which has an exercise price of $2.70 and a three-year term, permits the Investor to purchase up to 1,388,889 additional shares of common stock. Of that total, 555,556 shares are immediately available to be exercised by the Investor and 833,333 shares are dependent upon the amount ultimately invested under the first warrant. The third warrant, which has an exercise price of $3.15 and a four-year term, permits the Investor to purchase up to 1,388,889 additional shares of common stock. Of that total, 555,556 shares are immediately available to be exercised by the Investor and 833,333 shares are dependent upon the amount ultimately exercised under the first warrant.

     The sale of these securities was exempt from registration by virtue of Rule 506 of Regulation D promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     A Special Meeting of Common Shareholders of Healthaxis Inc. was held on May 11, 2005 in Irving, Texas for the purpose of approving the financing transaction contemplated by the Purchase Agreement, subject to certain investor rights and registration rights. The vote was as follows:

Shares Voted For	Percentage Voted For	Shares Voted Against	Shares Abstained

1,837,250	88.1%	208,448	40,253

     The Annual Meeting of the Common Shareholders of Healthaxis Inc. was held on June 29, 2005 in Irving, Texas for the purpose of considering and acting upon the following:

Proposal	Shares Voted For	Percentage Voted For	Shares Voted Against	Shares Abstained

#1 Election of Directors:

James J. Byrne	4,416,147	92.2%	371,531	--
John W. Coyle	4,418,997	92.3%	368,681	--
Thomas L. Cunningham	4,424,947	92.4%	362,731	--
Adam J. Gutstein	4,416,197	92.2%	371,481	--
Kevin F. Hickey	4,422,147	92.4%	365,561	--
James W. McLane	4,394,497	91.8%	393,181	--

#2 Approval of the 2005 Incentive Stock Plan	2,558,544	81.8%	567,970	1,837

#3 Ratification of McGladrey and Pullen, LLP	4,773,632	99.7%	13,576	470
as the Company’s independent public
accountants

Item 5. Other Information.

     Not Applicable.

Item 6. Exhibits

10.1	Stock and Warrant Purchase Agreement dated as of February 23, 2005, between Healthaxis Inc. and Tak Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 17, 2005).

10.2	Warrant (#1) executed by Healthaxis Inc. in favor of Tak Investments, Inc. for up to 3,333,333 common shares (incorporated by reference to Exhibit 10.2 to the Form 8-K filed May 17, 2005).

10.3	Warrant (#2) executed by Healthaxis Inc. in favor of Tak Investments, Inc. for up to 1,388,889 common shares (incorporated by reference to Exhibit 10.3 to the Form 8-K filed May 17, 2005).

10.4	Warrant (#3) executed by Healthaxis Inc. in favor of Tak Investments, Inc. for up to 1,388,889 common shares (incorporated by reference to Exhibit 10.4 to the Form 8-K filed May 17, 2005).

10.5	Investor Rights Agreement dated as of May 13, 2005 between Healthaxis Inc. and Tak Investments, Inc. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed May 17, 2005).

10.6	Registration Rights Agreement dated as of May 13, 2005 between Healthaxis Inc. and Tak Investments, Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed May 17, 2005).

10.7	Remote Resourcing Agreement dated as of May 13, 2005 between Healthaxis, Ltd. and Healthcare BPO Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Form 8-K filed May 17, 2005).

10.8	Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and James W. McLane (incorporated by reference to Exhibit 10.8 to the Form 8-K filed May 17, 2005).

10.9	Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and John M. Carradine (incorporated by reference to Exhibit 10.9 to the Form 8-K filed May 17, 2005).

10.10	Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and J. Brent Webb (incorporated by reference to Exhibit 10.10 to the Form 8-K filed May 17, 2005).

10.11	Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and Jimmy D. Taylor (incorporated by reference to Exhibit 10.11 to the Form 8-K filed May 17, 2005).

10.12	Employment Agreement between Healthaxis, Ltd. and Lawrence F. Thompson dated May 13, 2005 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 18, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: August 15, 2005	By: /s/ James W. McLane

James W. McLane, Chairman and Chief Executive Officer (Principal Executive Officer)

By: /s/ Jimmy D. Taylor

Jimmy D. Taylor, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.2	Stock and Warrant Purchase Agreement dated as of February 23, 2005, between Healthaxis Inc. and Tak Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 17, 2005).

10.2	Warrant (#1) executed by Healthaxis Inc. in favor of Tak Investments, Inc. for up to 3,333,333 common shares (incorporated by reference to Exhibit 10.2 to the Form 8-K filed May 17, 2005).

10.3	Warrant (#2) executed by Healthaxis Inc. in favor of Tak Investments, Inc. for up to 1,388,889 common shares (incorporated by reference to Exhibit 10.3 to the Form 8-K filed May 17, 2005).

10.4	Warrant (#3) executed by Healthaxis Inc. in favor of Tak Investments, Inc. for up to 1,388,889 common shares (incorporated by reference to Exhibit 10.4 to the Form 8-K filed May 17, 2005).

10.5	Investor Rights Agreement dated as of May 13, 2005 between Healthaxis Inc. and Tak Investments, Inc. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed May 17, 2005).

10.6	Registration Rights Agreement dated as of May 13, 2005 between Healthaxis Inc. and Tak Investments, Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed May 17, 2005).

10.7	Remote Resourcing Agreement dated as of May 13, 2005 between Healthaxis, Ltd. and Healthcare BPO Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Form 8-K filed May 17, 2005).

10.8	Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and James W. McLane (incorporated by reference to Exhibit 10.8 to the Form 8-K filed May 17, 2005).

10.9	Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and John M. Carradine (incorporated by reference to Exhibit 10.9 to the Form 8-K filed May 17, 2005).

10.10	Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and J. Brent Webb (incorporated by reference to Exhibit 10.10 to the Form 8-K filed May 17, 2005).

10.11	Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and Jimmy D. Taylor (incorporated by reference to Exhibit 10.11 to the Form 8-K filed May 17, 2005).

10.12	Employment Agreement between Healthaxis, Ltd. and Lawrence F. Thompson dated May 13, 2005 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 18, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.