Form 10-K/A
period 2004-12-31
HEALTHAXIS INC
filed 2005-11-10
CIK 768892

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-13591

HEALTHAXIS INC.
(Exact name of Registrant as specified in its charter)

Pennsylvania	5215 N. O’Connor Blvd. 800 Central Tower Irving, Texas 75039	23-2214195
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices including zip code)	(I.R.S. Employer Identification Number)

(972) 443-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 Par Value
Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K:  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES              NO     X

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

As of March 11, 2005, the Registrant had 3,766,633 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Healthaxis Inc.

Table of Contents

		Page
PART II
Item 6.	Selected Financial Data	2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 8.	Financial Statements and Supplementary Data	20
Item 9A.	Controls and Procedures	52

PART IV
Item 15.	Exhibits and Financial Statement Schedules	54

EXPLANATORY NOTE

This Form 10-K/A amends the annual report of Healthaxis Inc. on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005, to reflect certain adjustments to the Company’s financial statements for the years ended December 31, 2004 and 2003.

Two items have been identified that require adjustment. One item relates to classification of our payments on a promissory note issued on September 30, 2003, which were netted against accounts receivable for services rendered to the same entity. An adjustment to reflect this offset as a non-cash financing transaction is made to the Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, in the amounts of $799,000 and $138,000 respectively. The second item relates to the calculation of the fair value of the Company’s modified preferred stock and warrants, as modified and issued on June 30, 2004. This adjustment changes the net loss attributable to common shareholders from $5.7 million ($1.99 per share) to $9.9 million ($3.48 per share) on the Consolidated Statement of Operations for the year ended December 31, 2004. There is no impact to the Consolidated Balance Sheets or the Consolidated Statement of Changes in Stockholders Equity, or to the Company’s net loss as reported for all periods included herein. The restated items are described more fully in Note 18 of the Consolidated Financial Statements and in the Company’s Form 8-K filed with the SEC on October 27, 2005.

As a result of these restatements, this Form 10-K/A contains changes to: Item 6 — Selected Financial Data; Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8 — Financial Results and Supplementary Data; and Item 9A — Controls and Procedures. In addition, pursuant to the rules of the SEC, Item 15 of this Form 10-K/A contains the currently dated certificates from our Chief Executive Officer and our Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and our Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, and 32.1, respectively.

This amendment is limited in scope to the portions of the Form 10-K identified above that reflect the effects of the restatement, and does not amend, update or change any other items or disclosures contained in the Form 10-K.

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

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(As Restated)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$16,162	$20,851	$19,816	$23,105	$21,444

Expenses:
Cost of revenues	15,905	19,573	21,355	24,557	29,741
Sales and marketing	1,475	948	1,951	3,225	3,585
General and administrative	3,489	3298	3,745	13,492	12,380
Research and development	—	30	366	1,479	974
Restructuring and impairment charges	—	—	6,232	279,607	—
Loss on sale of building	—	—	—	2,498	—
Amortization of intangibles	1,032	1,296	1,300	12,471	37,280
Total expenses	21,901	25,145	34,949	337,329	83,960

Operating loss	(5,739)	(4,294)	(15,133)	(314,224)	(62,516)

Gain on extinguishments of debt	—	—	16,388	1,681	1,925
Interest expense and other income, net	(219)	30	(427)	(2,795)	(2,977)
Income (loss) before minority interest	(5,958)	(4,264)	828	(315,338)	(63,568)

Minority interest in loss of subsidiary	—	—	—	3,080	35,988

Income (loss) before provision for income taxes	(5,958)	(4,264)	828	(312,258)	(27,580)

Income tax provision	—	—	—	—	585
Income (loss) from continuing operations	(5,958)	(4,264)	828	(312,258)	(26,995)
Loss from sale of discontinued operations	—	—	(3,564)	—	(2,300)
Gain (loss) from discontinued operations	—	—	850	1,686	(5,721)
Loss before cumulative effect of accounting change	(5,958)	(4,264)	(1,886)	(310,572)	(35,016)

Cumulative effect of accounting change	—	—	(6,674)	—	—

Net loss	(5,958)	(4,264)	(8,560)	(310,572)	(35,016)

Less: Cash dividends on preferred stock	—	(690)	(198)	—	—
Less: Fair value of consideration transferred over carrying value of preferred stock	(3,973)	—	—	—	—

Net loss applicable to common stock	$(9,931)	$(4,954)	$(8,758)	$(310,572)	$(35,016)
Basic and diluted income (loss) per share of common stock:
Continuing operations	$(3.48)	$1.05)	$.12	$(62.27)	$(20.64)
Discontinued operations	—	—	(.51)	.34	(6.13)
Cumulative effect charge	—	—	(1.24)	—	—
Net loss	$(3.48)	$(1.05)	$(1.63)	$(61.93)	$(26.77)

Weighted average common shares and equivalents used in computing basic and diluted (loss) income per share	2,857	4,699	5,361	5,015	1,308

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Balance Sheet Data:
Cash	$3,930	$7,887	$11,380	$13,149	$17,170
Total assets	20,681	27,114	33,657	57,546	711,292
Notes payable (excluding current portion)	2,041	2,697	—	—	—
Convertible debenture	—	—	—	27,134	27,367
Preferred stock	3,100	5,899	6,280	—	—
Total stockholders’ equity including preferred stock	12,822	18,747	27,608	22,389	216,495

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially form those discussed in the forward looking statements as a result of various factors, including those set forth under “Business-Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2005 and under “Risk Factors” in the Company’s Registration Statement on Form S-3 filed with the SEC on June 21, 2005. You should read the following discussion and analysis in conjunction with “Selected Consolidated Financial Data” included in this report, as well as our consolidated financial statements and related notes thereto appearing elsewhere in this report.

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

Convertible Debenture Exchange.    On July 31, 2002 the Company completed a transaction providing for the cancellation of its $27.5 million 2% convertible debentures in exchange for issuance to the debenture holders of shares of Series A Convertible Preferred Stock (“Preferred Stock”) and the payment of $4.0 million cash. The Preferred Stock was convertible into shares of Healthaxis common stock at a conversion price of $15.50 (subject to downward adjustment in certain events), and carried a fixed dividend rate of 2% per annum, payable semi-annually in cash or shares of common stock. As more fully described in Note 10 to Notes to Consolidated Financial Statements, the Preferred Stock contained, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the Preferred Stock plus all accrued but unpaid dividends, and in the event of our failure to comply with certain contractual provisions, redemption rights. The holders of the Preferred Stock did not have general voting rights, although they did have the right to vote separately as a class in connection with some matters. As described in “Overview — Preferred Stock” above, the terms of the Series A Preferred Stock were significantly modified on June 30, 2004.

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

	(Table in thousands)
	Year Ended Dec. 31,
	2004	2003	Change
Sales and marketing expense	$1,475	$948	$527
General and administrative expense	3,489	3,298	191
Research and development expense	—	30	(30)
Amortization of intangibles	1,032	1,296	(264)
Interest and other income, net	25	139	(114)
Interest expense	(244)	(109)	135

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

As more fully disclosed in “— Overview — Significant Projects” above, a charge was taken in the fourth quarter 2003 related to the State of Washington project. The charge consisted of a $314,000 write-off of all assets and liabilities related to the project, plus an accrual of $106,000 for costs incurred on the project in early 2004 prior to the time that work was stopped. Other factors affecting costs of revenues for Technology & Operations included non-recurring impairment charges related to software and equipment totaling $715,000 in 2002 and reduced amortization and depreciation charges of $560,000 in 2003 as more assets became fully depreciated, reflecting a slower acquisition trend over the last three years. These reductions were partially offset in 2003 by an increase in subcontractor fees of $401,000 related to outsourced work for our two government contracts.

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

Other Corporate-wide Items:

	(Table in thousands)
	Year Ended December 31,
	2003	2002	Change
Sales and marketing expense	$948	$1,951	$(1,003)
General and administrative expense	3,298	3,745	(447)
Research and development expense	30	366	(336)
Restructuring and impairment charges	—	6,232	(6,232)
Amortization of intangibles	1,296	1,300	(4)
Gain on extinguishments of debt	—	16,388	(16,388)
Interest and other income, net	139	32	107
Interest expense	(109)	(459)	(350)
Loss from sale of discontinued operations	—	(3,564)	(3,564)
Gain from discontinued operations	—	850	(850)
Cumulative effect of accounting change	—	(6,674)	(6,674)

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

Liquidity and Capital Resources

Overview of Cash Resources

At December 31, 2004, our cash and cash equivalents amounted to $3.9 million compared to $7.9 million at December 31, 2003. The sources and uses of cash during 2004 are described more fully in “Analysis of Cash Flows” below. We have experienced repeated losses, with the result that our cash resources have declined. The Company’s focus is on positive cash generation. We have been taking measures to address our liquidity needs, including increasing our marketing and sales efforts, implementing further productivity improvements and seeking new sources of capital. To this end, the Company recently entered into a Purchase Agreement with Tak Investments, Inc., and if the related transactions are consummated, the funds from the issuance of shares of the Company’s common stock will provide the Company with an additional source of liquidity. Please see “— Overview — Purchase Agreement with Tak Investments” for a summary of the potential transactions with Tak Investments, Inc. No assurance can be given that the transactions contemplated by the Purchase Agreement will be consummated or that any or all of the foregoing liquidity initiatives will prove successful. We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months, even if one were to assume that the financing transactions contemplated by the Purchase Agreement with Tak Investments, Inc. were not completed. However, in the event that we are unable to maintain or increase our revenues, or effectively reduce our expenses to a level commensurate with our revenues, or raise additional capital, then our business would likely be adversely affected.

The Company is encumbered with certain costs of being a public company, which cause its overhead structure to be higher than that normally associated with a company its size. The Company’s general and administrative expenses as a percent of revenue were 22%, 16% and 19% during 2004, 2003 and 2002 respectively. Management believes the fixed costs of remaining a public company will continue to be a significant burden on operating results until offsetting revenue growth is achieved. The increased percentage in 2004 was primarily the result of increased legal and accounting expenses incurred in connection with the Preferred Stock Modification Agreement (see “— Overview — Preferred Stock” above), and as result of reduced revenues.

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

Analysis of Cash Flows

Cash used in operating activities for the year ended December 31, 2004 was approximately $2.8 million as compared to $1.2 million and $2.1 million for the same periods in 2003 and 2002, respectively. The increase in cash used in 2004 compared to 2003 was primarily due to a $1.7 million increase in the net loss and an $816,000 reduction in depreciation expenses from 2003, partially offset by an improvement in working capital of $840,000. Cash used in 2004 was roughly the same as in 2002 despite a reduction in the net loss. The net loss in 2002 included a number of non-cash expenses and gains as detailed in the Consolidated Statements of Cash Flows.

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

Cash used in financing activities for the year ended December 31, 2004 was $223,000 as compared to $1.2 million for the same period in 2003 and cash generated of $2.0 million in 2002. The decrease in cash used in 2004 compared to 2003 was due to a $467,000 reduction in payments on preferred stock dividends resulting from amending and restating the terms of the preferred stock agreements completed in June 2004. See “Overview — Preferred Stock” above. The initial $500,000 payment to UICI for purchasing Healthaxis’ stock and warrants in 2003 also contributed to the increased expenditures in that year. Subsequent principal and interest payments of $799,000 and $138,000 in 2004 and 2003, respectively, were netted against accounts receivable and therefore are reflected as a non-cash financing activity in the Consolidated Statements of Cash Flows. See “Overview — Repurchase of Securities Held by UICI” above. The $2.0 million cash generated in 2002 was largely the net effect of $6.4 million received from UICI related to the early termination of the Services Agreement, partially offset by a $4.0 million payment on the cancellation of the convertible debentures. Both of these transactions are fully described in the “Overview — Termination of UICI Services Agreement” and the “Overview — Convertible Debenture Exchange” sections above.

Contractual Obligations

The following table summarizes the Company’s known contractual obligations (in $000s) as of December 31, 2004:

	Total	Less than 1 Year	1–3 Years	3–5 Years	After 5 Years
Long term debt obligations (1)	$2,678	$637	$2,041	$—	$—
Operating lease obligations (2)	1,089	991	98	—	—
Purchase obligations (3)	370	170	200	—	—
Other long-term liabilities (4)	929	135	174	159	461
Total	$5,066	$1,933	$2,513	$159	$461

(1)	Long-term debt obligations relate to the promissory note payable to UICI, excluding related interest.

(2)	Operating lease obligations consist primarily of leases of office space and various pieces of equipment.

(3)	Purchase obligations consist primarily of contractual obligations for estimated future payments related to the licensing of various software modules that are integrated into Healthaxis’ products.

(4)	Other long-term liabilities consist of estimated payments anticipated for funding of post-retirement benefits for a group of former executives of the Company. The benefits consist primarily of medical and dental insurance.

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

See “— Overview — Revenue Model” above.

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

As described in Note 18 to the consolidated financial statements, the 2004 net loss and loss per share attributed to common stockholders as well as certain items in the consolidated statement of cash flows have been restated.

/s/ McGladrey & Pullen, LLP

Dallas, Texas
March 11, 2005, except for Note 18 as to which the date is November 9, 2005

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

/s/ Ernst & Young LLP

Dallas, Texas
March 24, 2004

Healthaxis Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands except share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$3,930	$7,887
Accounts receivable, net of allowance for doubtful accounts of $48 and $44, respectively	2,368	3,077
Prepaid expenses	635	605
Notes receivable	—	124
Total current assets	6,933	11,693
Property, equipment and software, less accumulated depreciation and amortization of $6,661 and $9,952, respectively	966	1,238
Contract start-up costs, less accumulated amortization of $1,199 and $704, respectively	655	759
Capitalized software, less accumulated amortization of $2,760 and $2,199, respectively	688	990
Customer base, less accumulated amortization of $4,130 and $3,121, respectively	84	1,093
Goodwill	11,276	11,276
Notes receivable	23	—
Other assets	56	65
Total assets	$20,681	$27,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,238	$981
Accrued liabilities	674	795
Deferred revenues	923	888
Notes payable, current portion	637	599
Current portion, post retirement and employment liabilities	135	117
Total current liabilities	3,607	3,380

Notes payable	2,041	2,697
Post retirement and employment liabilities	794	823
Other liabilities	1,417	1,467
Total liabilities	7,859	8,367
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible, 3,100,000 shares issued and outstanding (no liquidation preference) Series A cumulative convertible, issued and outstanding 22,076 shares (liquidation preference $22,076)	3,100	5,899
Common stock, par value $.10: authorized 1,900,000,000 shares, Issued and outstanding 3,518,291 and 2,767,592 shares, respectively	352	277
Additional paid-in capital	444,221	441,464
Accumulated deficit	(434,851)	(428,893)
Total stockholders’ equity	12,822	18,747
Total liabilities and stockholders’ equity	$20,681	$27,114

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Operations

(Dollars in thousands except share data)

	Years Ended December 31,
	2004	2003	2002
	(As Restated)
Revenue	$16,162	$19,422	$17,732
Revenue from affiliates	—	1,429	2,084
Total	16,162	20,851	19,816

Expenses:
Costs of revenues	15,905	19,573	21,355
Sales and marketing	1,475	948	1,951
General and administrative	3,489	3,298	3,745
Research and development	—	30	366
Restructuring and impairment charges	—	—	6,232
Amortization of intangibles	1,032	1,296	1,300
Total expenses	21,901	25,145	34,949
Operating loss	(5,739)	(4,294)	(15,133)
Gain on extinguishment of debt	—	—	16,388
Interest income and other income (expense)	25	139	32
Interest expense	(244)	(109)	(459)
	(219)	30	15,961
Income (loss) from continuing operations	(5,958)	(4,264)	828
Loss from disposal or sale of discontinued operations	—	—	(3,564)
Gain from discontinued operations	—	—	850
Total loss from discontinued operations	—	—	(2,714)
Net loss before cumulative effect of accounting change	(5,958)	(4,264)	(1,886)
Cumulative effect of accounting change	-	—	(6,674)
Net loss	(5,958)	(4,264)	(8,560)
Less: Cash dividends on preferred stock	—	(690)	(198)
Less: Fair value of consideration transferred over carrying value of preferred stock	(3,973)	—	—
Net loss attributable to common stockholders	$(9,931)	$(4,954)	$(8,758)
Income (loss) per share of common stock (basic and diluted)
Continuing operations	$(3.48)	$(1.05)	$0.12
Discontinued operations	—	—	(0.51)
Cumulative effect of accounting change	—	—	(1.24)
Net loss	$(3.48)	$(1.05)	$(1.63)
Weighted average common shares and equivalents used in computing loss per share — basic and diluted	2,856,532	4,699,244	5,360,954

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(Dollars and shares in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Unearned
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Total
Balance, December 31, 2001	—	$—	5,298	$530	$438,154	$(416,069)	$(226)	$22,389
Net loss						(8,560)		(8,560)
Issuance of Series A Convertible Preferred Stock	23	6,280						6,280
Contribution from UICI			(50)	(5)	6,364			6,359
Preferred stock dividends					(198)			(198)
Common stock issued in lieu of interest and severance			118	11	893			904
Employee stock option compensation					307			307
Other			(2)		(6)			(6)
Amortization/forfeiture of unearned compensation					(93)		226	133
Balance, December 31, 2002	23	6,280	5,365	536	445,421	(424,629)	—	27,608

Net loss						(4,264)		(4,264)
Preferred stock dividends					(690)			(690)
Common stock received for payment on note receivable			(12)		(41)			(41)
Repurchase of UICI stock and warrants	(1)	(381)	(2,586)	(259)	(3,260)			(3,900)
Employee stock option compensation					34			34
Balance, December 31, 2003	22	5,899	2,768	277	441,464	(428,893)	—	18,747

Net loss						(5,958)		(5,958)
Modification of Preferred Stock	3,828	(2,049)			2,049			—
Conversion of Preferred Stock to Common	(750)	(750)	750	75	675			—
Exercise of Stock Options			1					—
Employee stock option compensation	—	—	—	—	33	—	—	33
Balance, December 31, 2004	3,100	$3,100	3,518	$352	$444,221	$(434,851)	$—	$12,822

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)
Cash flows from operating activities
Net loss	$(5,958)	$(4,264)	$(8,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	—	—	3,564
Cumulative effect of accounting change	—	—	6,674
Depreciation and amortization	2,626	3,442	4,669
Amortization of unearned compensation	—	—	133
Gain on restructuring/forgiveness of debt	—	—	(16,388)
Bad debt reserve expense	9	55	164
Non-cash restructuring and impairment charges	—	—	6,589
Gain on settlement of severance obligation	—	—	(1,345)
Stock option compensation	33	34	307
Write down of investment in Digital Insurance, Inc.	—	—	227
Common stock issued in lieu of interest and severance	—	—	904
Loss on disposition of assets	53	15	70
Non-cash interest on convertible debt	—	—	57
Changes in operating assets and liabilities:
Accounts receivable	82	110	2,370
Prepaid expenses	(30)	(32)	(236)
Other assets	9	70	19
Costs in excess of billings	—	384	—
Accounts payable and accrued liabilities	359	(509)	(841)
Deferred revenues	35	(825)	(437)
Post retirement and employment liabilities	(11)	(26)	(29)
Other liabilities	(50)	382	(2)
Net cash used in operating activities	(2,843)	(1,164)	(2,091)
Cash flows from investing activities
Software and contract start-up costs capitalized	(649)	(475)	(1,792)
Collection on notes receivable, net	101	183	384
Purchases of property, equipment and software and internally developed capitalized software	(343)	(847)	(263)
Net cash used in investing activities	(891)	(1,139)	(1,671)

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

Cash flows from financing activities
Principal payments on capital lease	—	—	(8)
Termination of UICI contract	—	—	6,359
Buyback of shares from UICI	—	(500)	—
Payment on convertible debentures	—	—	(4,000)
Costs of issuing convertible preferred stock	—	—	(358)
Payment of preferred stock dividends	(223)	(690)	—
Net cash (used in) provided by financing activities	(223)	(1,190)	1,993
Decrease in cash and cash equivalents	(3,957)	(3,493)	(1,769)
Cash and cash equivalents, beginning of year	7,887	11,380	13,149
Cash and cash equivalents, end of year	$3,930	$7,887	$11,380
Supplemental disclosure of cash flow information:
Interest paid	$3	$14	$90
Non-cash financing activities:
Exchange of convertible debentures for convertible preferred stock	$—	$—	$6,638
Exchange of convertible preferred stock for new convertible preferred stock	$2,049	$—	$—
Accounts receivable applied to note and interest payable in lieu of cash	$799	$138	$—

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries
Notes To Consolidated Financial Statements

Note 1 — Organization and Summary of Significant Accounting Policies

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

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date granted in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	(Table in thousands, except per share data)
	2004	2003	2002
Net loss attributable to common shareholders	$(9,931)	$(4,954)	$(8,758)
Stock based compensation expense recorded under the intrinsic value method	33	34	307
Pro forma stock based compensation expense computed under the fair value method	(1,256)	(1,616)	(3,117)
Pro forma net loss applicable to common stock	$(11,154)	$(6,536)	$(11,568)
Loss per share of common stock, basic and diluted:
As reported	$(3.48)	$(1.05)	$(1.63)
Pro forma	$(3.91)	$(1.39)	$(2.16)

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

	As of December 30,
	2004	2003
Options	1,076,359	936,527
Warrants	1,114,071	160,652
Preferred stock	—	1,424,258
Preferred stock — new	3,100,000	0
Total common shares if converted	5,290,430	2,521,437

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

Reclassifications of prior year amounts

Certain prior year amounts have been reclassified to conform with the 2004 presentations.

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

Note 2 — Significant Contracts

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

Note 3 — Property, Equipment and Software

Property, equipment and software, at cost, consist of the following:

		(Table in thousands) December 31,
	Useful Lives (Years)	2004	2003
Computer equipment	3	$4,437	$7,314
Office furniture and equipment	7	1,027	1,319
Leasehold improvements	3-5	434	537
Computer software	1-3	1,729	2,020
		7,627	11,190
Less accumulated depreciation and amortization		(6,661)	(9,952)
		$966	$1,238

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

Note 4 — Goodwill

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

Note 5 — Notes Receivable

Notes receivable consist of the following:

	(Table in thousands) December 31,
	2004	2003
Note receivable from customer, monthly payments of $8, matures December 2004, bears no interest (discounted at 8.75%), unsecured	$—	$88
Notes receivable from current and former employees	23	36
Total	23	124
Less current portion	—	(124)
Notes receivable, non-current	$23	$—

Note 6 — Accrued Liabilities and Other Liabilities

Accrued liabilities and other liabilities consist of the following:

	(Table in thousands) December 31,
	2004	2003
Salaries, benefits and payroll taxes	$590	$389
Dividends and interest	—	223
Taxes	1,362	1,331
Other	139	319
	2,091	2,262
Less other long-term liabilities	(1,417)	(1,467)
Accrued liabilities	$674	$795

Other long-term liabilities at December 31, 2004 and 2003 consist of a contingent tax liability and customer deposits.

Note 7 — Notes Payable

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

Maturities of the note payable for the years subsequent to December 31, 2004 are as follows:

2005	$ 637
2006	2,041
Total	$ 2,678

Note 8 — Post Retirement and Post Employment Liabilities and Employee Benefit Plans

Healthaxis has an obligation to provide certain post retirement benefits, primarily lifetime health, dental and life insurance coverage, to a group of individuals consisting of three former executives and 17 retired employees of a predecessor company, as well as the Company’s former Chairman. Because this obligation exists until the death of the participants, actuarial calculations, which include the use of estimates, are used to determine the carrying value of the liability. These estimates include a life expectancy of 85 years, a discount rate of 6% to calculate the present value of the expected future costs, a 3% annual growth factor for life insurance and a range of 6% – 13% annual growth factor for medical insurance. It is reasonably possible that these estimates could change in the near term. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate results in an approximate $36,000 increase and $36,000 decrease, respectively, on the accumulated post retirement obligation.

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

Benefits expected to be paid for each of the next five years and in aggregate for the five years thereafter are as follows:

(Table in thousands)
2005	$135
2006	82
2007	83
2008	82
2009	74
2010–2014	473

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

Note 9 — Income Taxes

Significant components of deferred taxes consisted of the following:

	(Table in thousands) December 31,
	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$17	$15
Post employment retirement benefits	325	329
Net operating and capital loss carryforwards	52,342	50,787
Accrued expenses and deferred revenues	590	582
Total deferred tax assets	53,274	51,713

Deferred tax liabilities:
Customer base	(29)	(383)
Capitalized software development costs	(475)	(384)
Other, net	(348)	(383)
Total deferred tax liabilities	(852)	(1,150)

Deferred tax asset before valuation allowance	52,422	50,563
Valuation allowance	(52,422)	(50,563)
Net deferred tax asset	$—	$—

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

The reconciliation of the recorded income tax provision to the benefit expected by applying the appropriate statutory income tax rate (35%) to the loss before income taxes is as follows:

	(Table in thousands) Years Ended December 31,
	2004	2003	2002
Amount computed at statutory rate	$(2,085)	$(1,492)	$(2,996)
Change in valuation allowance	2,065	3,383	(890)
Expiration/adjustment of net operating losses	—	(1,690)	4,544
Amortization/impairment of goodwill	—	—	4,561
Gain on extinguishment of debt	—	—	(5,844)
Other permanent differences	20	(201)	625
Total income tax benefit	$—	$—	$—

Note 10 — Stockholders’ Equity

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

The Company has recorded this transaction based upon the calculation of the new preferred stock and warrants. The calculated fair value of the new preferred stock is $8.9 million (3,850,000 shares multiplied by the $2.32 closing sale price of the Company’s common stock on the day of the transaction). The Company estimated the fair value of the warrants to be $940,000 using the Black-Scholes pricing model. The total calculated value of the new preferred stock and warrants is therefore $9.9 million. The $4.0 million difference between the calculated fair value of the new preferred stock and warrants and the carrying value of the old preferred stock of $5.9 million is analogous to a dividend to the preferred stockholders and recorded as such in the Company’s Consolidated Statement of Operations.

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

Note 11 — Stock Options and Warrants

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

The following table summarizes the changes in outstanding Healthaxis stock options and warrants:

	Stock Options		Warrants
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2002	823,974	$23.30	226,911	$51.70
Granted	151,300	7.10	—	—
Exercised	—	—	—	—
Forfeited	(118,969)	21.90	—	—
Expired	—	—	(29,170)	110.30
Outstanding at December 31, 2002	856,305	20.70	197,741	43.10
Granted	186,856	3.40	—	—
Exercised	—	—	—	—
Forfeited	(46,335)	10.25	—	—
Expired	(60,299)	34.03	(37,089)	44.81
Outstanding at December 31, 2003	936,527	16.89	160,652	42.65
Granted	359,700	2.33	1,020,000	5.50
Exercised	(699)	3.43	—	—
Forfeited	(61,011)	8.25	—	—
Expired	(158,158)	22.63	(66,581)	63.86
Outstanding at December 31, 2004	1,076,359	$11.67	1,114,071	$7.26

Options/Warrants exercisable at December 31,	Number of Options	Weighted Avg. Exercise Price of Options	Warrants
2002	709,912	$22.35	195,211
2003	744,280	19.54	160,652
2004	758,828	15.30	1,114,071

Following is a summary of the status of stock options outstanding at December 31, 2004:

Outstanding Options				Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$2.11 – $9.90	712,937	7.86	$4.30	399,651	$5.41
$10.00 – $13.30	152,220	3.85	12.91	148,425	12.98
$21.00 – $28.75	61,768	4.55	25.61	61,318	25.65
$30.00 – $43.30	132,434	1.64	33.86	132,434	33.86
$75.00 – $87.50	17,000	1.85	86.03	17,000	86.03
	1,076,359			758,828

Total stock based compensation for the years ended December 31, 2004, 2003, and 2002 totaled $33,000, $34,000, and $307,000, respectively.

Note 12 — Related Party and Certain Transactions

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

Note 13 — Commitments and Contingencies

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
$1,089

Note 14 — Restructuring and Impairment Charges

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

Note 15 — Gain on Extinguishment of Debt

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

Note 16 — Subsequent Event

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

Note 17 — Quarterly Results of Operations (unaudited)

The following is a tabulation of the Company’s quarterly results of operations for the years ended December 31, 2004 and 2003:

	(Table in thousands, except per share amounts)
	2004
	Q1	Q2	Q3	Q4	Total
Revenue	$4,249	$3,894	$3,942	$4,077	$16,162
Operating expenses	5,890	5,723	5,220	5,068	21,901
Operating loss	(1,641)	(1,829)	(1,278)	(991)	(5,739)
Interest expense and other income, net	(37)	(48)	(50)	(84)	(219)
Net loss	$(1,678)	$(1,877)	$(1,328)	$(1,075)	$(5,958)
Net loss per share of common stock (basic and diluted)	$(0.65)	$(2.07)	$(0.48)	$(0.34)	$(3.48)

The net loss per share attributable to common stockholders has been restated from $.54 to $2.07 for the second quarter 2004, and from a loss of $1.99 to $3.48 for the year 2004, as further described in Note 18 below.

	2003
	Q1	Q2	Q3	Q4	Total
Revenue	$5,231	$5,483	$5,352	$4,785	$20,851
Operating expenses	6,615	6,419	6,149	5,962	25,145
Operating loss	(1,384)	(936)	(797)	(1,177)	(4,294)
Interest expense and other income, net	11	3	3	13	30
Net loss	$(1,373)	$(933)	$(794)	$(1,164)	$(4,264)
Net loss per share of common stock (basic and diluted)	$(0.28)	$(0.20)	$(0.22)	$(0.46)	$(1.05)

Note 18 — Restatement of Financial Statements

The Company has restated certain portions of these consolidated financial statements for the years ended December 31, 2004 and 2003 to correct two items and reflect the corresponding changes described below.

As discussed in Note 7 above, the Company has a promissory note payable to UICI. Because UICI is also a customer of the Company, the promissory note provides for monthly payments to be made to UICI through an offset provision against Healthaxis accounts receivable. Therefore, each month the Company nets the periodic debt payment it owes UICI against accounts receivable from UICI for services rendered. The Company previously reported this repayment procedure in its Consolidated Statements of Cash Flows by reporting a collection in accounts receivable as an increase in working capital, and a source of operating cash flows. It reported the same amount, net of interest, as a payment on the long-term debt as a financing transaction. Payments made in this fashion should be netted against accounts receivable and reflected as non-cash financing transactions in the Consolidated Statements of Cash Flows, and the Company has therefore reclassified payments accordingly, as detailed in the table below:

(Table in thousands)	2004		2003
	As Previously Reported	Restated	As Previously Reported	Restated
Cash Flows from Operating Activities
Changes in operating assets an liabilities:
Accounts receivable	$700	$82	$214	$110
Net cash used in operating activities	(2,225)	(2,843)	(1,060)	(1,164)

Cash Flows from Financing Activities
Payments on note payable to UICI	(618)	—	(104)	—
Net cash used in financing activities	(841)	(223)	(1,294)	(1,190)

Supplemental disclosure of cash flow information:
Interest paid	184	3	48	14

Non-cash Financing Activities
Accounts receivable applied to note and interest payable in lieu of cash	$—	$799	$—	$138

As described in Note 10 above, in June 2004, Healthaxis closed a transaction modifying the terms of its Series A Convertible Preferred Stock and providing for the issuance to its preferred shareholders of warrants to purchase shares of the Company’s common stock. The Company initially recorded this transaction using the estimated fair value that it calculated by performing a valuation of the modified preferred stock and warrants issued in the transaction. The valuation was supported by an independent expert engaged by the Company. The Company has now concluded that the estimated fair value of the preferred stock (convertible into shares of common stock on a one-for-one basis) should be based upon the quoted market price of the Company’s common stock on the date of the transaction. The impact of this change to the Consolidated Statement of Operations is summarized below:

(Table in thousands, except per share data)	2004
	As Previously Reported	Restated
Net loss	$(5,958)	$(5,958)
Plus: Carrying value of preferred stock over fair value of consideration transferred	261	—
Less: Fair value of consideration transferred over carrying value of preferred stock		(3,973)
Net loss attributable to common shareholders	$(5,697)	$(9,931)

Income (loss) per share of common stock
(Basic and fully diluted):	$(1.99)	$(3.48)

There is no impact to the Company’s Consolidated Balance Sheets or the Consolidated Statements of Changes in Stockholders Equity for any period reported resulting from the two items described above.

Item 9A. Controls and Procedures

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by it under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

We have re-evaluated our disclosure controls and procedures in light of the factors that led us to make the restatements to the Company’s Consolidated Financial Statements contained in this report. Based on our review and discussion with our audit committee, we determined that the restatements are necessary to properly present the fair value of the modified preferred stock and warrants, and to reflect the non-cash financing transactions, and have amended our Consolidated Financial Statements included in this Form 10-K/A to present them on a comparable basis with subsequent reports. We continue to believe our disclosure controls and procedures were effective at December 31, 2004. This conclusion is based upon the following: 1) The Company views its internal controls over financial reporting as a component of its overall disclosure controls and procedures. 2) The Company believes that the restatement related to the recording of the modified preferred stock transaction was the result of a different interpretation of the relevant accounting guidance, specifically with respect to the calculation of fair value of the modified preferred stock, and that the hiring of an independent valuation expert to support the Company’s internally calculated fair value reflects the Company’s efforts to record an accurate fair value. Furthermore, this transaction is not one that the Company encounters in its the normal course of business and not expected to be a recurring event. 3) The Company believes that the reclassification related to the UICI debt payments should not change the reader’s view on the overall sources and uses of cash for the accounting periods reported, or the readers opinion of the Company’s overall cash position, future obligations or liquidity. Furthermore, the netting process that lead to the reclassification in the Consolidated Statements of Cash Flows was fully disclosed in Note 7 to the Consolidated Financial Statements, as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Repurchase of Securities Held by UICI. 4) The restatements had no effect on the Company’s reported net loss on the Statement of Operations, and had no effect on the Consolidated Balance Sheets or Consolidated Statement of Changes in Stockholders’ Equity.

Limitations on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The likelihood of achieving the objectives of a control system is affected by limitations inherent in such controls and procedures, including the fact that human judgment in decision-making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process. The

Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls for financial reporting will prevent all error and all fraud. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following consolidated financial statements of Healthaxis Inc. are included in Item 8:

(1)	List of Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2004 and 2003

Consolidated Statements of Operations — Years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits:

The exhibit listing on the accompanying Exhibit Index immediately following the signature page hereof is filed as part of, and is incorporated by reference into, this amendment to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to this report to be signed on its behalf by undersigned, thereunto duly authorized.

HEALTHAXIS INC.

Date: November 9, 2005	By:	/s/ John M. Carradine John M. Carradine President and Chief Executive Officer (Duly Authorized Officer)

Signature	Title	Date
/s/ John M. Carradine John M. Carradine	Chief Executive Officer, President and Director (principal executive officer)	November 9, 2005

/s/ Jimmy D. Taylor Jimmy D. Taylor	Chief Financial Officer (principal financial and accounting officer)	November 9, 2005

* James W. McLane	Chairman of the Board of Directors	November 9, 2005

* James J. Byrne	Director	November 9, 2005

/s/ Aneesh Chopra Aneesh Chopra	Director	November 9, 2005

* John W. Coyle	Director	November 9, 2005

* Thomas L. Cunningham	Director	November 9, 2005

* Adam J. Gutstein	Director	November 9, 2005

* Kevin F. Hickey	Director	November 9, 2005

/s/ Barry L. Reisig Barry L. Reisig	Director	November 9, 2005

*	Signed by Jimmy D. Taylor, Attorney in Fact

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated January 30, 2001.

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

10.1†
Amendment to Amended and Restated Option Agreement, dated as of September 9, 1999. Incorporated by reference to Exhibit (10)(K) to Registrant’s Annual Report on form 10-K for the year ended December 31, 1999.

10.2†
Amendment and Restatement of the Registrant’s Stock Option Plan for Directors, effective July 16, 1996. Incorporated by reference to Exhibit (10)(JJ) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.3†
Registrant’s Amended and Restated Stock Option Plan for Executives, dated December 11, 1996. Incorporated by reference to Exhibit (10)(LL) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.4†	Registrant’s 2000 Stock Option Plan. Incorporated by reference to Exhibit (10)(PPP) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.5†	Amended and Restated Healthaxis.com 1998 Stock Option Plan filed herewith.

Exhibit Number	Description of Exhibits
10.6†	Employment Agreement between Healthaxis.com, Inc., Registrant and James McLane. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 3, 2001.

10.7†	Severance Agreement between Healthaxis.com, Inc., Registrant and Michael Ashker. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed January 3, 2001.

10.8	Prepayment Agreement with Alvin H. Clemens effective March 6, 2002. Incorporated by reference to Exhibit 10.65 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.9†
Change in Control Employment Agreement between James. W. McLane and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.66 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.10†
Change in Control Employment Agreement between John Carradine and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.67 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.11†
Change in Control Employment Agreement between Jonathan B. Webb and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.69 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.12†
First Amendment to change in Control Employment Agreement between James W. McLane and Registrant effective January 1, 2003. Incorporated by reference to Exhibit 10.77 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.13†
First Amendment to change in Control Employment Agreement between John M. Carradine and Registrant effective January 1, 2003. Incorporated by reference to Exhibit 10.78 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.14†
First Amendment to change in Control Employment Agreement between Jonathan B. Webb and Registrant effective January 1, 2003. Incorporated by reference to Exhibit 10.79 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.15†
Change in Control Employment Agreement between Jimmy D. Taylor and Registrant dated as of February 25, 2004. Incorporated by reference to Exhibit 10.84 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

Exhibit Number	Description of Exhibits
10.16†
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

10.23*	Rights Agreement dated as of November 13, 1998 between American Online, Inc. and Registrant.

Exhibit Number	Description of Exhibits
21.1
Subsidiaries of Registrant.
(a) Healthaxis.com, Inc.
(b) Healthaxis Managing Partner, LLC.
(c) Healthaxis Limited Partner, LLC
(d) Healthaxis, Ltd.
(e) Healthaxis Imaging Services, LLC.
(f) Satellite Image Systems (Jamaica) Limited

23.1**	Consent of McGladrey and Pullen, LLP.

23.2**	Consent of Ernst & Young LLP.

24.1*	Power of Attorney (see signature age)

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

†	Management contract or compensatory plan.
*	Previously filed with the Annual Report on Form 10-K on March 31, 2005
**	Filed herewith