Form 10-Q/A
period 2005-03-31
HEALTHAXIS INC
filed 2005-11-10
CIK 768892

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended . . . . . . . . . . . . . . . . March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
For the transition period from . . . . . . . . . . . . . . . . to .. . . . . . . . . . . . . . . .

Commission file number . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 0-13591

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

  Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,766,633 shares of common stock, par value $.10, outstanding as of May 5, 2005.

Healthaxis Inc.

EXPLANATORY NOTE

This Form 10-Q/A amends the quarterly report of Healthaxis Inc. on Form 10-Q for the three-months ended March 31, 2005, filed with the SEC on May 16, 2005, to reflect a reclassification in the Company’s Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2005 and 2004.

The adjustment relates to the classification of our payments on a promissory note issued on September 30, 2003, which were netted against accounts receivable for services rendered to the note holder. An adjustment to reflect this offset as a non-cash financing transaction is made to the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2005 and 2004, in the amounts of $197,000 and $195,000 respectively. The restated item is described more fully in Note H of the Consolidated Financial Statements herein and in the Company’s Form 8-K filed with the SEC on October 27, 2005.

As a result of this restatement, this Form 10-Q/A contains changes to: Item 1 — Consolidated Financial Statements; Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 4 — Controls and Procedures. In addition, pursuant to the rules of the SEC, Item 6 of this Form 10-Q/A contains the currently dated certificates from our Chief Executive Officer and our Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and our Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, and 32.1, respectively.

This amendment is limited in scope to the portions of the Form 10-Q identified above that reflect the effects of the restatement, and does not amend, update or change any other items or disclosures contained in the Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	March 31, 2004	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,569	$3,930
Accounts receivable, net of allowance for doubtful accounts of $48 and $48, respectively	2,543	2,368
Prepaid expenses	918	635
Total current assets	6,030	6,933
Property, equipment and software, less accumulated depreciation and amortization of $6,779 and $6,661, respectively	1,139	1,127
Contract start-up costs, less accumulated amortization of $1,340 and $1,199, respectively	548	655
Capitalized software, less accumulated amortization of $2,793 and $2,760, respectively	409	527
Customer base, less accumulated amortization of $4,214 and $4,130, respectively	—	84
Goodwill	11,276	11,276
Notes receivable	23	23
Other assets	54	56
Total assets	$19,479	$20,681
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,408	$1,238
Accrued liabilities	488	674
Deferred revenues	878	923
Notes payable, current portion	646	637
Current portion, post retirement and employment liabilities	128	135
Total current liabilities	3,548	3,607
Notes payable	1,874	2,041
Post retirement and employment liabilities	796	794
Other liabilities	1,397	1,417
Total liabilities	7,615	7,859
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible, 2,851,658 and 3,100,000 shares issued and outstanding, respectively (no liquidation preference)	2,852	3,100
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 3,766,633 and 3,518,291 shares, respectively	377	352
Additional paid-in capital	444,444	444,221
Accumulated deficit	(435,809)	(434,851)
Total stockholders’ equity	11,864	12,822
Total liabilities and stockholders’ equity	$19,479	$20,681

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

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
	(As Restated)	(As Restated)
Cash flows from operating activities
Net loss	$(958)	$(1,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	465	697
Bad debt reserve	—	4
Stock option compensation	—	9
Change in:
Accounts receivable	(333)	426
Prepaid expenses and other current assets	(281)	(98)
Accounts payable and accrued liabilities	(16)	—
Deferred revenues	(45)	(45)
Other liabilities	(25)	(38)
Net cash used in operating activities	(1,193)	(723)
Cash flows from investing activities
Collection of notes receivable	—	34
Investment in capitalized software and contract start-up costs	(34)	(131)
Purchases of property, equipment and software	(134)	(52)
Net cash used in investing activities	(168)	(149)
Cash flows from financing activities
Payment of preferred stock dividends	—	(223)
Exercise of stock options	—	2
Net cash used in financing activities	—	(221)
Decrease in cash and cash equivalents	(1,361)	(1,093)
Cash and cash equivalents, beginning of period	3,930	7,887
Cash and cash equivalents, end of period	$2,569	$6,794
Non-cash financing activities:
Accounts receivable applied to note and interest payable in lieu of cash	$197	$195

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

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2004.

General

Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers, third party administrators (“TPA”) and preferred provider organizations (“PPO“) provide enhanced claims related services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology on an Application Service Provider (”ASP“) basis. These technology solutions are complemented by Healthaxis’ web-based capabilities and Business Process Outsourcing (”BPO“) services, which are offered to the Company’s ASP clients and on a stand-alone basis. BPO solutions include the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and editing and automated PPO routing (via electronic data interchange or ”EDI“) and repricing. Healthaxis uses its deep domain expertise in health insurance operations to surround the payment of a health insurance claim, to customize services to meet the specific needs of its customers and to produce value for those customers by tapping unrealized potential in the customers’ operations to achieve best results.

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

Note H — Restatement of Financial Statements

The Company has restated certain portions of these consolidated financial statements for the three-month periods ended March 31, 2005 and 2004 to correct an item and reflect the corresponding changes described below.

The Company has a promissory note payable to UICI. Because UICI is also a customer of the Company, the promissory note provides for monthly payments to be made to UICI through an offset provision against Healthaxis accounts receivable. Therefore, the Company nets the periodic debt payment it owes to UICI against accounts receivable from UICI for services rendered. The Company previously reported this repayment procedure in its Consolidated Statements of Cash Flows by reporting a collection in accounts receivable as an increase in working capital, and a source of operating cash flows. It reported the same amount, net of interest, as a payment on the long-term debt as a financing transaction. Payments made in this fashion should be netted against accounts receivable and reflected as non-cash financing transactions. The Company has reclassified payments accordingly in the Consolidated Statements of Cash Flows, as summarized in the table below:

	For the Three Months Ended March 31,
(Table in thousands)	2004		2003
	As Previously Reported	Restated	As Previously Reported	Restated
Cash Flows from Operating Activities
Changes in operating assets an liabilities:
Accounts receivable	$(175)	$(333)	$572	$426
Net cash used in operating activities	(1,035)	(1,193)	(577)	(723)

Cash Flows from Financing Activities
Payments on note payable to UICI	(158)	—	(146)	—
Net cash used in financing activities	(158)	—	(367)	(221)

Non-cash Financing Activities
Accounts receivable applied to note payable in lieu of cash	$—	$197	$—	$195

There is no impact to the Company’s Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004, and there is no impact to the Consolidated Statements of Operations for the three-month periods ended March 31, 2005 and 2004 for the restatement described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning the Company’s financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Business — Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2004, and under the caption “Risk Factors” in the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 27, 2005. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on forward-looking statements.

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

As a part of the Closing, the Company also entered into a five year Remote Resourcing Agreement (the “Resourcing Agreement”) with Healthcare BPO Partners L.P., a company affiliated with the Investor and owned by Mr. Tak . Healthcare BPO Partners will provide India-based personnel and infrastructure that will be utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. The Indian operations, which will be dedicated for the Company’s exclusive use, will be managed by the Company and based in Jaipur, India. These new Indian operations will supplement the Company’s existing operations in Utah, Texas and Jamaica.

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

Liquidity and Capital Resources

Overview of Cash Resources

At March 31, 2005, our cash and cash equivalents amounted to $2.6 million compared to $3.9 million at December 31, 2004. The sources and uses of cash during the first quarter of 2005 are described more fully in “ — Analysis of Cash Flows” below. We have experienced repeated losses, with the result that our cash resources have declined. The Company’s focus is on positive cash generation. We have been taking measures to address our liquidity needs, including increasing our marketing and sales efforts, implementing further productivity improvements and seeking new sources of capital. To this end, the Company entered into a Purchase Agreement with Tak Investments, Inc., which closed on May 13, 2005, and which provided the Company with an additional source of liquidity as more fully described in “— Overview — Financing Transaction” above. Upon closing, the Company received $5.0 million in gross proceeds in exchange for 2,222,222 shares of the Company’s common stock. We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months.

Analysis of Cash Flows

Cash used in operating activities for the three months ended March 31, 2005 was approximately $1.2 million as compared to $723,000 for the same period in 2004. The reduced net loss in 2005 was offset by changes in various working capital accounts, primarily accounts receivable and prepaid expenses. Changes in working capital accounted for a $700,000 use of cash in the 2005 period as opposed to $245,000 cash generated for the comparable period in 2004.

Cash used in investing activities for the three months ended March 31, 2005 was $168,000 as compared to $149,000 for the same period in 2004. The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software.

Cash used in financing activities for the three months ended March 31, 2005 was $0 as compared to $221,000 for the same period in 2004. The decreased use of cash was due primarily to $223,000 payments on preferred stock dividends made in January of 2004. In June 2004, the terms of the preferred stock were amended and now contain only a nominal dividend aggregating to less than $1,000 per year. See “-Overview — Preferred Stock” above. Principle and interest payments on our note payable to UICI of $197,000 during 2005 and $195,000 in the comparable period in 2004 were netted against accounts receivable from UICI and are therefore reflected as non-cash financing transactions in the Consolidated Statements of Cash Flows for all periods presented. See “— Note Payable to UICI” below and Note H to the Consolidated Financial Statements.

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

During the three-month period ended March 31, 2005, the Company netted against accounts receivable an aggregate of $197,000 under the promissory note, of which $158,000 was principal and $39,000 was interest. This is reflected as a non-cash financing transaction in the Company’s Consolidated Statements of Cash Flows. As of March 31, 2005, the balance due under the promissory note is $2.5 million (of which $646, 000 is classified as short-term).

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

We have re-evaluated our disclosure controls and procedures in light of the factors that led us to make the restatements in this report. Based on our review and discussion with our audit committee, we determined that the reclassifications are necessary to reflect the non-cash financing transaction and have amended our financial statements included in this Form 10-Q/A to present them on a comparable basis with subsequent reports. We continue to believe our disclosure controls and procedures were effective at March 31, 2005. This conclusion is based upon the following: 1) The Company views its internal controls over financial reporting as a component of its overall disclosure controls and procedures. 2) The Company believes that the reclassification related to the UICI debt payments should not change the reader’s view on the overall sources and uses of cash for the accounting periods reported, or the readers opinion of the Company’s overall cash position, future obligations or liquidity. Furthermore, the netting process that lead to the reclassifications in the Consolidated Statements of Cash Flows was fully disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Note Payable to UICI”. 3) The restatements had no effect on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets for the periods reported herein.

Limitations on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The likelihood of achieving the objectives of a control system is affected by limitations inherent in such controls and procedures, including the fact that human judgment in decision-making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s disclosure controls or internal controls for financial reporting will prevent all error and all fraud. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 6.	Exhibits
	(10.1)	Sublease Agreement effective April 1, 2005 between BearingPoint,Inc. and Registrant, previously filed with the Quarterly Report on Form 10-Q on May 16, 2005.
	(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
	(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
	(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: November 9, 2005	By: /s/ John M. Carradine John M. Carradine, President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jimmy D. Taylor Jimmy D. Taylor, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

(10.1)	Sublease Agreement effective April 1, 2005 between BearingPoint,Inc. and Registrant, , previously filed with the Quarterly Report on Form 10-Q on May 16, 2005.
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.