Form 10-Q/A
period 2005-06-30
HEALTHAXIS INC
filed 2005-11-10
CIK 768892

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended . . . . . . . . . . . . . . . . . . June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission file number . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . 0-13591

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

Healthaxis Inc.

EXPLANATORY NOTE

This Form 10-Q/A amends the quarterly report of Healthaxis Inc. on Form 10-Q for the three-months ended June 30, 2005, filed with the SEC on August 15, 2005, to reflect an adjustment to the Company’s Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2004. There is no impact or change to the financial results, as reported, for the three-month or six-month periods ended June 30, 2005.

The adjustment relates to the calculation of the fair value of the modified preferred stock and warrants, as modified and issued on June 30, 2004. This adjustment changes the net loss attributable to common shareholders from $1.5 million ($.54 per share) to $5.7 million ($2.07 per share) on the Consolidated Statements of Operations for the three-month period ended June 30, 2004, and from $3.3 million ($1.19 per share) to $7.5 million ($2.72 per share) for the six-month period then ended. There is no impact to the Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or to the Company’s net loss as reported for all periods included herein. The restated items are described more fully in Note G of the Consolidated Financial Statements and in the Company’s Form 8-K filed with the SEC on October 27, 2005.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$6,453	$3,930
Accounts receivable, net of allowance for doubtful accounts of $48	2,374	2,368
Prepaid expenses	813	635
Total current assets	9,640	6,933

Property, equipment and software, less accumulated depreciation and amortization of $8,843 and $9,421, respectively	1,727	1,654
Contract start-up costs, less accumulated amortization of $1,472 and $1,199, respectively	441	655
Customer base, less accumulated amortization of $4,214 and $4,130, respectively	—	84
Goodwill	11,276	11,276
Other assets	80	56
Total assets	$23,164	$20,658

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,526	$1,238
Accrued liabilities	677	674
Accrued charge on lease abandonment	440	—
Deferred revenues	780	923
Current portion of notes payable	657	637
Current portion of post retirement and employment liabilities	124	135
Current portion of capital lease obligations	117	—
Total current liabilities	4,321	3,607

Notes payable, net of current portion	1,694	2,041
Post retirement and employment liabilities, net of current portion	794	794
Capital lease obligations, net of current portion	144	—
Other liabilities	406	1,417
Total liabilities	7,359	7,859

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible, 2,851,658 and 3,100,000 shares issued and outstanding, respectively (no liquidation preference)	2,852	3,100
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 5,988,855 and 3,518,291 shares, respectively	599	352

Additional paid-in capital	448,510	444,221
Notes receivable from employees	(23)	(23)
Accumulated deficit	(436,133)	(434,851)
Total stockholders’ equity	15,805	12,799
Total liabilities and stockholders’ equity	$23,164	$20,658

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
Revenues	$4,011	$3,894	$8,137	$8,143

Expenses:
Costs of revenue	3,696	4,024	7,792	8,377
Sales and marketing	254	341	467	634
General and administrative	813	1,106	1,457	2,074
Reversal of contingent tax liability	(979)	—	(979)	—
Lease abandonment charge	500	—	500	—
Amortization of intangibles	-	252	84	528
Total expenses	4,284	5,723	9,321	11,613

Operating loss	(273)	(1,829)	(1,184)	(3,470)

Interest income and other income, net	20	13	28	40
Interest expense	(72)	(61)	(127)	(125)

Net loss	(325)	(1,877)	(1,283)	(3,555)
Add: Preferred stock dividend reversal	—	110	—	—
Less: Fair value of consideration transferred over carrying value of preferred stock	—	(3,973)	—	(3,973)
Net loss attributable to common shareholders	$(325)	$(5,740)	$(1,283)	$(7,528)

Net loss per share of common stock (basic and diluted)	$(0.07)	$(2.07)	$(0.30)	$(2.72)

Weighted average common shares used in computing loss per share
Basic and diluted	4,938,794	2,768,291	4,321,650	2,768,061

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities
Net loss	$(1,283)	$(3,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	834	1,334
Bad debt reserve	—	8
Loss on disposal of fixed assets	2	—
Reversal of tax accrual	(979)	—
Stock option compensation	—	18
Change in:
Accounts receivable	(333)	613
Prepaid expenses and other current assets	(178)	(168)
Other assets	(24)	20
Accounts payable and accrued liabilities	291	372
Accrued charge on lease abandonment	440	—
Deferred revenues	(143)	(59)
Other liabilities	(35)	(39)
Net cash used in operating activities	(1,408)	(1,456)

Cash flows from investing activities
Collection on notes receivable	—	56
Capitalized software and contract start-up costs	(59)	(273)
Purchases of property, equipment and software	(307)	(137)
Proceeds from sale of property, equipment and software	9	—
Net cash used in investing activities	(357)	(354)

Cash flows from financing activities
Net proceeds from issuance of common stock	4,288	—
Payment of preferred stock dividends	—	(223)
Other	—	2
Net cash generated (used) in financing activities	4,288	(221)
Increase (decrease) in cash and cash equivalents	2,523	(2,031)
Cash and cash equivalents, beginning of period	3,930	7,887
Cash and cash equivalents, end of period	$6,453	$5,856

Non-cash financing activities:
Accounts receivable applied to note and interest payable in lieu of cash	$403	$398

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

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date granted in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	(In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
Net loss, attributable to common shareholders	$(325)	$(5,740)	$(1,283)	$(7,528)
Stock based compensation expense recorded under the intrinsic value method	—	9	—	18
Pro forma stock based compensation expense computed under the fair value method	(168)	(361)	(223)	(642)

Pro forma net loss	$(493)	$(6,092)	$(1,506)	$(8,152)

Loss per share of common stock, basic and diluted
As reported	$(0.07)	$(2.07)	$(0.30)	$(2.72)
Pro forma	$(0.10)	$(2.20)	$(0.35)	$(2.95)

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

Note B — Post Retirement Benefits

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

Note C — Significant Customer Concentrations

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

Note D — Other Liabilities and Contingencies

Other liabilities include $324,000 and $1.3 million of contingent tax liabilities at June 30, 2005 and December 31, 2004. In the period ending June 30, 2005, the Company reversed a contingent tax liability of approximately $979,000 as the related limitation period has expired.

Note E — Financing Transaction

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

Note F— Real Estate Lease

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

Note G — Restatement of Financial Statements

In June 2004, Healthaxis closed a transaction modifying the terms of its Series A Convertible Preferred Stock and providing for the issuance to its preferred shareholders of warrants to purchase shares of the Company’s common stock. The Company initially recorded this transaction using the estimated fair value that it calculated by performing a valuation of the modified preferred stock and warrants issued in the transaction. The valuation was supported by an independent expert engaged by the Company. The Company has now concluded that the estimated fair value of the preferred stock (convertible into shares of common stock on a one-for-one basis) should be based upon the quoted market price of the Company’s common stock on the date of the transaction, in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The impact of this change to the Consolidated Statement of Operations is summarized below:

(Table in $000’s except per share data)	Three-Months Ended June 30, 2004		Six-Months Ended June 30, 2004
	As Previously Reported	Restated	As Previously Reported	Restated
Net loss	$(1,877)	$(1,877)	$(3,555)	$(3,555)
Add: Preferred stock dividend reversal	110	110	—	—
Add: Carrying value of preferred stock over fair value of consideration transferred	261	—	261	—
Less: Fair value of consideration transferred over carrying value of preferred stock		(3,973)		(3,973)
Net loss attributable to common shareholders	$(1,506)	$(5,740)	$(3,294)	$(7,528)

Income (loss) per share of common stock (Basic and fully diluted):	$(0.54)	$(2.07)	$(1.19)	$(2.72)

As noted above, there was no change to the Company’s reported net loss as a result of this adjustment. Additionally, there was no change to the Company’s Consolidated Balance Sheets or to its Consolidated Statements of Cash Flows.

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

Revenue Model

The Company’s revenues consist primarily of application service provider (ASP) fees, transaction fees and professional service fees, as further described below. The ASP services are substantially dependent on the Company’s proprietary software, and agreements with customers contain a license for the use of the relevant software. These licenses provide for use of the software in the Company’s hosted environment and do not give the customer the contractual right to take possession of the software. The customer’s access to the Company’s hosted software is through dedicated data lines or the Internet. With some exceptions, the Company has not historically licensed its benefits administration and claims processing software for installation on customers’ systems and no new such licenses have been granted in 2005 or 2004.

A significant portion of the Company’s revenues is based on providing ASP services to our health insurance company, third-party administrator and self-insured plan customers. The ASP service includes a license to use our benefits administration and claims processing software, including hosting, maintenance and support, which is typically charged on a per-employee-per-month (PEPM), or per-member-per-month (PMPM) basis. In addition, the Company surrounds these hosted software-use rights with such BPO services as imaging, data capture and retrieval, EDI and print and mail services, as well as PPO routing and repricing services, and claims editing services. These services are typically charged on a transaction fee basis, such as per claim, per image and per document. Due to the long-term nature of the ASP arrangement and because all revenue elements included in the collective services are typically not sold separately, the ASP and BPO service revenues are recognized ratably over the term of the agreement and/or as transaction services are provided.

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

Results of Operations

Three months ended June 30, 2005 compared to three months ended June 30, 2004

	(Table in thousands) Three Months Ended June 30,
	2005	2004		Change
Revenues	$4,011	$3,894		$117
Cost of revenues	3,696	4,024		(328)
Gross profit	$315	$(130)		$445
% of revenue	8%	(3%	)

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

	(Table in thousands) Three Months Ended June 30,
	2005	2004	Change
Sales and marketing expense	$254	$341	$(87)
General and administrative expense	813	1,106	(293)
Reversal of contingent tax liability	(979)	—	(979)
Lease abandonment charge	500	—	500
Amortization of intangibles	—	252	(252)
Interest and other income, net	20	13	7
Interest expense	(72)	(61)	11

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

	(Table in thousands) Six Months Ended June 30,
	2005	2004	Change
Sales and marketing expense	$467	$634	$(167)
General and administrative expense	1,457	2,074	(617)
Reversal of contingent tax liability	(979)	—	(979)
Lease abandonment charge	500	—	500
Amortization of intangibles	84	528	(444)
Interest and other income, net	28	40	(12)
Interest expense	(127)	(125)	2

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

Liquidity and Capital Resources

Overview of Cash Resources

At June 30, 2005, our cash and cash equivalents amounted to $6.5 million compared to $3.9 million at December 31, 2004 and $2.6 million at March 31, 2005. The sources and uses of cash during the first six months of 2005 are described more fully in “— Analysis of Cash Flows” below. The Company entered into a Purchase Agreement with Tak Investments, Inc., which closed on May 13, 2005, and which provided the Company with an additional source of liquidity as more fully described in “ — Overview — Financing Transaction” above. Upon closing, the Company received $5.0 million in gross proceeds in exchange for 2,222,222 shares of the Company’s common stock and warrants. Additionally, the Company has taken other actions to address its operating losses, which have historically resulted in declining cash balances. These steps include increasing the Company’s marketing and sales efforts and implementing further productivity improvements. The Company’s focus is on revenue generation and positive cash flow, however there can be no assurances if or when that will occur. We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months.

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

Cash used in investing activities for the six months ended June 30, 2005 was $357,000 as compared to $354,000 for the same period in 2004. The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software. The primary use of cash in the 2005 period was $307,000 of property, equipment and software. This excludes $254,000 of furniture and fixtures acquired with a capital lease in connection with the new office lease, entered into in April 2005, for relocation of the Company’s headquarters. See“— Lease and Other Commitments” below.

Cash generated in financing activities for the six months ended June 30, 2005 was approximately $4.3 million as compared to cash used of $221,000 for the same period in 2004. Proceeds from the sale of common stock in May 2005 as further described in “ — Overview — Financing Transaction” above was the source of $4.3 million in cash, net of all closing and transaction costs. In addition, $223,000 preferred stock dividend payments were made in January 2004. In June 2004, the terms of the preferred stock were amended and now contain only a nominal dividend aggregating to less than $1,000 per year. See “—Overview — Preferred Stock” above. Principle and interest payments on our note payable to UICI of $403,000 during 2005 and $398,000 in the comparable period in 2004 were netted against accounts receivable from UICI. The Consolidated Statements of Cash Flows for the six months ended June 30, 2004 have been reclassified to reflect this as a non-cash financing activity. See “ — Note Payable to UICI” below.

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

We have re-evaluated our disclosure controls and procedures in light of the factors that led us to make the restatements in this report. Based on our review and discussion with our audit committee, we determined that the reclassifications are necessary to properly present the fair value of the modified preferred stock and warrants and have amended our financial statements included in this Form 10-Q/A to present them on a comparable basis with subsequent reports. We continue to believe our disclosure controls and procedures were effective at June 30, 2005.

This conclusion is based upon the following: 1) The Company views its internal controls over financial reporting as a component of its overall disclosure controls and procedures. 2) The Company believes that the restatement related to the recording of the modified preferred stock transaction was the result of a different interpretation of the relevant accounting guidance, specifically with respect to the calculation of fair value of the modified preferred stock, and that the hiring of an independent valuation expert to support the Company’s internally calculated fair value reflects the Company’s efforts to record an accurate fair value. Furthermore, this transaction is not one that the Company encounters in its normal course of business and is not expected to be a recurring event. 3) The restatements had no effect on the Company’s reported net loss on the Statement of Operations, and had no effect on the Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits
	10.1	Stock and Warrant Purchase Agreement dated as of February 23, 2005, between Healthaxis Inc. and Tak Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 17, 2005).
	10.2	Warrant (#1) executed by Healthaxis Inc. in favor of Tak Investments, Inc. for up to 3,333,333 common shares (incorporated by reference to Exhibit 10.2 to the Form 8-K filed May 17, 2005).
	10.3	Warrant (#2) executed by Healthaxis Inc. in favor of Tak Investments, Inc. for up to 1,388,889 common shares (incorporated by reference to Exhibit 10.3 to the Form 8-K filed May 17, 2005).
	10.4	Warrant (#3) executed by Healthaxis Inc. in favor of Tak Investments, Inc. for up to 1,388,889 common shares (incorporated by reference to Exhibit 10.4 to the Form 8-K filed May 17, 2005).
	10.5	Investor Rights Agreement dated as of May 13, 2005 between Healthaxis Inc. and Tak Investments, Inc. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed May 17, 2005).
	10.6	Registration Rights Agreement dated as of May 13, 2005 between Healthaxis Inc. and Tak Investments, Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed May 17, 2005).
	10.7	Remote Resourcing Agreement dated as of May 13, 2005 between Healthaxis, Ltd. and Healthcare BPO Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Form 8-K filed May 17, 2005).
	10.8	Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and James W. McLane (incorporated by reference to Exhibit 10.8 to the Form 8-K filed May 17, 2005).
	10.9	Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and John M. Carradine (incorporated by reference to Exhibit 10.9 to the Form 8-K filed May 17, 2005).
	10.10	Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and J. Brent Webb (incorporated by reference to Exhibit 10.10 to the Form 8-K filed May 17, 2005).
	10.11	Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and Jimmy D. Taylor (incorporated by reference to Exhibit 10.11 to the Form 8-K filed May 17, 2005).

Item 6.	Exhibits
	10.12	Employment Agreement between Healthaxis, Ltd. and Lawrence F. Thompson dated May 13, 2005 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 18, 2005).
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
	32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

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