Form 10-Q
period 2005-09-30
HEALTHAXIS INC
filed 2005-11-15
CIK 768892

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended . . . . . . . . . . . .September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from . . . . . . . . . . . . to . . . . . . . . . . . .
Commission file number. . . . .. . . . . . . . 0-13591

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

  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,988,855 shares of common stock, par value $.10, outstanding as of November 5, 2005.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$5,767	$3,930
Accounts receivable, net of allowance for doubtful accounts of $7 and $48, respectively	2,278	2,368
Prepaid expenses	760	635
Total current assets	8,805	6,933
Property, equipment and software, less accumulated depreciation and amortization of $8,835 and $9,421, respectively	1,716	1,654
Contract start-up costs, less accumulated amortization of $1,574 and $1,199, respectively	339	655
Customer base, less accumulated amortization of $4,214 and $4,130, respectively	—	84
Goodwill	11,276	11,276
Other assets	83	56
Total assets	$22,219	$20,658
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,540	$1,238
Accrued liabilities	713	674
Accrued charge on lease abandonment	219	—
Deferred revenues	708	923
Current portion of notes payable	667	637
Current portion of post retirement and employment liabilities	117	135
Current portion of capital lease obligations	176	—
Total current liabilities	4,140	3,607
Notes payable, net of current portion	1,523	2,041
Post retirement and employment liabilities, net of current portion	795	794
Capital lease obligations, net of current portion	91	—
Other liabilities	406	1,417
Total liabilities	6,955	7,859

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible, 2,851,658 and 3,100,000 shares issued and outstanding, respectively (no liquidation preference)	2,852	3,100
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 5,988,855 and 3,518,291 shares, respectively	599	352

Additional paid-in capital	448,481	444,221
Notes receivable from employees	(23)	(23)
Accumulated deficit	(436,645)	(434,851)
Total stockholders’ equity	15,264	12,799
Total liabilities and stockholders’ equity	$22,219	$20,658

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
				(As Restated)
Revenues	$3,843	$3,942	$11,980	$12,085

Expenses:
Costs of revenue	3,432	3,827	11,224	12,204
Sales and marketing	326	377	793	1,011
General and administrative	551	764	2,008	2,838
Reversal of contingent tax liability	—	—	(979)	—
Lease abandonment charge	23	—	523	—
Amortization of intangibles	—	252	84	780
Total expenses	4,332	5,220	13,653	16,833

Operating loss	(489)	(1,278)	(1,673)	(4,748)

Interest income and other income, net	34	11	62	51
Interest expense	(56)	(61)	(183)	(186)

Net loss	(511)	(1,328)	(1,794)	(4,883)
Add: Fair value of consideration transferred over carrying value of preferred stock	—	—	—	(3,973)
Net loss attributable to common shareholders	$(511)	$(1,328)	$(1,794)	$(8,856)

Net loss per share of common stock (basic and diluted)	$(0.09)	$(0.48)	$(0.37)	$(3.20)

Weighted average common shares used in computing loss per share
Basic and diluted	5,988,855	2,768,291	4,883,492	2,768,138

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004
		(As Restated)
Cash flows from operating activities
Net loss	$(1,794)	$(4,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,183	1,979
Bad debt reserve	(41)	9
Loss on disposal of fixed assets	6	—
Reversal of tax accrual	(979)	—
Stock option compensation	—	24
Change in:
Accounts receivable	(357)	47
Prepaid expenses and other current assets	(125)	(139)
Other assets	(27)	20
Accounts payable and accrued liabilities	341	336
Accrued charge on lease abandonment	219	—
Deferred revenues	(215)	10
Other liabilities	(36)	(60)
Net cash used in operating activities	(1,825)	(2,657)

Cash flows from investing activities
Collection on notes receivable	—	78
Capitalized software and contract start-up costs	(59)	(429)
Purchases of property, equipment and software	(547)	(247)
Proceeds from sale of property, equipment and software	9	—
Net cash used in investing activities	(597)	(598)

Cash flows from financing activities
Net proceeds from issuance of common stock	4,259	—
Payment of preferred stock dividends	—	(223)
Other	—	2
Net cash generated (used) in financing activities	4,259	(221)
Increase (decrease) in cash and cash equivalents	1,837	(3,476)
Cash and cash equivalents, beginning of period	3,930	7,887
Cash and cash equivalents, end of period	$5,767	$4,411

Supplemental disclosure of cash flow information
Interest paid	$4	$2

Non-cash financing activities:
Exchange of convertible preferred stock for new convertible preferred stock	$—	$2,049
Accounts receivable applied to note and interest payable in lieu of cash	$609	$597
Fixed assets purchased on capital lease	$254	$—

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

Note A — Description of business and basis of presentation

Unaudited Financial Information

The unaudited consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States of America, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three and nine-month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

Reclassification and restatement of prior year amounts

Certain prior year amounts have been reclassified to conform with the current year presentation or in accordance with applicable accounting requirements. Net loss attributable to common shareholders for the nine-months ended September 30, 2004 has been restated to correct an error in the Consolidated Statements of Operations. The Consolidated Statements of Cash Flows for the nine-months ended September 30, 2004 has also been restated to reflect the reclassification of a non-cash financing activity. These restatements are more fully described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Earnings Per Share

Basic loss per share is computed only on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is computed to show the dilutive effect, if any, of convertible preferred stock, stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the convertible preferred stock, stock options and warrants, totaling 11,433,588 and 6,082,159 shares at September 30, 2005 and 2004 respectively, in the computation of diluted earnings per share would be anti-dilutive. Accordingly, these items have not been included in the computation. Following is a summary of these securities:

	2005	2004
Options	1,355,244	1,103,087
Warrants	7,226,686	1,129,072
Preferred stock	2,851,658	3,850,000
Total common shares if converted	11,433,588	6,082,159

Stock-Based Compensation

The Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25), and provide the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Although the Company selected an accounting policy which requires only the excess of the market value of its common stock over the exercise price of options granted to be recorded as compensation expense (intrinsic method), pro forma information regarding net loss is required as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. Pro forma net loss applicable to the options granted is not likely to be representative of the effects on reported net loss for future periods. The fair value for these options is estimated at the date of grant using a Black-Scholes option pricing model. Stock compensation determined under the intrinsic method is recognized over the vesting period using the straight-line method.

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date granted in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	(In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
				(As Restated)
Net loss, attributable to common shareholders	$(511)	$(1,328)	$(1,794)	$(8,856)
Stock based compensation expense recorded under the intrinsic value method	—	6	—	24
Pro forma stock based compensation expense computed under the fair value method	(34)	(307)	(257)	(949)
Pro forma net loss	$(545)	$(1,629)	$(2,051)	$(9,781)
Loss per share of common stock, basic and diluted
As reported	$(0.09)	$(0.48)	$(0.37)	$(3.20)
Pro forma	$(0.09)	$(0.59)	$(0.42)	$(3.53)

The Company granted 24,000 options in the third quarter 2005. The fair value of the options and warrants granted are estimated on the date of grant using the Black-Scholes option-pricing model. The major assumptions used include no dividends paid, a weighted average expected life of 7 years, expected stock volatility of 122% and weighted average risk free interest rates of 4.30%. The weighted-average grant-date fair value of options granted during 2005 was $.84.

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

	(Table in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Interest cost	$14	$13	$41	$40
Transition obligation amortization	14	15	43	44
Net post retirement expense	$28	$28	$84	$84

Note C — Significant Customer Concentrations

For the three months ended September 30, 2005 and 2004, each of four customers represented greater than 10% of revenues, totaling $2.5 million (65%) and $2.4 million (62%), respectively, of the Company’s total revenues. For the nine months ended September 30, 2005 and 2004, these four customers accounted for $7.8 million (65%) and $7.6 million (63%), respectively, of the Company’s total revenues. At September 30, 2005 and December 31, 2004, one customer accounted for $857,000 (38%) and $822,000 (35%) of the Company’s accounts receivable, respectively. This customer is making payments in accordance with the terms of its contract.

Note D — Other Liabilities and Contingencies

Other liabilities include $324,000 and $1.3 million of contingent tax liabilities at September 30, 2005 and December 31, 2004. In the second quarter of 2005, the Company reversed a contingent tax liability of approximately $979,000 as the related limitation period had expired.

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

As a part of the closing, the Company also entered into a five year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with the Investor and owned by Mr. Tak. Healthcare BPO Partners, based in Jaipur India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. The services outsourced to this offshore vendor supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica. As a part of the Resourcing Agreement, Healthcare BPO Partners also provides data center hosting services, at its Vienna Virginia facility, to Healthaxis. For the three and nine months ended September 30, 2005, the Company incurred costs of $112,000 and $192,000, respectively, related to the Resourcing Agreement. As of September 30, 2005, the Company had accounts payable to Healthcare BPO Partners of $80,000.

Note F— Real Estate Lease

In April 2005, the Company entered into a lease for approximately 20,000 square feet of office space located at 7301 North State Highway 161, Irving, Texas. The new lease was entered into for the purpose of relocating the corporate headquarters from the Company’s prior location at 5215 North O’Connor Blvd, Irving, Texas, where the Company occupied approximately 31,300 square feet. Lease payments on the new lease will start on January 1, 2006, which coincides with the termination of the North O’Connor Blvd. lease on December 31, 2005.

In June 2005, the Company substantially completed the move of its headquarters and incurred certain costs related to the relocation of personnel and equipment and recorded a lease abandonment charge of $500,000 as of the cease-use date in the second quarter 2005. This charge consists of relocation costs incurred to date and the write-off of certain assets abandoned in the move, plus a $440,000 accrual for the future rent and rent related obligations of the former headquarters. The accrued rent and rent related obligations are being paid on a monthly basis through December 31, 2005 in accordance with the lease terms. As of September 30, 2005, the accrued liability was $219,000. Additional expenses related to the abandonment, such as the Company’s pro-rata share of utility costs and equipment de-installation charges have been expensed as incurred in the lease abandonment charge. For the three and nine months ended September 30, 2005, the lease abandonment charge was $23,000 and $523,000, respectively.

Lease payment obligations under the new lease start in January 2006 and end in June 2010. Rental expense is based upon the total rental payments taken on a straight-line basis over the 63-month term of the lease, including the rent abatement period from April to December 2005. The new lease also provides terms under which ownership of certain furniture and equipment will be conveyed to the Company in April 2007, providing that the Company has met its obligations under the lease at that time. A capital lease obligation of $254,000 was recorded in the second quarter of 2005 to recognize that portion of the total payments, which are allocated to the acquisition of the furniture and equipment. Allocation of the total lease payment between the office space and the furniture and equipment acquisition was based upon a third-party appraisal of the fair market value of the furniture and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning the Company’s financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Business—Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2004, and under the caption “Risk Factors” in the Company’s Registration Statement on Form S-3 filed with the SEC on June 27, 2005. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on forward-looking statements.

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

Healthaxis Inc. is a Pennsylvania corporation, which was organized in 1982. Healthaxis’ common stock trades on the NASDAQ Capital Market under the symbol “HAXS.” The operations of Healthaxis are conducted through its subsidiary, Healthaxis, Ltd. Unless otherwise indicated, or the context otherwise requires, all references in this document to the “Company,” “Healthaxis,” “we,” “our” or “us” include Healthaxis Inc. and all of its subsidiaries. Healthaxis maintains a website at www.healthaxis.com. The Healthaxis Code of Conduct can be found on the Healthaxis website. Information found on the Healthaxis website is not a part of this report.

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

As a part of the closing, the Company also entered into a five year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with the Investor and owned by Mr. Tak. Healthcare BPO Partners, based in Jaipur India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. Services outsourced to this offshore vendor supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica. As a part of the Resourcing Agreement, Healthcare BPO Partners also provides data center hosting services, at its Vienna Virginia facility, to Healthaxis.

Preferred Stock:

On June 30, 2004, Healthaxis consummated a transaction modifying the terms of its Series A Convertible preferred stock and providing for the issuance to its preferred shareholders of warrants to purchase shares of the Company’s common stock. Under the terms of the agreements with the preferred shareholders, shares of the preferred stock are convertible into shares of the Company’s common stock on a one-for-one basis. The preferred shareholders also received warrants with a term of five years entitling them to purchase shares of common stock, on a one-for-one basis, at an exercise price of $5.50 per share (subject to a cashless exercise feature that applies under some circumstances). As of November 5, 2005, there are 2,851,658 preferred shares and 1,000,000 warrants outstanding. The shares of common stock into which the shares of preferred stock are convertible and with respect to which the warrants are exercisable represent approximately 22% of our common stock on a fully diluted basis as of that date. Holders of the preferred stock have no liquidation preference, no voting rights except as required by law, the right to receive a nominal dividend of $0.0001 per share semi-annually (aggregating less than $1,000 per year in total) and otherwise on a pro-rata basis to the extent that dividends are paid to holders of common stock, limited anti-dilution rights in the context of stock splits, stock dividends and similar transactions, and no redemption rights.

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

Critical Accounting Policies

Critical accounting policies are those which are most important to the financial statement presentation and that require the most difficult, subjective complex judgments. There have been no changes in the Company’s critical accounting policies as described in the Company’s Form 10-K/A for the year ended December 31, 2004.

Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2004

	(Table in thousands) Three Months Ended Sept. 30,
	2005	2004	Change
Revenues	$3,843	$3,942	$(99)
Cost of revenues	3,432	3,827	(395)
Gross profit	$411	$115	$296
% of revenue	11%	3%

Revenues were down approximately $99,000 (3%) in the three months ended September 30, 2005 compared to the same period in 2004. Increases in transaction revenue of $62,000 and recurring PEPM license fee revenue of $130,000 were primarily the result of an increased number of covered lives with one of our larger clients. This increase was more than offset by a decline of $215,000 in data capture revenue primarily the result of a customer in a run-off stage and reduced professional service fees for project work.

Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. Cost of revenues declined $395,000 (10%) in the three months ended September 30, 2005 compared to the same period in 2004. Cost of revenues was 89% of revenues in the 2005 period compared to 97% in the 2004 period. Approximately $288,000 of the decrease in costs was due to lower personnel and contractor costs resulting from staff reductions. An additional $140,000 of the decline in costs was due to reduced facilities costs related to the Company’s new headquarters.

	(Table in thousands) Three Months Ended Sept. 30,
	2005	2004	Change
Sales and marketing expense	$326	$377	$(51)
General and administrative expense	551	764	(213)
Lease abandonment charge	23	—	23
Amortization of intangibles	—	252	(252)
Interest and other income, net	34	11	23
Interest expense	(56)	(61)	5

Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising. Sales and marketing expenses decreased $51,000 (14%) in the three months ended September 30, 2005 compared to the same quarter of 2004 due to lower personnel and consulting costs.

General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses decreased $213,000 (28%) in the three months ended September 30, 2005 compared to the same quarter of 2004. Approximately $138,000 of the decrease in costs was due to lower personnel and contractor costs resulting from staff reductions and the related reductions in travel, entertainment and office supplies. Approximately $43,000 of the decline was due to a reduction in outside professional fees for legal, accounting and consulting expenses. An additional $17,000 of the decline in costs was due to reduced facilities costs related to the Company’s new headquarters.

Lease abandonment charge consists of expenses related to the Company’s former headquarters, which was abandoned in favor of a new office lease in June 2005. The $23,000 charge in the three months ended September 30, 2005 includes on-going expenses related to the abandonment, such as the Company’s pro rata share of utility costs and equipment de-installation charges. There was no such charge in 2004.

Amortization of intangibles includes the amortization of the customer base acquired in the January 2001 Healthaxis merger. These expenses were reduced $252,000 in the three months ended September 30, 2005 compared to the same quarter of 2004, as the Company’s intangible assets were fully amortized in January 2005.

Interest and other income, net increased $23,000 (209%) in the three months ended September 30, 2005 compared to the same quarter of 2004 due primarily to higher balances of cash resulting from the financing transaction completed in May 2005.

Interest expense decreased $5,000 in the three months ended September 30, 2005 compared to the same quarter of 2004, due to a decline in the balance of the note payable to UICI.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

	(Table in thousands) Nine Months Ended Sept 30,
	2005	2004	Change
Revenues	$11,980	$12,085	$(105)
Cost of revenues	11,224	12,204	(980)
Gross profit	$756	$(119)	$875
% of revenue	6%	(1)%

Revenues were down $105,000 in the nine months ended September 30, 2005 compared to the same period in 2004. The loss of a data capture client, now in a run-off stage, resulted in a $554,000 reduction in data capture revenue. This decline was offset by increases in transaction revenue of $121,000 and recurring PEPM license fee revenue of $349,000, which was primarily the result of an increased number of covered lives with one of our larger clients.

Cost of revenues declined $980,000 (8%) in the nine months ended September 30, 2005 compared to the same period in 2004. Cost of revenues was 94% of revenues in 2005 compared to 101% in 2004. Approximately $733,000 of the decrease in costs was due to lower personnel and contractor costs resulting from staff reductions. An additional $132,000 of the decline in costs was due to reduced costs of travel and entertainment, supplies and other costs related to the staff reductions. In addition, facilities costs decreased $176,000 due to the lower costs associated with the Company’s new headquarters. Additional reductions in technology and data line costs were offset by additional costs related to the increased transaction revenue.

	(Table in thousands) Nine Months Ended Sept. 30,
	2005	2004	Change
Sales and marketing expense	$793	$1,011	$(218)
General and administrative expense	2,008	2,838	(830)
Reversal of contingent tax liability	(979)	—	(979)
Lease abandonment charge	523	—	523
Amortization of intangibles	84	780	(696)
Interest and other income, net	62	51	11
Interest expense	(183)	(186)	3

Sales and marketing expenses decreased $218,000 (22%) in the nine months ended September 30, 2005 compared to the same period of 2004. Lower personnel costs, consulting fees and the related decrease in travel and supplies resulted in a decline of $246,000. This decline in expenses was partially offset by an increase of $25,000 in marketing expenses, including collateral material and trade show attendance.

General and administrative expenses decreased $830,000 (29%) in the nine months ended September 30, 2005 compared to the same period of 2004. $763,000 of the decline was due to a reduction in outside professional fees for legal, accounting and consulting services. Approximately $452,000 of that decline was specifically related to expenses incurred in 2004 for the preferred stock conversion. Lower personnel costs, consulting fees and the related decrease in travel and entertainment, partially offset by increased property taxes, resulted in the remaining reduction.

Reversal of contingent tax liability of $979,000 was recorded as a credit to the Statement of Operations in the second quarter of 2005 as a result of the expiration of the applicable statute of limitation period. There was no such credit for in 2004.

Lease abandonment charge consists of expenses related to the Company’s former headquarters, which was abandoned in June 2005 in favor of a new office lease completed in April 2005. The $523,000 charge in the nine months ended September 30, 2005 includes relocation costs incurred to date and the write-off of certain assets abandoned in the move, plus an accrual for the future rent and certain rent related obligations of the former headquarters. There was no such charge in 2004.

Amortization of intangibles was reduced $696,000 (89%) in the nine months ended September 30, 2005 compared to the same period of 2004, as the Company’s intangible assets were fully amortized in January 2005.

Interest and other income, net increased $11,000 in the nine months ended September 30, 2005 compared to the same period of 2004 due primarily to higher balances of cash resulting from the financing transaction completed in May 2005.

Interest expense was relatively unchanged during the nine months ended September 30, 2005 compared to the same period of 2004. Interest expense is primarily related to the note payable to UICI.

Liquidity and Capital Resources

Overview of Cash Resources

At September 30, 2005, our cash and cash equivalents amounted to $5.8 million compared to $3.9 million at December 31, 2004 and $2.6 million at March 31, 2005. The sources and uses of cash during the first nine months of 2005 are described more fully in “—Analysis of Cash Flows” below. The Company entered into a Purchase Agreement with Tak Investments, Inc., which closed on May 13, 2005, and which provided the Company with an additional source of liquidity as more fully described in“ — Overview — Financing Transaction” above. Upon closing, the Company received $5.0 million in gross proceeds in exchange for 2,222,222 shares of the Company’s common stock and warrants. Additionally, the Company has taken other actions to address its operating losses, which have historically resulted in declining cash balances. These steps include increasing the Company’s marketing and sales efforts and implementing further productivity improvements. The Company’s focus is on revenue generation and positive cash flow, however there can be no assurances if or when that will occur. We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months.

The Company recently signed a multi-year contract to provide a wide variety of it’s standard recurring- revenue services to a new customer. The Company will be required to expend substantial resources, in the form of both human and capital expenditures, during the implementation phase of the contract which is expected to extend over a period as long as the next 12 months. As a result, the Company expects a negative short-term impact on cash flow until deferred collection provisions present in the contract are fulfilled and on-going profits expected to be generated from the recurring revenue stream start to be realized. The Company does not believe that the short-term impact of this project implementation will impact the Company’s ability to maintain sufficient liquidity to fund operations for at least the next 12 months. The implementation effort and terms of this agreement are typical for Healthaxis’ contracts of this scope and nature.

Analysis of Cash Flows

Cash used in operating activities for the nine months ended September 30, 2005 was approximately $1.8 million as compared to $2.7 million for the same period in 2004. The net loss as adjusted for non-cash operating activities was $1.6 million in 2005 compared to $2.9 million in 2004, or an improvement of $1.3 million. The reduced net loss in 2005 was partially offset by changes in various working capital accounts, primarily accounts receivable. Changes in working capital used $200,000 cash in the 2005 period as opposed to $214,000 cash generated for the comparable period in 2004.

Cash used in investing activities for the nine months ended September 30, 2005 was $597,000 as compared to $598,000 for the same period in 2004. The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software. The primary use of cash in the 2005 period was $547,000 for property, equipment and software. This excludes $254,000 for furniture and fixtures acquired with a capital lease in connection with the new office lease, entered into in April 2005, for relocation of the Company’s headquarters. See “- Lease and Other Commitments” below.

Cash generated in financing activities for the nine months ended September 30, 2005 was approximately $4.3 million as compared to cash used of $221,000 for the same period in 2004. Proceeds from the sale of common stock in May 2005, as further described in “— Overview —Financing Transaction” above, was the source of $4.3 million in cash, net of closing and transaction costs. In addition, $223,000 preferred stock dividend payments were made in January 2004. In June 2004, the terms of the preferred stock were amended and now contain only a nominal dividend aggregating to less than $1,000 per year. See “-Overview — Preferred Stock” above. Principal and interest payments on our note payable to UICI of $609,000 during 2005 and $597,000 in the comparable period in 2004 were netted against accounts receivable from UICI. The Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 have been reclassified to reflect this as a non-cash financing activity. See “—Note Payable to UICI” below. Other non-cash financing activities included the purchase of fixed assets on capital leases of $254,000 for the nine months ended September 30, 2005.

Note Payable to UICI

On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48.3% of the Company’s then outstanding common stock; 1,424 shares of Series A Convertible preferred stock, or 6.1% of the then outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note, which is due over three years and bears interest at 6%. Monthly payments on the promissory note are paid through deductions from the monthly invoices for services provided by the Company to certain UICI subsidiaries. The amount of the monthly payment is equal to the greater of one half of the invoice amount for such services or $65,000. A balloon principal payment is due at the maturity of the note if the note has not been paid through the monthly payments. During the nine-month period ended September 30, 2005, the Company netted against accounts receivable an aggregate of $609,000 under the promissory note, of which $487,000 was principal and $122,000 was interest. This is reflected as a non-cash financing transaction in the Company’s Consolidated Statements of Cash Flows. As of September 30, 2005, the balance due under the promissory note is $2.2 million (of which $667,000 is classified as short-term).

Lease and Other Commitments

Healthaxis has certain capital and operating lease commitments over the next five years. These leases are primarily for office space and data processing equipment. In April 2005, the Company entered into a lease for approximately 20,000 square feet of office space located at 7301 North State Highway 161, Irving, Texas. The new lease was entered into with the intent of relocating the corporate headquarters from the Company’s former location at 5215 North O’Connor Blvd, Irving, Texas, where the Company occupied approximately 31,300 square feet. Lease payments on the new lease will start on January 1, 2006, which coincides with the termination of the North O’Connor Blvd. lease on December 31, 2005. The new lease also provides terms under which ownership of certain furniture and equipment will be conveyed to the Company in April 2007, provided that the Company has met its obligations under the lease at that time. While the Company plans to continue to make payments on the North O’Connor lease until its expiration in December 2005, the relocation of employees, equipment and related materials was substantially completed in the second quarter of 2005. As such, the Company accrued a lease abandonment charge, based upon the future lease payment obligation as of the cease-use date plus other relocation expenses. Based upon the reduced square footage and the lower rental rate per square foot of the new facility, the Company expects a cash savings of over $700,000 per year, including lease expenses, utilities, parking, and property taxes, commencing in January 2006.

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

Healthaxis Inc.

Date: November 14, 2005	By: /s/ John M. Carradine John M. Carradine, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Jimmy D. Taylor Jimmy D. Taylor, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.