Form 10-K
period 2005-12-31
HEALTHAXIS INC
filed 2006-03-29
CIK 768892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO                         .

Commission File Number 0-13591

HEALTHAXIS INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania	7301 N. State Highway 161, Suite 300 Irving, Texas 75039	23-2214195
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices including zip code)	(I.R.S. Employer Identification Number)
(972) 443-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 Par Value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K:  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  [  ]        Accelerated Filer [  ]        Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,574,428 computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Shares of the Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2006, the Registrant had 6,088,855 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Healthaxis Inc.
Table of Contents

i

PART I

Statements in this Annual Report on Form 10-K and in the Annual Report to Stockholders that are not purely historical facts, including statements regarding the Company’s anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are based upon information available currently to the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements involve known and unknown risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. These risks and uncertainties include, without limitation, those set forth in this report under “Risk Factors.”

Item 1.	Business

General

Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers, third party administrators (“TPA”), preferred provider organizations (“PPO”), and self-administered employer groups provide enhanced claims related services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ web-based capabilities and Business Process Outsourcing (“BPO”) services, which are offered to the Company’s ASP clients and on a stand-alone basis. BPO solutions include the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and editing and automated PPO routing (via electronic data interchange or “EDI”) and repricing. Healthaxis uses its deep domain expertise in health insurance operations to surround the payment of a health insurance claim, to customize services to meet the specific needs of its customers and to produce value for those customers by tapping unrealized potential in the customers’ operations to achieve best results.

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

Payer solutions are offered through readily configurable products, such as Insur-Claims, Insur-Admin, WebAxis Self-Service, WebAxis-Broker, WebAxis-Enroll, and various BPO services. All of Healthaxis’ products are supported by professional services offered on a consulting basis. Healthaxis is staffed by experienced health insurance and technology professionals who understand the health benefit payer world. Healthaxis draws upon this deep domain expertise and continually evolving technology applications to provide services and software solutions that enable its customers to:

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

Business Strategy

Healthaxis’ mission is to draw upon its health insurance process expertise, its continually evolving technology applications, and rigorous process control in its production centers to provide health benefit administrators and claims processors with market leading, innovative and configurable web-based connectivity, benefits and claims applications solutions and business process outsourcing solutions. The Company focuses on solutions designed to enable its customers to:

•	Pay health insurance claims faster, more accurately and at a lower cost

•	Reduce their internal administrative expenses

•	Improve their customer service, and

•	Provide competitive advantage in their markets and thereby accelerate their revenue growth.

Our vision is for Healthaxis to be recognized as an entrepreneurial, technology enhanced BPO services company noted for its expertise, service excellence, creative solutions, customer relationships, profitability, and growth, with commensurate public market valuation.

Healthaxis’ strategy to achieve its mission and vision are:

•	To retain and grow existing customers by becoming their “strategic partner” rather than simply their operational partner. The achievement of this objective requires us to more fully understand our customers’ strategic goals, to develop unique support plans around these goals and to continue to enhance our technology and services to match our customers’ priorities.

•	To grow our claims and administration solutions and BPO services market penetration by creating new service offerings that meet market demands and by strengthening our marketing and sales capabilities and distribution channels.

•	To provide customers the option of on-shore, near-shore, and off-shore processing capabilities providing high quality results.

•	To identify companies with complementary solutions and services that can provide attractive partnering arrangements or accretive acquisition and merger opportunities.

•	To achieve improved profitability and cash flow by growing revenues, while managing costs diligently.

•	To solidify Healthaxis as the company of choice for its employees through our value system and incentive programs, and by creating an environment of challenge, growth, opportunity, accountability, teamwork and choice.

Products and Target Markets

The Company has three groupings of products and services, which it sells into the following defined target markets:

Target Markets

Products/Solutions	Third Party Administrators	Health Insurance Payers	Managed Care Organizations	Self-Administered Employer Groups
Benefit Administration and Claims Processing Systems
Insur-Admin	X			X
Insur-Claims	X			X

Web Connectivity Products
WebAxis — Self-Service Applications
• Employee/member module	X	X		X
• Employer module	X	X		X
WebAxis-Broker		X		X
WebAxis-Enroll	X	X		X

BPO Services
• Mailroom	X	X	X	X
• Imaging	X	X	X	X
• Data capture	X	X	X	X
• Claims pre-adjudication	X	X	X	X
• EDI transaction management	X	X	X	X
• Provider cleansing services	X	X	X	X
• Claims editing	X	X	X	X
• Claims re-pricing	X	X	X	X

Benefit Administration and Claims Processing Systems

Healthaxis provides web-enabled systems for the administration and processing of health insurance claims (e.g., medical, dental, defined contribution, vision, disability, health reimbursement accounts, health spending accounts and flexible spending accounts) on an application service provider basis. The principal target market is third party administrators. The Company utilizes a technology platform built around IBM-based hardware and software. The software and processing capabilities are hosted in professionally managed facilities, with clients’ processing centers connected through various means.

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

The primary competitors for this suite of products include TriZetto (RIMS) (Facets), Computer Sciences Corporation (TXEN), QCSI, Eldorado, Sunguard/SBPA (Relius) and LuminX. The Company believes that its products and services described below compare favorably with those of its competitors in both functionality and breadth.

Insur-Admin.    Insur-Admin is a comprehensive benefits administration system that features enrollment, group and individual billing, and premium collection and reconciliation. Insur-Admin accommodates both interactive and batch enrollment for a wide spectrum of coverages. It allows organizations to track divisions, subdivisions, locations, health classifications, and work groups. Insur-Admin interfaces with a plastic identification card production system to produce identification cards. Insur-Admin manages aspects of the Consolidated Omnibus

Budget Reconciliation Act (“COBRA”), including calculating and collecting COBRA premiums, tracking qualifying events, and issuing rights and qualification letters and billing coupon books. The system performs activities compliant under the Health Insurance Portability and Accountability Act (“HIPAA”), including capturing prior coverage credit days and issuing HIPAA certificates upon termination of coverage. Insur-Admin also manages medical and dependent care flexible savings accounts. Insur-Admin is web-enabled with compliant access being provided to employers, employees and providers for eligibility status and claims inquiry and to employers and employees for eligibility, life event changes and terminations. Insur-Admin can be implemented on a stand-alone basis or can be integrated with Healthaxis’ claim payment system, Insur-Claims.

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

Client output from utilizing the hosted software described above is typically printed documents, such as benefit checks, letters or “explanation of benefits.” The client may elect to print, handle and mail such documents. However, in most cases, these tasks are performed by Healthaxis or its designated partner, such as Advanced Business Fulfillment, as an additional billable service. The system also supports paperless output using electronic funds transfers and electronic explanation of benefits capabilities.

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

Business Process Outsourcing Services

Healthaxis performs imaging and data capture outsourcing services to convert paper transactions in the form of healthcare claims into electronic transactions. The resulting data is downloaded to the client’s internal claims adjudication database or, for those clients utilizing Healthaxis’ claim processing solutions, to Healthaxis’ data center for adjudication and payment. Claims also may be re-priced by Healthaxis or routed via electronic data interchange (“EDI”) to PPO organizations to be re-priced in accordance with provider discount agreements. Healthaxis performs claims pre-adjudication services utilizing rules-based software logic to scrub data prior to submission to a back-end adjudication system, in addition to claims editing services, which apply certain clinical logic for validating claims. Healthaxis also offers provider database cleansing services designed to clean-up a customer’s provider files, therefore saving data processing resources, increasing auto-pay rates and helping to ensure more accurate claims adjudication. As a complement to these imaging and data capture services, the Company provides mailroom services whereby it receives and sorts incoming healthcare claim forms prior to imaging. The target markets are health insurance carriers, third party administrators and preferred provider organizations. Its primary competitors in this area are Affiliated Computer Services, Emdeon/Dakota, Future Vision, GTESS, Sourcecorp, Docustream and Data Dimensions.

The Company utilizes a combination of advanced technologies, including the Company’s own proprietary systems, and underlying software technologies from nationally-known corporations. The Company operates production centers in favorable labor markets in Utah, Texas, Jamaica and India to efficiently capture and convert large volumes of claims. Healthaxis offers this service to its clients on a per-claim or per-image basis. This service complements all other Healthaxis products and services. In addition, it provides a good entry point with new carrier clients as it usually provides immediate cost savings to the client.

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

Competition

Healthaxis believes it has an advantage over its competitors by offering a broader range of service offerings to the health insurance payer and third party administrator markets on an outsourced basis. The Company offers flexibility, customization, broad and deep industry expertise, the technology systems and services needed to process claims efficiently, and cost efficient production centers in Utah, Texas, Jamaica and India. Additionally, Healthaxis’ focus and expertise within the payer-side of the healthcare industry is an advantage when competing against companies who service multiple industries or multiple facets of the healthcare industry.

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

Healthaxis’ major competitors by product are as follows:

•	Benefit administration and claims processing systems — TriZetto (RIMS) (Facets), Computer Science Corporation (TXEN), QCSI, Eldorado, SPBA, and LuminX.

•	Web connectivity products — Payer In-house Solutions, TriZetto (Healthweb), Verilet, HealthTrio, Connecture, HealthX and eBenX.

•	BPO services — Affiliated Computer Services, WebMD/Dakota, Future Vision, GTESS, Sourcecorp and Data Dimensions.

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

Healthaxis does not have any patents or patent applications and currently does not plan to file any patent applications. Healthaxis has applied for, or registered, the following trademarks with the U.S. Patent and Trademark Office: Healthaxis, Healthaxis.com, Insur-Voice, Insur-Image, Insur-Enroll, Insur-Admin, Insur-Claims, Insur-Dental, Insur-Report, Insur-PPO, and Smart Front-End. Healthaxis has decided not to file applications for these marks in foreign countries at this time. Healthaxis’ sales materials, content, and software are protected by copyright. The source code and design of Healthaxis’ software are protected through applicable trade secret law. Healthaxis also uses confidentiality agreements with its employees to further protect its source code and software.

Internet Technology.   Healthaxis’ web services are based upon a distributed computing environment consisting of over 15 Compaq and IBM servers utilizing Microsoft Windows 2000 operating systems and VMware. The network is built on various other Microsoft applications for serving-up Internet information, applying certain business logic and storing information in relational databases. Additional software for performing workflow, print and PDF technology is obtained from Jetform. All transactions between Healthaxis and the client or end-user are secured and encrypted where applicable.

The above hardware and infrastructure reside in a Navisite data center utilized by Healthcare BPO Partners, which is contracted to host the data center and provide various related services. Navisite provides fully redundant routing and switching hardware delivered to Healthaxis on redundant (dual) Internet connections utilizing two Internet service providers.

Data Center Core Processing Environment.   Healthaxis has connectivity to several customers via dedicated data lines and VPN connections. The Company’s computer operations reside in a fully redundant, Navisite data center in Vienna, Virginia. The facility houses the following processing equipment and systems:

•	8 IBM RS6000 processors running on UNIX / AIX operating systems

•	15 Compaq and IBM servers running on Windows 2000 operating systems and VMware

•	IBM 2.8 terra-byte FastT storage area network (SAN)

A secondary facility is maintained at Healthaxis’ corporate office location in Irving, Texas. This location serves as the primary recovery facility and has an un-interruptible power system. It has network connections to external service providers, as well as two connections to the Navisite data center. All critical data is backed up and stored at an offsite facility in Maryland.

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

HIPAA.   Pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Department of Health and Human Services has issued a series of extensive regulations setting forth security, privacy and electronic transaction standards for all health plans, healthcare providers and clearinghouses to follow with respect to individually identifiable protected health information. HIPAA legislation and rule-making has had a significant impact on applications solutions and technology companies servicing the healthcare industry. HIPAA seeks to advance the improvement and efficiency of health care administrative and financial issues affecting the health care industry by standardizing the electronic exchange of health care administrative and financial data and additionally mandating the protection, security, and privacy of transmitted and stored patient protected health information. Healthaxis is affected by HIPAA as a business associate of various clients who are covered entities under HIPAA. As a business associate, Healthaxis is contractually obligated to ensure the protection and privacy of protected health information, which it transmits and stores. Certain states also impose obligations on business associates to be compliant with the HIPAA privacy rules. In addition, since Healthaxis’ customers must comply with HIPPA, Healthaxis products and services must contain features and functions that allow its customers to achieve such compliance. Healthaxis believes that it is in compliance with all applicable HIPAA requirements, and that its products and services currently allow its customers to comply with HIPAA. However, because HIPAA and its regulations have yet to be fully interpreted, Healthaxis’ products and services may require modification in the future. If we fail to offer products and services that permit our customers to comply with applicable terms and regulations, our business will suffer.

Employees

As of December 31, 2005, the Company has 210 employees, including 82 full-time professional employees, most of whom are based in Irving, Texas, and 128 production center employees who are located in Utah, Texas and Jamaica. The number of production center employees varies with business volume. None of Healthaxis’ employees is represented by a labor union or collective bargaining agreement. The Company considers its employee relations to be good.

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

Item 1A.	Risk Factors

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

Our recent history of operating losses makes it difficult to evaluate our future prospects and to know when, if ever, we will become profitable. Furthermore, our prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven, competitive and rapidly evolving markets. While our cost reduction initiatives over the last few years have brought costs more in line with our revenue base, there can be no assurances that our cash resources will prove adequate, or that we will become profitable. These uncertainties could negatively affect our business prospects and our stock price. We may seek additional debt or equity financing for items including but not limited to capital equipment purchases, working capital needs, or to refinance existing debt. Depending on the type of financing available, such financing may be dilutive to our common shareholders and may not be on attractive terms.

A small number of clients account for a substantial portion of our business, and the loss of any one of them could have an adverse impact on our business and financial condition.

The business of a limited number of our clients represents a significant component of our continuing operations. For the year ended December 31, 2005, our four largest clients (American Administrative Group, NCAS Inc., HealthSCOPE Benefits, and UICI) accounted for an aggregate of 67% of revenues. One of these customers, which accounted for 14% of the 2005 revenue total, was purchased by another TPA in 2002 and had indicated that they would be winding down their use of the Healthaxis system during 2005 and migrating the processing to a system used by its parent company. Subsequently in 2005, we renegotiated our contract with the customer which we expect will result in incremental revenue in the second half of 2006. As a result, we may have a higher concentration of revenue in the future resulting from these same four customers.

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

Our future success significantly depends on the experience of our executive officers and key personnel, and the departure of several of them could impair our ability to do business and otherwise negatively impact the price of our common stock.

Our future success depends, in significant part, upon the continued services of our executive officers and key personnel. The loss of services of several of our executive officers or key employees could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to retain our executive officers or key personnel. We presently have employment agreements with four of our executives and although these agreements have standard protective provisions, there can be no assurance that these executives will remain with the Company through the terms of the agreements. We do not have employment agreements with any other key personnel.

Our reliance on third party vendors could place us at risk for increased expenses, failure to meet our contractual obligations, and/or lost clients.

We rely in part upon third party vendors for the delivery of some of the services we contract to deliver to our clients. We have alternatives in each case, but the alternatives could be expensive and time consuming to implement. If any of these vendors ceased providing the product or service on which we rely, our business could be interrupted until such time as we are able to replace the product or service and integrate it with our own product and service offering. Such interruptions could be in violation of our service level commitments to our customers. The key third party vendors on which we rely include:

•	Emdeon — which prints and mails the majority of output from our claims system, namely beneficiary checks, explanation of benefits and letters.

•	Gentran — which supplies software that supports our ability to receive and transmit transactions and files electronically.

•	Navisite — which provides the data center facilities we contract through Healthcare BPO Partners.

•	IBM — which provides critical hardware and operating system components used by our systems.

•	Healthcare BPO Partners — which provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. Healthcare BPO Partners is a related party due to common ownership by one of the Company’s significant shareholders.

•	Ingenix — which provides usual and customary databases that are integrated with our Insur-Claims system and used by our customers for determining the reasonableness of a healthcare provider’s fees.

•	IntelliClaim —which provides certain clinical logic and claims editing functionality used by our customers in the processing of health insurance claims.

•	Microsoft — which provides operating system and applications software used by our systems.

•	Navisite/Level3, Verizon/MCI, Netlojix and AT&T — which provide telecommunication lines and Internet gateways through which we connect to our clients.

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

Many of our service agreements contain performance standards. Although we are unaware of any circumstances of material non-performance, Healthaxis could fail to meet some contractual performance standards related to turnaround times, availability, and quality standards set forth in its service agreements. Our failure to meet these standards could result in the eventual termination of these agreements, as well as financial penalties from current clients and decreased sales to potential clients. These penalties range from less than 1% to amounts that could be in excess of 50% of the aggregate amount payable under these agreements in certain circumstances. If we are unable to maintain performance standards, we could experience decreased sales, decreased revenues, and continued losses.

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

We conduct imaging and data capture operations related to the conversion of insurance claims information to electronic form in Jamaica through an indirect subsidiary. For the year ended December 31, 2005, we earned 10% of our total revenues from our Jamaican operations. There is less government regulation in Jamaica than in the United States, and there may be more difficulty in enforcing Jamaican legal rights. Additionally, there is the possibility, although remote, of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability, labor difficulties, or diplomatic developments that could affect our Jamaican operations and assets. While these factors have not to date had a material adverse impact on our business, if an adverse event occurred, it could materially disrupt our business operations, jeopardizing our ability to meet our contractual obligations and lead to higher expenses.

The proximity of our Jamaican operation to the ocean-front could expose our facility to damage from a tropical storm or other natural catastrophe. While we maintain insurance coverage on the facility and have also established back-up and business continuity plans, we could experience downtime and could incur additional expenses related to relocation or repair of the facility, should this occur.

Currently, our Jamaican subsidiary is able to take advantage of the Jamaican labor market, which provides competent and inexpensive labor. As of December 31, 2005, our Jamaican subsidiary had approximately 99 employees. If the risks or problems posed by conducting operations in Jamaica require significant financial or managerial resources, or we are forced to relocate these operations on-shore or elsewhere off shore, our costs to reestablish these services could increase.

Our current and prospective customers may become reluctant to allow us to perform processing services in our Jamaican facility or through our India operations, thereby forcing us to relocate these services on-shore, which could increase our costs.

We conduct imaging and data capture operations related to the conversion of insurance claims information to electronic form in Jamaica through an indirect subsidiary and in India through Healthcare BPO Partners. There is a debate regarding the offshore outsourcing of jobs that could be performed in the United States. Certain of our customers or prospective customers could become reluctant to allow their processing to be performed in Jamaica or India. As a result, we could lose sales or be forced to relocate these operations on-shore, in which case our costs to provide these services could increase.

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

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We are required to comply with the Act by the end of year 2007 and to issue the reports in the first quarter 2008. In the future, our continued assessment, or the subsequent assessment by our independent registered public accounting firm, could reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in future Annual Reports on Form 10-K. We believe, at the current time, that we are taking all appropriate steps to mitigate these risks. However, potential disclosures of this type could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, it may negatively impact our business and operations.

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

There has been, and continues to be, acquisition and consolidation activity between insurance payer organizations and benefits administrators. Mergers or consolidations of payer organizations and/or benefits administrators in the future could decrease the number or the size of our existing and potential customers. A smaller market for our products and services could depress our revenue prospects.

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

The shares of common stock and warrants to purchase shares of common stock currently held by Tak Investments, Inc. (“Tak Investments”) and the shares of preferred stock held by our preferred shareholders could enable either Tak Investments or the preferred shareholders to significantly influence or control the outcome of shareholder votes and otherwise pursue control transactions involving us.

As a result of a financing transaction closed in May 2005, Tak Investments currently owns 2,222,222 of our outstanding shares of common stock, representing 36.5% of the Company’s outstanding voting shares of common stock as of March 10, 2006 and beneficially owns 8,333,333, or 47.8% of the Company’s fully diluted shares of common stock. Further, if the warrants held by Tak Investments are fully exercised for the maximum number of shares of common stock provided thereunder, but no other common equivalents are exercised or converted into shares of common stock, Tak Investments would own 68.3% of the Company’s outstanding shares of common stock. Based on Tak Investments’ownership block, it will be able to exert substantial influence over, or actually control, the outcome of subsequent common shareholder votes. In addition, although our preferred shareholders currently have very limited voting rights, in the event that they convert their shares of preferred stock into shares of common stock, or exercise the warrants that they hold for shares of our common stock, those shares of common stock will have voting rights identical to our currently outstanding shares of common stock. If our preferred shareholders convert all of their shares of preferred stock, and exercise all of their warrants, they would collectively hold approximately 38.1% of our outstanding common stock (based on the number of our outstanding shares of common stock as of March 10, 2006, and assuming no conversion of any outstanding options, warrants, or other common equivalents and not taking into account the shares of common stock that may be issuable to Tak Investments upon exercise of its warrants). Considering the preceding assumptions, this ownership block of the preferred shareholders could result in their being able to significantly influence the outcome of all common shareholder votes, should the preferred shareholders vote in the same manner. Further, certain of our preferred shareholders hold a sufficiently large number of shares of preferred stock and warrants that, in the event of their conversion and exercise they could, acting alone, have some influence over the outcome of matters submitted to our common shareholders.

The Pennsylvania Business Corporation Law (or PBCL) contains provisions designed to protect the company and its shareholders from certain takeover transactions. Specifically, sections of the PBCL prohibit a person that acquires beneficial ownership of 20% or more of the voting power of a publicly held Pennsylvania corporation (such as Healthaxis), a so-called “interested shareholder,” from engaging in a business combination transaction with such a corporation, except in certain circumstances. A purpose of the statute is to prevent coercive second step transactions at an inadequate price to the other shareholders of the corporation. However, because our board of directors approved the financing transaction that we entered into with Tak Investments, and also the preferred stock modification transaction with our preferred shareholders on June 30, 2004 the PBCL business combination statute will not prohibit a business transaction between us and Tak Investments or certain of the preferred shareholders. No such transaction has been proposed to date, however Tak Investments or our preferred shareholders could initiate a takeover transaction involving us, and we would not be able to use the PBCL business combination statute to prevent such a transaction. Further, we have agreed with the preferred shareholders that we will not, for a period of time, establish a shareholder rights plan, “poison pill” or similar anti-takeover arrangements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Overview” for further information regarding both the Company’s business relationship with Tak Investments and the preferred shareholders.

Tak Investments’ contractual relationships with us subject our common shareholders to certain risks.

In addition to the risks to our common shareholders arising out of Tak Investments’ substantial beneficial ownership of our common stock, as long as Tak Investments maintains the required level of stock ownership specified in the Investor Rights Agreement entered into by the Company and Tak Investments, Tak Investments will have the right to nominate between one and three members to the Company’s Board of Directors, and will therefore be able to exert significant influence over the Company’s business. Simultaneously with our closing of certain financing transactions with Tak Investments in May 2005, we also entered into a five-year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with Tak Investments and owned by Mr. Sharad Tak. Under the terms of this agreement, Healthcare BPO Partners is providing India-based personnel and infrastructure that we use to provide business process outsourcing services and other software development and technical support services to support our operations. Although we directly manage these personnel resources in accordance with our policies and procedures, these India-based operations are subject to the risks of non-US operations, similar to those faced by our Jamaica operations.

The registration of the resale of the shares of a substantial amount of shares of our common stock by Tak Investments and by the holders of our Preferred Stock entails some risks, including the fact that the sale of shares of our common stock in the public market, or the possibility of these sales, could depress or lower our stock price.

We currently have effective registration statements on file with the Securities and Exchange Commission providing for the registration of the resale of a substantial number of our shares of common stock and are in the process of registering substantial additional shares on behalf of Tak Investments. The aggregate number of shares of our common stock that are currently, and likely in the future, registered for resale will exceed the number of shares of our common stock that are not so registered. Although some restrictions currently apply to the resale in the public market of such shares, a significant number of shares are and will be fully eligible for resale in the public market. The sale of such shares in the public market, or the perception that such sales may occur, could depress or lower our stock price.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Healthaxis’ headquarters is located in a leased facility in Irving, Texas, a suburb of the Dallas metropolitan area. The Company owns no real property and conducts its business through the following leased facilities:

Address	Square Feet	Lease Expiration
7301 North State Highway 161, Suite 300, Irving, TX	20,000	June 2010
670 East Main St, Castledale, UT	5,450	December 2007
1-3 Pimento Way, Montego Freeport, Montego Bay, Jamaica	6,500	February 2008

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

Price Range of Common Stock

Healthaxis’ common stock is listed and trades on the NASDAQ Capital Market under the symbol HAXS. The following table shows the range of quarterly high and low sale prices for Healthaxis common stock over the last two years.

	2005		2004
	High	Low	High	Low
First Quarter	$3.50	$2.00	$5.01	$2.48
Second Quarter	2.33	1.41	4.60	2.10
Third Quarter	1.94	1.30	3.19	1.95
Fourth Quarter	1.71	1.10	4.25	1.47

On March 10, 2006, the closing price of Healthaxis common stock was $1.59. There were 108 shareholders of record as of March 10, 2006, although Healthaxis believes that the number of beneficial owners of its common stock is substantially greater.

Dividends

Healthaxis did not pay a cash dividend on its common stock in 2005 or 2004 and does not anticipate paying cash dividends on its common stock for the foreseeable future. Any payment of cash dividends on its common stock in the future will be at the discretion of the board of directors and subject to some limitations under the Pennsylvania Business Corporation Law and the Certificate of Designation of our Preferred Stock, and will depend upon factors such as the Company’s earning levels, capital requirements, financial condition and other factors deemed relevant by the board of directors. Healthaxis did, however, pay semi-annual dividends on its Preferred Stock at the stated rate of 2% per year, prior to modification of the terms of the Preferred Stock on June 30, 2004. Subsequent to the modification of the terms of the Preferred Stock, holders of the new Preferred Stock have the right to receive a nominal dividend of $.0001 per share semi-annually, aggregating to less than $1,000 per year in total to all holders of Preferred Stock, and otherwise on a pro-rata basis to the extent that dividends are paid to holders of common stock. Healthaxis did not pay a dividend on its Preferred Stock in 2005; the aggregate dividend payment on the Preferred Stock in 2004 was $223,000.

Item 6.	Selected Financial Data.

The following selected consolidated financial information has been derived from the consolidated financial statements of Healthaxis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated financial statements of Healthaxis have been audited by McGladrey & Pullen, LLP for 2005 and 2004 and by Ernst & Young LLP for 2003, 2002 and 2001. Healthaxis’ financial results include those of its subsidiaries. All information was previously restated to present as discontinued operations Healthaxis’ UICI outsourcing operations under the Services Agreement (effective June 17, 2002).

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$15,705	$16,162	$20,851	$19,816	$23,105
Expenses:
Cost of revenues	14,489	15,905	19,573	21,355	24,557
Sales and marketing	1,139	1,475	948	1,951	3,225
General and administrative	2,566	3,489	3,298	3,745	13,492
Research and development	—	—	30	366	1,479
Reversal of contingent tax liability	(979)	—	—	—	—
Restructuring and impairment charges	537	—	—	6,232	279,607
Loss on sale of building	—	—	—	—	2,498
Amortization of intangibles	84	1,032	1,296	1,300	12,471
Total expenses	17,836	21,901	25,145	34,949	337,329
Operating loss	(2,131)	(5,739)	(4,294)	(15,133)	(314,224)
Gain on extinguishments of debt	—	—	—	16,388	1,681
Interest expense and other income, net	(120)	(219)	30	(427)	(2,795)
Income (loss) before minority interest	(2,251)	(5,958)	(4,264)	828	(315,338)
Minority interest in loss of subsidiary	—	—	—	—	3,080
Income (loss) before provision for income taxes	(2,251)	(5,958)	(4,264)	828	(312,258)
Income tax provision	—	—	—	—	—
Income (loss) from continuing operations	(2,251)	(5,958)	(4,264)	828	(312,258)
Loss from sale of discontinued operations	—	—	—	(3,564)	—
Gain (loss) from discontinued operations	—	—	—	850	1,686
Loss before cumulative effect of accounting change	(2,251)	(5,958)	(4,264)	(1,886)	(310,572)
Cumulative effect of accounting change	—	—	—	(6,674)	—
Net loss	(2,251)	(5,958)	(4,264)	(8,560)	(310,572)
Less: Cash dividends on preferred stock	—	—	(690)	(198)	—
Less: Fair value of consideration transferred over carrying value of preferred stock	—	(3,973)	—	—	—
Net loss applicable to common stock	$(2,251)	$(9,931)	$(4,954)	$(8,758)	$(310,572)
Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.44)	$(3.48)	$(1.05)	$0.12	$(62.27)
Discontinued operations	—	—	—	(.51)	0.34
Cumulative effect charge	—	—	—	(1.24)	—
Net loss	$(0.44)	$(3.48)	$(1.05)	$(1.63)	$(61.93)
Weighted average common shares and equivalents used in computing basic and diluted (loss) income per share	5,174	2,857	4,699	5,361	5,015

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Balance Sheet Data:
Cash	$4,729	$3,930	$7,887	$11,380	$13,149
Total assets	21,146	20,658	27,078	33,621	57,419
Notes payable (current portion)	2,028	637	599	—	—
Notes payable (excluding current portion)	—	2,041	2,697	—	—
Convertible debenture	—	—	—	—	27,134
Preferred stock	2,752	3,100	5,899	6,280	—
Total stockholders’ equity including preferred stock	14,807	12,799	18,711	27,572	22,262

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially form those discussed in the forward looking statements as a result of various factors, including those set forth under “Business — Risk Factors” elsewhere in this report or in the information incorporated by reference in this report. You should read the following discussion and analysis in conjunction with “Selected Consolidated Financial Data” included in this report, as well as our consolidated financial statements and related notes thereto appearing elsewhere in this report.

Overview

Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers, third party administrators (“TPA”) and preferred provider organizations (“PPO”) provide enhanced claims related services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ web-based Business Process Outsourcing (“BPO”) services, which are offered to the Company’s ASP clients and on a stand-alone basis. BPO solutions include the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and editing and automated PPO routing (via electronic data interchange or “EDI”) and repricing. Healthaxis uses its deep domain expertise in health insurance operations to customize services to meet the specific needs of its customers and to produce value for those customers by tapping unrealized potential in the customers’ operations to achieve best results.

Revenue Model.    The Company’s revenues consist primarily of application service provider (ASP) fees, transaction fees and professional service fees. The ASP services are substantially dependent on the Company’s proprietary software and agreements with customers contain a license for the use of the relevant software. However, the customer does not have the contractual right to take possession of the software. The customer’s access to the Company’s hosted software is through dedicated data lines or the Internet. With some exceptions, the Company has not historically licensed its benefits administration and claims processing software for installation on customers’ systems. No new such licenses were granted since 2003 and the only revenue since that time from such licenses were ongoing fees from past licenses that are payable based on customer usage. These revenue sources are described below.

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

In preparation for providing services under these multi-year ASP contracts, the Company also usually agrees to perform certain start-up activities directly related to customizing and configuring the licensed software and loading insurance plan data for performance under the contract. The Company defers costs and revenues relating to these start-up activities and recognizes such costs and revenues ratably over the period of time expected to benefit from the start-up activities, which generally approximates the term of the ASP contract.

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

2005 Tak Investments Financing Transaction.   Following approval by the Company’s common shareholders, on May 13, 2005 the Company closed a financing transaction with Tak Investments a corporation owned by Mr. Sharad Tak. Under the terms and conditions of the Stock and Warrant Purchase Agreement with Tak Investments (the “Purchase Agreement”), the Company issued to Tak Investments 2,222,222 shares of common stock at a per share purchase price of $2.25 for an aggregate initial investment of $5.0 million. Tak Investments also received three warrants (the “Warrants”) at the Closing. The first Warrant, which provides for an exercise price of $2.25 per share of common stock and a term of two years following registration of the underlying shares, permits the Company to call the exercise of up to 3,333,333 shares of common stock (for an aggregate of up to $7.5 million) under certain conditions, but only permits Tak Investments to exercise the Warrant for up to 2,222,222 shares of common stock (for an aggregate of $5.0 million). The Company’s ability to call the exercise of the first Warrant is subject to the satisfaction of certain conditions, including unanimous approval of such action by the Company’s Board of Directors (which requires the approval of Tak Investments’s designees to the Board, as referenced below). Tak Investments also received two additional warrants representing the right to purchase additional shares of common stock at prices of $2.70 and $3.15 per share. The number of shares of common stock subject to these two additional Warrants is dependent upon the amount ultimately exercised under the first Warrant, but could total up to an additional 2,777,778 shares of common stock and could provide additional cash to the Company of up to $8.1 million.

In connection with the Closing, the Company and Tak Investments entered into a number of related agreements. Under the terms of an Investor Rights Agreement, the securities purchased by Tak Investments are subject to limited transfer restrictions, and Tak Investments has the right to approve certain fundamental corporate activities, the right to participate in other Healthaxis equity financings and, depending upon the size of the Company’s Board of Directors and Tak Investments’s continuing ownership position in the Company, the right to designate one to three nominees for election to the Company’s Board of Directors. Currently, Tak Investments has one designee sitting on the Board of Directors. The parties also entered into a Registration Rights Agreement under which the Company agrees to file a registration statement covering the resale of the shares of common stock purchased under the Purchase Agreement or through exercise of the Warrants.

As a part of the closing, the Company also entered into a five year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with Tak Investments and owned by Mr. Tak. Healthcare BPO Partners, based in Jaipur, India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica. As a part of the Resourcing Agreement, Healthcare BPO Partners also provides data center hosting services, at a Vienna Virginia facility, to Healthaxis.

2004 Preferred Stock Modification Transaction.   Previously, the Company’s Series A Convertible Preferred Stock (“old”) had a stated value of $22.1 million and was convertible into 1,424,258 shares of Healthaxis common stock at a conversion price of $15.50 per share. The terms of the preferred stock provided that cumulative dividends be paid at the rate of 2%, or approximately $442,000 per year, payable semi-annually. In general, the Company could have paid the dividends either in cash or by issuing shares of common stock, although in some circumstances it was required to pay cash dividends. The terms of the preferred stock provided that, in some situations, the holders of the preferred stock could have forced Healthaxis to buy back their shares. The Company believed that the occurrence of the situations where it could be required to buy back shares of preferred stock was within its control. The preferred stock also contained, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the preferred stock plus all accrued but unpaid dividends. The holders of the preferred stock did not have general voting rights, although they did have the right to vote separately as a class in connection with some matters.

Healthaxis entered into a Preferred Stock Modification Agreement on May 12, 2004. On June 30, 2004, Healthaxis consummated a transaction modifying the terms of its Series A Convertible preferred stock and providing for the issuance to its preferred shareholders of warrants to purchase shares of the Company’s common stock. Under the terms of the agreements with the preferred shareholders, the then existing shares of the preferred stock were convertible into an aggregate of 3,850,000 shares of the Company’s common stock. The preferred shareholders also received warrants with a term of five years entitling them to purchase up to 1,000,000 shares of common stock at an exercise price of $5.50 per share (subject to a cashless exercise feature that applies under some circumstances). The shares of common stock into which the shares of preferred stock have been, or are in the future, convertible and, with respect to which the warrants are exercisable, represent approximately 22% of our common stock on a fully diluted basis as of December 31, 2005. Holders of the preferred stock have no liquidation preference, no voting rights except as required by law, the right to receive a nominal dividend of $0.0001 per share semi-annually (aggregating to less than $1,000 per year in total) and otherwise on a pro-rata basis to the extent that dividends are paid to holders of common stock, limited anti-dilution rights in the context of stock splits, stock dividends and similar transactions, and no redemption rights. As required under the preferred stock modification agreements, Healthaxis has registered for resale the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants.

The new preferred stock is convertible into shares of common stock at the option of a preferred shareholder at any time, and in any amount. In the event of the transfer of shares of preferred stock in accordance with the terms of the agreements with the preferred shareholders, the preferred stock automatically converts into shares of common stock. Healthaxis may compel conversion of the preferred stock or exercise of the warrants granted to the preferred shareholders under certain circumstances.

Under the agreements with the preferred shareholders, Healthaxis agreed that it will not issue any equity securities in a transaction implying a pre-money valuation of Healthaxis of less than $14.5 million, or at a per share price of less than $2.15 (these restrictions do not apply to the grant of stock options to Healthaxis employees or directors in most circumstances).

Prior to conversion, the new preferred stock will only have the right to vote to the extent it is entitled to do so under applicable law. Under applicable law, the new preferred stock is entitled to vote separately as a class in certain instances, including in the event of a merger or consolidation that would effect some types of changes in the Company’s articles of incorporation. To the extent that applicable law entitles the new preferred stock to vote on a given merger or consolidation transaction, the preferred shareholders have agreed to vote their shares in favor of the merger or consolidation if the common shareholders approve the merger or consolidation and if the per share price to be received by the preferred shareholders in the merger or consolidation for each share of preferred stock is at least equal to what they would have received in the merger or consolidation if they had converted their shares of preferred stock into shares of common stock immediately prior to the merger or consolidation.

2004 HCA Settlement.   The Company previously had a contract for software licensing, development and systems implementation with the State of Washington Health Care Authority (“HCA”), which began in mid 2002. The Company was the prime contractor on the HCA project and utilized the services of an offshore development partner to perform a significant part of the work. A dispute arose under the HCA contract in late 2003, which was resolved by the Company and HCA in the second quarter of 2004. Both parties entered into an agreement to terminate the HCA contract. The Company also simultaneously entered into a cancellation agreement with its development partner canceling and terminating its master software services agreement with the development partner and the work order associated with subcontracted portions of the HCA project.

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

2003 Repurchase of Securities Held by UICI.   On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48.3% of the Company’s then outstanding common stock; 1,424 shares of Series A Convertible Preferred Stock, or 6.1% of the then outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note, which is due over three years and bears interest at 6%. The promissory note will be paid through deductions from the monthly invoices for BPO services provided by the Company to the Mega Life & Health Insurance Company (“Mega”), a UICI subsidiary. The amount of the monthly payment will be equal to the greater of one half of the Mega invoice amount for BPO services or $65,000. A balloon principal payment is due on September 30, 2006 if the note has not been paid through the monthly payments. The balance remaining to be paid as of December 31, 2005, was $2.0 million. The Company is presently exploring various means of extending the term or other financing to satisfy this commitment.

Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

	(Table in thousands)
	Year Ended Dec. 31,
	2005	2004	Change
Revenues	$15,705	$16,162	$(457)
Cost of revenues	14,489	15,905	(1,416)
Gross profit	$1,216	$257	$959
% of revenue	8%	2%

Revenues were approximately $457,000 (3%) lower in the year ended December 31, 2005 compared to the same period in 2004. Data capture service revenue declined $670,000 primarily as a result of the loss of a data capture client and a trend toward our customers receipt of a higher volume of claims electronically rather than on paper forms. Recurring PEPM license fee revenue increased $308,000 primarily as the result of an increased number of lives covered with one of our larger customers, partially offset by a decline from a different customer that had planned to transition its business away from the Company due to an acquisition. That customer’s parent organization has now reversed its decision and is in the process of increasing its volume of business with the Company. Changes in transaction fees and professional service fees were insignificant as compared to the same period in 2004.

Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. Cost of revenues declined $1.4 million (9%) in the year ended December 31, 2005 compared to the same period in 2004. Cost of revenues was 92% of revenues in the 2005 period compared to 98% in the 2004 period. Approximately $931,000 of the savings resulted from headcount reductions in January 2005 and approximately $282,000 of the decline related to facilities costs from the June 2005 headquarters office move.

	(Table in thousands)
	Year Ended Dec. 31,
	2005	2004	Change
Sales and marketing expense	$1,139	$1,475	$(336)
General and administrative expense	2,566	3,489	(923)
Reversal of contingent tax liability	(979)	—	(979)
Lease Abandonment charge	537	—	537
Amortization of intangibles	84	1,032	(948)
Interest and other income, net	116	25	91
Interest expense	(236)	(244)	8

Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows, media advertising and website development costs. These expenses decreased $336,000 (23%) in the year ended December 31, 2005 compared to the same period of 2004. The decrease is primarily due to reduced personnel expenses resulting from the January 2005 headcount reduction and lower commissions.

General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses decreased $923,000 (26%) in the year ended December 31, 2005 compared to the same period of 2004. The decrease was a result of higher than usual professional fees in 2004, reduced audit fees, and headcount reductions effected in January 2005. General and administrative expense in 2004 included $468,000 of legal, accounting and other professional fees associated with the preferred stock modification.

Reversal of contingent tax liability of $979,000 was recorded as a credit to the Statement of Operations in the second quarter of 2005 as a result of the expiration of the applicable statute of limitations period. There was no such credit in 2004.

Lease abandonment charge consists of expenses related to the Company’s former headquarters space, which was vacated in June 2005 in favor of a new office lease. The charge includes relocation costs incurred and the write-off of certain assets abandoned in the move, plus amounts paid for rent and certain rent related obligations of the former headquarters following the cease-use date. There was no such charge in 2004.

Amortization of intangibles includes the amortization of developed software and customer base acquired in the January 2001 Healthaxis merger. These expenses were reduced $948,000 (92%) in the year ended December 31, 2005 compared to the same period of 2004, as the intangibles were fully amortized in January 2005.

Interest and other income, net increased $91,000 in the year ended December 31, 2005 compared to the same period of 2004, due primarily to a) higher cash balances resulting from the sale of common stock combined with b) a reduced loss on sale of equipment.

Interest expense decreased $8,000 (3%) in the year ended December 31, 2005 compared to the same period of 2004 due to reduced interest payments under the note payable to UICI dated September 30, 2003, related to the Company’s purchase of UICI’s Healthaxis stock and warrants.

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

Liquidity and Capital Resources

Overview of Cash Resources

At December 31, 2005, our cash and cash equivalents amounted to $4.7 million compared to $3.9 million at December 31, 2004. The sources and uses of cash during 2005 are described more fully in “Analysis of Cash Flows” below. The Company’s focus is on becoming profitable and generating positive cash flow. We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months. However, in the event that we are unable to maintain or increase our revenues, or effectively reduce our expenses to a level commensurate with our revenues, or raise additional capital, then our business would likely be adversely affected.

The Company is encumbered with certain costs of being a public company, which cause its overhead structure to be higher than that normally associated with a company its size. The Company’s general and administrative expenses as a percent of revenue were 16%, 22% and 16% during 2005, 2004 and 2003, respectively. Management believes the fixed costs of remaining a public company will continue to be a significant burden on operating results unless offsetting revenue growth is achieved. As previously discussed, the increased general and administrative expenses as a percentage of revenues in 2004 was primarily the result of higher legal, accounting, and other professional fees incurred in connection with the Preferred Stock Modification Agreement and as a result of reduced revenues.

As previously discussed, the Company has a note payable to UICI of approximately $2.0 million as of December 31, 2005. A balloon payment is due on September 30, 2006 if the note has not been paid through the monthly payments. The Company is presently exploring various means of extending the term or other financing to satisfy this commitment.

With regard to maintaining cash flow from current customers, we are dependent on a small number of clients to generate a significant amount of annual and quarterly revenues. We believe that the relationships with our customers are generally positive. For the year ended December 31, 2005, our four largest customers accounted for 67% of revenues from continuing operations. One of these customers, accounting for 14% of total 2005 revenue, has increased the scope and volume of services it obtains from us and it is likely that the total revenue from this customer will increase, and thus the concentration of revenue may increase. As part of the new contract with this customer, the Company will be required to expend substantial resources, in the form of both human and capital expenditures, during the implementation phase of the contract which is expected to extend over a period as long as the next 12 months. As a result, the Company expects a negative short-term impact on cash flow until deferred collection provisions present in the contract are fulfilled and on-going profits expected to be generated from the recurring revenue stream start to be realized. The Company does not believe that the short-term impact of this project implementation will impact the Company’s ability to maintain sufficient liquidity to fund operations for at least the next 12 months. The implementation effort and terms of this agreement are typical for Healthaxis’ contracts of this scope and nature.

New sales to other customers are expected to partially offset this increased concentration; our plans for generating new revenues are based upon recent additions to our sales staff and refinement of our marketing strategy. We believe that Healthaxis offers competitive, and competitively priced, products and services to its target markets. However, there can be no assurances that we will be successful in achieving our revenue growth goals.

Analysis of Cash Flows

Cash used in operating activities for the year ended December 31, 2005 was approximately $2.4 million as compared to $2.8 million and $1.2 million for the years 2004 and 2003, respectively. The decrease in cash used in 2005 as compared to 2004 resulted primarily from the reduced net loss of $3.7 million but this amount was mostly offset by adjustments due to depreciation and amortization of $1.1 million, changes in working capital of $1.1 million, and reversal of a contingent tax accrual of approximately $1.0 million. The increase in cash used in 2004 compared to 2003 was primarily due to a $1.7 million increase in the net loss and an $816,000 reduction in depreciation expenses from 2003, partially offset by an improvement in working capital of $840,000.

Cash used in investing activities for the year ended December 31, 2005 was $1.0 million as compared to $891,000 and $1.1 million for the same periods in 2004 and 2003, respectively. The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and the acquisition of property, equipment and software. The increase in cash used in 2005 compared to 2004 resulted primarily from the purchase of new equipment to improve operational efficiency. The decrease in cash used in 2004 compared to 2003 was primarily due to a reduction in expenditures for purchased property, equipment and software, partially offset by increased expenses related to internally developed software and job start-up expenses.

Cash provided by financing activities for the year ended December 31, 2005 was $4.3 million as compared to a use of $223,000 for the same period in 2004 and a use of $1.2 million in 2003. The cash provided by financing activities in 2005 resulted from the sale of common stock to Tak Investments as previously discussed. The decrease in cash used in 2004 compared to 2003 was due to a $467,000 reduction in payments on preferred stock dividends resulting from amending and restating the terms of the preferred stock agreements completed in June 2004. The initial $500,000 payment to UICI for purchasing Healthaxis’ stock and warrants in 2003 also contributed to the increased expenditures in that year. Subsequent principal and interest payments of $793,000 and $799,000 in 2005 and 2004, respectively, were netted against accounts receivable and therefore are reflected as a non-cash financing activity in the Consolidated Statements of Cash Flows. See “Overview — Repurchase of Securities Held by UICI” above.

Lease and other commitments

Healthaxis has certain capital and operating lease commitments over the next five years. These leases are primarily for office space and data processing equipment. In April 2005, the Company entered into a lease for approximately 20,000 square feet of office space located at 7301 North State Highway 161, Irving, Texas. The new lease was entered into to provide space for the relocation of the Company’s corporate headquarters from the former location at 5215 North O’Connor Blvd, Irving, Texas, where the Company occupied approximately 31,300 square feet. Lease payments on the new lease started on January 1, 2006, which coincides with the termination of the North O’Connor Blvd. lease on December 31, 2005. The new lease also provides terms under which ownership of certain furniture and equipment will be conveyed to the Company in April 2007, provided that the Company has met its obligations under the lease at that time. As previously discussed, the Company accrued a lease abandonment charge, based upon the future lease payment obligation as of the cease-use date plus other relocation expenses. Based upon the reduced square footage and the lower rental rate per square foot of the new facility, the Company expects a cash savings of over $700,000 per year, including lease expenses, utilities, parking, and property taxes, commencing in January 2006.

Contractual Obligations

The following table summarizes the Company’s known contractual obligations (in $000s) as of December 31, 2005:

	Total	Less than 1 Year	1–3 Years	3–5 Years	After 5 Years
Long term debt obligations (1)	$2,027	$2,027	$—	$—	$—
Operating lease obligations (2)	1,596	404	728	464	—
Purchase obligations (3)	250	150	100	—	—
Other long-term liabilities (4)	899	116	181	185	417
Total	$4,772	$2,697	$1,009	$649	$417

(1)	Long-term debt obligations relate to the promissory note payable to UICI, excluding related interest.

(2)	Operating lease obligations consist primarily of leases of office space and various data processing equipment.

(3)	Purchase obligations consist primarily of contractual obligations for estimated future payments related to the licensing of various software modules that are integrated into Healthaxis’ products.

(4)	Other long-term liabilities consist of estimated payments anticipated for funding of post-retirement benefits for a group of former executives of the Company. The benefits consist primarily of medical and dental insurance.

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

See “Overview — Revenue Model” above.

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

The dividend rate on our old preferred stock was fixed at 2%, while the dividend rate on our new preferred stock as described in “Overview — Preferred Stock” above, is fixed at a nominal rate of $0.0001 per share of the new preferred stock, payable semi-annually (aggregating less than $1,000 in dividend payments to all preferred shareholders annually). The interest rate on our note payable is fixed at 6%. The fair value of these instruments is therefore subject to fluctuation as market interest rates change.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Healthaxis Inc. and Subsidiaries
Dallas, Texas

We have audited the consolidated balance sheets of Healthaxis Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthaxis Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Dallas, Texas
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Healthaxis Inc.

We have audited the accompanying consolidated statement of operations, consolidated statement of changes in stockholders’ equity and consolidated statement of cash flows of Healthaxis Inc. and subsidiaries for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Healthaxis Inc. and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas
March 24, 2004

HEALTHAXIS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,729	$3,930
Accounts receivable, net of allowance for doubtful accounts of $7 and $48, respectively	2,256	2,368
Prepaid expenses	628	635
Total current assets	7,613	6,933
Property, equipment and software, less accumulated depreciation and amortization of $5,943 and $6,661, respectively	1,726	1,654
Contract start-up costs, less accumulated amortization of $1,681 and $1,199, respectively	451	655
Customer base, less accumulated amortization of $4,214 and $4,130, respectively	—	84
Goodwill	11,276	11,276
Other assets	80	56
Total assets	$21,146	$20,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,318	$1,238
Accrued liabilities	788	674
Deferred revenues	626	923
Note payable, current portion	2,028	637
Current portion, post retirement and employment liabilities	106	135
Current portion, capital lease obligations	234	—
Total current liabilities	5,100	3,607
Note payable	—	2,041
Post retirement and employment liabilities	793	794
Capital lease obligations	40	—
Other liabilities	406	1,417
Total liabilities	6,339	7,859
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible, Issued and outstanding 2,751,658 and 3,100,000 shares, respectively (no liquidation preference)	2,752	3,100
Common stock, par value $.10: authorized 1,900,000,000 shares, Issued and outstanding 6,088,855 and 3,518,291 shares, respectively	609	352
Note receivable from employees	(23)	(23)
Additional paid-in capital	448,571	444,221
Accumulated deficit	(437,102)	(434,851)
Total stockholders’ equity	14,807	12,799
Total liabilities and stockholders’ equity	$21,146	$20,658

See notes to consolidated financial statements

HEALTHAXIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)

	Years Ended December 31,
	2005	2004	2003
Revenue	$15,705	$16,162	$19,422
Revenue from affiliates	—	—	1,429
Total	15,705	16,162	20,851
Expenses:
Costs of revenues	14,489	15,905	19,573
Sales and marketing	1,139	1,475	948
General and administrative	2,566	3,489	3,298
Research and development	—	—	30
Reversal of contingent tax liability	(979)	—	—
Restructuring and impairment charges	537	—	—
Amortization of intangibles	84	1,032	1,296
Total expenses	17,836	21,901	25,145
Operating loss	(2,131)	(5,739)	(4,294)
Interest income and other income (expense)	116	25	139
Interest expense	(236)	(244)	(109)
	(120)	(219)	30
Net loss	(2,251)	(5,958)	(4,264)
Less: Cash dividends on preferred stock	—	—	(690)
Less: Fair value of consideration transferred over carrying value of preferred stock	—	(3,973)	—
Net loss attributable to common stockholders	$(2,251)	$(9,931)	$(4,954)
Income (loss) per share of common stock (basic and diluted)	$(0.44)	$(3.48)	$(1.05)
Weighted average common shares and equivalents used in computing loss per share — basic and diluted	5,174,159	2,856,532	4,699,244

See notes to consolidated financial statements

HEALTHAXIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Employee Note Receivables	Total
Balance, December 31, 2002	23	$6,280	5,365	$536	$445,421	$(424,629)	$(36)	$27,572
Net loss						(4,264)		(4,264)
Preferred stock dividends					(690)			(690)
Common stock received for payment on note receivable			(12)		(41)			(41)
Employee stock option compensation					34			34
Repurchase of UICI stock and warrants	(1)	(381)	(2,586)	(259)	(3,260)			(3,900)
Balance, December 31, 2003	22	5,899	2,767	277	441,464	(428,893)	(36)	18,711
Net loss						(5,958)		(5,958)
Modification of Preferred Stock	3,828	(2,049)			2,049			—
Conversion of Preferred Stock to Common	(750)	(750)	750	75	675			—
Repayment of employee notes							13	13
Exercise of Stock Options			1					—
Employee stock option compensation	—	—	—	—	33	—	—	33
Balance, December 31, 2004	3,100	3,100	3,518	352	444,221	(434,851)	(23)	12,799
Net loss						(2,251)		(2,251)
Sale of Common Stock			2,222	222	4,034			4,256
Conversion of Preferred Stock to Common	(348)	(348)	349	35	313			—
Stock option compensation	—	—	—	—	3	—	—	3
Balance, December 31, 2005	2,752	$2,752	6,089	$609	$448,571	$(437,102)	$(23)	$14,807

See notes to consolidated financial statements

HEALTHAXIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(2,251)	$(5,958)	$(4,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,478	2,626	3,442
Bad debt reserve expense	(41)	9	55
Reversal of contingent tax accrual	(979)	—	—
Stock option compensation	3	33	34
Loss on disposition of assets	6	53	15
Changes in operating assets and liabilities:
Accounts receivable	(497)	82	110
Prepaid expenses	7	(30)	(32)
Other assets	(24)	9	70
Costs in excess of billings	—	—	384
Accounts payable and accrued liabilities	194	359	(509)
Deferred revenues	(297)	35	(825)
Post retirement and employment liabilities	—	(11)	(26)
Other liabilities	(42)	(50)	382
Net cash used in operating activities	(2,443)	(2,843)	(1,164)
Cash flows from investing activities
Software and contract start-up costs capitalized	(278)	(649)	(475)
Proceeds from the sale of property and equipment	9	—	—
Collection on notes receivable, net	—	101	183
Purchases of property, equipment and software and internally developed capitalized software	(745)	(343)	(847)
Net cash used in investing activities	(1,014)	(891)	(1,139)
Cash flows from financing activities
Buyback of shares from UICI	—	—	(500)
Proceeds from the issuance of common stock	4,256	—	—
Payment of preferred stock dividends	—	(223)	(690)
Net cash provided by (used in) financing activities	4,256	(223)	(1,190)
Increase (decrease) in cash and cash equivalents	799	(3,957)	(3,493)
Cash and cash equivalents, beginning of year	3,930	7,887	11,380
Cash and cash equivalents, end of year	$4,729	$3,930	$7,887
Supplemental disclosure of cash flow information:
Interest paid	$29	$3	$14
Non-cash financing activities:
Exchange of convertible preferred stock for new convertible preferred stock	$—	$2,049	$—
Accounts receivable applied to note and interest payable in lieu of cash	$793	$799	$138

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries
Notes To Consolidated Financial Statements

Note 1 — Organization and Summary of Significant Accounting Policies

Healthaxis Inc. (“Healthaxis”), formerly Provident American Corporation, is a Pennsylvania corporation organized in 1982. Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers, third party administrators (“TPA”), preferred provider organizations (“PPO”), and self-administered employer groups provide enhanced claims related services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ web-based capabilities and Business Process Outsourcing (“BPO”) services, which are offered to the Company’s ASP clients and on a stand-alone basis. BPO solutions include the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and editing and automated PPO routing (via electronic data interchange or “EDI”) and repricing.

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

Accounts Receivable

Accounts receivable consist primarily of customer billings and unbilled receivables pending billings in accordance with contract terms. An allowance for doubtful accounts is maintained based upon the Company’s history and a periodic review of the accounts. Better than expected collection experience resulted in a reversal of $41,000 of bad debt expense for the year ended December 31, 2005. Amounts charged to bad debt expense during the years ended December 31, 2004 and 2003 were $9,000, and $55,000, respectively. As individual accounts are deemed to be uncollectable, they are deducted from the allowance for doubtful accounts. Nothing was deducted during the year ended December 31, 2005 but amounts deducted as such during the years ended December 31, 2004 and 2003 were $5,000, and $206,000, respectively.

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

Contract Start-up costs

Healthaxis capitalizes costs, including direct labor and fringe benefits, directly attributable to start-up activities for ASP arrangement based long-term contracts. Such costs are amortized ratably over the life of the respective contract. All other start-up costs are expensed as incurred. Contract start-up costs capitalized during the years ended

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005, 2004, and 2003 totaled $278,000, $390,000, and $171,000, respectively. Healthaxis recorded amortization expense relating to contract start-up costs of $482,000, $494,000, and $561,000, during the years ended December 31, 2005, 2004, and 2003, respectively.

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

Healthaxis capitalized $318,000, $259,000, and $304,000, in software development costs during the years ended December 31, 2005, 2004, and 2003, respectively. All software development costs capitalized are amortized on a straight-line basis over the remaining economic life of the product (generally three years). Healthaxis recorded amortization expense relating to capitalized software development costs totaling $406,000, $561,000, and $816,000, during the years ended December 31, 2005, 2004, and 2003, respectively. Estimated future amortization expense is $209,000, $121,000, and $101,000 for years 2006, 2007 and 2008 respectively.

Customer Base

Healthaxis’ customer base was recorded as a result of a business combination transaction and is being amortized over a period of four years. Healthaxis recorded amortization expense relating to the customer base costs totaling $84,000, $1.0 million, and $1.0 million, during the years ended December 31, 2005, 2004, and 2003, respectively. The balance has been fully amortized as of December 31, 2005.

Goodwill

Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment, annually and upon the occurrence of any event that indicates potential impairments. The Company performs its annual impairment review during the fourth quarter of each year based upon an October 1 date. The Company does not have any intangible assets with an indefinite life.

Impairment of long-lived assets

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

Stock-Based Compensation

The Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25), and provide the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based Compensation — Transition and Disclosure” (“SFAS 148”). Although the Company selected an accounting policy which requires only the excess of the market value of its common stock over the exercise price of options granted to be recorded as compensation expense (intrinsic method), pro forma information regarding net loss is required as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. Pro forma net loss applicable to the options granted is not likely to be representative of the effects on reported net loss for future years. The fair value for these options is estimated at the date of grant using a Black-Scholes option pricing model. Stock compensation determined under the intrinsic method is recognized over the vesting period using the straight-line method.

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date granted in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	(Table in thousands, except per share data)
	2005	2004	2003
Net loss attributable to common shareholders	$(2,251)	$(9,931)	$(4,954)
Stock based compensation expense recorded under the intrinsic value method	3	33	34
Pro forma stock based compensation expense computed under the fair value method	(508)	(1,256)	(1,616)
Pro forma net loss applicable to common stock	$(2,756)	$(11,154)	$(6,536)
Loss per share of common stock, basic and diluted:
As reported	$(0.44)	$(3.48)	$(1.05)
Pro forma	$(0.53)	$(3.91)	$(1.39)

The fair value of the options and warrants granted are estimated on the date of grant using the Black-Scholes option pricing model. The major assumptions used include no dividends paid, a weighted average expected life of two to seven years, expected stock volatility of 60% to 122% and risk free interest rates ranging from 2.75% to 4.85%. The weighted-average grant-date fair value of options granted during 2005 with an exercise price equal to market price was $0.80 and the weighted-average grant-date fair value of options granted in 2005 with an exercise price greater than market price was $1.14.

Revenue recognition

The Company’s revenues consist primarily of application service provider (ASP) fees, transaction fees and professional service fees. The ASP services are substantially dependent on the Company’s proprietary software and agreements with customers contain a license for the use of the relevant software. However, the customer does not have the contractual right to take possession of the software. The customer’s access to the Company’s hosted software is through dedicated data lines or the internet. With some exceptions, the Company has not historically licensed its benefits administration and claims processing software for installation on customers’ systems. No new such licenses were granted since 2003 and the only revenue since that time from such licenses were ongoing fees from past licenses that are payable based on customer usage. These revenue sources are described below.

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

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In preparation for providing services under these multi-year ASP contracts, the Company also usually agrees to perform certain start-up activities directly related to customizing and configuring the licensed software and loading insurance plan data for performance under the contract. The Company defers costs and revenues relating to these start-up activities and recognizes such costs and revenues ratably over the period of time expected to benefit from the start-up activities, which generally approximates the term of the ASP contract.

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

Basic and diluted loss per share of common stock

Basic loss per share is computed only on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is computed to show the dilutive effect, if any, of convertible preferred stock, stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the convertible preferred stock, stock options and warrants, totaling 11,347,687 and 5,290,430 as of December 31, 2005 and 2004 respectively, into the computation of diluted earnings per share would be anti-dilutive. Accordingly, these items have not been included in the computation. Following is a summary of these securities:

	As of December 30,
	2005	2004
Options	1,366,843	1,076,359
Warrants	7,229,186	1,114,071
Preferred stock	2,751,658	3,100,000
Total common shares if converted	11,347,687	5,290,430

Reclassifications of prior year amounts

Certain prior year amounts have been reclassified to conform with the 2005 presentations.

Stock Split

During 2003, the Company completed a 1-for-10 reverse stock split of its $.10 par value common stock. All references to the number of shares and per share amounts have been adjusted to reflect the reverse split for all periods presented.

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company’s customers are dispersed across many different geographical areas within the United States. During the year ended December 31, 2005, four customers accounted for 67% of revenues with each customer representing more than 10% as follows:

Customer A	23%
Customer B	20%
Customer C	14%
Customer D	10%

At December 31, 2005, accounts receivable from Customer B accounted for $660,000 or 29% of the accounts receivable balance. This customer is making payments in accordance with the terms of their contract. The Company does not require collateral from its customers. Most customer contracts provide Healthaxis the ability to discontinue monthly ASP services in the event of non-payment, which could be detrimental to the customer. As a result, historical bad debts have not been material. An allowance for doubtful accounts is maintained for estimated losses on specific accounts. Management estimates the allowance for each account, if any, considering the historical payment history of the customer. Generally, uncollectable accounts are charged off when the account becomes nine months old, and the customer has indicated its intent to not pay.

The carrying amount of cash and cash equivalents, accounts receivable, notes receivable, notes receivable from employees, accounts payable, notes payable and accrued liabilities approximates fair value due to the short maturities of these instruments. The Company has no derivative financial instruments.

Segments

The business of the Company consists of services related to the processing of benefits claims for U.S. customers, which falls within a single industry and geographic segment. The Company produces consolidated information on the operations (excluding sales, general and administrative), which is regularly reviewed by the executive management committee of the Company in assessing performance and as an aid in making decisions about how resources are to be allocated.

Recent accounting pronouncements

In December 2004 the FASB issued a revision of Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25 (APB 25), ”Accounting for Stock Issued to Employees”. Historically, the Company has accounted for employee stock based compensation using the intrinsic method under APB 25 as further described in Stock-Based Compensation above. SFAS 123R requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements. The effect of the statement will be to require entities to measure the cost of employee services received in exchange for stock options based upon the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. The Company is required to adopt FAS 123R for the fiscal year beginning January 1, 2006, and anticipates doing so under the modified prospective method.

As of December 31, 2005, the Company had no outstanding unvested options that would result in future compensation expense, therefore there is no immediate impact of this Statement. The future impact of this Statement will depend upon various factors including our future compensation strategy. The pro-forma costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of the amount which should be expected in the future.

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Property, Equipment and Software

Property, equipment and software, at cost, consist of the following:

		(Table in thousands) December 31,
	Useful Lives (Years)	2005	2004
Computer equipment	3	$4,700	$4,459
Office furniture and equipment	7	377	1,005
Leasehold improvements	3–5	171	434
Computer software	1–3	2,421	2,417
		7,669	8,315
Less accumulated depreciation and amortization		(5,943)	(6,661)
		$1,726	$1,654

Property, equipment, and software depreciation and amortization expense totaled $486,000, $562,000, and $1.1 million for the years ended December 31, 2005, 2004 and 2003 respectively.

Note 3 — Accrued Liabilities and Other Liabilities

Accrued liabilities and other liabilities consist of the following:

	(Table in thousands) December 31,
	2005	2004
Salaries, benefits and payroll taxes	$413	$590
Taxes	385	1,362
Other	396	139
	1,194	2,091
Less other long-term liabilities	(406)	(1,417)
Accrued liabilities	$788	$674

Other long-term liabilities at December 31, 2005 and 2004 consist of a contingent tax liability and customer deposits.

Note 4 — Note Payable

On September 30, 2003, the Company purchased all Healthaxis securities held by a major shareholder, UICI, for $3.9 million. In conjunction with the purchase, the Company entered into a promissory note in the amount of $3.4 million, which is due over three years and bears interest at 6%. The promissory note will be paid through deductions from the monthly invoices for BPO services provided by the Company to the Mega Life & Health Insurance Company (“Mega”), a UICI subsidiary. The amount of the monthly payment will be equal to the greater of one half of the Mega invoice amount for BPO services or $65,000. A balloon principal payment is due at the maturity of the note on September 30, 2006, if the note has not been paid through the monthly payments.

Note 5 — Post Retirement and Post Employment Liabilities and Employee Benefit Plans

Healthaxis has an obligation to provide certain post retirement benefits, primarily lifetime health, dental and life insurance coverage, to a group of individuals consisting of three former executives and 17 retired employees of a predecessor company. Because this obligation exists until the death of the participants, actuarial calculations, which include the use of estimates, are used to determine the carrying value of the liability. These estimates include a life expectancy of 85 years, a discount rate of 5.3% to 6% to calculate the present value of the expected future costs, a 3% to 3.5% annual growth factor for life insurance and a range of 6%–13% annual growth factor for medical insurance. It is reasonably possible that these estimates could change in the near term. The effect of

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a one-percentage-point increase or decrease in the assumed health care cost trend rate results in an approximate $36,000 increase and $36,000 decrease, respectively, on the accumulated post retirement obligation.

Changes in the post retirement and post employment liabilities were as follows:

(Table in thousands)
Balance at January 1, 2004	$940
Interest cost	54
Service cost	58
Benefits paid	(123)
Balance at December 31, 2004	929
Interest cost	54
Service cost	58
Benefits paid	(142)
Balance at December 31, 2005	$899

At December 31, 2005 and 2004, the unamortized, unrecognized net obligation existing at the date of the initial application of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” was $61,000 and $119,000 respectively. The amortization of this transition liability was $58,000 per year for the years ended December 31, 2005, 2004, and 2003, and is included as a component of service cost.

Benefits expected to be paid for each of the next five years and in aggregate thereafter are as follows:

(Table in thousands)
2006	$116
2007	89
2008	91
2009	93
2010	92
Thereafter	418

The Company estimates contributions to be paid under the plan in 2006 will be $116,000, which represents the amount for premiums and other payments under the plan. There are no plan assets related to these post retirement benefit plans.

The Company sponsors a defined contribution retirement savings plan under section 401(k) of the Internal Revenue Code covering substantially all employees. All contributions are subject to limitations imposed by IRS regulations. The total benefit expense under this plan amounted to $142,000, $153,000, and $32,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Income Taxes

Significant components of deferred taxes consisted of the following:

	(Table in thousands) December 31,
	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$2	$17
Post employment retirement benefits	315	325
Net operating and capital loss carryforwards	53,228	52,342
Accrued expenses and deferred revenues	181	590
Total deferred tax assets	53,726	53,274

Deferred tax liabilities:
Customer base	—	(29)
Capitalized software development costs	(81)	(475)
Other, net	(239)	(348)
Total deferred tax liabilities	(320)	(852)
Deferred tax asset before valuation allowance	53,406	52,422
Valuation allowance	(53,406)	(52,422)
Net deferred tax asset	$—	$—

The Company’s net operating loss carryforward amounts of $149.0 million begin to expire in 2018 and fully expire in 2026.

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

The reconciliation of the recorded income tax provision to the benefit expected by applying the appropriate statutory income tax rate (35%) to the loss before income taxes is as follows:

	(Table in thousands) Years Ended December 31,
	2005	2004	2003
Amount computed at statutory rate	$(788)	$(2,085)	$(1,492)
Change in valuation allowance	779	2,065	3,383
Expiration/adjustment of net operating losses	—	—	(1,690)
Other permanent differences	9	20	(201)
Total income tax benefit	$—	$—	$—

Note 7 — Stockholders’ Equity

2005 Tak Investments Financing Transaction.   Following approval by the Company’s common shareholders, on May 13, 2005 the Company closed a financing transaction with Tak Investments a corporation owned by Mr. Sharad Tak. Under the terms and conditions of the Stock and Warrant Purchase Agreement with Tak Investments (the “Purchase Agreement”), the Company issued to Tak Investments 2,222,222 shares of common stock at a per share purchase price of $2.25 for an aggregate initial investment of $5.0 million. Tak Investments also received three warrants (the “Warrants”) at the Closing. The first Warrant, which provides for an exercise price of $2.25 per share of common stock and a term of two years following registration of the underlying shares, permits the Company

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to call the exercise of up to 3,333,333 shares of common stock (for an aggregate of up to $7.5 million) under certain conditions, but only permits Tak Investments to exercise the Warrant for up to 2,222,222 shares of common stock (for an aggregate of $5.0 million). The Company’s ability to call the exercise of the first Warrant is subject to the satisfaction of certain conditions, including unanimous approval of such action by the Company’s Board of Directors (which requires the approval of Tak Investments’s designees to the Board, as referenced below). Tak Investments also received two additional warrants representing the right to purchase additional shares of common stock at prices of $2.70 and $3.15 per share. The number of shares of common stock subject to these two additional Warrants is dependent upon the amount ultimately exercised under the first Warrant, but could total up to an additional 2,777,778 shares of common stock and could provide additional cash to the Company of up to $8.1 million.

In connection with the Closing, the Company and Tak Investments entered into a number of related agreements. Under the terms of an Investor Rights Agreement, the securities purchased by Tak Investments are subject to limited transfer restrictions, and Tak Investments has the right to approve certain fundamental corporate activities, the right to participate in other Healthaxis equity financings and, depending upon the size of the Company’s Board of Directors and Tak Investments’s continuing ownership position in the Company, the right to designate one to three nominees for election to the Company’s Board of Directors. Currently, Tak Investments has one designee sitting on the Board of Directors. The parties also entered into a Registration Rights Agreement under which the Company agrees to file a registration statement covering the resale of the shares of common stock purchased under the Purchase Agreement or through exercise of the Warrants.

As a part of the closing, the Company also entered into a five year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with Tak Investments and owned by Mr. Tak. Healthcare BPO Partners, based in Jaipur, India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica. As a part of the Resourcing Agreement, Healthcare BPO Partners also provides data center hosting services, at a Vienna Virginia facility, to Healthaxis.

2004 Preferred Stock Modification Transaction.   Previously, the Company’s Series A Convertible Preferred Stock (“old”) had a stated value of $22.1 million and was convertible into 1,424,258 shares of Healthaxis common stock at a conversion price of $15.50 per share. The terms of the preferred stock provided that cumulative dividends be paid at the rate of 2%, or approximately $442,000 per year, payable semi-annually. In general, the Company could have paid the dividends either in cash or by issuing shares of common stock, although in some circumstances it was required to pay cash dividends. The terms of the preferred stock provided that in some situations the holders of the preferred stock could have forced Healthaxis to buy back their shares. The Company believed that the occurrence of the situations where it could be required to buy back shares of preferred stock was within its control. The preferred stock also contained, among other things, provisions providing the holders a preference in the payment of dividends and also a liquidation preference equal to at least the stated value of the preferred stock plus all accrued but unpaid dividends. The holders of the preferred stock did not have general voting rights, although they did have the right to vote separately as a class in connection with some matters. After purchasing the preferred stock held by UICI during 2003, the recorded value as of December 31, 2003 was $5.9 million.

Healthaxis entered into a Preferred Stock Modification Agreement on May 12, 2004. On June 30, 2004, Healthaxis consummated a transaction modifying the terms of its Series A Convertible preferred stock and providing for the issuance to its preferred shareholders of warrants to purchase shares of the Company’s common stock. Under the terms of the agreements with the preferred shareholders, shares of the preferred stock (“new”) were convertible into an aggregate of 3,850,000 shares of the Company’s common stock. The preferred shareholders also received warrants with a term of five years entitling them to purchase up to 1,000,000 shares of common stock at an exercise price of $5.50 per share (subject to a cashless exercise feature that applies under some circumstances). The shares of common stock into which the shares of preferred stock have been or in the future are convertible and with respect to which the warrants are exercisable, represent approximately 22% of the common stock on a fully diluted basis as of December 31, 2005. Holders of the preferred stock have no liquidation preference, no voting rights except

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as required by law, the right to receive a nominal dividend of $0.0001 per share semi-annually (aggregating less than $1,000 per year in total) and otherwise on a pro-rata basis to the extent that dividends are paid to holders of common stock, limited anti-dilution rights in the context of stock splits, stock dividends and similar transactions, and no redemption rights.

The new preferred stock is convertible into shares of common stock at the option of a preferred shareholder at any time, and in any amount. In the event of the transfer of shares of preferred stock in accordance with the terms of the agreements with the preferred shareholders, the preferred stock automatically converts into shares of common stock. Healthaxis may compel conversion of the preferred stock or exercise of the warrants granted to the preferred shareholders under some circumstances.

Under the agreements with the preferred shareholders, Healthaxis agreed that it will not issue any equity securities in a transaction implying a pre-transaction valuation of Healthaxis of less than $14.5 million or at a per share price of less than $2.15 (these restrictions do not apply to the grant of stock options to Healthaxis employees or directors in most circumstances).

Prior to conversion, the new preferred stock will only have the right to vote to the extent it is entitled to do so under applicable law. Under applicable law, the new preferred stock is entitled to vote separately as a class in certain instances, including in the event of a merger or consolidation that would effect some types of changes in the Company’s articles of incorporation. To the extent that applicable law entitles the new preferred stock to vote on a given merger or consolidation transaction, the preferred shareholders have agreed to vote their shares in favor of the merger or consolidation if the common shareholders approve the merger or consolidation and if the per share price to be received by the preferred shareholders in the merger or consolidation for each share of preferred stock is at least equal to what they would have received in the merger or consolidation if they had converted their shares of preferred stock into shares of common stock immediately prior to the merger or consolidation.

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

The Company recorded this transaction based upon the calculation of the fair value of the new preferred stock and warrants. The calculated fair value of the new preferred stock is $8.9 million (3,850,000 shares multiplied by the $2.32 closing sale price of the Company’s common stock on the day of the transaction). The Company estimated the fair value of the warrants to be $940,000 using the Black-Scholes pricing model. The total calculated fair value of the new preferred stock and warrants is therefore $9.9 million. The $4.0 million difference between the calculated fair value of the new preferred stock and warrants and the carrying value of the old preferred stock of $5.9 million is analogous to a dividend to the preferred stockholders and has been recorded as such in the Company’s Consolidated Statement of Operations.

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

2003 Repurchase of Securities Held by UICI.   On September 30, 2003, the Company purchased all Healthaxis securities held by UICI for $3.9 million. The UICI holdings included 2,585,769 shares of Healthaxis common stock, or 48% of the Company’s outstanding common stock; 1,424 shares of Series A Convertible Preferred Stock, or 6% of the outstanding preferred stock; and warrants to purchase 22,240 shares of common stock. The repurchased securities were retired. The total purchase price of $3.9 million included $500,000 cash at closing, and a $3.4 million promissory note (See Note 4). To obtain the required approval of this transaction from the Series A Preferred

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders, the Company agreed to reduce the conversion price of the remaining preferred shares from $26.25 to $15.50. The repurchase of the preferred shares held by UICI reduced the total liquidation value of the outstanding Series A Preferred stock from $23.5 million to $22.1 million.

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

Note 8 — Stock Options and Warrants

From 1996 through 1999, Healthaxis maintained several stock option plans that provided for option grants to directors and key employees of Healthaxis and its subsidiaries. In addition, certain Healthaxis option plans provided for grants to non-employee field representatives and agents related to Healthaxis’ discontinued insurance operations. During 2000, no options were granted and all such plans became inactive. The total number of options outstanding under these plans as of December 31, 2005 is 362,510.

On January 26, 2001, the Healthaxis shareholders approved the 2000 Stock Option Plan (“2000 Plan”). Under the 2000 Plan, employees, officers and directors of Healthaxis, as well as certain consultants, were eligible to receive Healthaxis options. Nonqualified or incentive stock options may be granted. The plan was administered by the Compensation Committee, which is appointed by the Company’s Board of Directors. The Compensation Committee determined such things as the number of options to be granted to each participant, the exercise price, the vesting schedule and the expiration date. Options awarded under this plan include a mandatory Confidentiality and Non-Interference attachment, whereby the recipient agrees to certain covenants as a prerequisite to receiving the option award. The total number of options outstanding under the 2000 Plan as of December 31, 2005 is 888,483.

On June 29, 2005, the Healthaxis shareholders approved the Healthaxis Inc. 2005 Stock Incentive Plan (the “2005 Plan”) as a complete amendment and restatement of the Healthaxis 2000 Plan. Under the 2005 Plan, employees, non-employee directors, executive officers, consultants and advisors of the Company are eligible to receive Healthaxis stock-based awards. Such awards may include incentive stock options, nonstatutory stock options, stock appreciation rights, stock units and performance shares, and restricted stock awards. The 2005 Plan is administered by the Compensation Committee, which determines such things as the type of award to be granted to each participant, quantity, exercise price, vesting schedule, and expiration date. The 2005 Plan prohibits the grant of a stock option with an exercise price less than the fair market value of the Company’s stock on the date of grant. The total number of options outstanding under the 2005 Plan as of December 31, 2005 is 115,850.

During 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options. No stock-based employee compensation cost is reflected in the Company’s net loss, as all options granted under these plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. At the time of the acceleration, the Company had a total of 1,400,856 employee and director stock options outstanding, of which 1,098,061 were vested and 302,795 were unvested. All of the unvested options are governed by the 2005 Plan. The Compensation Committee of the Board of Directors has authority to accelerate vesting of options governed by the 2005 Plan. Upon the request of the Company’s Board of Directors, the Compensation Committee reviewed details regarding the terms, including the exercise price, and number of shares subject to options issued under the Plan. After conducting such a review, the Compensation Committee took action to immediately vest of all of the 302,795 previously unvested options, all of which were out-of-the-money (had an exercise price that was greater than the closing price of the Company’s common stock on that date). This action was taken in consideration of the interest of the Company’s shareholders in not having

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s earnings impacted by the approximately $181,000 in compensation expense that the Company would otherwise have recorded over four years beginning in the first quarter of 2006, upon the adoption of FAS 123(R). The Board of Directors and the Compensation Committee also weighed the potential detrimental effect of early vesting on the employee retention value of the current vesting schedules for the affected options and employees in taking this action.

During the period 1998 through 2001, the Company issued a total of 207,781 warrants in connection with marketing and carrier agreements related to the Company’s now discontinued website operations, and to employees, consultants and agents of the Company. Of that total, 40,020 are outstanding as of December 31, 2005. During 2004, the Company issued 1,020,000 warrants associated with the Company’s new preferred stock (See Note 7), all of which are outstanding as of December 31, 2005.

In 2005, the Company issued a) a total of 6,166,666 warrants in connection with the sale of stock to Tak Investments as described in Note 7 and b) 2,500 warrants to Communities Foundation of Texas, a public charity created in accordance with the IRS Code as a vehicle for charitable giving. All of the warrants issued in 2005 were outstanding as of December 31, 2005.

The following table summarizes the changes in outstanding Healthaxis stock options and warrants:

	Stock Options		Warrants
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	856,305	$20.70	197,741	$43.10
Granted	186,856	3.40	—	—
Exercised	—	—	—	—
Forfeited	(46,335)	10.25	—	—
Expired	(60,299)	34.03	(37,089)	44.81
Outstanding at December 31, 2003	936,527	16.89	160,652	42.65
Granted	359,700	2.33	1,020,000	5.50
Exercised	(699)	3.43	—	—
Forfeited	(61,011)	8.25	—	—
Expired	(158,158)	22.63	(66,581)	63.86
Outstanding at December 31, 2004	1,076,359	11.67	1,114,071	7.26
Granted	448,050	1.91	6,169,166	2.55
Exercised	—	—	—	—
Forfeited	(84,196)	4.16	—	—
Expired	(73,370)	30.00	(54,051)	36.04
Outstanding at December 31, 2005	1,366,843	$7.95	7,229,186	$3.03

Options/Warrants exercisable at December 31,	Number of Options	Weighted Avg. Exercise Price of Options	Warrants
2003	744,280	$19.54	160,652
2004	758,828	15.30	1,114,071
2005	1,366,843	7.95	4,475,460

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of the status of stock options outstanding at December 31, 2005:

Outstanding Options				Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 1.72 – $ 2.25	441,750	9.50	$1.91	441,750	$1.91
$ 2.26 – $ 5.00	422,183	8.06	$2.61	422,183	$2.61
$ 5.01 – $10.00	234,310	4.21	$8.21	234,310	$8.21
$10.00 – $87.50	268,600	2.20	$26.03	268,600	$26.03

Total expensed stock based compensation for the years ended December 31, 2005, 2004, and 2003 totaled $3,000, $33,000, and $34,000, respectively.

Note 9 — Related Party and Certain Transactions

Healthcare BPO Partners

As described in Note 7, the Company entered into a five year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with Tak Investments and owned by Mr. Tak. Healthcare BPO Partners, based in Jaipur India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica. As a part of the Resourcing Agreement, Healthcare BPO Partners also provides data center hosting services, at a Vienna Virginia facility, to Healthaxis. For the year ended December 31, 2005, the Company incurred costs of $376,000 related to the Resourcing Agreement and at December 31, 2005, the Company had accounts payable to Healthcare BPO Partners of $135,000.

UICI

Historically, Healthaxis conducted a significant amount of business with a major shareholder, UICI. Prior to September 30, 2003, UICI owned a significant portion of the Company’s outstanding common stock, and also owned preferred stock and warrants. The repurchase of all such securities from UICI is described in Note 7. As of December 31, 2003, UICI owned no Healthaxis securities and is no longer a related party.

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

For the years ended December 31, 2005, 2004, and 2003, UICI and its subsidiaries and affiliates accounted for $1.5 million (10%), $1.6 million (10%), and $1.8 million (9%), respectively, of the Company’s revenues from continuing operations. The 2003 amount includes $1.4 million of revenue prior to September 30, at which time UICI sold its holdings in Healthaxis and is no longer considered an affiliate. As of December 31, 2005 and 2004, Healthaxis had accounts receivable due from UICI and its subsidiaries and affiliates totaling $135,000 and $111,000, respectively. These amounts represented 6% and 5% of the Company’s total accounts receivable at December 31, 2005 and 2004, respectively.

Netlojix Communications, Inc., a telephone company in which Ronald L. Jensen, former Chairman of UICI and a former director of one of the Company’s subsidiaries, and parties affiliated with Mr. Jensen own a controlling

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest, provides telephone and data line services to the Company pursuant to written agreements which expire in September 2005 and December 2006. For the years ended December 31, 2005, 2004 and 2003, Healthaxis paid Netlojix Communications, Inc. approximately $110,000, $118,000, and $158,000, respectively, for services under this agreement.

Transactions with Digital Insurance

In connection with the sale of the retail website operations to Digital Insurance, Healthaxis and Digital Insurance entered into various agreements including an asset purchase agreement, a software license agreement and a consulting agreement. While there was no revenue recognized by the Company in the year ended December 31, 2005, revenue recognized during the years ended December 31, 2004 and 2003 under these agreements, as subsequently amended, totaled $30,000, and $133,000, respectively.

Note 10 — Commitments and Contingencies

Legal Proceedings

The Company is involved in normal litigation, including that arising in the ordinary course of business. Management is of the opinion that no pending litigation will have a material adverse effect on the results of operations or financial position of the Company.

Operating Lease Obligations

The Company leases office space and various pieces of equipment under operating leases expiring in various years through 2010. Rental expense for the years ended December 31, 2005, 2004, and 2003 was $846,000, $1.2 million, and $1.2 million, respectively. Future minimum rent payments under capital and operating leases through lease termination for each of the next five years and in the aggregate are as follows:

(Table in thousands)
2006	$403
2007	423
2008	305
2009	309
2010	155
$1,595

Note 11 — Real Estate Lease

In April 2005, the Company entered into a lease for approximately 20,000 square feet of office space located at 7301 North State Highway 161, Irving, Texas. The new lease was entered into for the purpose of relocating the corporate headquarters from the Company’s prior location at 5215 North O’Connor Blvd, Irving, Texas, where the Company occupied approximately 31,300 square feet. Lease payments on the new lease started on January 1, 2006, which coincided with the termination of the North O’Connor Blvd. lease on December 31, 2005.

In June 2005, the Company substantially completed the move of its headquarters and incurred certain costs related to the relocation of personnel and equipment and recorded a lease abandonment charge of $500,000 as of the cease-use date in the second quarter 2005. This charge consists of relocation costs incurred to date and the write-off of certain assets abandoned in the move, plus a $440,000 accrual for the future rent and rent related obligations of the former headquarters. The accrued rent and rent related obligations were paid on a monthly basis through December 31, 2005 in accordance with the lease terms. As of December 31, 2005, the Company had fulfilled its obligations and had no remaining balance in the accrued liability. Additional expenses related to the abandonment, such as the Company’s pro-rata share of utility costs and equipment de-installation charges were expensed as incurred in the lease abandonment charge. For the year ended December 31, 2005, the lease abandonment charge was $537,000.

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 12 — Quarterly Results of Operations (unaudited)

The following is a tabulation of the Company’s quarterly results of operations for the years ended December 31, 2005 and 2004:

	(Table in thousands, except per share amounts)
	2005
	Q1	Q2	Q3	Q4	Total
Revenue	$4,126	$4,011	$3,843	$3,725	$15,705
Operating expenses	5,037	4,284	4,332	4,183	17,836
Operating loss	(911)	(273)	(489)	(458)	(2,131)
Interest expense and other income, net	(47)	(52)	(22)	1	(120)
Net loss	$(958)	$(325)	$(511)	$(457)	$(2,251)
Net loss per share of common stock (basic and diluted)	$(0.26)	$(0.07)	$(0.09)	$(0.08)	$(0.44)

	2004
	Q1	Q2	Q3	Q4	Total
Revenue	$4,249	$3,894	$3,942	$4,077	$16,162
Operating expenses	5,890	5,723	5,220	5,068	21,901
Operating loss	(1,641)	(1,829)	(1,278)	(991)	(5,739)
Interest expense and other income, net	(37)	(48)	(50)	(84)	(219)
Net loss	$(1,678)	$(1,877)	$(1,328)	$(1,075)	$(5,958)
Net loss per share of common stock (basic and diluted)	$(0.65)	$(2.07)	$(0.48)	$(0.34)	$(3.48)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by it under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 9B.	Other Information

The Company is a party to a Change in Control Employment Agreement dated January 1, 2002 with James W. McLane, its Chairman and former Chief Executive Officer (the “Agreement”). The Agreement was amended pursuant to a First Amendment dated January 1, 2003 and a Second Amendment dated May 13, 2005 (the “Second Amendment”). On November 19, 2005, the Company’s Compensation Committee, on behalf of the Company, and Mr. McLane reached an oral agreement to modify the Agreement, as amended. Under the terms of this oral agreement, effective as of January 1, 2006, Mr. McLane ceased to be an employee and now provides consulting services to the Company. The Company has agreed to pay Mr. McLane a consulting fee of $10,000 per month through June 30, 2006. Mr. McLane continues to serve as Chairman of the Board and, effective July 1, 2006 and thereafter, Mr. McLane will receive a $5,000 fee in his capacity as Chairman for each meeting of the Board of Directors attended, unless an alternative arrangement is agreed to at that time. These changes in Mr. McLane’s duties and compensatory arrangements were made at Mr. McLane’s initiative and recommendation. As a result of the Company’s and Mr. McLane’s mutual agreement to these changes, Mr. McLane’s “Employment Period” under the Agreement, as amended, ceased as of December 31, 2005. Further, Mr. McLane waived entitlement to any severance payments arising as a result of his termination of employment under Section 5(a)(i) of the Agreement. Consistent with the Agreement and the Second Amendment, the stock options held by Mr. McLane will remain exercisable for extended periods of thirty-six (36) months, and Mr. McLane will be entitled to certain other benefits, as specified in the Agreement.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to Healthaxis’ definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Healthaxis Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the Healthaxis Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the Healthaxis Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Healthaxis Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Healthaxis Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following consolidated financial statements of Healthaxis Inc. are included in Item 8:

(1)	List of Financial Statements:

(2)	Financial Statement Schedules:

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

Healthaxis Inc.

Date: March 29, 2006	By: /s/ John M. Carradine John M. Carradine Chief Executive Officer (Duly Authorized Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of Healthaxis, Inc., a Pennsylvania corporation, and the undersigned directors and officers of Healthaxis, Inc. hereby constitutes and appoints John M. Carradine and Ronald K. Herbert, or any one of them, its, his or her true and lawful attorney-in-fact and agent, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ James W. McLane James W. McLane	Chairman of the Board of Directors	March 29, 2006

/s/ John M. Carradine John M. Carradine	Chief Executive Officer (principal executive officer) and Director	March 29, 2006

/s/ Ronald K. Herbert Ronald K. Herbert	Chief Financial Officer (principal financial and accounting officer)	March 29, 2006

/s/ James J. Byrne James J. Byrne	Director	March 29, 2006

/s/ John W. Coyle John W. Coyle	Director	March 29, 2006

/s/ Thomas L. Cunningham Thomas L. Cunningham	Director	March 29, 2006

/s/ Adam J. Gutstein Adam J. Gutstein	Director	March 29, 2006

/s/ Kevin F. Hickey Kevin F. Hickey	Director	March 29, 2006

/s/ Barry L. Reisig Barry L. Reisig	Director	March 29, 2006

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated January 30, 2001.

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

10.4†	Registrant’s 2000 Stock Option Plan. Incorporated by reference to Exhibit (10)(PPP) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.5†	Amended and Restated Healthaxis.com 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the period ended December 31, 2004.

10.6†	Employment Agreement between Healthaxis.com, Inc., Registrant and James McLane. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 3, 2001.

10.7†
Change in Control Employment Agreement between James. W. McLane and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.66 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.8†
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

Exhibit Number	Description of Exhibits
10.11†
First Amendment to change in Control Employment Agreement between John M. Carradine and Registrant effective January 1, 2003. Incorporated by reference to Exhibit 10.78 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.12†
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

10.14	Purchase Agreement, dated as of September 30, 2003 between the Company and UICI. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2003.

10.15	Promissory Note, made by the Company, payable to UICI. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2003.

10.16
Preferred Stock Modification Agreement dated May 12, 2004 between Healthaxis Inc. and certain Preferred Shareholders. Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement dated June 1, 2004.

10.17
Investor Rights Agreement dated as of June 30, 2004 between Healthaxis Inc. and certain Preferred Stockholders. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2004.

10.18
Registration Rights Agreement dated as of June 30, 2004 between Healthaxis Inc. and certain Preferred Shareholders. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2004.

10.19
Form of Warrant dated as of June 30, 2004 and executed by Healthaxis Inc. in favor of Brown Simpson Partners I, Ltd. (490,306 common shares), OTAPE LLC (58,072 common shares), LB I Group Inc. (387,117 common shares) and The Pennsylvania State University (64,505 common shares). Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2004.

10.20	Rights Agreement dated as of November 13, 1998 between American Online, Inc. and Registrant. Incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2004.

10.21	Sublease Agreement effective April 1, 2005 between BearingPoint, Inc. and Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2005.

10.22
Stock and Warrant Purchase Agreement dated as of February 23, 2005, between Healthaxis Inc. and Tak Investments, Inc. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 17, 2005.

10.23	Warrant (#1) executed by Healthaxis Inc. in favor of Tak Investments, Inc. for up to 3,333,333 common shares. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed May 17, 2005.

10.24	Warrant (#2) executed by Healthaxis Inc. in favor of Tak Investments, Inc. for up to 1,388,889 common shares. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed May 17, 2005.

Exhibit Number	Description of Exhibits
10.25	Warrant (#3) executed by Healthaxis Inc. in favor of Tak Investments, Inc. for up to 1,388,889 common shares. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed May 17, 2005.

10.26	Investor Rights Agreement dated as of May 13, 2005 between Healthaxis Inc. and Tak Investments, Inc. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed May 17, 2005.

10.27	Registration Rights Agreement dated as of May 13, 2005 between Healthaxis Inc. and Tak Investments, Inc. Incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K filed May 17, 2005.

10.28	Remote Resourcing Agreement dated as of May 13, 2005 between Healthaxis, Ltd. and Healthcare BPO Partners, L.P. Incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K filed May 17, 2005.

10.29†
Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and James W. McLane. Incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K filed May 17, 2005.

10.30†
Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and John M. Carradine. Incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-K filed May 17, 2005.

10.31†
Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and J. Brent Webb. Incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K filed May 17, 2005.

10.32†	Employment Agreement between Registrant and Larry Thompson. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 18, 2005.

10.33†	Healthaxis 2005 Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement filed June 1, 2005.

10.34†	Employment Agreement between Registrant and Ronald K. Herbert, filed herewith.

10.35†	Oral Agreement between Registrant and James W. McLane dated November 19, 2005 modifying terms of Mr. McLane’s Change in Control Agreement, filed herewith.

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