Form 10-Q
period 2006-03-31
HEALTHAXIS INC
filed 2006-05-12
CIK 768892

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended ........................... March 31, 2006
OR
☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .................... to ....................

Commission file number ........................... 0-13591

HEALTHAXIS INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2214195 (I.R.S. Employer Identification No.)

7301 N. State Highway 161, Suite 300, Irving, Texas 75039
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code: (972) 443-5000

Former name, former address and former fiscal year, if changed since last report: N/A

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,088,855 shares of common stock, par value $.10, outstanding as of May 5, 2006.

Healthaxis Inc.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$ 3,862	$ 4,729
Accounts receivable, net of allowance for doubtful accounts of $7 each period	2,732	2,256
Prepaid expenses	637	628

Total current assets	7,231	7,613

Property, equipment and software, less accumulated depreciation and amortization of $6,064 and $5,943, respectively	1,730	1,726
Contract start-up costs, less accumulated amortization of $1,755 and $1,681, respectively	773	451
Goodwill	11,276	11,276
Other assets	109	80

Total assets	$ 21,119	$ 21,146

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 1,687	$ 1,318
Accrued liabilities	705	788
Deferred revenues	995	626
Notes payable, current portion	1,862	2,028
Current portion, post retirement and employment liabilities	106	106
Current portion, capital lease obligations	222	234

Total current liabilities	5,577	5,100

Post retirement and employment liabilities	791	793
Capital lease obligations	—	40
Other liabilities	406	406

Total liabilities	6,774	6,339

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible, 2,751,658 shares issued and outstanding each period (no liquidation preference)	2,752	2,752
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 6,088,855 shares each period	609	609
Note receivable from employees	(23)	(23)
Additional paid-in capital	448,571	448,571
Accumulated deficit	(437,564)	(437,102)

Total stockholders’ equity	14,345	14,807

Total liabilities and stockholders’ equity	$ 21,119	$ 21,146

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenue	$ 3,918	$ 4,126

Expenses:
Cost of revenues	3,376	4,096
Sales and marketing	374	213
General and administrative	609	644
Amortization of intangibles	—	84
Total expenses	4,359	5,037

Operating loss	(441)	(911)

Interest and other income, net	28	8
Interest expense	(49)	(55)

Net loss	$ (462)	$ (958)

Net loss per share of common stock (basic and diluted)	($ 0.08)	($ 0.26)

Weighted average common shares and equivalents used in computing basic and diluted loss per share	6,088,855	3,697,649

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended
Cash flows from operating activities	March 31, 2006	March 31, 2005
Net loss	$ (462)	$ (958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259	465
Loss on disposition of assets	2	—
Change in:
Accounts receivable	(642)	(333)
Prepaid expenses and other current assets	(38)	(281)
Accounts payable and accrued liabilities	203	(16)
Deferred revenues	369	(45)
Other liabilities	(54)	(25)

Net cash used in operating activities	(363)	(1,193)

Cash flows from investing activities
Investment in capitalized software and contract start-up costs	(396)	(34)
Purchases of property, equipment and software	(108)	(134)

Net cash used in investing activities	(504)	(168)

Cash flows from financing activities
Net cash used in financing activities	—	—

Decrease in cash and cash equivalents	(867)	(1,361)
Cash and cash equivalents, beginning of period	4,729	3,930

Cash and cash equivalents, end of period	$ 3,862	$ 2,569

Non-cash financing activities
Accounts receivable applied to note and interest payable in Lieu of cash	$ 195	$ 197

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

Note A – Description of business and basis of presentation

Unaudited Financial Information

     The unaudited consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States of America, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005

Earnings Per Share

     Basic loss per share is computed using only the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is computed to show the dilutive effect, if any, of convertible preferred stock, stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the convertible preferred stock, stock options and warrants in the computation of diluted earnings per share would be anti-dilutive for each of the periods presented, thus these items have not been included in the computation. Following is a summary of these potentially dilutive securities:

	As of March 31,
	2006	2005
Options	1,299,328	1,043,694
Warrants	7,229,186	1,084,071
Preferred stock	2,751,658	2,851,658

Total common shares if converted	11,280,172	4,979,423

Note B – Recently Adopted Accounting Pronouncements

     In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Accounting for Stock-Based Compensation.” SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required.

     We adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method. SFAS 123R is effective for all stock options and other awards we grant beginning January 1, 2006 and any stock options or other awards previously granted but that vest in 2006 or in the future. In November 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options, the exercise price for which exceeded the then current stock price, thus there is no compensation expense required related to prior stock option grants and no new grants were made in the first quarter of 2006.

     The table below summarizes stock option activity pursuant to our plans for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,366,843	$ 7.95
Granted	—	—
Exercised	—	—
Forfeited	(67,515)	2.33
Expired	—	—

Outstanding at end of period	1,299,328	$ 8.24

Exercisable at end of period	1,299,328	$ 8.24

     Shares available for future stock grants to employees and directors under existing plans were 1,062,483 at March 31, 2006.  At March 31, 2006, the exercise price of all outstanding options exceeded the current market price thus there was no intrinsic value of options outstanding or exercisable.

     The following table summarizes the range of exercise prices and weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at March 31, 2006:

Outstanding Options				Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.72 - $2.25	401,750	9.26	$1.92	401,750	$1.92
$2.26 - $5.00	395,283	7.81	$2.61	395,283	$2.61
$5.01 - $10.00	234,310	3.97	$8.21	234,310	$8.21
$10.00 - $87.50	267,985	1.95	$26.03	267,985	$26.03

        The following table illustrates the pro forma effect on net loss and loss per share for the three months ended March 31, 2005 had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (table in thousands, except per share data):

Net loss, as reported	$ (958)
Pro forma stock based compensation expense
computed under the fair value method	(55)
Pro forma net loss	$(1,013)

Loss per share of common stock, basic and diluted
as reported	$(0.26)

Pro forma	$(0.27)

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

Note C – Post Retirement Benefits

        Healthaxis has an obligation to provide certain post retirement benefits, primarily lifetime health, dental and life insurance coverage, to a group of individuals consisting of three former executives and 17 retired employees of Provident American Corporation, which became Healthaxis, and the Company’s former Chairman. The following table sets forth the components of net post-retirement benefit expense for all plans:

	(Table in $000s) Three Months Ended March 31,
	2006	2005
Interest cost	$13	$13
Transition obligation amortization	14	14

Net post retirement expense	$27	$27

Note D – Significant Customer Concentrations

        For the three months ended March 31, 2006 and 2005, four customers accounted for $2.7 million (70%) and $2.7 million (64%), respectively, of the Company’s total revenues. At March 31, 2006 and December 31, 2005, two customers individually accounted for more than 10% of the Company’s accounts receivable: one accounted for $623,000 (23%) and $660,000 (29%), while the other accounted for $454,000 (17%) and $166,000 (7%), of the Company’s accounts receivable for March 31, 2006 and December 31, 2005, respectively. These customers are making payments in accordance with the terms of their contracts.

Note E – Other Liabilities and Contingencies

        Other liabilities include $324,000 of contingent tax liabilities at March 31, 2006 and December 31, 2005.

Note F – Related Party Transactions

        As described in our 2005 Form 10-K, the Company entered into a five year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with Tak Investments and owned by Mr. Tak. Healthcare BPO Partners, based in Jaipur, India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica. As a part of the Resourcing Agreement, Healthcare BPO Partners also provides data center hosting services, at a Vienna Virginia facility, to Healthaxis. For the three months ended March 31, 2006, the Company incurred costs of approximately $228,000 related to the Resourcing Agreement and at March 31, 2006, the Company had accounts payable to Healthcare BPO Partners of approximately $157,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. These statements may be identified with words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," "designed," "on track," "comfortable with," "optimistic" and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption "Risk Factors" in the Company’s Form 10-K for the year ended December 31, 2005. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on forward-looking statements.

Overview

        Healthaxis Inc. is a Pennsylvania corporation, which was organized in 1982. Healthaxis’ common stock trades on the NASDAQ Capital Market under the symbol “HAXS.” The operations of Healthaxis are conducted through its subsidiary, Healthaxis, Ltd. Unless otherwise indicated, or the context otherwise requires, all references in this document to the "Company," "Healthaxis," "we," "our" or "us" include Healthaxis Inc. and all of its subsidiaries. Healthaxis maintains a website at www.healthaxis.com. The Healthaxis Code of Conduct can be found on the Healthaxis website. Information found on the Healthaxis website is not a part of this report.

        The Company reported revenue of $3.9 million and an operating loss of $441,000 in the first quarter of 2006. While revenue was approximately $208,000 less than the first quarter of 2005, it showed sequential improvement of approximately $193,000 as compared the fourth quarter of 2005. The operating loss for the first quarter of 2006 improved approximately $470,000 as compared to the first quarter of 2005 and approximately $17,000 as compared to the fourth quarter of 2005. The Company is in the middle of a large-scale customer implementation that is expected to continue to add a significant number of revenue-generating lives to our systems. In addition, we have added new customers and we have renewed contracts with a number of existing customers. Due to the subscription nature of our business, these customer wins do not immediately impact the operating results, but are expected to provide additional revenue in future periods.

Critical Accounting Policies

        Critical accounting policies are those which are most important to the financial statement presentation and that require the most difficult, subjective complex judgments. As described in Note B to the financial statements, the Company adopted SFAS 123R in the first quarter of 2006. There have been no other changes in the Company’s critical accounting policies as described in the Company’s Form 10-K for the year ended December 31, 2005.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

	(Table in thousands) Three Months Ended March 31,
	2006	2005	Change
Revenues	$3,918	$4,126	$(208)
Cost of revenues	3,376	4,096	(720)

Gross profit	$ 542	$ 30	$ 512

% of revenue	14%	1%

        Revenues were approximately $208,000 (5%) lower in the three months ended March 31, 2006 compared to the same period in 2005. Professional Services revenue declined $184,000 because significant work performed in the current period was focused on a significant implementation, and thus the related revenue is deferred. In the prior year, we worked on several projects that were billable and could be recognized as revenue as services were performed. Transaction fees and license fees were each down slightly as declines in lives and transactions from existing customers were mostly offset by business from new and existing customers. Data Capture revenue was up slightly as volume from new customers and groups offset a) a decrease in transactions from existing customers and b) the continuing trend towards a higher volume of electronic claims.

        Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. Cost of revenues declined $720,000 (18%) in the three months ended March 31, 2006 compared to the same period in 2005. Cost of revenues was 86% of revenues in the 2006 period compared to 99% in the 2005 period. The decrease in cost consisted of approximately a) $139,000 due to lower personnel and contractor costs resulting from improved efficiencies and headcount reductions, b) $171,000 related to facilities costs from the June 2005 headquarters office move, c) $294,000 in increased capitalizable costs due to 2006 implementation projects, and d) $119,000 in lower depreciation and amortization expense as equipment and prior capitalized costs became fully amortized.

	(Table in thousands) Three Months Ended March 31,
	2006	2005	Change
Sales and marketing expense	$374	$213	$ 161
General and administrative expense	609	644	(35)
Amortization of intangibles	—	84	(84)
Interest and other income, net	28	8	20
Interest expense	49	55	(6)

        Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising. Sales and marketing expenses increased $161,000 (76%) in the three months ended March 31, 2006 compared to the same quarter of 2005. This increase was due to higher personnel costs and the related increase in benefits, travel and collateral material related to the hiring of a new sales and marketing team.

        General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses decreased $35,000 (5%) in the three months ended March 31, 2006 compared to the same quarter of 2005. The majority of the decrease is also attributable to the decrease in facilities costs as described above.

        Amortization of intangibles includes the amortization of developed software and customer base acquired in the January 2001 Healthaxis merger. These expenses declined $84,000 in the three months ended March 31, 2006 compared to the same quarter of 2005, as these intangible assets were fully amortized in January 2005.

        Interest and other income, net increased $20,000 (250%) in the three months ended March 31, 2006 compared to the same quarter of 2005 due primarily to higher balances of cash resulting from the 2005 sale of common stock.

        Interest expense decreased slightly in the three months ended March 31, 2006 compared to the same quarter of 2005. Interest accrued on the note payable to UICI was lower due to the declining principal balance.

Liquidity and Capital Resources

Overview of Cash Resources

        At March 31, 2006, our cash and cash equivalents amounted to $3.9 million compared to $4.7 million at December 31, 2005. The sources and uses of cash during the first quarter of 2006 are described more fully in “Analysis of Cash Flows” below. We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months. As discussed in our 2005 Form 10-K, the Company has a note payable to UICI, the balance of which is approximately $1.9 million as of March 31, 2006. A balloon payment is due September 30, 2006 if the note has not been paid through the monthly payments, and the Company expects that the balance at maturity will be approximately $1.5 million. The Company is presently exploring various means of extending the term or obtaining other financing to satisfy this commitment.

        As part of a contract executed in the fourth quarter of 2005, the Company will be required to expend substantial resources, in the form of both human and capital expenditures, during the implementation phase of a significant customer contract which is expected to extend over a period as long as the next 6 to 9 months. As a result, the Company expects a negative short-term impact on cash flow until deferred collection provisions present in the contract are fulfilled and on-going profits expected to be generated from the recurring revenue stream start to be realized. The Company does not believe that the short-term impact of this project implementation will impact the Company’s ability to maintain sufficient liquidity to fund operations for at least the next 12 months. The implementation effort and terms of this agreement are typical for Healthaxis’ contracts of this scope and nature.

Analysis of Cash Flows

        Cash used in operating activities for the three months ended March 31, 2006 was approximately $363,000 as compared to $1.2 million for the same period in 2005. The improvement was primarily the result of the reduced net loss in 2006 and changes in various working capital accounts, primarily prepaid expenses, accounts payable and deferred revenues. Changes in working capital accounted for a $162,000 use of cash in the 2006 period as opposed to $700,000 for the comparable period in 2005.

        Cash used in investing activities for the three months ended March 31, 2006 was $504,000 as compared to $168,000 for the same period in 2005. The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software.

        Cash used in financing activities for the three months ended March 31, 2006 and March 31, 2005 were both zero.

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

Item 4.   Controls and Procedures

        As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

        The Company is involved in litigation arising in the ordinary course of its business. Management is of the opinion that no currently pending litigation will have a material adverse effect on the Company’s results of operations or financial position.

Item 1A.	Risk Factors

        We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. These risks and uncertainties may affect our current position and future prospects, and should be considered carefully in evaluating us and an investment in our common stock. We have not identified any material changes to the Risk Factors detailed in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.	Defaults Upon Senior Securities.

        None.

Item 4.	Submission of Matters to a Vote of Security Holders.

        None.

Item 5.	Other Information.

        None.

Item 6.	Exhibits

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: May 12, 2006	By: /s/ John M. Carradine John M. Carradine, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Ronald K. Herbert Ronald K. Herbert, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.