Form 10-Q
period 2006-06-30
HEALTHAXIS INC
filed 2006-08-11
CIK 768892

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended ........................... June 30, 2006
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,133,112 shares of common stock, par value $.10, outstanding as of August 4, 2006.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	June 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$2,843	$4,729
Accounts receivable, net of allowance for doubtful accounts of $7 each period	2,969	2,256
Prepaid expenses	656	628

Total current assets	6,468	7,613

Property, equipment and software, less accumulated depreciation and
amortization of $6,217 and $5,943, respectively	1,764	1,726
Contract start-up costs, less accumulated amortization of $1,847 and $1,681, respectively	1,043	451
Goodwill	11,276	11,276
Other assets	213	80

Total assets	$20,764	$21,146

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,447	$1,318
Accrued liabilities	778	788
Deferred revenues	1,273	626
Note payable, current portion	1,218	2,028
Current portion, post retirement and employment liabilities	106	106
Current portion, capital lease obligations	169	234

Total current liabilities	4,991	5,100

Post retirement and employment liabilities	789	793
Note payable, net of current portion	477	–
Capital lease obligations	–	40
Other liabilities	406	406

Total liabilities	6,663	6,339

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible, 2,151,658 and 2,751,658 shares issued and outstanding, respectively (no
liquidation preference)	2,152	2,752
Common stock, par value $.10: authorized 1,900,000,000 shares,
issued and outstanding 6,721,855 and 6,088,855 shares, respectively	672	609
Note receivable from employees	(23)	(23)
Additional paid-in capital	449,130	448,571
Accumulated deficit	(437,830)	(437,102)

Total stockholders’ equity	14,101	14,807

Total liabilities and stockholders’ equity	$20,764	$21,146

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Revenue	$4,114	$4,011	$8,032	$8,137
Expenses:
Cost of revenues	3,409	3,696	6,785	7,792
Sales and marketing	319	254	693	467
General and administrative	632	813	1,240	1,457
Reversal of contingent tax liability	–	(979)	–	(979)
Lease abandonment charge	–	500	–	500
Amortization of intangibles	–	–	–	84

Total expenses	4,360	4,284	8,718	9,321

Operating loss	(246)	(273)	(686)	(1,184)

Interest and other income, net	27	20	55	28
Interest expense	(47)	(72)	(97)	(127)

Net loss	$(266)	$(325)	$(728)	$(1,283)

Net loss per share of common stock (basic and diluted)	$(0.04)	$(0.07)	$(0.12)	$(0.30)

Weighted average common shares and equivalents used in	6,123,833	4,938,794	6,106,441	4,321,650
computing basic and diluted loss per share

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,

	2006	2005
Cash flows from operating activities
Net loss	$(728)	$(1,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	535	834
Restricted stock compensation	41	–
Loss on disposition of assets	2	2
Reversal of tax accrual	–	(979)
Change in:		`
Accounts receivable	(1,046)	(333)
Prepaid expenses and other current assets	(28)	(178)
Other assets	(133)	(24)
Accounts payable and accrued liabilities	119	291
Accrued charge on lease abandonment	–	440
Deferred revenues	647	(143)
Other liabilities	(109)	(35)

Net cash used in operating activities	(700)	(1,408)

Cash flows from investing activities
Investment in capitalized software and contract start-up costs	(758)	(59)
Purchases of property, equipment and software	(409)	(307)
Proceeds from sale of property, equipment, and software	–	9

Net cash used in investing activities	(1,167)	(357)

Cash flows from financing activities
Net (payments) proceeds from issuance of common stock	(19)	4,288

Net cash (used) generated in financing activities	(19)	4,288

(Decrease) increase in cash and cash equivalents	(1,886)	2,523
Cash and cash equivalents, beginning of period	4,729	3,930

Cash and cash equivalents, end of period	$2,843	$6,453

Non-cash financing activities
Accounts receivable applied to note and interest payable in	$390	$403
lieu of cash

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

Note A – Description of business and basis of presentation

Unaudited Financial Information

The unaudited consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States of America, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three and six-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

	As of June 30,

	2006	2005

Options	1,299,328	1,333,816
Restricted stock	201,000	–
Warrants	7,229,186	7,250,737
Preferred stock	2,151,658	2,851,658

Total common shares if converted	10,881,172	11,436,211

In June 2006, 600,000 shares of Series A Convertible Preferred Stock were converted into 600,000 shares of Common Stock at the holder’s request. On May 10, 2006, the Company granted 234,000 shares of restricted stock to its directors, officers, and key employees. The restricted stock has been valued at $292,500, which represents the trading value of the stock as quoted on NASDAQ May 10, 2006. The shares of restricted stock granted to directors vest over the calendar year of service and the shares of restricted stock granted to officers and key employees vest according to performance criteria related to Company objectives. The value of directors’ shares that have vested has been reflected as common stock issued and outstanding and recorded as compensation expense in general and administrative expenses with an offsetting amount as deferred stock compensation, which is a component of additional paid in capital. The deferred stock compensation amount related to officers’ and key employees’ shares is recognized when it is deemed probable that the performance criteria will be achieved. Non-cash stock based compensation in the accompanying statement of operations for the three and six months ended June 30, 2006 was $41,000 related to these grants.

Note B – Recently Adopted Accounting Pronouncements

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Accounting for Stock-Based Compensation” which requires companies to use SFAS 123R instead of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) which allowed companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on intrinsic value. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required.

We adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method. SFAS 123R is effective for all stock options and other awards we grant beginning January 1, 2006 and any stock options or other awards previously granted but that vest in 2006 or in the future. In November 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options, the exercise price for which exceeded the then current stock price, thus there is no compensation expense required related to prior stock option grants and no new option grants were made in the first six months of 2006.

The table below summarizes stock option activity pursuant to our plans for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of period	1,366,843	$7.95
Granted	–	–
Exercised	–	–
Forfeited	(67,515)	2.33
Expired	–	–

Outstanding at end of period	1,299,328	$8.24

Exercisable at end of period	1,299,328	$8.24

Shares available for future stock grants to employees and directors under existing plans were 828,483 at June 30, 2006.  At June 30, 2006, the exercise price of all outstanding options exceeded the current market price thus there was no intrinsic value of options outstanding or exercisable.

The following table summarizes the range of exercise prices and weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at June 30, 2006:

Outstanding Options				Exercisable Options

Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 1.72 – 2.25	401,750	9.01	$1.92	401,750	$1.92
$ 2.26 – 5.00	395,283	7.56	$2.61	395,283	$2.61
$ 5.01 – 10.00	234,310	3.72	$8.21	234,310	$8.21
$ 10.00 – 87.50	267,985	1.70	$26.03	267,985	$26.03

The following table illustrates the pro forma effect on net loss and loss per share for the three and six months ended June 30, 2005, had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (table in thousands, except per share data):

	2005

	Three Months	Six Months

Net loss, as reported	$(325)	$(1,283)
Pro forma stock based compensation expense computed
under the fair value method	(168)	(223)

Pro forma net loss	$(493)	$(1,506)

Loss per share of common stock, basic and diluted		`
as reported	$(0.07)	$(0.30)

Pro forma	$(0.10)	$(0.35)

The Company granted 329,000 options in the second quarter of 2005. The fair value of the options granted are estimated on the date of grant using the Black-Scholes option pricing model. The major assumptions used include no dividends paid, a weighted average expected life of 2.8 years, expected stock volatility of 69% and risk free interest rates of 3.71%. The weighted-average grant-date fair value of options granted during 2005 was $0.80.

Note C – Post Retirement Benefits

Healthaxis has an obligation to provide certain post retirement benefits, primarily lifetime health, dental and life insurance coverage, to a group of individuals consisting of three former executives and 17 retired employees of Provident American Corporation, which became Healthaxis. The following table sets forth the components of net post-retirement benefit expense for all plans:

	(Table in $000s)
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Interest cost	$13	$14	$26	$27
Transition obligation amortization	15	14	29	29

Net post retirement expense	$28	$28	$55	$56

Note D – Significant Customer Concentrations

For the three months ended June 30, 2006 and 2005, four customers accounted for $2.9 million (71%) and $2.8 million (69%), respectively, of the Company’s total revenues. For the six months ended June 30, 2006 and 2005, these four customers accounted for $5.6 million (70%) and $5.5 million (67%), respectively, of the Company’s total revenues. At June 30, 2006 and December 31, 2005, two customers individually accounted for more than 10% of the Company’s accounts receivable:

	June 30, 2006		December 31, 2005

	Amount	% of total	Amount	% of total

Customer A	$887,000	30%	$660,000	29%
Customer B	$572,000	19%	$166,000	7%

These customers are making payments in accordance with the terms of their contracts.

Note E – Other Liabilities and Contingencies

Other liabilities include $324,000 of contingent tax liabilities at June 30, 2006 and December 31, 2005.

Note F – Related Party Transactions

As described in our 2005 Form 10-K, the Company entered into a five year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with Tak Investments and owned by Mr. Tak. Healthcare BPO Partners, based in Jaipur, India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica. As a part of the Resourcing Agreement, Healthcare BPO Partners also provides data center hosting services, at a Vienna Virginia facility, to Healthaxis. For the six months ended June 30, 2006, the Company incurred costs of approximately $512,000 related to the Resourcing Agreement and at June 30, 2006, the Company had accounts payable to Healthcare BPO Partners of approximately $95,000.

Note G – Subsequent Event

Effective July 31, 2006, the Company entered into a renewal promissory note with HealthMarkets, Inc., formerly known as UICI. Under the prior promissory note, a balance of approximately $1.5 million would have been due at its maturity date of September 30, 2006. Under the renewal promissory note, Healthaxis will pay HealthMarkets $500,000 by August 31, 2006 and continue to make monthly payments equal to the greater of $65,000 or one-half of the monthly invoice amount for services rendered to an affliate of HealthMarkets. A final installment in the amount of all outstanding principal plus accrued interest is due and payable February 1, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning the Company's financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” "optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2005. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on forward-looking statements.

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

The Company reported revenue of $4.1 million and an operating loss of $246,000 in the second quarter of 2006. Revenue was approximately $103,000 more than the second quarter of 2005, and more importantly, it showed sequential improvement of approximately $196,000 as compared the first quarter of 2006 and improvement of approximately $389,000 from the fourth quarter of 2005. The operating loss for the second quarter of 2006 improved approximately $194,000 as compared to the first quarter of 2006. Management believes that because the Company provides an ASP service which generates revenue based on a subscription of per-employee-per-month charges, these sequential comparisons are as meaningful as comparisons to the prior year. Comparisons between the current and prior year’s operating loss understate the magnitude of the improvement in the financial condition of the Company because financial results for the three and six months ended June 30, 2005 include the net $479,000 benefit of two non-recurring events: a) the Company was able to gain from the reversal of a $979,000 contingent tax liability and b) the Company recorded a $500,000 lease abandonment charge related to moving the headquarters office. As evidenced by the financial results for the second quarter of 2006, the Company is closer to completing its profitability objective.

Other important points include:

o	The Company continues its large-scale customer implementation that has already added a significant number of revenue-generating lives to our systems. In addition, we have added new customers and we have renewed contracts with a number of existing customers. Due to the subscription nature of our business, these customer wins do not immediately impact the operating results, but are expected to provide additional revenue in future periods. Due to the sensitive nature of system changes within our customers’ client bases, new customers often request that we do not announce the change. There is a perception in our industry that any significant implementation or conversion might result in significant disruption to the customer and the clients it serves, thus many new Healthaxis customers do not want us to announce that they are migrating systems.

o	In July 2006, we announced the expansion of our Ultimate TPA(TM) Solution. The Ultimate TPA Solution is Healthaxis’ unique combination of technology and BPO services that help TPA’s gain operational efficiency and reduce costs. The packaged suite of technology and services is offered as a turnkey solution that benefits smaller to midsize organizations the most. The Ultimate TPA enables growth minded organizations to pursue their expansion objectives with both minimal capital and infrastructure investment, and affordable ongoing costs.

o	During June and July of 2006, two of our preferred shareholders converted approximately 2 million shares of their preferred stock into common stock. Some of these shares were immediately sold in privately negotiated transactions at a price less than the exchange quoted market price. As a result, as of August 4, 2006, we had outstanding 8,133,112 shares of common stock and 740,401 shares of preferred stock.

o	Effective July 31, 2006, the Company extended its note payable to HealthMarkets (formerly known as UICI). Under the prior promissory note, a balance of approximately $1.5 million would have been due at its maturity date of September 30, 2006. Under the renewal promissory note, Healthaxis will pay HealthMarkets $500,000 by August 31, 2006 and continue to make monthly payments equal to the greater of $65,000 or one-half of the monthly invoice amount for services rendered to an affliate of HealthMarkets. A final installment in the amount of all outstanding principal plus accrued interest is due and payable February 1, 2008.

o	The Company is in the late stages of securing working capital and equipment lines of credit that will expand our available liquidity and strengthen our financial condition to support continuing growth. We are confident that we will complete the working capital financing, however, until such financing is in place, there is always the possibility that it will not be completed.

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

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

	(Table in thousands)
	Three Months Ended June 30,
	2006	2005	Change

Revenues	$4,114	$4,011	$103
Cost of revenues	3,409	3,696	287

Gross profit	$705	$315	$390

% of revenue	17%	8%

Revenues were approximately $103,000 (3%) higher in the three months ended June 30, 2006 compared to the same period in 2005. Professional Services revenue declined $128,000 because significant work performed in the current period was focused on a significant implementation, and thus the related revenue is deferred. Deferred revenues increased $278,000 during the second quarter of 2006. In the prior year, we worked on several projects that were billable and could be recognized as revenue as services were performed. Transaction fees were up approximately 8% and license fees were up approximately 4% due to increases in lives and transactions, primarily from the ongoing implementation. Data Capture revenue was up approximately 9% as volume from new customers and groups offset a) a decrease in transactions from existing customers and b) the continuing trend towards a higher volume of electronic claims.

Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. Cost of revenues declined $287,000 (8%) in the three months ended June 30, 2006 compared to the same period in 2005. Cost of revenues was 83% of revenues in the 2006 period compared to 92% in the 2005 period. The decrease in cost consisted of approximately a) $140,000 reduction related to facilities costs from the June 2005 headquarters office move, b) $271,000 in increased capitalizable costs due to 2006 implementation and development projects, and c) $92,000 in lower depreciation and amortization expense as equipment and prior capitalized costs became fully amortized, partially offset by d) $126,000 higher personnel and contractor costs resulting from implementation costs of the significant new customer and e) $80,000 increased fees to an outside third party related to processing transactions and directly attributable to the increase in transaction fee revenue.

	(Table in thousands)
	Three Months Ended June 30,
	2006	2005	Change

Sales and marketing expense	$319	$254	$65
General and administrative expense	632	813	(181)
Reversal of contingent tax liability	–	(979)	979
Lease abandonment charge	–	500	(500)
Interest and other income, net	27	20	7
Interest expense	(47)	(72)	25

Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising. Sales and marketing expenses increased $65,000 (26%) in the three months ended June 30, 2006 compared to the same quarter of 2005. This increase was due to higher personnel costs and the related increase in benefits and travel related to changes in the sales and marketing team over the past year.

General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses decreased $181,000 (22%) in the three months ended June 30, 2006 compared to the same quarter of 2005. The majority of the decrease is attributable to the reduction in facilities costs and related property taxes as described above partially offset by a non-cash equity compensation charge of $41,000 resulting from the vesting of restricted stock granted to members of the board of directors.

Reversal of contingent tax liability of $979,000 was recorded as a credit to the Statement of Operations in the three months ended June 30, 2005. This was a result of the expiration of the applicable statute of limitations period in the second quarter 2005. There was no such credit for 2006.

Lease abandonment charge consists of expenses related to the Company’s former headquarters, which was abandoned in favor of a new office lease in June 2005. The $500,000 charge in the three months ended June 30, 2005 includes relocation costs incurred to that point and the write-off of certain assets abandoned in the move, plus an accrual for the future rent and certain rent related obligations of the former headquarters. There was no such charge in 2006.

Interest and other income, net increased $7,000 (35%) in the three months ended June 30, 2006 compared to the same quarter of 2005 due primarily to higher balances of cash resulting from the 2005 sale of common stock and an increase in interest rates.

Interest expense decreased $25,000 (35%) in the three months ended June 30, 2006 compared to the same quarter of 2005. Interest accrued on the note payable to UICI was lower due to the declining principal balance.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

	(Table in thousands)
	Six Months Ended June 30,
	2006	2005	Change

Revenues	$8,032	$8,137	$(105)
Cost of revenues	6,785	7,792	1,007

Gross profit	$1,247	$345	$902

% of revenue	16%	4%

Revenues were approximately $105,000 (1%) lower in the six months ended June 30, 2006 compared to the same period in 2005. Professional Services revenue declined $311,000 because significant work performed in the current period was focused on a significant implementation, and thus the related revenue is deferred. Deferred revenues increased $647,000 during the first six months of 2006. In the prior year, we worked on several projects that were billable and could be recognized as revenue as services were performed. Transaction fees and license fees were each up slightly due to increases in lives and transactions, primarily due to the ongoing implementation but partially offset by existing customers that have lost business. Data Capture revenue was up slightly as volume from new customers and groups offset a) a decrease in transactions from existing customers and b) the continuing trend towards a higher volume of electronic claims.

Cost of revenues declined $1.0 million (13%) in the six months ended June 30, 2006 compared to the same period in 2005. Cost of revenues was 84% of revenues in the 2006 period compared to 96% in the 2005 period. The decrease in cost consisted of approximately a) $311,000 related to facilities costs from the June 2005 headquarters office move, b) $566,000 in increased capitalizable costs due to 2006 implementation projects, and c) $212,000 in lower depreciation and amortization expense as equipment and prior capitalized costs became fully amortized, partially offset by $90,000 increased fees to an outside third party related to processing transactions and directly attributable to the increase in transaction fee revenue.

	(Table in thousands)
	Six Months Ended June 30,
	2006	2005	Change

Sales and marketing expense	$693	$467	$226
General and administrative expense	1,240	1,457	(217)
Reversal of contingent tax liability	–	(979)	979
Lease abandonment charge	–	500	(500)
Amortization of intangibles	–	84	(84)
Interest and other income, net	55	28	27
Interest expense	(97)	(127)	30

Sales and marketing expenses increased $226,000 (48%) in the six months ended June 30, 2006 compared to the same period of 2005. This increase was due to higher personnel costs and the related increase in benefits and travel related to the changes in the sales and marketing team over the past year.

General and administrative expenses decreased $217,000 (15%) in the six months ended June 30, 2006 compared to the same period of 2005. The majority of the decrease is also attributable to the reduction in facilities costs and related property taxes, partially offset by a non-cash equity compensation charge of $41,000 resulting from the vesting of restricted stock granted to members of the board of directors.

Reversal of contingent tax liability of $979,000 was recorded as a credit to the Statement of Operations in the six months ended June 30, 2005. This was a result of the expiration of the applicable statute of limitations period in the second quarter 2005. There was no such credit for 2006.

Lease abandonment charge consists of expenses related to the Company’s former headquarters, which was abandoned in favor of a new office lease in June 2005. The $500,000 charge in the six months ended June 30, 2005 includes relocation costs incurred to that point and the write-off of certain assets abandoned in the move, plus an accrual for the future rent and certain rent related obligations of the former headquarters. There was no such charge in 2006.

Amortization of intangibles declined $84,000 in the six months ended June 30, 2006 compared to the same period of 2005, as these intangible assets were fully amortized in January 2005.

Interest and other income, net increased $27,000 (96%) in the six months ended June 30, 2006 compared to the same period of 2005 due primarily to higher balances of cash resulting from the 2005 sale of common stock and higher interest rates.

Interest expense decreased $30,000 (24%) in the six months ended June 30, 2006 compared to the same period of 2005. Interest accrued on the note payable to UICI was lower due to the declining principal balance.

Liquidity and Capital Resources

Overview of Cash Resources

At June 30, 2006, our cash and cash equivalents amounted to $2.8 million compared to $4.7 million at December 31, 2005. The sources and uses of cash during the first half of 2006 are described more fully in “Analysis of Cash Flows” below. We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months. As discussed in our 2005 Form 10-K, the Company has a note payable to UICI, the balance of which is approximately $1.7 million as of June 30, 2006. Effective July 31, 2006, the Company successfully extended the note payable to HealthMarkets (formerly known as UICI). Under the prior promissory note, a balance of approximately $1.5 million would have been due at its maturity date of September 30, 2006. Under the renewal promissory note, Healthaxis will pay HealthMarkets $500,000 by August 31, 2006 and continue to make monthly payments equal to the greater of $65,000 or one-half of the monthly invoice amount for services rendered to an affliate of HealthMarkets. A final installment in the amount of all outstanding principal plus accrued interest is due and payable February 1, 2008. The Company is in the late stages of securing working capital and equipment lines of credit that will expand our available liquidity and strengthen our financial condition to support continuing growth. We are confident that we will complete the working capital financing, however, until such financing is in place, there is always the possibility that it will not be completed.

As part of a contract executed in the fourth quarter of 2005, the Company is expending substantial resources, in the form of both human and capital expenditures, during the implementation phase of a significant customer contract which is expected to continue for as long as the next 9 months. As a result, the Company expects a continued negative short-term impact on cash flow until deferred collection provisions present in the contract are fulfilled. The Company has already realized additional revenue and margin from the portion of the business that has been implemented and expects the revenue and margin impact to further increase as the implementation continues. The Company does not believe that the short-term impact of this project implementation will impact the Company’s ability to maintain sufficient liquidity to fund operations for at least the next 12 months. The implementation effort and terms of this agreement are typical for Healthaxis’ contracts of this scope and nature.

Analysis of Cash Flows

Cash used in operating activities for the six months ended June 30, 2006 was approximately $700,000 as compared to $1.4 million for the same period in 2005. The improvement was primarily the result of the reduced net loss in 2006 and the aforementioned 2005 reversal of contingent tax liability partially offset by a net negative change in various working capital accounts, primarily accounts receivable and deferred revenues. Changes in working capital accounted for a $550,000 use of cash in the 2006 period as opposed to a $18,000 source of cash for the comparable period in 2005. Though it creates a short-term negative impact on cash flows from operations, we view the increase in accounts receivable and deferred revenues as a positive leading indicator since the increase in accounts receivable results from the increase in revenue and the increase in deferred revenues will result in higher recognized revenue in future periods.

Cash used in investing activities for the six months ended June 30, 2006 was $1.2 million as compared to $357,000 for the same period in 2005. The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software, with most of the increase resulting from capitalized start up costs tied to the largest of the ongoing implementations.

Cash used in financing activities for the six months ended June 30, 2006 was $19,000 related to the cost to register shares previously sold to Tak Investments, while cash from financing activities for the six months ended June 30, 2005 was $4.3 million as a result of proceeds from the Tak financing transaction.

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

The Annual Meeting of the Common Shareholders of Healthaxis Inc. was held on May 10, 2006, in Irving, Texas for the purpose of considering and acting upon the following:

Proposal	Shares Voted For	Percentage Voted For	Shares Voted Against	Shares Abstained

#1 Election of Directors:
James J. Byrne	5,724,359	99.1%	54,253	--
John M. Carradine	5,756,712	99.6%	21,900	--
John W. Coyle	5,725,399	99.1%	53,213	--
Thomas L. Cunningham	5,725,379	99.1%	53,233	--
Adam J. Gutstein	5,755,672	99.6%	22,940	--
Kevin F. Hickey	5,755,692	99.6%	22,920	--
James W. McLane	4,925,863	85.2%	852,749	--
Barry Reisig	5,762,732	99.7%	15,880	--
#2 Ratification of McGladrey and Pullen, LLP as the Company’s	5,067,518	87.7%	37,843	673,251
independent public accountants

Item 5.	Other Information.

None.

Item 6.	Exhibits

(10.1)	First Amendment to the Healthaxis Inc. 2005 Stock Incentive Plan, filed herewith.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: August 11, 2006	By: /s/ John M. Carradine

John M. Carradine, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Ronald K. Herbert

Ronald K. Herbert, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

(10.1)	First Amendment to the Healthaxis Inc. 2005 Stock Incentive Plan, filed herewith.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.