Form 10-Q
period 2006-09-30
HEALTHAXIS INC
filed 2006-11-13
CIK 768892

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,149,612 shares of common stock, par value $.10, outstanding as of November 3, 2006.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	September 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$3,273	$4,729
Accounts receivable, net of allowance for doubtful accounts of $7 each period	3,015	2,256
Prepaid expenses	672	628

Total current assets	6,960	7,613

Property, equipment and software, less accumulated depreciation and
amortization of $6,385 and $5,943, respectively	1,599	1,726
Contract start-up costs, less accumulated amortization of $1,939 and $1,681, respectively	1,248	451
Goodwill	11,276	11,276
Other assets	291	80

Total assets	$21,374	$21,146

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,497	$1,318
Accrued liabilities	947	788
Deferred revenues	1,532	626
Note payable, current portion	739	2,028
Current portion, equipment line of credit	70	--
Current portion, post retirement and employment liabilities	106	106
Working capital line of credit	500	--
Current portion, capital lease obligations	114	234

Total current liabilities	5,505	5,100

Post retirement and employment liabilities	788	793
Note payable, net of current portion	285	--
Equipment line of credit, net of current portion	281	--
Capital lease obligations	--	40
Other liabilities	102	406

Total liabilities	6,961	6,339

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible, 740,401 and 2,751,658 shares issued and outstanding, respectively (no
liquidation preference)	740	2,752
Common stock, par value $.10: authorized 1,900,000,000 shares,
issued and outstanding 8,149,612 and 6,088,855 shares, respectively	815	609
Note receivable from employees	(23)	(23)
Additional paid-in capital	450,394	448,571
Accumulated deficit	(437,513)	(437,102)

Total stockholders’ equity	14,413	14,807

Total liabilities and stockholders’ equity	$21,374	$21,146

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenue	$4,354	$3,843	$12,386	$11,980

Expenses:
Cost of revenues	3,507	3,432	10,292	11,224
Sales and marketing	283	326	976	793
General and administrative	559	551	1,800	2,008
Reversal of contingent tax liability	--	--	--	(979)
Lease abandonment charge	--	23	--	523
Amortization of intangibles	--	--	--	84

Total expenses	4,349	4,332	13,068	13,653

Operating income (loss)	5	(489)	(682)	(1,673)

Interest and other income, net	36	34	92	62
Interest expense	(48)	(56)	(145)	(183)

Loss before income taxes	(7)	(511)	(735)	(1,794)
Income tax benefit	324	--	324	--

Net income (loss)	$317	$(511)	$(411)	$(1,794)

Net income (loss) per share of common stock (basic and diluted)	$0.04	$(0.09)	$(0.06)	$(0.37)

Weighted average common shares and equivalents used in
computing income (loss) per share
Basic	7,721,689	5,988,855	6,649,675	4,883,492
Diluted	8,883,018	5,988,855	6,649,675	4,883,492

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities
Net loss	$(411)	$(1,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	823	1,183
Bad debt reserve	--	(41)
Restricted stock compensation	62	--
Loss on disposition of assets	2	6
Reversal of tax accrual	(324)	(979)
Change in:
Accounts receivable	(1,263)	(357)
Prepaid expenses and other current assets	(44)	(125)
Other assets	(211)	(27)
Accounts payable and accrued liabilities	338	341
Accrued charge on lease abandonment	--	219
Deferred revenues	906	(215)
Other liabilities	(145)	(36)

Net cash used in operating activities	(267)	(1,825)

Cash flows from investing activities
Investment in capitalized software and contract start-up costs	(1,055)	(59)
Purchases of property, equipment and software	(440)	(547)
Proceeds from sale of property, equipment, and software	--	9

Net cash used in investing activities	(1,495)	(597)

Cash flows from financing activities
Proceeds from lines of credit	851	--
Net (payments) proceeds from issuance of common stock	(45)	4,259
Payments on note payable	(500)	--

Net cash generated in financing activities	306	4,259

(Decrease) increase in cash and cash equivalents	(1,456)	1,837
Cash and cash equivalents, beginning of period	4,729	3,930

Cash and cash equivalents, end of period	$3,273	$5,767

Non-cash financing activities
Accounts receivable applied to note and interest payable in lieu of cash	$585	$609

Fixed assets purchased on a capital lease	$--	$254

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note A – Description of business and basis of presentation

Unaudited Financial Information

The unaudited consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis,” the "Company," “we,” “our” or “us”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States of America, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the three and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Earnings Per Share

Basic income (loss) per share is computed using only the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is computed to show the dilutive effect, if any, of convertible preferred stock, stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. In certain of the periods presented, the Company reported a net loss and the effect of including the convertible preferred stock, stock options and warrants in the computation of diluted earnings per share would be anti-dilutive for each of those periods, thus these items have not been included in the computation. Following is a summary of these potentially dilutive securities:

	As of September 30,

	2006	2005

Options	1,198,603	1,355,244
Restricted stock	184,500	--
Warrants	7,229,186	7,226,686
Preferred stock	740,401	2,851,658

Total common shares if converted	9,352,690	11,433,588

From June through August 2006, 2.0 million shares of Series A Convertible Preferred Stock were converted into 2.0 million shares of Common Stock at the holders’ request. On May 10, 2006, the Company granted 234,000 shares of restricted stock to its directors, officers, and certain key employees. The restricted stock has been valued at $292,500, which represents the trading value of the stock as quoted on NASDAQ May 10, 2006. The shares of restricted stock granted to directors vest over the calendar year of service and the shares of restricted stock granted to officers and key employees vest according to performance criteria related to Company objectives. The value of directors’ shares that have vested has been reflected as common stock issued and outstanding and recorded as compensation expense in general and administrative expenses with an offsetting amount as deferred stock compensation, which is a component of additional paid in capital. The deferred stock compensation amount related to officers’ and key employees’ shares is recognized when it is deemed probable that the performance criteria will be achieved. Non-cash stock based compensation in the accompanying statement of operations related to these grants for the three and nine months ended September 30, 2006 was $21,000 and $62,000, respectively.

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

We adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method. SFAS 123R is effective for all stock options and other awards we grant beginning January 1, 2006 and any stock options or other awards previously granted but that vest in 2006 or in the future. In November 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options, the exercise price for which exceeded the then current stock price, thus there is no compensation expense required related to prior stock option grants. This action was taken in consideration of the interest of the Company’s shareholders in having the Company’s earnings impacted by the approximately $181,000 in compensation expense that the Company would otherwise have recorded over four years beginning in the first quarter of 2006, upon the adoption of FAS123(R). The Board of Directors and the Compensation Committee also weighed the potential detrimental effect of early vesting on the employee retention value of the current vesting schedules for the affected options and employees in taking this action. No new option grants were made in the first nine months of 2006.

The table below summarizes stock option activity pursuant to our plans for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of period	1,366,843	$7.95
Granted	--	--
Exercised	--	--
Forfeited	98,339	3.31
Expired	69,901	41.42

Outstanding at end of period	1,198,603	$6.37

Exercisable at end of period	1,198,603	$6.37

Shares available for future stock grants to employees and directors under existing plans were 871,431 at September 30, 2006.  At September 30, 2006, the exercise price of all outstanding options exceeded the current market price, thus there was no intrinsic value of options outstanding or exercisable.

The following table summarizes the range of exercise prices and weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at September 30, 2006:

Outstanding Options				Exercisable Options

Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$1.72 – 2.25	398,750	8.76	$1.92	398,750	$1.92
$2.26 – 5.00	371,859	7.41	2.58	371,859	2.58
$5.01 – 10.00	219,860	3.56	8.19	219,860	8.19
$10.01 – 87.50	208,134	1.89	19.76	208,134	19.76

The following table illustrates the pro forma effect on net loss and loss per share for the three and nine months ended September 30, 2005, had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (table in thousands, except per share data):

	2005

	Three Months	Nine Months

Net loss, as reported	$(511)	$(1,794)
Pro forma stock based compensation expense computed under the fair value method	(34)	(257)

Pro forma net loss	$(545)	$(2,051)

Loss per share of common stock, basic and diluted as reported	$(0.09)	$(0.37)

Pro forma	$(0.09)	$(0.42)

The Company granted 24,000 options in the third quarter of 2005. The fair value of the options granted are estimated on the date of grant using the Black-Scholes option pricing model. The major assumptions used include no dividends paid, a weighted average expected life of 7 years, expected stock volatility of 122% and risk free interest rates of 4.3%. The weighted-average grant-date fair value of options granted during 2005 was $0.84.

Note C – Post Retirement Benefits

Healthaxis has an obligation to provide certain post retirement benefits, primarily lifetime health, dental and life insurance coverage, to a group of individuals consisting of three former executives and 17 retired employees of Provident American Corporation, which became Healthaxis. The following table sets forth the components of net post-retirement benefit expense for all plans:

	(Table in $000s)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Interest cost	$13	$14	$40	$41
Transition obligation amortization	15	14	44	43

Net post retirement expense	$28	$28	$84	$84

Note D – Significant Customer Concentrations

For the three months ended September 30, 2006 and 2005, four customers accounted for $3.1 million (70%) and $2.6 million (68%), respectively, of the Company’s total revenues. For the nine months ended September 30, 2006 and 2005, these four customers accounted for $8.7 million (70%) and $8.1 million (67%), respectively, of the Company’s total revenues. At September 30, 2006 and December 31, 2005, two customers individually accounted for more than 10% of the Company’s accounts receivable:

	September 30, 2006		December 31, 2005

	Amount	% of total	Amount	% of total

Customer A	$668,000	22%	$660,000	29%
Customer B	$1,010,000	33%	$166,000	7%

These customers are making payments in accordance with the terms of their contracts. For Customer B, nearly half of the receivable balance results from the Company providing extended payment terms for professional services billings related to implementation. To the extent extended payment terms extend beyond one year, the long-term portion of the receivable is classified as “Other assets” in the noncurrent assets section of the accompanying Consolidated Balance Sheets. The balance of the long-term receivable was approximately $211,000 as of September 30, 2006. There was no long-term receivable as of December 31, 2005.

Note E – Other Liabilities and Contingencies

Other liabilities included a $324,000 contingent tax liability at December 31, 2005 which was reversed when the statute of limitations expired in the quarter ended September 30, 2006.

Note F – Related Party Transactions

As described in our 2005 Form 10-K, the Company entered into a five year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with Tak Investments and owned by Mr. Tak. Healthcare BPO Partners, based in Jaipur, India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica. As a part of the Resourcing Agreement, Healthcare BPO Partners also provides data center hosting services, at a Vienna Virginia facility, to Healthaxis. For the nine months ended September 30, 2006, the Company incurred costs of approximately $790,000 related to the Resourcing Agreement and at September 30, 2006, the Company had accounts payable to Healthcare BPO Partners of approximately $92,000.

Note G – Debt

Effective July 31, 2006, the Company extended its note payable to HealthMarkets (formerly known as UICI). Under the prior promissory note, the balance of approximately $1.5 million would have been due at its maturity date of September 30, 2006. Under the renewal promissory note, Healthaxis paid HealthMarkets $500,000 in August 2006 and continues to make monthly payments equal to the greater of $65,000 or one-half of the monthly invoice amount for services rendered to an affiliate of HealthMarkets. A final installment in the amount of all outstanding principal plus accrued interest is due and payable February 1, 2008.

On August 14, 2006, the Company executed a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”), with respect to a revolving line and equipment advances. Under the LSA, the Company may borrow (a) up to the lesser of (i) $5 million or (ii) 80% of eligible accounts receivable subject to certain adjustments and (b) up to $750,000 for equipment purchases. The LSA also provides for certain treasury management services, including letters of credit, foreign currency exchange contracts, and various cash management services. Based on the calculation of the borrowing base as of September 30, 2006, we would have been eligible to draw up to approximately $2.0 million under the working capital line of credit. The Company borrowed $500,000 under the working capital line in August 2006 for the required HealthMarkets payment and drew $351,000 on the equipment line related to equipment purchases made during 2006.

Advances under the LSA bear interest at SVB’s prime rate plus 1.0% for revolving advances or 1.5% for equipment advances. The LSA contains customary affirmative and negative covenants, and requires that the Company maintain specified Adjusted Quick Ratio (ratio of certain current assets to certain liabilities as defined in the LSA), EBITDA, and debt service coverage requirements. The advances under the LSA are secured by a first priority lien on substantially all the assets of the Company, including intellectual property. The revolving line matures August 13, 2007 and the equipment line matures September 1, 2009.

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

The Company reported revenue of $4.4 million and operating income of $5,000 in the third quarter of 2006. Revenue was approximately $511,000 (13%) higher than the third quarter of 2005, and was the third consecutive quarter of sequential revenue growth. The third quarter of 2006 is the first quarter that Healthaxis generated an operating profit since it reorganized from its predecessor firm (Provident American) in 1999. Operating results for the third quarter of 2006 improved approximately $494,000 as compared to the third quarter of 2005 and the Company generated positive cash flow driven by cash provided by operations.

Year-to-date, revenue is up 3% and we have reduced the operating loss by nearly $1 million as compared to the prior year period. Comparisons between the current and prior year’s operating loss understate the magnitude of the improvement in the financial condition of the Company because financial results for the nine months ended September 30, 2005 include a net $456,000 benefit of two non-recurring events: a) the Company was able to gain from the reversal of a $979,000 contingent tax liability and b) the Company recorded a $523,000 lease abandonment charge related to moving the headquarters office.

Other important points include:

o	The Company continues its large-scale customer implementation that has already added a significant number of revenue-generating lives to our systems. In addition, we have added new customers and we have renewed contracts with a number of existing customers. Due to the subscription nature of our business, these customer wins do not immediately impact the operating results, but are expected to provide additional revenue in future periods. Due to the sensitive nature of system changes within our customers’ client bases, new customers often request that we do not announce the change. There is a perception in our industry that any significant implementation or conversion might result in significant disruption to the customer and the clients it serves, thus many new Healthaxis customers do not want us to announce that they are migrating systems.

o	In July 2006, we announced the expansion of our Ultimate TPATM Solution. The Ultimate TPA Solution is Healthaxis’ unique combination of technology and BPO services that help TPA’s gain operational efficiency and reduce costs. The packaged suite of technology and services is offered as a turnkey solution that benefits smaller to midsize organizations the most. The Ultimate TPA enables growth minded organizations to pursue their expansion objectives with both minimal capital and infrastructure investment, and affordable ongoing costs.

o	From June through August of 2006, two of our preferred shareholders converted approximately 2 million shares of their preferred stock into common stock. Some of these shares were immediately sold in privately negotiated transactions.

o	Effective July 31, 2006, the Company extended its note payable to HealthMarkets (formerly known as UICI). Under the prior promissory note, the balance of approximately $1.5 million would have been due at its maturity date of September 30, 2006. Under the renewal promissory note, Healthaxis paid HealthMarkets $500,000 in August 2006 and continues to make monthly payments equal to the greater of $65,000 or one-half of the monthly invoice amount for services rendered to an affiliate of HealthMarkets. A final installment in the amount of all outstanding principal plus accrued interest is due and payable February 1, 2008.

o	The Company has secured lines of credit for working capital and equipment purchases that have expanded our available liquidity and strengthened our financial condition to support continuing growth.

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

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

	(Table in thousands) Three Months Ended September 30,
	2006	2005	Change

Revenues	$4,354	$3,843	$511
Cost of revenues	3,507	3,432	75

Gross profit	$847	$411	$436

% of revenue	19%	11%

Revenues were approximately $511,000 (13%) higher in the three months ended September 30, 2006 compared to the same period in 2005. Transaction fees were up approximately 17% and license fees were up approximately 5% due to increases in lives and transactions, primarily from customer implementations. Data Capture revenue was up approximately 22% as volume from new customers and groups offset a) a decrease in transactions from existing customers and b) the continuing trend towards a higher volume of electronic claims. Professional Services revenue increased 17% due to higher volumes of new projects from existing customers. Additionally, a significant portion of our billable professional services relates to customer implementations, for which revenue is not recognized currently but is deferred to future periods. Deferred revenues increased approximately $259,000 during the third quarter of 2006.

Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. Cost of revenues increased $75,000 (2%) in the three months ended September 30, 2006 compared to the same period in 2005. Cost of revenues was 81% of revenues in the 2006 period compared to 89% in the 2005 period. The increase in cost consisted of approximately a) $169,000 increase in variable costs related to higher transaction fee revenues, b) $200,000 higher personnel and contractor costs resulting from implementation costs of a significant new customer partially offset by c) $230,000 in increased capitalizable costs due to 2006 implementation and development projects, and d) $61,000 in lower depreciation and amortization expense as equipment and prior capitalized costs became fully amortized.

	(Table in thousands) Three Months Ended September 30,
	2006	2005	Change

Sales and marketing expense	$283	$326	$(43)
General and administrative expense	559	551	8
Lease abandonment charge	--	23	(23)
Interest and other income, net	36	34	2
Interest expense	(48)	(56)	8
Income tax benefit	324	--	324

Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising. Sales and marketing expenses decreased $43,000 (13%) in the three months ended September 30, 2006 compared to the same quarter of 2005. This decrease was due to lower personnel costs and the related reduction in benefits and travel related to changes in the sales and marketing team over the past year as well as reduced spending for marketing expenses. We expect to increase sales and marketing expenses in the future as we focus on increasing revenues at a faster pace.

General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses increased $8,000 (1%) in the three months ended September 30, 2006 compared to the same quarter of 2005. This includes a non-cash equity compensation charge of approximately $21,000 resulting from the vesting of restricted stock granted to members of the board of directors.

Lease abandonment charge consists of expenses related to the Company’s former headquarters, which was abandoned in favor of a new office lease in June 2005. The $23,000 charge in the three months ended September 30, 2005 includes relocation costs incurred in that period. There was no such charge in 2006.

Interest and other income, net increased $2,000 (6%) in the three months ended September 30, 2006 compared to the same quarter of 2005 due primarily to higher balances of cash resulting from the 2005 sale of common stock and an increase in interest rates.

Interest expense decreased $8,000 (14%) in the three months ended September 30, 2006 compared to the same quarter of 2005. Interest accrued on the note payable to UICI was lower due to the declining principal balance.

Income tax benefit in the third quarter of 2006 was the result of the reversal of a contingent income tax liability upon the expiration of the statute of limitations. There was no income tax benefit or expense in 2005.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

	(Table in thousands) Nine Months Ended September 30,
	2006	2005	Change

Revenues	$12,386	$11,980	$406
Cost of revenues	10,292	11,224	(932)

Gross profit	$2,094	$756	$1,338

% of revenue	17%	6%

Revenueswere approximately $406,000 (3%) higher in the nine months ended September 30, 2006 compared to the same period in 2005. Transaction fees increased 7% and license fees increased 2% due to increases in lives and transactions, primarily due to customer implementations but partially offset by existing customers that have lost business. Data Capture revenue was up 10% as volume from new customers and groups offset a) a decrease in transactions from existing customers and b) the continuing trend towards a higher volume of electronic claims. Professional Services revenue declined $238,000 because significant work performed thus far this year was focused on a significant implementation, and thus the related revenue is deferred. Deferred revenues increased $906,000 during the first nine months of 2006. In the prior year, we worked on several projects that were billable and could be recognized as revenue as services were performed.

Cost of revenues declined $932,000 (8%) in the nine months ended September 30, 2006 compared to the same period in 2005. Cost of revenues was 83% of revenues in the 2006 period compared to 94% in the 2005 period. The decrease in cost consisted of approximately (a) $797,000 in increased capitalizable costs related to 2006 implementation projects, (b) $340,000 reduction related to facilities costs from the June 2005 headquarters relocation, and (c) $273,000 in lower depreciation and amortization expense as equipment and prior capitalized costs became fully amortized. These decreases were partially offset by a $260,000 increase in variable costs related to higher transaction fee revenues and $187,000 in increased fees for personnel and sub-contractors engaged in implementing a large new client.

	(Table in thousands) Nine Months Ended September 30,
	2006	2005	Change

Sales and marketing expense	$976	$793	$183
General and administrative expense	1,800	2,008	(208)
Reversal of contingent tax liability	--	(979)	979
Lease abandonment charge	--	523	(523)
Amortization of intangibles	--	84	(84)
Interest and other income, net	92	62	30
Interest expense	(145)	(183)	38
Income tax benefit	324	--	324

Sales and marketing expenses increased $183,000 (23%) in the nine months ended September 30, 2006 compared to the same period of 2005. This increase was due to higher personnel costs and the related increase in benefits and travel related to the changes in the sales and marketing team over the past year.

General and administrative expenses decreased $208,000 (10%) in the nine months ended September 30, 2006 compared to the same period of 2005. The majority of the decrease is attributable to the reduction in facilities costs, insurance and professional fees, partially offset by a non-cash equity compensation charge of approximately $62,000 resulting from the vesting of restricted stock granted to members of the board of directors.

Reversal of contingent tax liability of $979,000 was recorded as a credit to the Statement of Operations in the nine months ended September 30, 2005. This was a result of the expiration of the applicable statute of limitations period in the second quarter 2005 for an operations-based tax as opposed to an income tax. There was no such credit for 2006.

Lease abandonment charge consists of expenses related to the Company’s former headquarters, which was abandoned in favor of a new office lease in June 2005. The $523,000 charge in the nine months ended September 30, 2005 includes relocation costs incurred to that point and the write-off of certain assets abandoned in the move, plus an accrual for the future rent and certain rent related obligations of the former headquarters. There was no such charge in 2006.

Amortization of intangibles declined $84,000 in the nine months ended September 30, 2006 compared to the same period of 2005, as these intangible assets were fully amortized in January 2005.

Interest and other income, net increased $30,000 (48%) in the nine months ended September 30, 2006 compared to the same period of 2005 due primarily to higher balances of cash resulting from the 2005 sale of common stock and higher interest rates.

Interest expense decreased $38,000 (21%) in the nine months ended September 30, 2006 compared to the same period of 2005. Interest accrued on the note payable to UICI was lower due to the declining principal balance.

Income tax benefit in the third quarter of 2006 was the result of the reversal of a contingent income tax liability upon the expiration of the statute of limitations. There was no income tax benefit or expense in 2005.

Liquidity and Capital Resources

Overview of Cash Resources

At September 30, 2006, our cash and cash equivalents amounted to $3.3 million compared to $4.7 million at December 31, 2005. The sources and uses of cash during the first nine months of 2006 are described more fully in “Analysis of Cash Flows” below. We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months. As discussed in our 2005 Form 10-K, the Company has a note payable to HealthMarkets (formerly known as UICI), the balance of which is approximately $1.0 million as of September 30, 2006. Effective July 31, 2006, the Company successfully extended the note payable to HealthMarkets. Under the prior promissory note, a balance of approximately $1.5 million would have been due at its maturity date of September 30, 2006. Under the renewal promissory note, Healthaxis paid HealthMarkets $500,000 in August 2006 and continues to make monthly payments equal to the greater of $65,000 or one-half of the monthly invoice amount for services rendered to an affiliate of HealthMarkets. A final installment in the amount of all outstanding principal plus accrued interest is due and payable February 1, 2008. In August 2006, the Company secured working capital and equipment lines of credit that expand our available liquidity and strengthens our financial condition to support continuing growth.

As part of a contract executed in the fourth quarter of 2005, the Company is expending substantial resources, in the form of both human and capital expenditures, during the implementation phase of a significant customer contract which is expected to continue for as long as the next 5 months. As a result, the Company expects a continued negative short-term impact on cash flow until deferred collection provisions present in the contract are fulfilled. The Company has already realized additional revenue and margin from the portion of the business that has been implemented and expects the revenue and margin impact to further increase as the implementation continues. The Company does not believe that the short-term impact of this project implementation will impact the Company’s ability to maintain sufficient liquidity to fund operations for at least the next 12 months. The implementation effort and terms of this agreement are typical for Healthaxis’ contracts of this scope and nature.

Analysis of Cash Flows

Cash used in operating activities for the nine months ended September 30, 2006 was approximately $267,000 as compared to $1.8 million for the same period in 2005. The improvement was primarily the result of the reduced net loss in 2006 and the aforementioned 2005 reversal of contingent tax liability partially offset by a net negative change in various working capital accounts, primarily accounts receivable and deferred revenues. Changes in working capital accounted for a $419,000 use of cash in the 2006 period as opposed to a $200,000 use of cash for the comparable period in 2005. Though it creates a short-term negative impact on cash flows from operations, we view the increase in accounts receivable and deferred revenues as a positive leading indicator since the increase in accounts receivable results from the increase in revenue and the increase in deferred revenues will result in higher recognized revenue in future periods. For the third quarter of 2006, the Company generated positive cash flow from operations of $433,000 resulting from the slight operating profit combined with a reduction of days sales outstanding.

Cash used in investing activities for the nine months ended September 30, 2006 was $1.5 million as compared to $597,000 for the same period in 2005. The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software, with most of the increase resulting from capitalized start up costs tied to the largest of the ongoing implementations.

Cash generated in financing activities for the nine months ended September 30, 2006 was $306,000 related to the proceeds from the new lines of credit partially offset by the debt payment to HealthMarkets and the cost to register shares previously sold to Tak Investments, while cash from financing activities for the nine months ended September 30, 2005 was $4.3 million as a result of proceeds from the Tak financing transaction.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(10.1)	Renewal Promissory Note of the Company dated as of July 31, 2006 payable to HealthMarkets Inc. f/k/a UICI, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 1, 2006).

(10.2)	Loan and Security Agreement between the Company and Silicon Valley Bank dated August 14, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 17, 2006).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: November 13, 2006	By:	/s/ John M. Carradine

John M. Carradine, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ronald K. Herbert

Ronald K. Herbert, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

(10.1)	Renewal Promissory Note of the Company dated as of July 31, 2006 payable to HealthMarkets Inc. f/k/a UICI, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 1, 2006).

(10.2)	Loan and Security Agreement between the Company and Silicon Valley Bank dated August 14, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 17, 2006).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.