Form 10-K
period 2006-12-31
HEALTHAXIS INC
filed 2007-03-27
CIK 768892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $.10 Par Value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [  ]  No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No[X]

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

Large accelerated filer  [  ]        Accelerated Filer [  ]        Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,625,441 computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Shares of the Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2007, the Registrant had 8,165,211 shares of Common Stock outstanding.

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

Item 1.    Business

General

Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers, third party administrators (“TPA”), preferred provider organizations (“PPO”), and self-administered employer groups provide enhanced claims related services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ web-based capabilities and Business Process Outsourcing (“BPO”) services, which are offered to the Company’s ASP clients and on a stand-alone basis. BPO solutions include the automated capture, imaging, storage and retrieval of paper and electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and editing and automated PPO routing (via electronic data interchange or “EDI”) and repricing. Healthaxis uses its expertise in health insurance operations to customize services to meet the specific needs of its customers and to produce value for those customers by tapping unrealized potential in the customers’ operations to achieve best results.

Healthaxis’ proprietary applications address the specific processing needs of the claims administration segment of the healthcare insurance industry in an efficient and cost-effective manner. In addition to its core claims and administrative systems, Healthaxis also provides real-time interaction with plan documents, claim forms, enrollments and applications, and access to personalized membership and claims data. These Internet-enabled business applications enhance the transaction process and streamline the flow of information among the many systems employed by various constituents within the healthcare insurance industry.

Payer solutions are offered through readily configurable products, such as Insur-Claims®, Insur-Admin®, WebAxis Self-Service, WebAxis-Broker, WebAxis-Enroll, and various BPO services. All of Healthaxis’ products are supported by professional services offered on a consulting basis. Healthaxis is staffed by experienced health insurance and technology professionals who understand the health benefit payer world. Healthaxis draws upon this deep domain expertise and continually evolving technology applications to provide services and software solutions that enable its customers to:

•	Pay claims faster, more accurately and at a lower cost;

•	Reduce their internal administrative expenses;

•	Reduce their medical costs;

•	Improve their customer service, and

•	Provide competitive advantage and thereby accelerate their revenue growth.

Healthaxis Inc. (the “Company” or “Healthaxis”) is a Pennsylvania corporation, which was organized in 1982. Healthaxis’ common stock trades on the NASDAQ Capital Market under the symbol “HAXS.” The operations of Healthaxis are conducted through its subsidiary, Healthaxis, Ltd., based in Irving, Texas. Unless otherwise indicated, or the context otherwise requires, all references in this document to the “Company,” “Healthaxis,” “we,” “our” or “us” include Healthaxis Inc. and all of its subsidiaries. Healthaxis maintains a website at www.healthaxis.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our website as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. The Healthaxis Code of Conduct can also be found on the Healthaxis website. Information found on the Healthaxis website is not a part of this report.

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

Business Strategy

Healthaxis’ mission is to draw upon its health insurance process expertise, its continually evolving technology applications, and rigorous process control in its production centers to provide health benefit administrators and claims processors with market leading, innovative and configurable web-based connectivity, benefits and claims applications solutions and business process outsourcing solutions. The Company focuses on solutions designed to enable its customers to:

•	Pay health insurance claims faster, more accurately and at a lower cost;

•	Reduce their internal administrative expenses;

•	Reduce their medical costs;

•	Improve their customer service, and

•	Provide competitive advantage in their markets and thereby accelerate their revenue growth.

Our vision is for Healthaxis to be recognized as an entrepreneurial, technology enhanced BPO services company noted for its expertise, service excellence, creative solutions, customer relationships, profitability, and growth, with commensurate public market valuation.

Healthaxis’ strategy to achieve its mission and vision are:

•	To retain and grow existing customers by becoming their “strategic partner” rather than simply their operational partner. The achievement of this objective requires us to more fully understand our customers’ strategic goals, to develop unique support plans around these goals and to continue to enhance our technology and services to match our customers’ priorities.

•	To grow our claims and administration solutions and BPO services market penetration by creating new service offerings that meet market demands and by strengthening our marketing and sales capabilities and distribution channels.

•	To provide customers the option of on-shore, near-shore, and off-shore processing capabilities providing high quality results.

•	To identify companies with complementary solutions and services that can provide attractive partnering arrangements or accretive acquisition and merger opportunities.

•	To achieve improved profitability and cash flow by growing revenues, while managing costs diligently.

•	To solidify Healthaxis as the company of choice for its employees through our value system and incentive programs, and by creating an environment of challenge, growth, opportunity, accountability, teamwork and choice.

Products and Target Markets

The Company has three groupings of products and services, which it sells into the following defined target markets:

Target Markets

Products/Solutions	Third Party Administrators	Health Insurance Payers	Managed Care Organizations	Self- Administered Employer Groups
Benefit Administration and Claims Processing Systems
Insur-Admin	X			X
Insur-Claims	X			X

Web Connectivity Products
WebAxis—Self-Service Applications
• Employee/member module	X	X		X
• Employer module	X	X		X
WebAxis-Broker		X		X
WebAxis-Enroll	X	X		X

BPO Services
• Mailroom	X	X	X	X
• Imaging	X	X	X	X
• Data capture	X	X	X	X
• Claims pre-adjudication	X	X	X	X
• EDI transaction management	X	X	X	X
• Provider cleansing services	X	X	X	X
• Claims editing	X	X	X	X
• Claims re-pricing	X	X	X	X

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

Insur-Claims.    Insur-Claims is a comprehensive paperless claim processing system for employer as well as consumer driven plans, including health, dental, vision, short-term disability, long-term disability, executive reimbursement, health reimbursement and health spending accounts, and medical and dependent care flexible spending accounts. A rules-based approach, which includes un-bundling and re-bundling edits, allows Insur-Claims to be fully customized and allows the system to handle complex benefit structures and provider reimbursement arrangements. Through user-defined rules and batch processing, Insur-Claims can achieve auto-adjudication rates of up to 80% for medical claims and up to 90% for dental claims. The system has extensive preferred provider organization capabilities and can perform preferred provider organization re-pricing functions. Insur-Claims facilitates utilization management, including pre-certifications, referrals and authorizations. Insur-Claims accepts electronic data interchange, or “EDI”, transactions and provides for automated adjudication of those transactions. Insur-Claims is web-enabled and can provide claim status inquiry, including access to processed “explanation of benefits” for the employee. Insur-Claims is based on a paperless workflow, which begins with the imaging of all documents. These document images are tied to patients and claims and provide fast and efficient client service resolution. In addition to this functionality, a Healthcare Reimbursement Account (HRA) capability, to meet the growing demand of Consumer Directed Health Plans, was developed by Healthaxis and implemented in 2003.

Client output from utilizing the hosted software described above is typically printed documents, such as benefit checks, letters or “explanation of benefits.” The client may elect to print, handle and mail such documents.

However, in most cases, these tasks are performed by Healthaxis or its vendor partner as an additional billable service. The system also supports paperless output using electronic funds transfers and electronic explanation of benefits capabilities.

Web Connectivity Products

Healthaxis provides HIPAA-compliant, web-enabled platforms and solutions for the enrollment, sale, distribution and post-sale administration of insurance policies, including health, vision and dental insurance. Its target markets are health insurance carriers and third party administrators. A primary focus is bringing Web-based connectivity to legacy systems in a “bolt-on” fashion. Management believes that healthcare payers do not want to replace legacy systems and are seeking outsourced, e-business connectivity solutions. Due to the nature of the offerings and to the inherent differences in the back-end processing systems being served, solutions provided by Healthaxis are configurable and allow for a high degree of customization. Solutions may be hosted by Healthaxis or by the client.

The products and services provided in this suite of products are:

WebAxis-Employee/Member and Employer Self-Service.    This solution allows plan members/employees and employers to have direct access to administrative and claims information via a HIPAA-compliant and secure interface. Through an inquiry process, members/employees have access to coverage, demographics, eligibility, claims status, explanations of benefits, provider directories, plan new hire/change forms, and the ability to track their deductible and flexible spending accounts. WebAxis Self- Service provides employer groups with the same functionality that is provided to their employees, such as eligibility and claims status inquiry, plan documents and directories, plan change forms, and more.

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

Business Process Outsourcing Services

Healthaxis performs imaging and data capture outsourcing services to convert paper transactions in the form of healthcare claims into electronic transactions. The resulting data is downloaded to the client’s internal claims adjudication database or, for those clients utilizing Healthaxis’ claim processing solutions, to Healthaxis’ data center for adjudication and payment. Claims also may be re-priced by Healthaxis or routed via electronic data interchange (“EDI”) to PPO organizations to be re-priced in accordance with provider discount agreements. Healthaxis performs claims pre-adjudication services utilizing rules-based software logic to scrub data prior to submission to a back-end adjudication system, in addition to claims editing services, which apply certain clinical logic for validating claims. Healthaxis also offers provider database cleansing services designed to clean-up a customer’s provider files, thereby saving data processing resources, increasing auto-pay rates and helping to ensure more accurate claims adjudication. As a complement to these imaging and data capture services, the Company provides mailroom services whereby it receives and sorts incoming healthcare claim forms prior to imaging. The target markets are health insurance carriers, third party administrators and preferred provider organizations.

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

Ultimate TPA™

In July 2006, Healthaxis introduced its Ultimate TPA solution. This is Healthaxis’ unique combination of technology and BPO services offered as a best-in-class turnkey solution. Historically, Healthaxis has sold its services on an a la carte basis where customers would select from Healthaxis offerings in one or more of the three groupings above (BAS, Web, or BPO). Each of the offerings is highly customizable, which can lead to significant implementation time and cost. With the Ultimate TPA solution, we package all of the services relevant to a typical TPA using standard options and limited customization. This approach permits a faster and less expensive implementation of the solution and allows us to effectively market to smaller TPAs looking to gain the efficiencies and processes of a significantly larger organization. We price the Ultimate TPA at a fixed price per employee life per month. As a result, the Ultimate TPA enables growth minded organizations to pursue their expansion objectives with minimal capital and infrastructure investment, and with affordable and predictable ongoing costs.

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

Additionally, we announce new customer wins when the customer permits it. Due to the sensitive nature of system changes within our customers’ client bases, new customers often request that we do not announce or delay announcing the change. There is a perception within our industry that any significant implementation or conversion might result in a significant disruption to the customer and the clients it serves, thus many new Healthaxis customers do not want us to announce that they are migrating systems.

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

Healthaxis’ major competitors by product are as follows:

•	Benefit administration and claims processing systems — TriZetto (RIMS, Facets, and QCSI), DST Systems, Inc., Mphasis-Eldorado Computing, SunGard/SBPA, and Acclimation Systems, Inc.

•	Web connectivity products — Payer In-house Solutions, TriZetto (Healthweb), Healthation (AcceleHealth), HealthTrio, Connecture, HealthX and eBenX.

•	BPO services — Affiliated Computer Services, WebMD/Dakota, Future Vision, GTESS, Sourcecorp, Data Dimensions and an increasing number of offshore vendors.

Technology Development

Healthaxis’ operations staff supports its products and clients through continuing evaluation and implementation of new technologies. Healthaxis uses a multi-disciplined team approach throughout the development phase of new products and product enhancements. In addition to project-specific tasks, the staff continues to enhance Healthaxis’ proprietary applications and to develop and test new solutions, including the testing and analysis of applications not yet available in the market.

Intellectual Property and Technology

Trademark and Copyright Protection.    Healthaxis’ ability to compete is dependent to a significant degree upon its proprietary systems, technology, and intellectual property. Healthaxis relies upon a combination of trademark, copyright, confidentiality agreements and trade secret laws, as well as other measures to protect its proprietary rights. Healthaxis does not have any patents or patent applications and currently does not plan to file any patent applications. Healthaxis has applied for, or registered, the following trademarks with the U.S. Patent and Trademark Office: Healthaxis, Healthaxis.com, Insur-Image, Insur-Enroll, Insur-Admin, Insur-Claims, Insur-Dental, Insur-PPO, Ultimate TPA, and Smart Front-End. Healthaxis has decided not to file applications for these marks in foreign countries at this time. Healthaxis’ sales materials, content, and software are protected by copyright. The source code and design of Healthaxis’ software are protected through applicable trade secret law. Healthaxis also uses confidentiality agreements with its employees to further protect its source code and software.

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

Data Center Core Processing Environment.    Healthaxis has connectivity to several customers via dedicated data lines and VPN connections. The Company’s computer operations reside in a fully redundant, Navisite data center in Vienna, Virginia. The facility houses the following processing equipment and systems:

•	9 IBM RS6000 processors running on UNIX / AIX operating systems

•	16 Compaq and IBM servers running on Windows 2000 operating systems and VMware

•	IBM 6 terra-byte FastT storage area network (SAN)

A secondary facility is maintained at Healthaxis’ corporate office location in Irving, Texas. This location serves as the primary recovery facility and has an un-interruptible power system. It has network connections to external service providers, as well as VPN connections to the Navisite data center. All critical data is backed up and stored at an offsite facility in Maryland.

Privacy/Security Issues.    Healthaxis believes a significant barrier to the popularity or acceptance of online insurance communications and sales is the secure transmission of confidential information over public networks. Healthaxis retains confidential client and patient claim information at its data center. Computer viruses, break-ins, or other security breaches, could lead to misappropriation of personal or proprietary information. These security breaches could also cause interruptions, delays, or cessation in service to Healthaxis’ clients. Healthaxis relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as names, addresses, social security numbers, consumer credit card numbers, and other private healthcare information. Healthaxis believes that it is in compliance with HIPAA rules and regulations. Healthaxis carries general liability insurance (including errors and omissions coverage), although Healthaxis’ insurance may not be adequate to cover all costs that could be incurred in the defense of potential claims.

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

Employees

As of December 31, 2006, the Company has 184 employees, including 72 full-time professional employees, most of whom are based in Irving, Texas, and 112 production center employees who are located in Utah, Texas and Jamaica. The number of production center employees varies with business volume. None of Healthaxis’ employees is represented by a labor union or collective bargaining agreement. The Company considers its employee relations to be good.

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

Business Related Risks

Because we have a history of operating losses, it is difficult to evaluate our future prospects and to know when, if ever, Healthaxis will become consistently profitable.

Our recent history of operating losses makes it difficult to evaluate our future prospects and to know when, if ever, we will become consistently profitable. Furthermore, our prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven, competitive and rapidly evolving markets. While our cost reduction initiatives over the last few years have brought costs more in line with our revenue base, there can be no assurances that our cash resources will prove adequate, or that we will become consistently profitable. These uncertainties could negatively affect our business prospects and our stock price. We may seek additional debt or equity financing for items including but not limited to capital equipment purchases, working capital needs, or to refinance existing debt. Depending on the type of financing available, such financing may be dilutive to our common shareholders and may not be on attractive terms.

A small number of clients account for a substantial portion of our business, and the loss of any one of them could have an adverse impact on our business and financial condition.

The business of a limited number of our clients represents a significant component of our continuing operations. For the year ended December 31, 2006, our three largest clients (American Administrative Group, Central Benefits, and NCAS Inc.) accounted for an aggregate of 63% of revenues. One of these customers, accounting for 24% of total 2006 revenue, has increased the scope and volume of services it obtains from us and it is likely that the total revenue from this customer will increase, and thus its concentration of revenue may increase. Each year, we have several customers whose contracts are up for renewal. Historically, we have successfully renewed most contracts prior to their expiration and we have the benefit of working with some of our customers for more than twenty years. We have one long-term customer that represented seven percent of our 2006 revenues whose contract was originally up for renewal as of September 30, 2006. At this point, we continue to serve this customer under an extension through March 31, 2007. There can be no assurance that the customer will not terminate our services at that time or shortly thereafter.

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

Undetected errors in our application solutions or our data capture services could detract from the reliability and quality of our information systems, which, in turn, could result in decreased sales, liability for damage claims and a negative impact on our results of operations.

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

We rely in part upon third party vendors for the delivery of some of the services we contract to deliver to our clients. We have alternatives in each case, but the alternatives could be expensive and time consuming to implement. If any of these vendors ceased providing the product or service on which we rely, our business could be interrupted until such time as we are able to replace the product or service and integrate it with our own product and service offering. Such interruptions could be in violation of our service level commitments to our customers. The key third party vendors on which we rely include:

•	Emdeon — which prints and mails the majority of output from our claims system, namely beneficiary checks, explanation of benefits and letters.

•	Gentran — which supplies software that supports our ability to receive and transmit transactions and files electronically.

•	Navisite — which provides the data center facilities we contract through Healthcare BPO Partners.

•	IBM — which provides critical hardware and operating system components used by our systems.

•	Healthcare BPO Partners — which provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. Healthcare BPO Partners is a related party due to common ownership by one of the Company’s significant shareholders.

•	Ingenix — which provides usual and customary databases that are integrated with our Insur-Claims system and used by our customers for determining the reasonableness of a healthcare provider’s fees.

•	McKesson — which provides certain clinical logic and claims editing functionality used by our customers in the processing of health insurance claims.

•	Microsoft — which provides operating system and applications software used by our systems. Navisite/Level3, Verizon/MCI, Netlojix and AT&T — which provide telecommunication lines and Internet gateways through which we connect to our clients.

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

We conduct imaging and data capture operations related to the conversion of insurance claims information to electronic form in Jamaica through an indirect subsidiary. For the year ended December 31, 2006, we earned approximately 9% of our total revenues from our Jamaican operations. There is less government regulation in Jamaica than in the United States, and there may be more difficulty in enforcing Jamaican legal rights. Additionally, there is the possibility, although remote, of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability, labor difficulties, or diplomatic developments that could affect our Jamaican operations and assets. While these factors have not to date had a material adverse impact on our business, if an adverse event occurred, it could materially disrupt our business operations, jeopardizing our ability to meet our contractual obligations and lead to higher expenses.

The proximity of our Jamaican operation to the ocean-front could expose our facility to damage from a tropical storm or other natural catastrophe. While we maintain insurance coverage on the facility and have also established back-up and business continuity plans, we could experience downtime and could incur additional expenses related to relocation or repair of the facility, should this occur.

Currently, our Jamaican subsidiary is able to take advantage of the Jamaican labor market, which provides competent and inexpensive labor. As of December 31, 2006, our Jamaican subsidiary had approximately 69 employees. If the risks or problems posed by conducting operations in Jamaica require significant financial or managerial resources, or we are forced to relocate these operations on-shore or elsewhere off shore, our costs to reestablish these services could increase.

Our current and prospective customers may become reluctant to allow us to perform processing services in our Jamaican facility or through our India operations, thereby forcing us to relocate these services on-shore, which could increase our costs.

We conduct imaging and data capture operations related to the conversion of insurance claims information to electronic form in Jamaica through an indirect subsidiary and in India through Healthcare BPO Partners. There is a continuing political debate regarding the offshore outsourcing of jobs that could be performed in the United States. Certain of our customers or prospective customers could become reluctant to allow their processing to be performed in Jamaica or India. As a result, we could lose sales or be forced to relocate these operations on-shore, in which case our costs to provide these services could increase.

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

In order to achieve and maintain compliance with federal securities regulations, such as the Sarbanes-Oxley Act of 2002 and the corporate governance rules of The Nasdaq Stock Market, we are required to expend financial and managerial resources that increase our expense.

Recent accounting and reporting improprieties by public companies have resulted in increased legislation and regulation. The most prominent legislation to date is the Sarbanes-Oxley Act of 2002, which, among other things, places additional requirements on companies for the creation, documentation, testing and reporting of internal controls and processes. We expend additional financial and managerial resources in order to comply with this legislation, as well as the enhanced corporate governance rules of The Nasdaq Stock Market.

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

During the past several years, the healthcare industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and some capital expenditures. In addition, proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may further increase government involvement in healthcare, lower reimbursement rates and otherwise adversely affect the healthcare industry or dramatically change the overall model for funding and administering health care costs, which could adversely impact our clients’ business and which could, in turn, adversely affect our business. The impact of regulatory developments in the healthcare industry is followed closely by us and by our retained legal counsel. However regulatory changes are complex and difficult to predict, and our business could be adversely affected by existing or new healthcare regulatory requirements or interpretations.

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

The shares of common stock and warrants to purchase shares of common stock currently held by Tak Investments, Inc. (“Tak Investments”) could enable Tak Investments to significantly influence or control the outcome of shareholder votes and otherwise pursue control transactions involving us.

As a result of a financing transaction closed in May 2005, Tak Investments currently owns 2,222,222 of our outstanding shares of common stock, representing 26% of the Company’s outstanding voting shares of common stock as of March 12, 2007 and beneficially owns 8,333,333, or 47% of the Company’s fully diluted shares of common stock. Further, if the warrants held by Tak Investments are fully exercised for the maximum number of shares of common stock provided thereunder, but no other common equivalents are exercised or converted into shares of common stock, Tak Investments would own 57% of the Company’s outstanding shares of common stock. Based on Tak Investments’ownership block, it is able to exert substantial influence over, and could actually control, the outcome of common shareholder votes.

The Pennsylvania Business Corporation Law (or PBCL) contains provisions designed to protect the company and its shareholders from certain takeover transactions. Specifically, sections of the PBCL prohibit a person that acquires beneficial ownership of 20% or more of the voting power of a publicly held Pennsylvania corporation (such as Healthaxis), a so-called “interested shareholder,” from engaging in a business combination transaction with such a corporation, except in certain circumstances. A purpose of the statute is to prevent coercive second step transactions at an inadequate price to the other shareholders of the corporation. However, because our board of directors approved the financing transaction that we entered into with Tak Investments, the PBCL business combination statute will not prohibit a business transaction between us and Tak Investments. No such transaction has been proposed to date, however Tak Investments could initiate a takeover transaction involving us, and we would not be able to use the PBCL business combination statute to prevent such a transaction. Further, we have agreed with our preferred shareholders that we will not, for a period of time, establish a shareholder rights plan, “poison pill” or similar anti-takeover arrangements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Overview” for further information regarding both the Company’s business relationship with Tak Investments and the preferred shareholders.

Tak Investments’ contractual relationships with us subject our common shareholders to certain risks.

In addition to the risks to our common shareholders arising out of Tak Investments’ substantial beneficial ownership of our common stock, as long as Tak Investments maintains the required level of stock ownership specified in the Investor Rights Agreement entered into by the Company and Tak Investments, Tak Investments will have the right to nominate between one and three members to the Company’s Board of Directors, and will therefore be able to exert significant influence over the Company’s business. In addition, Tak Investments holds a warrant to purchase 3,333,333 shares of our common stock, which may be exercised at any time prior to the second anniversary of the date of registration with the SEC of the resale of such shares and other shares beneficially owned by Tak Investments. We are also required to obtain the consent of Tak Investments prior to selling the Company or effecting certain other fundamental corporate activities until the earlier of the second anniversary of the date of registration for resale of such shares and other shares beneficially owned by Tak Investments. To date, we have not yet completed the registration of the shares of common stock covered by the aforementioned warrant and some other shares beneficially owned by Tak Investments, so we do not yet know when the aforementioned warrant or consent rights will expire. Simultaneously with our closing of the financing transactions with Tak Investments in May 2005, we also entered into a five-year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with Tak Investments and owned by Mr. Sharad Tak. Under the terms of this agreement, Healthcare BPO Partners is providing India-based personnel and infrastructure that we use to provide business process outsourcing services and other software development and technical support services to support our operations. Although we directly manage these personnel resources in accordance with our policies and procedures, these India-based operations are subject to the risks of non-US operations, similar to those faced by our Jamaica operations.

The registration of the resale of the shares of a substantial amount of shares of our common stock by Tak Investments and by other shareholders entails some risks, including the fact that the sale of shares of our common stock in the public market, or the possibility of these sales, could depress or lower our stock price.

We currently have effective registration statements on file with the Securities and Exchange Commission providing for the registration of the resale of a substantial number of our shares of common stock. In addition, and as referenced above, we have not yet completed the registration for resale of all the shares of common stock that are beneficially owned by Tak Investments. The aggregate number of shares of our common stock that are currently, or in the future may be registered for resale is very significant and these shares are and will be fully eligible for resale in the public market. The sale of such shares in the public market, or the perception that such sales may occur, could depress or lower our stock price.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Healthaxis’ headquarters is located in a leased facility in Irving, Texas, a suburb of the Dallas metropolitan area. The Company owns no real property and conducts its business through the following leased facilities:

Address	Square Feet	Lease Expiration
7301 North State Highway 161, Suite 300, Irving, TX	20,000	June 2010
670 East Main St, Castle Dale, UT	5,450	December 2007
1–3 Pimento Way, Montego Freeport, Montego Bay, Jamaica	6,500	February 2008

The Company believes its existing facilities are suitable to conduct its present business and that its leased facilities are well maintained and in good operating condition and are adequate for its present and anticipated levels of operation.

Item 3.	Legal Proceedings

We currently are not a party to any material legal proceedings and are not aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

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

	2006		2005
	High	Low	High	Low
First Quarter	$1.72	$1.02	$3.50	$2.00
Second Quarter	1.65	0.75	2.33	1.41
Third Quarter	1.46	0.67	1.94	1.30
Fourth Quarter	1.78	1.20	1.71	1.10

On March 12, 2007, the closing price of Healthaxis common stock was $2.43. There were 115 shareholders of record as of March 12, 2007, although Healthaxis believes that the number of beneficial owners of its common stock is substantially greater.

Dividends

Healthaxis did not pay a cash dividend on its common stock in 2006 or 2005 and does not anticipate paying cash dividends on its common stock for the foreseeable future. Any payment of cash dividends on its common stock in the future will be at the discretion of the board of directors and subject to some limitations under the Pennsylvania Business Corporation Law and the Certificate of Designation of our Preferred Stock, and will depend upon factors such as the Company’s earning levels, capital requirements, financial condition and other factors deemed relevant by the board of directors. When and as declared by our Board of Directors, the holders of shares of our Preferred Stock have the right to receive a nominal dividend of $.0001 per share semi-annually, aggregating to less than $1,000 per year in total to all holders of Preferred Stock, and otherwise on a pro-rata basis to the extent that dividends are paid to holders of common stock. Healthaxis did not declare or pay a dividend on its Preferred Stock in 2006 or in 2005.

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total return (change in year-end stock price plus reinvested dividends) to the Company’s shareholders against the cumulative total return of the NASDAQ Stock Market (U.S.) and the Dow Jones U.S. Software Index for the five years beginning December 31, 2001.

The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” and shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission.

Item 6.	Selected Financial Data.

The following selected consolidated financial information has been derived from the consolidated financial statements of Healthaxis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated financial statements of Healthaxis have been audited by McGladrey & Pullen, LLP for 2006, 2005 and 2004 and by Ernst & Young LLP for 2003 and 2002. Healthaxis’ financial results include those of its subsidiaries. All information was previously restated to present as discontinued operations Healthaxis’ UICI outsourcing operations under the Services Agreement (effective June 17, 2002).

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$16,674	$15,705	$16,162	$20,851	$19,816
Expenses:
Cost of revenues	13,826	14,489	15,905	19,573	21,355
Sales and marketing	1,252	1,139	1,475	948	1,951
General and administrative	2,359	2,566	3,489	3,298	3,745
Research and development	—	—	—	30	366
Reversal of contingent tax liability	—	(979)	—	—	—
Restructuring and impairment charges	—	537	—	—	6,232
Amortization of intangibles	—	84	1,032	1,296	1,300
Total expenses	17,437	17,836	21,901	25,145	34,949
Operating loss	(763)	(2,131)	(5,739)	(4,294)	(15,133)
Gain on extinguishments of debt	—	—	—	—	16,388
Interest expense and other income, net	(87)	(120)	(219)	30	(427)
Income (loss) before provision for income taxes	(850)	(2,251)	(5,958)	(4,264)	828
Income tax provision	324	—	—	—	—
Income (loss) from continuing operations	(526)	(2,251)	(5,958)	(4,264)	828
Loss from sale of discontinued operations	—	—	—	—	(3,564)
Gain (loss) from discontinued operations	—	—	—	—	850
Loss before cumulative effect of accounting change	(526)	(2,251)	(5,958)	(4,264)	(1,886)
Cumulative effect of accounting change	—	—	—	—	(6,674)
Net loss	(526)	(2,251)	(5,958)	(4,264)	(8,560)
Less: Cash dividends on preferred stock	—	—	—	(690)	(198)
Less: Fair value of consideration transferred over carrying value of preferred stock	—	—	(3,973)	—	—
Net loss applicable to common stock	$(526)	$(2,251)	$(9,931)	$(4,954)	$(8,758)
Basic and diluted income (loss) per share of common stock:
Continuing operations	$(.07)	$(0.44)	$(3.48)	$(1.05)	$0.12
Discontinued operations	—	—	—	—	(.51)
Cumulative effect of accounting charge	—	—	—	—	(1.24)
Net loss	$(.07)	$(0.44)	$(3.48)	$(1.05)	$(1.63)
Weighted average common shares and equivalents used in computing basic and diluted (loss) income per share	7,030	5,174	2,857	4,699	5,361

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Balance Sheet Data:
Cash	$3,362	$4,729	$3,930	$7,887	$11,380
Total assets	21,318	21,146	20,658	27,078	33,621
Long-term interest-bearing debt obligations	1,859	2,028	2,678	3,296	—
Preferred stock	740	2,752	3,100	5,899	6,280
Total stockholders’ equity including preferred stock	14,322	14,807	12,799	18,711	27,572

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

During the past year we continued the trend of improving the financial results and condition of the Company. Revenues in 2006 of $16.7 million increased over 6% from 2005 and we reduced our operating loss to $763,000 in 2006 from $2.1 million in 2005. Comparisons between the current and prior year’s operating losses understate the magnitude of the improvement in the financial condition of the Company because financial results for the year ended December 31, 2005 include a net $442,000 benefit of two non-recurring events. In 2005, the Company was able to benefit from the reversal of a $979,000 contingent tax liability, which was partially offset by a $537,000 lease abandonment charge related to moving our headquarters office.

Other important points include:

•	Resulting primarily from the increase in revenue, we generated an operating profit in the third quarter of 2006 and operations remained near break-even in the fourth quarter of 2006. Cash flow from operations was positive in each of the last two quarters of 2006.

•	The Company is nearing completion of a large-scale customer implementation and we added new customers in 2006 that have added a significant number of revenue-generating lives to our systems. Due to the subscription nature of our business, these customer wins do not immediately impact our operating results, but are expected to provide additional revenue in future periods.

•	Effective July 31, 2006, the Company extended its note payable to HealthMarkets (formerly known as UICI). Under the prior promissory note, the balance of approximately $1.5 million would have been due at its maturity date of September 30, 2006. Under the renewal promissory note, Healthaxis paid HealthMarkets $500,000 in August 2006 and continues to make monthly payments equal to the greater of $65,000 or one-half of the monthly invoice amount for services rendered to an affiliate of HealthMarkets. A final installment in the amount of all outstanding principal plus accrued interest is due and payable February 1, 2008.

•	The Company has secured lines of credit for working capital and equipment purchases that have expanded our available liquidity and strengthened our financial condition to support continuing growth.

In 2007 we will continue concentrating our sales and marketing efforts on winning new customers and providing them with a compelling proposition for a return on their investment and the achievement of operational efficiencies. We use Six Sigma methodologies to continuously review ways to improve our own efficiency and effectiveness, which we believe will further reduce our cost structure or at least reduce the amount of additional infrastructure required to support future revenue growth. We continue to develop new products and services and look for additional opportunities to add value to our target customer base.

Revenue Model.    The Company’s revenues consist primarily of application service provider (ASP) fees, transaction fees and professional service fees. Our ASP services revenue is substantially dependent on our customers’ usage of our proprietary software systems and our agreements with customers contain a license for the use of the relevant software, but the customer does not have the contractual right to take possession of the software. The customer’s access to the Company’s hosted software is through dedicated data lines or the Internet. With some exceptions, the Company has not historically licensed its benefits administration and claims processing software for installation on customers’ systems. No new such licenses were granted since 2003 and the only revenue since that time from such licenses were ongoing fees from past licenses that are payable based on customer usage. These revenue sources are described below.

A significant portion of the Company’s revenue is based on providing ASP services to our health insurance company, third-party administrator and self-insured plan customers. The ASP service includes a license to use our benefits administration and claims processing software, including hosting, maintenance and support, which is typically charged on a per-employee-per-month (PEPM), or per-member-per-month (PMPM) basis. In addition, the Company complements these hosted software-use rights with such BPO services as imaging, data capture and retrieval, EDI and print and mail services, as well as PPO routing and repricing services, and claims editing services. These services are typically charged on a transaction fee basis, such as per claim, per image and per document. Due to the long-term nature of the ASP arrangement and because all revenue elements included in the collective services are typically not sold separately, the ASP and BPO service revenues are recognized ratably over the term of the agreement and/or as transaction services are provided.

In preparation for providing services under these multi-year ASP contracts, the Company usually performs certain start-up activities directly related to customizing and configuring the licensed software and loading insurance plan data. The Company defers costs and revenues relating to these start-up activities and recognizes such costs and revenues ratably over the period of time expected to benefit from the start-up activities, generally the term of the ASP contract.

Periodically, while an ASP contract is in place, the Company also performs professional services for customers and recognizes the related revenue on a time and materials basis as services are performed. Such professional services are not sold in conjunction with a software license included in the original ASP contract or other revenue elements and, therefore, are accounted for separately from the ASP contact.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

	(Table in thousands)
	Year Ended Dec. 31,
	2006	2005	Change
Revenues	$16,674	$15,705	$969
Cost of revenues	13,826	14,489	(663)
Gross profit	$2,848	$1,216	$1,632
% of revenue	17%	8%

Revenues were approximately $969,000 (6%) higher for the year ended December 31, 2006 compared to the same period in 2005. ASP license fees increased approximately 5% and transaction fee revenues increased approximately 8% due to a net increase in employee lives and resulting transactions, primarily from new customer implementations. These increases were partially offset by a decline in the number of employee lives from existing customers that lost some of their customers. BPO service revenue was approximately 15% higher in 2006 as volume from new customers and groups offset a) a decrease in transactions from existing customers and b) the continuing trend towards a higher volume of electronic claims. Professional Services revenue decreased 12% because significant work performed during 2006 was focused on a significant customer implementation, and thus the related revenue was deferred to future periods in accordance with generally accepted accounting principles. Deferred revenues increased $986,000 during 2006. In the prior year, we worked on several projects that were billable and could be recognized as revenue as services were performed.

Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables. Cost of revenues declined $663,000 (5%) in the year ended December 31, 2006 compared to 2005 as the result of a) increased capitalization of startup costs in 2006 related to the significant customer implementation in process, b) lower amortization of capitalized software development costs in 2006 as projects became fully amortized, and c) lower facilities costs in 2006 resulting from the June 2005 headquarters office move. These factors were partially offset by a) higher transaction processing costs from vendor partners related to the increase in transaction fee revenue and b) increased personnel costs related to the significant implementation. Cost of revenues was 83% of revenues in the 2006 period compared to 92% in the 2005 period.

	(Table in thousands)
	Year Ended Dec. 31,
	2006	2005	Change
Sales and marketing expense	$1,252	$1,139	$113
General and administrative expense	2,359	2,566	(207)
Reversal of contingent tax liability	—	(979)	979
Lease abandonment charge	—	537	(537)
Amortization of intangibles	—	84	(84)
Interest and other income, net	115	116	(1)
Interest expense	(202)	(236)	34
Income tax benefit	324	—	324

Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows, media advertising, travel, and website development costs. These expenses increased $113,000 (10%) in the year ended December 31, 2006 compared to 2005. The increase is primarily due to increased personnel expenses resulting from the full year effect of hiring a new sales team in mid-2005.

General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs. These expenses decreased $207,000 (8%) in the year ended December 31, 2006 compared to 2005. The decrease was a result of lower facility costs related to the June 2005 office move combined with lower professional fees and insurance premiums. These improvements were partially offset by a non-cash equity compensation charge of $90,000 resulting from the vesting of restricted stock granted principally to members of the board of directors and a payment of approximately $81,000 in the fourth quarter of 2006 to settle litigation related to employment claims from operations discontinued in 2002.

Reversal of contingent tax liability of $979,000 was recorded as a credit to the Statement of Operations in the second quarter of 2005 as a result of the expiration of the applicable statute of limitations period for an operations-based tax as opposed to an income tax. There was no such operations-based tax credit in 2006.

Lease abandonment charge consists of expenses related to the Company’s former headquarters space, which was vacated in June 2005 in favor of a new office lease. The charge includes relocation costs incurred and the write-off of certain assets abandoned in the move, plus amounts paid for rent and certain rent related obligations of the former headquarters following the cease-use date. There was no such charge in 2006.

Amortization of intangibles includes the amortization of developed software and customer base acquired in the January 2001 Healthaxis merger. These expenses were reduced $84,000 (100%) in the year ended December 31, 2006 compared to 2005, as the intangibles were fully amortized in January 2005.

Interest and other income, net decreased $1,000 in the year ended December 31, 2006 compared to 2005, due primarily to lower cash balances but somewhat offset by higher interest rates.

Interest expense decreased $34,000 (14%) in the year ended December 31, 2006 compared to the same period of 2005 due to reduced principal under the note payable to UICI/HealthMarkets, partially offset by new interest charges on the Company’s lines of credit.

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

Revenues were approximately $457,000 (3%) lower in the year ended December 31, 2005 compared to the same period in 2004. BPO service revenue declined $670,000 primarily as a result of the loss of a data capture client and a trend toward our customers’ receipt of a higher volume of claims electronically rather than on paper forms. Recurring ASP license fee revenue increased $308,000 primarily as the result of an increased number of lives covered with one of our larger customers, partially offset by a decline from a different customer that had planned to transition its business away from the Company due to an acquisition. That customer’s parent organization subsequently reversed its decision and increased its volume of business with the Company. Changes in transaction fees and professional service fees were insignificant as compared to the same period in 2004.

Cost of revenues declined $1.4 million (9%) in the year ended December 31, 2005 compared to 2004. Cost of revenues was 92% of revenues in the 2005 period compared to 98% in the 2004 period. Approximately $931,000 of the savings resulted from headcount reductions in January 2005 and approximately $282,000 of the decline related to facilities costs from the June 2005 headquarters office move.

	(Table in thousands)
	Year Ended Dec. 31,
	2005	2004	Change
Sales and marketing expense	$1,139	$1,475	$(336)
General and administrative expense	2,566	3,489	(923)
Reversal of contingent tax liability	(979)	—	(979)
Lease Abandonment charge	537	—	537
Amortization of intangibles	84	1,032	(948)
Interest and other income, net	116	25	91
Interest expense	(236)	(244)	8

Sales and marketing expenses decreased $336,000 (23%) in the year ended December 31, 2005 compared to 2004. The decrease is primarily due to reduced personnel expenses resulting from the January 2005 headcount reduction and lower commissions.

General and administrative expenses decreased $923,000 (26%) in the year ended December 31, 2005 compared to 2004. The decrease was a result of higher than usual professional fees in 2004, reduced audit fees, and headcount reductions effected in January 2005. General and administrative expense in 2004 included $468,000 of legal, accounting and other professional fees associated with the negotiated modification of the rights of the holders of the Company’s preferred stock.

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

Interest and other income, net increased $91,000 in the year ended December 31, 2005 compared to 2004, due primarily to a) higher cash balances resulting from the sale of common stock combined with b) a reduced loss on sale of equipment.

Interest expense decreased $8,000 (3%) in the year ended December 31, 2005 compared 2004 due to reduced interest payments under the note payable to UICI dated September 30, 2003, related to the Company’s purchase of UICI’s Healthaxis stock and warrants.

Liquidity and Capital Resources

Overview of Cash Resources

At December 31, 2006, our cash and cash equivalents were $3.4 million compared to $4.7 million at December 31, 2005. The sources and uses of cash during 2006 are described more fully in “Analysis of Cash Flows” below. The Company’s focus is on increasing revenue growth, becoming consistently profitable and generating positive cash flow. We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months. However, in the event that we are unable to maintain or increase our revenues, or effectively reduce our expenses to a level commensurate with our revenues, or raise additional capital, then our business would likely be adversely affected.

The Company is encumbered with certain costs of being a public company, which cause its overhead structure to be higher than that normally associated with a company its size. The Company’s general and administrative expenses as a percent of revenue were 14%, 16% and 22% during 2006, 2005 and 2004, respectively. Management believes the costs of remaining a public company will continue to be a significant burden on operating results. As previously discussed, the relatively high general and administrative expenses as a percentage of revenues in 2004 was primarily the result of higher legal, accounting, and other professional fees incurred in connection with the negotiated modifications of the rights of the holders of the Company’s preferred stock.

As previously discussed, the Company has a note payable to UICI of approximately $843,000 as of December 31, 2006. Effective July 31, 2006, the Company extended the note payable to HealthMarkets (formerly known as UICI). Under the prior promissory note, the balance of approximately $1.5 million would have been due at its maturity date of September 30, 2006. Under the renewal promissory note, Healthaxis paid HealthMarkets $500,000 in August 2006 and continues to make monthly payments equal to the greater of $65,000 or one-half of the monthly invoice amount for services rendered to an affiliate of HealthMarkets. A final installment in the amount of all outstanding principal plus accrued interest is due and payable February 1, 2008.

On August 14, 2006, the Company executed a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”), with respect to a revolving line and equipment advances. Under the LSA, the Company may borrow (a) up to the lesser of (i) $5 million or (ii) 80% of eligible accounts receivable subject to certain adjustments and (b) up to $750,000 for equipment purchases. The LSA also provides for certain treasury management services, including letters of credit, foreign currency exchange contracts, and various cash management services. Based on the calculation of the borrowing base as of December 31, 2006, we would have been eligible to draw up to approximately $2.3 million under the working capital line of credit. The Company borrowed $500,000 under the working capital line in August 2006 for the required HealthMarkets note payment and drew $516,000 on the equipment line related to equipment purchases made during 2006. These amounts remained outstanding as of December 31. 2006.

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

With regard to maintaining cash flow from current customers, we are dependent on a small number of clients to generate a significant amount of annual and quarterly revenues. We believe that the relationships with our customers are generally positive. For the year ended December 31, 2006, our three largest customers accounted for 63% of revenues. One of these customers, accounting for 24% of total 2006 revenue, has increased the scope and volume of services it obtains from us and it is likely that the total revenue from this customer will increase, and thus its concentration of revenue may increase. Each year, we have several customers whose contracts are up for renewal. Historically, we have successfully renewed most contracts prior to their expiration and we have the benefit of working with some of our customers for more than twenty years. We have one long-term customer that represented seven percent of our 2006 revenues whose contract was originally up for renewal as of September 30, 2006. At this point, we continue to serve this customer under an extension through March 31, 2007. There can be no assurance that the customer will not terminate our services at that time or shortly thereafter.

New sales to other customers are expected to partially offset the concentration of our business with our top customers; our plans for generating new revenues are based upon changes to our sales staff and refinement of our marketing strategy over the last year. We believe that Healthaxis offers competitive, and competitively priced, products and services to its target markets. However, there can be no assurances that we will be successful in achieving our revenue growth goals.

Analysis of Cash Flows

Cash used in operating activities for the year ended December 31, 2006 was approximately $31,000, as compared to $2.4 million and $2.8 million for 2005 and 2004, respectively. The decrease in cash used in 2006 as compared to 2005 resulted primarily from a reduction in the net loss of $1.7 million and an increase in deferred revenues of $1.0 million, partially offset by an increase in accounts and notes receivable of $1.4 million. The decrease in cash used in 2005 compared to 2004 resulted primarily from the reduced net loss of $3.7 million, but this amount was mostly offset by adjustments due to depreciation and amortization of $1.1 million, changes in working capital of $1.1 million, and reversal of a contingent tax accrual of approximately $1.0 million.

Cash used in investing activities for the year ended December 31, 2006 was $1.8 million, as compared to $1.0 million and $891,000 for 2005 and 2004, respectively. The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and the acquisition of property, equipment and software. The increase in cash used in 2006 compared to 2005 resulted primarily from the increase in capitalized startup costs in 2006 related to a significant new customer implementation. The increase in cash used in 2005 compared to 2004 resulted primarily from the purchase of new equipment in 2005 to improve operational efficiency.

Cash provided by financing activities for the year ended December 31, 2006 was $467,000, as compared to $4.3 million for 2005 and a use of $223,000 in 2004. Financing activities in 2006 included the $500,000 payment to HealthMarkets in conjunction with the execution of the renewal promissory note, proceeds of $500,000 from a working capital line of credit, and proceeds of $516,000 from an equipment lease line of credit. The cash provided by financing activities in 2005 resulted from the sale of common stock to Tak Investments. Cash used by financing activities in 2004 represents payments of preferred stock dividends prior to the preferred stock modification in June 2004. Monthly payments to HealthMarkets under the renewal promissory note are netted against accounts receivable and therefore are reflected as a non-cash financing activity in the Consolidated Statements of Cash Flows.

Lease and other commitments

Healthaxis has certain capital and operating lease commitments over the next five years. These leases are primarily for office space and data processing equipment. In April 2005, the Company entered into a lease for approximately 20,000 square feet of office space located at 7301 North State Highway 161, Irving, Texas. The new lease was entered into to provide space for the relocation of the Company’s corporate headquarters from the former location at 5215 North O’Connor Blvd, Irving, Texas, where the Company occupied approximately 31,300 square feet. Lease payments on the new lease started on January 1, 2006, which coincides with the termination of the North O’Connor Blvd. lease on December 31, 2005. The new lease also provides terms under which ownership of certain furniture and equipment will be conveyed to the Company in April 2007, provided that the Company has met its obligations under the lease at that time. As previously discussed, the Company accrued a lease abandonment charge of $537,000 in 2005, based upon the future lease payment obligation as of the cease-use date plus other relocation expenses. Based upon the reduced square footage and the lower rental rate per square foot of the new facility, the Company has realized a cash savings of over $700,000 per year, including lease expenses, utilities, parking, and property taxes, commencing in July 2005.

Contractual Obligations

The following table summarizes the Company’s known contractual obligations (in $000s) as of December 31, 2006:

	Total	Less than 1 Year	1–3 Years	3–5 Years	After 5 Years
Long term debt obligations (1)	$1,916	$1,462	$454	$—	$—
Operating lease obligations (2)	1,151	369	627	155	—
Purchase obligations (3)	150	150	—	—	—
Other long-term liabilities (4)	892	124	185	175	408
Total	$4,109	$2,105	$1,266	$330	$408

(1)	Long-term debt obligations relate to the promissory note payable to HealthMarkets and the working capital and equipment lines of credit.

(2)	Operating lease obligations consist primarily of leases of office space.

(3)	Purchase obligations consist primarily of contractual obligations for estimated future payments related to the licensing of various software modules that are integrated into Healthaxis’ products.

(4)	Other long-term liabilities consist of estimated payments anticipated for funding of post-retirement benefits for a group of former executives of a predecessor to the Company. The benefits consist primarily of medical and dental insurance.

The Company’s commitments to make payments in addition to these contractual commitments are the other accounts payable and short-term liabilities reflected on the Consolidated Balance Sheets.

Critical Accounting Policies

General

Our discussion and analysis of Healthaxis’ financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets“, which required companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002), annually thereafter and upon the occurrence of any event that indicates potential impairment. The Company performs its annual impairment review during the fourth quarter of each year based upon an October 1 date. The Company does not have any intangible assets with an indefinite life.

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

The Company reviews its long-lived assets and certain intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets estimated using discounted cash flows.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized. As a result of the capital transactions of both Healthaxis and its subsidiaries, the utilization of NOL carryforwards is limited. Additionally, the utilization of these NOL’s, if available, to reduce future income taxes is dependent on the generation of sufficient taxable income prior to their expiration. As it is considered more likely than not that the deferred tax assets will not be realized, the Company has established a valuation allowance for all net deferred tax assets.

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

The dividend rate on our preferred stock is fixed at a nominal rate of $0.0001 per share of preferred stock, payable semi-annually (aggregating less than $1,000 in dividend payments to the preferred shareholder(s) annually). The interest rate on our note payable to HealthMarkets is fixed at 6%. The fair value of these instruments is therefore subject to fluctuation as market interest rates change. Advances under the Company’s lines of credit bear interest at the lender’s prime rate plus 1.0% for revolving advances or 1.5% for equipment advances.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Healthaxis Inc. and Subsidiaries
Dallas, Texas

We have audited the consolidated balance sheets of Healthaxis Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthaxis Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.

/s/ McGladrey & Pullen, LLP

Dallas, Texas
March 8, 2007

HEALTHAXIS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,362	$4,729
Accounts and notes receivable, net of allowance for doubtful accounts of $7 and $7, respectively	2,943	2,256
Prepaid expenses	544	628
Total current assets	6,849	7,613
Property, equipment and software, less accumulated depreciation and amortization of $6,554 and $5,943, respectively	1,550	1,726
Contract start-up costs, less accumulated amortization of $2,026 and $1,681, respectively	1,340	451
Goodwill	11,276	11,276
Other assets	303	80
Total assets	$21,318	$21,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,498	$1,183
Accounts payable to related parties	89	135
Accrued liabilities	509	637
Deferred revenues	1,612	626
Note payable, current portion	750	2,028
Working capital and equipment lines of credit, current portion	655	—
Current portion, post retirement and employment liabilities	124	106
Current portion, capital lease obligations	57	234
Total current liabilities	5,294	4,949
Note payable	93	—
Post retirement and employment liabilities	768	793
Equipment line of credit	361	—
Deferred rent	306	151
Capital lease obligations	—	40
Other liabilities	174	406
Total liabilities	6,996	6,339
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares: Series A Convertible, Issued and outstanding 740,401 and 2,751,658 shares, respectively (no liquidation preference)	740	2,752
Common stock, par value $.10: authorized 1,900,000,000 shares, Issued and outstanding 8,172,112 and 6,088,855 shares, respectively	817	609
Notes receivable from employees	(23)	(23)
Additional paid-in capital	450,416	448,571
Accumulated deficit	(437,628)	(437,102)
Total stockholders’ equity	14,322	14,807
Total liabilities and stockholders’ equity	$21,318	$21,146

See notes to consolidated financial statements

HEALTHAXIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)

	Years Ended December 31,
	2006	2005	2004
Revenue	$16,674	$15,705	$16,162
Expenses:
Costs of revenues	12,762	14,113	15,905
Costs of revenues to related parties	1,064	376	—
Sales and marketing	1,252	1,139	1,475
General and administrative	2,359	2,566	3,489
Reversal of contingent tax liability	—	(979)	—
Lease abandonment charge	—	537	—
Amortization of intangibles	—	84	1,032
Total expenses	17,437	17,836	21,901
Operating loss	(763)	(2,131)	(5,739)
Interest income and other income (expense)	115	116	25
Interest expense	(202)	(236)	(244)
Loss before income taxes	(850)	(2,251)	(5,958)
Income tax benefit	324	—	—
Net loss	(526)	(2,251)	(5,958)
Less: Fair value of consideration transferred over carrying value of preferred stock	—	—	(3,973)
Net loss attributable to common stockholders	$(526)	$(2,251)	$(9,931)
Income (loss) per share of common stock (basic and diluted)	$(0.07)	$(0.44)	$(3.48)
Weighted average common shares and equivalents used in computing loss per share—basic and diluted	7,030,153	5,174,159	2,856,532

See notes to consolidated financial statements

HEALTHAXIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)

					Additional Paid-In Capital	Accumulated Deficit	Employee Notes Receivable	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	22	$5,899	2,767	$277	$441,464	$(428,893)	$(36)	$18,711
Net loss						(5,958)		(5,958)
Modification of Preferred Stock	3,828	(2,049)			2,049			—
Conversion of Preferred Stock to Common	(750)	(750)	750	75	675			—
Repayment of employee notes							13	13
Exercise of Stock Options			1					—
Employee stock option compensation	—	—	—	—	33	—	—	33
Balance, December 31, 2004	3,100	3,100	3,518	352	444,221	(434,851)	(23)	12,799
Net loss						(2,251)		(2,251)
Sale of Common Stock			2,222	222	4,034			4,256
Conversion of Preferred Stock to Common	(348)	(348)	349	35	313			—
Stock option compensation	—	—	—	—	3	—	—	3
Balance, December 31, 2005	2,752	2,752	6,089	609	448,571	(437,102)	(23)	14,807
Net loss						(526)		(526)
Issuance of Restricted Stock			72	7	83			90
Payments to register Common Stock					(49)			(49)
Conversion of Preferred Stock to Common	(2,012)	(2,012)	2,011	201	1,811	—	—	—
Balance, December 31, 2006	740	$740	8,172	$817	$450,416	$(437,628)	$(23)	$14,322

See notes to consolidated financial statements

HEALTHAXIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(526)	$(2,251)	$(5,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,095	1,478	2,626
Bad debt reserve expense	—	(41)	9
Reversal of contingent tax accrual	(324)	(979)	—
Equity compensation	90	3	33
Loss on disposition of assets	(5)	6	53
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,372)	(497)	82
Prepaid expenses	84	7	(30)
Other assets	(223)	(24)	9
Accounts payable and accrued liabilities	296	194	359
Deferred revenues	986	(297)	35
Other liabilities	(132)	(42)	(61)
Net cash used in operating activities	(31)	(2,443)	(2,843)
Cash flows from investing activities
Software and contract start-up costs capitalized	(1,234)	(278)	(649)
Proceeds from the sale of property and equipment	7	9	—
Collection on notes receivable, net	—	—	101
Purchases of property, equipment and software and internally developed capitalized software	(576)	(745)	(343)
Net cash used in investing activities	(1,803)	(1,014)	(891)
Cash flows from financing activities
Proceeds from lines of credit	1,016	—	—
Payments on note payable	(500)	—	—
Payments to register common shares	(49)	—	—
Proceeds from the issuance of common stock	—	4,256	—
Payment of preferred stock dividends	—	—	(223)
Net cash provided by (used in) financing activities	467	4,256	(223)
Increase (decrease) in cash and cash equivalents	(1,367)	799	(3,957)
Cash and cash equivalents, beginning of year	4,729	3,930	7,887
Cash and cash equivalents, end of year	$3,362	$4,729	$3,930
Supplemental disclosure of cash flow information:
Interest paid	$59	$29	$3
Non-cash financing activities:
Exchange of convertible preferred stock for new convertible preferred stock	$—	$—	$2,049
Exchange of convertible preferred stock for common stock	$2,011	$349	$—
Accounts receivable applied to note and interest payable in lieu of cash	$780	$793	$799

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries
Notes To Consolidated Financial Statements

Note 1 — Organization and Summary of Significant Accounting Policies

Healthaxis Inc. (“Healthaxis”) is a Pennsylvania corporation organized in 1982. Healthaxis is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors. These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers, third party administrators (“TPA”), preferred provider organizations (“PPO”), and self-administered employer groups provide enhanced claims related services to members, employees, employers and providers at lower cost. These services are provided through the application of Healthaxis’ flexible technology on an Application Service Provider (“ASP”) basis. These technology solutions are complemented by Healthaxis’ web-based capabilities and Business Process Outsourcing (“BPO”) services, which are offered to the Company’s ASP clients and on a stand-alone basis. BPO solutions include the automated capture, imaging, storage and retrieval of electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and editing and automated PPO routing (via electronic data interchange or “EDI”) and repricing.

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

Accounts and Notes Receivable

Accounts and notes receivable consist primarily of customer billings and unbilled receivables pending billings in accordance with contract terms. An allowance for doubtful accounts is maintained based upon the Company’s history and a periodic review of the accounts. Better than expected collection experience resulted in a reversal of $41,000 of bad debt expense for the year ended December 31, 2005. Bad debt expense during the year ended December 31, 2004 was $9,000. As individual accounts are deemed to be uncollectable, they are deducted from the allowance for doubtful accounts. For the year ended December 31, 2004, $5,000 was deducted from the allowance; no amounts were deducted from the allowance for the years ended December 31, 2005 and 2006.

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, equipment and software

Property, equipment and software are recorded at cost. Expenditures for improvements that increase the estimated useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization, including amortization of capital leases, are provided using the straight-line method over the estimated useful lives of the assets ranging from 1 to 7 years or the lessor of estimated useful life or the term of the lease in the case of leasehold improvements.

Contract Start-up costs

Healthaxis capitalizes costs, including direct labor and fringe benefits, directly attributable to start-up activities for ASP arrangement based long-term contracts. Such costs are amortized ratably over the period of time expected to benefit from the start-up activities, which generally approximates the life of the respective contract. All other start-up costs are expensed as incurred. Contract start-up costs capitalized during the years ended December 31, 2006, 2005, and 2004 totaled $1.2 million, $278,000, and $390,000, respectively. Healthaxis recorded amortization expense relating to contract start-up costs of $345,000, $482,000, and $494,000, during the years ended December 31, 2006, 2005, and 2004, respectively.

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

Healthaxis capitalized $76,000, $318,000, and $259,000, in software development costs during the years ended December 31, 2006, 2005, and 2004, respectively. All software development costs capitalized are amortized on a straight-line basis over the remaining economic life of the product (generally three years). Healthaxis recorded amortization expense relating to capitalized software development costs totaling $106,000, $406,000, and $561,000, during the years ended December 31, 2006, 2005, and 2004, respectively. Estimated future amortization expense is $50,000, $33,000, and $33,000 for years 2007, 2008 and 2009 respectively.

Customer Base Intangible

Healthaxis’ customer base intangible was recorded as a result of a business combination transaction and was amortized over a period of four years. Healthaxis recorded amortization expense relating to the customer base costs totaling $84,000 and $1.0 million, during the years ended December 31, 2005 and 2004, respectively. The balance was fully amortized as of December 31, 2005.

Goodwill

Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets“, requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment, annually and upon the occurrence of any event that indicates potential impairment. The Company performs its annual impairment review during the fourth quarter of each year based upon an October 1 date. The Company does not have any intangible assets with an indefinite life.

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of long-lived assets

The Company reviews its long-lived assets and certain intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets estimated using discounted cash flows.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Accounting for Stock-Based Compensation” which requires companies to use SFAS 123R instead of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) which allowed companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on intrinsic value. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required.

We adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method. SFAS 123R is effective for all stock options and other awards granted after January 1, 2006 and any stock options or other awards previously granted but that vest in 2006 or in the future. In November 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options, the exercise price for which exceeded the then current stock price, thus there is no compensation expense required related to prior stock option grants. This action was taken in consideration of the interest of the Company’s shareholders in having the Company’s earnings impacted by the approximately $181,000 in compensation expense that the Company would otherwise have recorded over four years beginning in the first quarter of 2006, upon the adoption of FAS123R. The Board of Directors and the Compensation Committee also weighed the potential detrimental effect of early vesting on the employee retention value of the current vesting schedules for the affected options and employees in taking this action. No new option grants were made in 2006.

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the pro forma effect on net loss and loss per share for the periods prior to adoption of SAFAS 123R, had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (amounts in thousands except per share data):

	2005	2004
Net loss attributable to common shareholders	$(2,251)	$(9,931)
Stock based compensation expense recorded under the intrinsic value method	3	33
Pro forma stock based compensation expense computed under the fair value method	(508)	(1,256)
Pro forma net loss applicable to common stock	$(2,756)	$(11,154)
Loss per share of common stock, basic and diluted:
As reported	$(0.44)	$(3.48)
Pro forma	$(0.53)	$(3.91)

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

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Basic and diluted loss per share of common stock

Basic loss per share is computed only on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is computed to show the dilutive effect, if any, of convertible preferred stock, restricted stock, stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods. The effect of including the convertible preferred stock, restricted stock, stock options and warrants, as of December 31, 2006, 2005, and 2004, respectively, into the computation of diluted earnings per share would be anti-dilutive. Accordingly, these items have not been included in the computation. Following is a summary of these securities:

	As of December 31,
	2006	2005	2004
Options	1,193,542	1,366,843	1,076,359
Restricted Stock	154,000	—	—
Warrants	7,229,186	7,229,186	1,114,071
Preferred stock	740,401	2,751,658	3,100,000
Total common shares if converted	9,317,129	11,347,687	5,290,430

Reclassifications of prior year amounts

Certain prior year amounts have been reclassified to conform with the 2006 presentations.

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company’s customers are dispersed across many different geographical areas within the United States. During the year ended December 31, 2006, three customers accounted for 63% of revenues with each customer representing more than 10% as follows:

	Percent of 2006 Revenue	Percent of December 31, 2006 Accounts and notes receivable
Customer A	17%	28%
Customer B	22%	10%
Customer C	24%	30%

Each of these customers are making payments in accordance with the terms of their contracts. For customer C, approximately one-third of the balance results from Healthaxis providing the customer extended payment terms for professional services billings related to implementation under a note receivable bearing interest at a rate of 6%. To the extent payment terms extend beyond one year, the long-term portion of the receivable is classified as “Other assets” in the noncurrent assets section of the accompanying Consolidated Balance Sheets. As of December 31, 2006, the balance of the note receivable was $499,000, with a long-term portion of approximately $223,000. There was no note receivable as of December 31, 2005.

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

The carrying amount of cash and cash equivalents, accounts receivable, notes receivable, notes receivable from employees, accounts payable, notes payable and accrued liabilities approximates fair value due to the short maturities of these instruments or the market rate of interest, if applicable. The Company has no derivative financial instruments.

Segments

The business of the Company consists of services related to the processing of benefits claims for U.S. customers, which falls within a single industry and geographic segment. The Company produces consolidated information on operations (excluding sales, general and administrative expenses), which is regularly reviewed by the executive management committee of the Company in assessing performance and as an aid in making decisions about how resources are to be allocated.

Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The effective date for the Company is January 1, 2007. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 is not anticipated to have a material impact on our Consolidated Financial Statements.

In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for the Company is January 1, 2008. The adoption of SFAS 157 is not anticipated to have a material impact on our Consolidated Financial Statements.

Note 2 — Property, Equipment and Software

Property, equipment and software, at cost, consist of the following:

		(Table in thousands) December 31,
	Useful Lives (Years)	2006	2005
Computer equipment	3	$5,006	$4,700
Office furniture and equipment	7	351	377
Leasehold improvements	3-5	175	171
Computer software	1-3	2,572	2,421
		8,104	7,669
Less accumulated depreciation and amortization		(6,554)	(5,943)
		$1,550	$1,726

Property, equipment, and software depreciation and amortization expense totaled $644,000, $486,000, and $562,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 3 — Accrued Liabilities and Other Liabilities

Accrued liabilities and other liabilities consist of the following:

	(Table in thousands) December 31,
	2006	2005
Salaries, benefits and payroll taxes	$253	$413
Taxes	61	385
Other	369	245
	683	1,043
Less portion classified as long-term liabilities	(174)	(406)
Accrued liabilities	$509	$637

Other long-term liabilities at December 31, 2006 consist of customer deposits. Other long-term liabilities at December 31, 2005 consist of a contingent tax liability and customer deposits.

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Notes Payable and Lines of Credit

On September 30, 2003, the Company purchased all Healthaxis securities held by a major shareholder, UICI, for $3.9 million. In conjunction with the purchase, the Company entered into a promissory note in the amount of $3.4 million, which was due over three years and bears interest at 6%. The promissory note is being paid through deductions from the monthly invoices for BPO services provided by the Company to the Mega Life & Health Insurance Company (“Mega”), a UICI subsidiary. The amount of the monthly payment is equal to the greater of one half of the Mega invoice amount for BPO services or $65,000. A balloon principal payment of approximately $1.5 million would have been due at the maturity of the note on September 30, 2006. Effective July 31, 2006, the Company extended its note payable to HealthMarkets (formerly known as UICI). Under the renewal promissory note, Healthaxis paid HealthMarkets $500,000 in August 2006 and continues to make monthly payments as described above. A final installment in the amount of all outstanding principal plus accrued interest is due and payable February 1, 2008.

On August 14, 2006, the Company executed a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”), with respect to a revolving line and equipment advances. Under the LSA, the Company may borrow (a) up to the lesser of (i) $5 million or (ii) 80% of eligible accounts receivable subject to certain adjustments and (b) up to $750,000 for equipment purchases. The LSA also provides for certain treasury management services, including letters of credit, foreign currency exchange contracts, and various cash management services. Based on the calculation of the borrowing base as of December 31, 2006, we would have been eligible to draw up to approximately $2.3 million under the working capital line of credit. The Company borrowed $500,000 under the working capital line in August 2006 for the required HealthMarkets note payment and drew $516,000 on the equipment line related to equipment purchases made during 2006. These amounts remained outstanding as of December 31, 2006.

Advances under the LSA bear interest at SVB’s prime rate plus 1.0% for revolving advances or 1.5% for equipment advances. The LSA contains customary affirmative and negative covenants, and requires that the Company maintain specified Adjusted Quick Ratio (ratio of certain current assets to certain liabilities as defined in the LSA), EBITDA, and debt service coverage requirements. The advances under the LSA are secured by a first priority lien on substantially all the assets of the Company, including intellectual property. The revolving line matures August 13, 2007; the equipment line matures September 1, 2009 with expected payments of $155,000, $206,000 and $155,000 in 2007, 2008, and 2009, respectively.

Note 5 — Post Retirement and Post Employment Liabilities and Employee Benefit Plans

Healthaxis has an obligation to provide certain post retirement benefits, primarily lifetime health, dental and life insurance coverage, to a group of individuals originally consisting of three former executives and 17 retired employees of a predecessor company. Because this obligation exists until the death of the participants, actuarial calculations, which include the use of estimates, are used to determine the carrying value of the liability. These estimates include a life expectancy of 85 years, a discount rate of 5.3% to 5.9% to calculate the present value of the expected future costs, a 2% to 3.5% annual growth factor for life insurance and a range of 6%—12% annual growth factor for medical insurance. It is reasonably possible that these estimates could change in the near term. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate results in an approximate $34,000 increase and $32,000 decrease, respectively, on the accumulated post retirement obligation.

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the post retirement and post employment liabilities were as follows:

(Table in thousands)
Balance at January 1, 2005	$929
Interest cost	54
Service cost	58
Benefits paid	(142)
Balance at December 31, 2005	899
Interest cost	54
Service cost	58
Benefits paid	(119)
Balance at December 31, 2006	$892

At December 31, 2006 and 2005, the unamortized, unrecognized net obligation existing at the date of the initial application of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” was $3,000 and $61,000, respectively. The amortization of this transition liability was $58,000 per year for the years ended December 31, 2006, 2005, and 2004, and is included as a component of service cost. In 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)“, the impact of which was not material.

Benefits expected to be paid for each of the next five years and in aggregate thereafter are as follows:

(Table in thousands)
2007	$124
2008	92
2009	93
2010	93
2011	82
Thereafter	408

The contributions to be paid under the plan in 2007 represent the amount for premiums and other payments under the plan. There are no plan assets related to these post retirement benefit plans.

The Company sponsors a defined contribution retirement savings plan under section 401(k) of the Internal Revenue Code covering substantially all employees. All contributions are subject to limitations imposed by IRS regulations. The total benefit expense under this plan amounted to $126,000, $142,000, and $153,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Income Taxes

Significant components of deferred taxes consisted of the following:

	(Table in thousands) December 31,
	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$2	$2
Post employment retirement benefits	312	315
Net operating and capital loss carryforwards	53,349	53,228
Accrued expenses and deferred revenues	538	181
Deferred rent	87	—
Other	2	—
Total deferred tax assets	54,290	53,726

Deferred tax liabilities:
Capitalized software development costs	(44)	(81)
Other, net	(557)	(239)
Total deferred tax liabilities	(601)	(320)

Deferred tax asset before valuation allowance	53,689	53,406
Valuation allowance	(53,689)	(53,406)
Net deferred tax asset	$—	$—

The Company’s net operating loss carryforward amounts of $149.3 million begin to expire in 2018 and fully expire in 2026. The Company’s capital loss carryforward amounts of $1.0 million fully expire in 2007.

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

In May 2006, the State of Texas enacted a margin tax which will become effective in 2008. This margin tax will require the Company to determine a tax of 1.0% on our “margin“, as defined in the law, beginning in 2008 based on our 2007 results. The margin to which the tax rate will be applied generally will be calculated as our revenues for federal income tax purposes less the cost of wages for federal income tax purposes, as adjusted for specific items, in the State of Texas. Under the provisions of SFAS No. 109, “Accounting for Income Taxes“, the Company is required to record the effects on deferred taxes for a change in tax rate or tax law in the period that includes the enactment date.

Under SFAS No. 109, taxes based on income like the Texas margin tax are accounted for using the liability method under which deferred taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences related to the Company’s property have been considered immaterial and subject to the Company’s valuation allowance as noted above. Accordingly the Company has not provided for a deferred tax provision associated with this tax law change at December 31, 2006.

The reconciliation of the recorded income tax provision to the benefit expected by applying the appropriate statutory income tax rate (35%) to the loss before income taxes is as follows:

	(Table in thousands) Years Ended December 31,
	2006	2005	2004
Amount computed at statutory rate	$(298)	$(788)	$(2,085)
Change in valuation allowance	283	779	2,065
Reversal of contingent tax liability	(324)	—	—
Other permanent differences	15	9	20
Total income tax benefit	$(324)	$—	$—

Note 7 — Stockholders’ Equity

2005 Tak Investments Financing Transaction.   Following approval by the Company’s common shareholders, on May 13, 2005 the Company closed a financing transaction with Tak Investments, a corporation owned by Mr. Sharad Tak. Under the terms and conditions of the Stock and Warrant Purchase Agreement with Tak Investments (the “Purchase Agreement”), the Company issued to Tak Investments 2,222,222 shares of common stock at a per share purchase price of $2.25 for an aggregate initial investment of $5.0 million. Tak Investments also received three warrants (the “Warrants”) at the Closing. The first Warrant, which provides for an exercise price of $2.25 per share of common stock and a term of two years following registration of the underlying shares, permits the Company to call the exercise of up to 3,333,333 shares of common stock (for an aggregate of up to $7.5 million) under certain conditions, but only permits Tak Investments to exercise the Warrant for up to 2,222,222 shares of common stock (for an aggregate of $5.0 million). The Company’s ability to call the exercise of the first Warrant is subject to the satisfaction of certain conditions, including unanimous approval of such action by the Company’s Board of Directors (which requires the approval of Tak Investments’s designees to the Board, as referenced below). Tak Investments also received two additional warrants representing the right to purchase additional shares of common stock at prices of $2.70 and $3.15 per share. The number of shares of common stock subject to these two additional Warrants is dependent upon the amount ultimately exercised under the first Warrant, but could total up to an additional 2,777,778 shares of common stock and could provide additional cash to the Company of up to $8.1 million.

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

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Healthaxis entered into a Preferred Stock Modification Agreement on May 12, 2004. On June 30, 2004, Healthaxis consummated a transaction modifying the terms of its Series A Convertible preferred stock and providing for the issuance to its preferred shareholders of warrants to purchase shares of the Company’s common stock. Under the terms of the agreements with the preferred shareholders, shares of the preferred stock (“new”) were convertible into an aggregate of 3,850,000 shares of the Company’s common stock. The preferred shareholders also received warrants with a term of five years entitling them to purchase up to 1,000,000 shares of common stock at an exercise price of $5.50 per share (subject to a cashless exercise feature that applies under some circumstances). As of December 31, 2006, there remain outstanding 740,401 shares of preferred stock that have yet to be converted into shares of common stock, and none of the warrants received by the preferred shareholders have yet been exercised. Holders of the preferred stock have no liquidation preference, no voting rights except as required by law, the right to receive a nominal dividend of $0.0001 per share semi-annually (aggregating less than $1,000 per year in total) and otherwise on a pro-rata basis to the extent that dividends are paid to holders of common stock, limited anti-dilution rights in the context of stock splits, stock dividends and similar transactions, and no redemption rights.

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

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recorded this transaction based upon the calculation of the fair value of the new preferred stock and warrants. The calculated fair value of the new preferred stock was $8.9 million (3,850,000 shares multiplied by the $2.32 closing sale price of the Company’s common stock on the day of the transaction). The Company estimated the fair value of the warrants to be $940,000 using the Black-Scholes pricing model. The total calculated fair value of the new preferred stock and warrants was therefore $9.9 million. The $4.0 million difference between the calculated fair value of the new preferred stock and warrants and the carrying value of the old preferred stock of $5.9 million is analogous to a dividend to the preferred stockholders and was recorded as such in the Company’s 2004 Consolidated Statement of Operations.

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

The preferred shareholders converted two million and 349,000 shares of preferred stock into shares of common stock on a one-for-one basis for the years ending December 31, 2006 and 2005, respectively.

Note 8 — Stock Options, Restricted Stock and Warrants

From 1996 through 1999, Healthaxis maintained several stock option plans that provided for option grants to directors and key employees of Healthaxis and its subsidiaries. In addition, certain Healthaxis option plans provided for grants to non-employee field representatives and agents related to Healthaxis’ discontinued insurance operations. These plans have been inactive since 2000. The total number of options outstanding under these plans as of December 31, 2006 is 303,633.

On January 26, 2001, the Healthaxis shareholders approved the 2000 Stock Option Plan (“2000 Plan”). Under the 2000 Plan, employees, officers and directors of Healthaxis, as well as certain consultants, were eligible to receive Healthaxis options. Nonqualified or incentive stock options may be granted. The plan was administered by the Compensation Committee, which is appointed by the Company’s Board of Directors. The Compensation Committee determined such things as the number of options to be granted to each participant, the exercise price, the vesting schedule and the expiration date. Options awarded under this plan include a mandatory Confidentiality and Non-Interference attachment, whereby the recipient agrees to certain covenants as a prerequisite to receiving the option award. The total number of options outstanding under the 2000 Plan as of December 31, 2006 is 780,059.

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 29, 2005, the Healthaxis shareholders approved the Healthaxis Inc. 2005 Stock Incentive Plan (the ”2005 Plan”) as a complete amendment and restatement of the Healthaxis 2000 Plan. Under the 2005 Plan, employees, non-employee directors, executive officers, consultants and advisors of the Company are eligible to receive Healthaxis stock-based awards. Such awards may include incentive stock options, nonstatutory stock options, stock appreciation rights, stock units and performance shares, and restricted stock awards. The 2005 Plan is administered by the Compensation Committee, which determines such things as the type of award to be granted to each participant, quantity, exercise price, vesting schedule, and expiration date. The 2005 Plan prohibits the grant of a stock option with an exercise price less than the fair market value of the Company’s stock on the date of grant. The total number of options outstanding under the 2005 Plan as of December 31, 2006 is 109,850.

During 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options. No stock-based employee compensation cost is reflected in the Company’s net loss, as all options granted under these plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. At the time of the acceleration, the Company had a total of 1,400,856 employee and director stock options outstanding, of which 1,098,061 were vested and 302,795 were unvested. All of the unvested options are governed by the 2005 Plan. The Compensation Committee of the Board of Directors has authority to accelerate vesting of options governed by the 2005 Plan. Upon the request of the Company’s Board of Directors, the Compensation Committee reviewed details regarding the terms, including the exercise price, and number of shares subject to options issued under the Plan. After conducting such a review, the Compensation Committee took action to immediately vest of all of the 302,795 previously unvested options, all of which were out-of-the-money (had an exercise price that was greater than the closing price of the Company’s common stock on that date). This action was taken in consideration of the interest of the Company’s shareholders in not having the Company’s earnings impacted by the approximately $181,000 in compensation expense that the Company would otherwise have recorded over four years beginning in the first quarter of 2006, upon the adoption of FAS 123(R). The Board of Directors and the Compensation Committee also weighed the potential detrimental effect of early vesting on the employee retention value of the current vesting schedules for the affected options and employees in taking this action.

On May 10, 2006, the Company granted 234,000 shares of restricted stock to its directors, officers, and certain key employees. The restricted stock has been valued at $292,500, which represents the trading value of the stock as quoted on NASDAQ May 10, 2006. The shares of restricted stock granted to directors vested over the calendar year of service, thus they are fully vested as of December 31, 2006, and the shares of restricted stock granted to officers and key employees vest according to performance criteria related to Company objectives. The value of directors’ shares that have vested has been reflected as common stock issued and outstanding and recorded as compensation expense in general and administrative expenses. The deferred stock compensation amount related to officers’ and key employees’ shares is recognized when it is deemed probable that the performance criteria will be achieved. Non-cash equity compensation in the accompanying statement of operations related to these grants for the year ended December 31, 2006 was $90,000, which consisted of $82,000 for directors, $8,000 for key employees, and no amounts vested for executive officers.

During the period 1998 through 2001, the Company issued a total of 207,781 warrants in connection with marketing and carrier agreements related to the Company’s now discontinued website operations, and to employees, consultants and agents of the Company. Of that total, 40,020 are outstanding as of December 31, 2006. During 2004, the Company issued 1,020,000 warrants associated with the Company’s new preferred stock (See Note 7), all of which are outstanding as of December 31, 2006.

In 2005, the Company issued a) a total of 6,166,666 warrants in connection with the sale of stock to Tak Investments as described in Note 7 and b) 2,500 warrants to Communities Foundation of Texas, a

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

public charity created in accordance with the IRS Code as a vehicle for charitable giving. All of the warrants issued in 2005 were outstanding as of December 31, 2006.

The following table summarizes the changes in outstanding Healthaxis stock options and warrants:

	Stock Options		Warrants
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	936,527	$16.89	160,652	$42.65
Granted	359,700	2.33	1,020,000	5.50
Exercised	(699)	3.43	—	—
Forfeited	(61,011)	8.25	—	—
Expired	(158,158)	22.63	(66,581)	63.86
Outstanding at December 31, 2004	1,076,359	11.67	1,114,071	7.26
Granted	448,050	1.91	6,169,166	2.55
Exercised	—	—	—	—
Forfeited	(84,196)	4.16	—	—
Expired	(73,370)	30.00	(54,051)	36.04
Outstanding at December 31, 2005	1,366,843	7.95	7,229,186	3.03
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(103,400)	3.38	—	—
Expired	(69,901)	41.42	—	—
Outstanding at December 31, 2006	1,193,542	$6.38	7,229,186	$3.03

Options/Warrants exercisable at December 31,	Number of Options	Weighted Avg. Exercise Price of Options	Warrants
2004	758,828	$15.30	1,114,071
2005	1,366,843	7.95	4,451,409
2006	1,193,542	6.38	4,451,409

Following is a summary of the status of stock options outstanding at December 31, 2006:

Outstanding Options				Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 1.72 – 2.24	285,900	8.62	$1.79	285,900	$ 1.79
$ 2.25 – 3.25	392,388	8.12	$2.31	392,388	$ 2.31
$ 3.26 – 10.00	307,521	4.37	$6.81	307,521	$ 6.81
$10.00 – 87.50	207,733	1.88	$19.75	207,733	$19.75

Total expensed stock based compensation for the years ended December 31, 2006, 2005, and 2004 totaled $90,000, $3,000, and $33,000, respectively.

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Related Party and Certain Transactions

Healthcare BPO Partners

As described in Note 7, the Company entered into a five year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with Tak Investments and owned by Mr. Tak. Healthcare BPO Partners, based in Jaipur India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica. As a part of the Resourcing Agreement, Healthcare BPO Partners also provides data center hosting services, at a Vienna Virginia facility, to Healthaxis. For the years ended December 31, 2006 and 2005, the Company incurred costs of $1.1 million and $376,000, respectively, related to the Resourcing Agreement and at December 31, 2006 and December 31, 2005, the Company had accounts payable to Healthcare BPO Partners of $89,000 and $135,000, respectively.

Note 10 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office space and various pieces of equipment under operating leases expiring in various years through 2010. Rental expense for the years ended December 31, 2006, 2005, and 2004 was $439,000, $846,000, and $1.2 million, respectively. Future minimum rent payments under capital and operating leases through lease termination for each of the next five years and in the aggregate are as follows:

(Table in thousands)
2007	$369
2008	318
2009	309
2010	155
2011	—
$1,151

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

In 2005, the Company moved its headquarters and incurred certain costs related to the relocation of personnel and equipment and recorded a lease abandonment charge of $537,000. This charge consisted of relocation costs incurred, the write-off of certain assets abandoned in the move including equipment de-installation charges, the pro-rata share of utility costs, plus a $440,000 accrual for the future rent and rent related obligations of the former headquarters. The accrued rent and rent related obligations were paid on a monthly basis through December 31, 2005 in accordance with the lease terms. As of

HEALTHAXIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005, the Company had fulfilled its obligations and had no remaining balance in the accrued liability.

Lease payment obligations under the new lease started in January 2006 and end in June 2010. Rental expense is based upon the total rental payments taken on a straight-line basis over the 63-month term of the lease, including the rent abatement period from April to December 2005. The new lease also provides terms under which ownership of certain furniture and equipment will be conveyed to the Company in April 2007, providing that the Company has met its obligations under the lease at that time. A capital lease obligation of $254,000 was recorded in the second quarter of 2005 to recognize that portion of the total payments, which are allocated to the acquisition of the furniture and equipment. Allocation of the total lease payment between the office space and the furniture and equipment acquisition was based upon a third-party appraisal of the fair market value of the furniture and equipment.

Note 12 — Quarterly Results of Operations (unaudited)

The following is a tabulation of the Company’s quarterly results of operations for the years ended December 31, 2006 and 2005:

	(Table in thousands, except per share amounts)
	2006
	Q1	Q2	Q3	Q4	Total
Revenue	$3,918	$4,114	$4,354	$4,288	$16,674
Operating expenses	4,359	4,360	4,349	4,369	17,437
Operating income (loss)	(441)	(246)	5	(81)	(763)
Interest expense and other income, net	(21)	(20)	(12)	(34)	(87)
Net loss before taxes	(462)	(266)	(7)	(115)	(850)
Tax benefit	—	—	324	—	324
Net (loss) income	$(462)	$(266)	$317	$(115)	$(526)
Net (loss) income per share of common stock (basic and diluted)	$(.08)	$(.04)	$.04	$(.01)	$(.07)

	2005
	Q1	Q2	Q3	Q4	Total
Revenue	$4,126	$4,011	$3,843	$3,725	$15,705
Operating expenses	5,037	4,284	4,332	4,183	17,836
Operating loss	(911)	(273)	(489)	(458)	(2,131)
Interest expense and other income, net	(47)	(52)	(22)	1	(120)
Net loss	$(958)	$(325)	$(511)	$(457)	$(2,251)
Net loss per share of common stock (basic and diluted)	$(0.26)	$(0.07)	$(0.09)	$(0.08)	$(0.44)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by it under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to Healthaxis’ definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Healthaxis Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the Healthaxis Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the Healthaxis Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the Healthaxis Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the Healthaxis Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following consolidated financial statements of Healthaxis Inc. are included in Item 8:

(1) List of Financial Statements:

(2)	Financial Statement Schedules:

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

Healthaxis Inc.

Date: March 27, 2007	By: /s/John M. Carradine John M. Carradine Chief Executive Officer (Duly Authorized Officer)

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

Signature	Title	Date

/s/ James W. McLane James W. McLane	Chairman of the Board of Directors	March 27, 2007

/s/ John M. Carradine John M. Carradine	Chief Executive Officer (principal executive officer) and Director	March 27, 2007

/s/ Ronald K. Herbert Ronald K. Herbert	Chief Financial Officer (principal financial and accounting officer)	March 27, 2007

/s/ James J. Byrne James J. Byrne	Director	March 27, 2007

/s/ John W. Coyle John W. Coyle	Director	March 27, 2007

/s/ Thomas L. Cunningham Thomas L. Cunningham	Director	March 27, 2007

/s/ Adam J. Gutstein Adam J. Gutstein	Director	March 27, 2007

/s/ Kevin F. Hickey Kevin F. Hickey	Director	March 27, 2007

/s/ Barry L. Reisig Barry L. Reisig	Director	March 27, 2007

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated January 30, 2001.

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

10.1
Preferred Stock Modification Agreement dated May 12, 2004 between Healthaxis Inc. and certain Preferred Shareholders. Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement dated June 1, 2004.

10.2
Investor Rights Agreement dated as of June 30, 2004 between Healthaxis Inc. and certain Preferred Stockholders. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2004.

10.3
Registration Rights Agreement dated as of June 30, 2004 between Healthaxis Inc. and certain Preferred Shareholders. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2004.

Exhibit Number	Description of Exhibits
10.4
Form of Warrant dated as of June 30, 2004 and executed by Healthaxis Inc. in favor of Brown Simpson Partners I, Ltd. (490,306 common shares), OTAPE LLC (58,072 common shares), LB I Group Inc. (387,117 common shares) and The Pennsylvania State University (64,505 common shares). Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2004.

10.5
Stock and Warrant Purchase Agreement dated as of February 23, 2005, between Healthaxis Inc. and Tak Investments, Inc. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K/A filed October 10, 2006.

10.6
Warrant (#1) executed by Healthaxis Inc. in favor of Tak Investments, Inc. for up to 3,333,333 common shares. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K/A filed October 10, 2006.

10.7
Warrant (#2) executed by Healthaxis Inc. in favor of Tak Investments, Inc. for up to 1,388,889 common shares. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K/A filed October 10, 2006.

10.8
Warrant (#3) executed by Healthaxis Inc. in favor of Tak Investments, Inc. for up to 1,388,889 common shares. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K/A filed October 10, 2006.

10.9	Investor Rights Agreement dated as of May 13, 2005 between Healthaxis Inc. and Tak Investments, Inc. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K/A filed October 10, 2006.

10.10	Registration Rights Agreement dated as of May 13, 2005 between Healthaxis Inc. and Tak Investments, Inc. Incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K/A filed October 10, 2006.

10.11
Remote Resourcing Agreement dated as of May 13, 2005 between Healthaxis, Ltd. and Healthcare BPO Partners, L.P. Incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K/A filed October 10, 2006.

10.12	Renewal Promissory Note of the Company dated as of July 31, 2006 payable to HealthMarkets Inc., f/k/a UICI, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 1, 2006

Exhibit Number	Description of Exhibits
10.13	Loan and Security Agreement between the Company and Silicon Valley Bank dated August 14, 2006, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 17, 2006.

10.14	Sublease Agreement effective April 1, 2005 between BearingPoint, Inc. and Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2005.

10.15	Rights Agreement dated as of November 13, 1998 between American Online, Inc. and Registrant. Incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2004.

10.16+
Amendment and Restatement of the Registrant’s Stock Option Plan for Directors, effective July 16, 1996. Incorporated by reference to Exhibit (10)(JJ) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.17+	Amended and Restated Healthaxis.com 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the period ended December 31, 2004.

10.18+	Registrant’s 2000 Stock Option Plan. Incorporated by reference to Exhibit (10)(PPP) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.19+	Healthaxis Inc. 2005 Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement filed June 1, 2005.

10.20+	First Amendment to the Healthaxis Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2006.

10.21+	Form of Restricted Stock Award for Directors under the Healthaxis Inc. 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 15, 2006.

10.22+
Form of Restricted Stock Award for Officers and other Employees under the Healthaxis Inc. 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 15, 2006.

10.23+	Director Compensation Arrangements (adopted January 16, 2007), filed herewith.

Exhibit Number	Description of Exhibits
10.24+
Change in Control Employment Agreement between James. W. McLane and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.66 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.25+
Change in Control Employment Agreement between John Carradine and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.67 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.26+
Change in Control Employment Agreement between Jonathan B. Webb and Registrant dated as of January 1, 2002. Incorporated by reference to Exhibit 10.69 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

10.27+
First Amendment to Change in Control Employment Agreement between James W. McLane and Registrant effective January 1, 2003. Incorporated by reference to Exhibit 10.77 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.28+
First Amendment to Change in Control Employment Agreement between John M. Carradine and Registrant effective January 1, 2003. Incorporated by reference to Exhibit 10.78 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.29+
First Amendment to Change in Control Employment Agreement between Jonathan B. Webb and Registrant effective January 1, 2003. Incorporated by reference to Exhibit 10.79 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

10.30+
Second Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and James W. McLane. Incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K/A filed October 10, 2006.

10.31+
Second Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and John M. Carradine. Incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-K/A filed October 10, 2006.

10.32+
Second Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and J. Brent Webb. Incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K/A filed October 10, 2006.

Exhibit Number	Description of Exhibits
10.33+	Employment Agreement between Registrant and Larry Thompson. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 18, 2005.

10.34+	Employment Agreement between Registrant and Ronald K. Herbert, incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K for the year ended December 31, 2005.

10.35+
Oral Agreement between Registrant and James W. McLane dated November 19, 2005, modifying terms of Mr. McLane’s Change in Control Agreement, incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-K for the year ended December 31, 2005.

21.1
Subsidiaries of Registrant.
(a) Healthaxis.com, Inc.
(b) Healthaxis Managing Partner, LLC.
(c) Healthaxis Limited Partner, LLC
(d) Healthaxis, Ltd.
(e) Healthaxis Imaging Services, LLC.
(f) Satellite Image Systems (Jamaica) Limited

23.1	Consent of McGladrey and Pullen, LLP.

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

+Management contract or compensatory plan.