Form 10-Q
period 2007-03-31
HEALTHAXIS INC
filed 2007-05-09
CIK 768892

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended. . . . . . . . . . . March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from. . . . . . . . . . .. to. . . . . . . . . . .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,617,711 shares of common stock, par value $.10, outstanding as of May 4, 2007.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$3,095	$3,362
Accounts and note receivable, net of allowance for doubtful accounts of $9 and 7, respectively	2,869	2,943
Prepaid expenses	605	544
Total current assets	6,569	6,849
Property, equipment and software, less accumulated depreciation and amortization of $6,718 and $6,554, respectively	1,435	1,550
Contract start-up costs, less accumulated amortization of $2,131 and $2,026, respectively	1,498	1,340
Goodwill	11,276	11,276
Other assets	236	303
Total assets	$21,014	$21,318
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,462	$1,498
Accounts payable to related parties	182	89
Accrued liabilities	440	509
Deferred revenues	1,559	1,612
Notes payable, current portion	660	750
Working capital and equipment lines of credit, current portion	103	655
Current portion, post retirement and employment liabilities	124	124
Current portion, capital lease obligations	—	57
Total current liabilities	4,530	5,294
Note payable	—	93
Post retirement and employment liabilities	754	768
Working capital and equipment lines of credit	912	361
Deferred rent	345	306
Other liabilities	174	174
Total liabilities	6,715	6,996
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible 740,401 shares issued and outstanding, for both periods (no liquidation preference)	740	740
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 8,188,336 and 8,172,112 shares, respectively	819	817
Note receivable from employees	(5)	(23)
Additional paid-in capital	450,435	450,416
Accumulated deficit	(437,690)	(437,628)
Total stockholders’ equity	14,299	14,322
Total liabilities and stockholders’ equity	$21,014	$21,318

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenue	$4,211	$3,918
Expenses:
Cost of revenues	3,438	3,376
Sales and marketing	248	374
General and administrative	559	609
Total expenses	4,245	4,359
Operating loss	(34)	(441)
Interest and other income, net	33	28
Interest expense	(58)	(49)
Loss before income taxes	(59)	(462)
Provision for income taxes	(3)	—
Net loss	$(62)	$(462)
Net loss per share of common stock (basic and diluted)	$(0.01)	$(0.08)
Weighted average common shares and equivalents used in computing basic and diluted loss per share	8,171,551	6,088,855

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities
Net loss	$(62)	$(462)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	276	259
Issuance of restricted stock	31	—
Other	(2)	2
Change in:
Accounts and note receivable	(99)	(642)
Prepaid expenses and other current assets	(61)	(38)
Accounts payable and accrued liabilities	27	203
Deferred revenues	(53)	369
Other assets and liabilities	(4)	(54)
Net cash provided by (used in) operating activities	53	(363)
Cash flows from investing activities
Investment in capitalized software and contract start-up costs	(287)	(396)
Purchases of property, equipment and software	(33)	(108)
Net cash used in investing activities	(320)	(504)
Cash flows from financing activities	—	—
Decrease in cash and cash equivalents	(267)	(867)
Cash and cash equivalents, beginning of period	3,362	4,729
Cash and cash equivalents, end of period	$3,095	$3,862
Non-cash financing activities
Accounts receivable applied to note and interest payable in lieu of cash	$195	$195
Interest paid	$25	$—

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

March 31, 2007

Note A — Description of business and basis of presentation

Unaudited Financial Information

The unaudited consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States of America, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  Results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

Equity Compensation

The Company accounts for equity compensation in accordance with Statement of Financial Standards No. 123R, “Share Based Payment” (SFAS 123R).  On January 16, 2007, the Company granted 92,500 shares of restricted stock to its directors.  The restricted stock has been valued at approximately $127,000, which represents the trading value of the stock as quoted on NASDAQ January 16, 2007.  The shares of stock granted to directors vest over the calendar year of service, thus one-fourth of the shares vested in the quarter ended March 31, 2007, and the Company recognized compensation expense of approximately $31,000.  No stock options were granted or vested in 2006 or during the first three months of 2007.

Earnings Per Share

Basic loss per share is computed using only the weighted average number of common shares outstanding during the respective periods.  Diluted earnings per share is computed to show the dilutive effect, if any, of convertible preferred stock, stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods.  The effect of including the convertible preferred stock, restricted stock, stock options and warrants in the computation of diluted earnings per share would be anti-dilutive for each of the periods presented, thus these items have not been included in the computation.  Following is a summary of these potentially dilutive securities:

	As of March 31,
	2007	2006
Options	1,181,248	1,299,328
Restricted stock	219,375	—
Warrants	7,229,186	7,229,186
Preferred stock	740,401	2,751,658
Total common shares if converted	9,370,310	11,280,172

Note B — Significant Customer Concentrations

For the three months ended March 31, 2007 and 2006, three customers accounted for $2.7 million (64%) and $2.4 million (61%), respectively, of the Company’s total revenues.  At March 31, 2007 and December 31, 2006, three customers individually accounted for more than 10% of the Company’s accounts receivable as shown in the table below.  These customers are making payments in accordance with the terms of their contracts.

	Percent of accounts and notes receivable
	March 31, 2007	Dec. 31, 2006
Customer A	33%	30%
Customer B	22%	28%
Customer C	11%	10%

Note  C — Related Party Transactions

The Company is a party to a Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with a significant shareholder.  Healthcare BPO Partners, based in Jaipur, India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations.  The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica.  As a part of the Resourcing Agreement, Healthcare BPO Partners also provides data center hosting services, at a Vienna Virginia facility, to Healthaxis.  For the three months ended March 31, 2007, the Company incurred costs of approximately $269,000 related to the Resourcing Agreement and at March 31, 2007, the Company had accounts payable to Healthcare BPO Partners of approximately $182,000.

Note D — Recent Accounting Pronouncements

                In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The Company is subject to the provisions of FIN 48 as of January 1, 2007.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

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

Note E - Subsequent Event

On April 16, 2007, the Company entered into an amendment to its Loan and Security Agreement (“LSA”) with Silicon Valley Bank.  Under the original LSA, the revolving line would have expired in August 2007.  As a result of the amendment, 1) the expiration of the revolving line is extended to April 2009, 2) the available borrowing limit and the draw period under the equipment line were increased, and 3) certain covenants were modified.  The Company elected to reduce the maximum amount available under the revolving line to avoid paying higher unused revolving line facility fees.  The classification of the lines of credit on the March 31, 2007 balance sheet as current or non-current is based on the amended maturity date.  Based on the calculation of the borrowing base as of March 31, 2007, we would have been eligible to draw up to approximately $2.3 million under the revolving line, of which $500,000 had been drawn as of that date.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning the Company’s financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements.  These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2006.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on forward-looking statements.

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

    The Company reported revenue of $4.2 million and an operating loss of $34,000 in the first quarter of 2007.  Revenue was approximately $293,000 more than the first quarter of 2006 and the operating loss for the first quarter of 2007 improved approximately $407,000 as compared to the first quarter of 2006.  The Company is completing a large-scale customer implementation that has added a significant number of revenue-generating lives to our systems and we are implementing or have implemented three additional new customers that we have announced so far this year.  Due to the subscription nature of our business, these customer wins do not immediately impact operating results, but are expected to provide additional revenue in future periods.

Critical Accounting Policies

Critical accounting policies are those which are most important to the financial statement presentation and that require the most difficult, subjective complex judgments.  There have been no changes in the Company’s critical accounting policies as described in the Company’s Form 10-K for the year ended December 31, 2006, other than as described in Note D to the Consolidated Financial Statements.

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

	Three Months Ended March 31,
	2007	2006	Change
	(Table in thousands)
Revenues	$4,211	$3,918	$293
Cost of revenues	3,438	3,376	(62)
Gross profit	$773	$542	$231
% of revenue	18%	14%

Revenues were approximately $293,000 (7%) higher in the three months ended March 31, 2007 compared to the same period in 2006.  Revenue from transaction fees, ASP license fees, and professional services are higher as we have added a significant number of participant lives to our systems as the result of new customer Insur-Admin© and Insur-Claims© implementations.   In addition to the major implementation over the past year, we are implementing or have implemented three additional new customers that we have announced so far this year.  BPO services revenues increased six percent due to the additional participant lives on our systems combined with the addition of two BPO services-only customers in 2006.

Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables.  Cost of revenues increased $62,000 (2%) in the three months ended March 31, 2007 compared to the same period in 2006.  Cost of revenues was 82% of revenues in the 2007 period compared to 86% in the 2006 period.  The increase in cost resulted primarily from higher transaction processing costs from vendor partners related to the increase in transaction fee revenue.

	Three Months Ended March 31,
	2007	2006	Change
	(Table in thousands)
Sales and marketing expense	$248	$374	(126)
General and administrative expense	559	609	(50)
Interest and other income, net	33	28	5
Interest expense	(58)	(49)	(9)
Provision for income taxes	(3)	—	(3)

Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising.   Sales and marketing expenses decreased $126,000 (34%) in the three months ended March 31, 2007 compared to the same quarter of 2006.  This decrease was due to reduced personnel related to a transition in the sales and marketing team in the first half of 2006.

General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs.  These expenses decreased $50,000 (8%) in the three months ended March 31, 2007 compared to the same quarter of 2006.  The majority of the decrease is related to a decrease in professional fees, but was partially offset by non-cash equity compensation expense of $31,000.

Interest and other income, net increased $5,000 (18%) in the three months ended March 31, 2007 compared to the same quarter of 2006 due primarily to higher interest rates on depository accounts after the Company changed banks in the third quarter of 2006.

Interest expense increased slightly in the three months ended March 31, 2007 compared to the same quarter of 2006.  Interest on the lines of capital and working capital borrowings were partially offset by reduced interest expense on the note payable to HealthMarkets due to the declining principal balance.

Provision for income taxes was $3,000 for the three months ended March 31, 2007 compared to zero in the same quarter of 2006.  Effective January 1, 2007, the Company is accruing an estimate of the tax due under the new margin tax enacted by the State of Texas.

Liquidity and Capital Resources

Overview of Cash Resources

                At March 31, 2007, our cash and cash equivalents amounted to $3.1 million compared to $3.4 million at December 31, 2006.  The sources and uses of cash during the first quarter of 2007 are described more fully in “Analysis of Cash Flows” below.  We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months.

On April 16, 2007, the Company entered into an amendment to its Loan and Security Agreement (“LSA”) with Silicon Valley Bank.  Under the original LSA, the revolving line would have expired in August 2007.  As a result of the amendment, 1) the expiration of the revolving line is extended to April 2009, 2) the available borrowing limit and the draw period under the equipment line were increased, and 3) certain covenants were modified.  The Company elected to reduce the maximum amount available under the revolving line to avoid paying higher unused revolving line facility fees.

Analysis of Cash Flows

Cash provided by operating activities for the three months ended March 31, 2007 was approximately $53,000 as compared to a use of $363,000 for the same period in 2006.  The improvement was primarily the result of the reduced net loss in 2007 and changes in various working capital accounts, primarily accounts and notes receivable.

Cash used in investing activities for the three months ended March 31, 2007 was $320,000 as compared to $504,000 for the same period in 2006.  The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software.

Cash used in financing activities for the three months ended March 31, 2007 and March 31, 2006 were both zero.

Recently Adopted Accounting Pronouncements

See Note D to the Consolidated Financial Statements herein for a discussion of the impact on the Company’s financial statements of new accounting standards.

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

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings.

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

Item 1A.       Risk Factors

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.  These risks and uncertainties may affect our current position and future prospects, and should be considered carefully in evaluating us and an investment in our common stock.  We have not identified any material changes to the Risk Factors detailed in our most recent Annual Report on Form 10-K.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  First Quarter 2007 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2007	—	—	—	—
February 2007	901	$1.78	—	—
March 2007	—	—	—	—

(1)           These purchases were not made pursuant to a publicly announced repurchase plan or program.  Represents 901 shares of common stock surrendered to Healthaxis to pay withholding taxes on shares of restricted stock vesting under the 2005 Stock Incentive Plan.

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

Healthaxis Inc.
Date: May 9, 2007	By:	/s/ John M. Carradine
John M. Carradine, President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Ronald K. Herbert
Ronald K. Herbert, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, furnished herewith.