Form 10-Q
period 2007-06-30
HEALTHAXIS INC
filed 2007-08-10
CIK 768892

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

☒ Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer☐                                                               Accelerated filer☐                                     Non-accelerated filer☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,611,805 shares of common stock, par value $.10, outstanding as of August 3, 2007.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,653	$3,362
Accounts and note receivable, net of allowance for doubtful accounts of $9 and $7, respectively	2,719	2,943
Prepaid expenses	631	544
Total current assets	6,003	6,849

Property, equipment and software, less accumulated depreciation and amortization of $6,879 and $6,554, respectively	1,471	1,550
Contract start-up costs, less accumulated amortization of $2,364 and $2,026, respectively	1,399	1,340
Goodwill	11,276	11,276
Other assets	170	303
Total assets	$20,319	$21,318

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,253	$1,498
Accounts payable to related parties	172	89
Accrued liabilities	608	509
Deferred revenues	1,482	1,612
Note payable, current portion	474	750
Equipment line of credit, current portion	141	655
Current portion, post retirement and employment liabilities	124	124
Current portion, capital lease obligations	—	57
Total current liabilities	4,254	5,294

Note payable	—	93
Post retirement and employment liabilities	736	768
Working capital and equipment lines of credit	828	361
Deferred rent	319	306
Other liabilities	174	174
Total liabilities	6,311	6,996

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible, 740,401 shares issued and outstanding (no liquidation preference)	740	740
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 8,273,183 and 8,172,112 shares, respectively	827	817
Note receivable from employees	(5)	(23)

Additional paid-in capital	450,559	450,416
Accumulated deficit	(438,113)	(437,628)
Total stockholders’ equity	14,008	14,322
Total liabilities and stockholders’ equity	$20,319	$21,318

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$4,003	$4,114	$8,214	$8,032

Expenses:
Cost of revenues	3,457	3,409	6,895	6,785
Sales and marketing	235	319	483	693
General and administrative	699	632	1,258	1,240
Total expenses	4,391	4,360	8,636	8,718

Operating loss	(388)	(246)	(422)	(686)

Interest and other income, net	19	27	52	55
Interest expense	(51)	(47)	(109)	(97)

Net loss before taxes	(420)	(266)	(479)	(728)
Provision for income taxes	(3)	—	(6)	—
Net loss	$(423)	$(266)	$(485)	$(728)

Net loss per share of common stock (basic and diluted)	$(0.05)	$(0.04)	$(0.06)	$(0.12)

Weighted average common shares and equivalents used in computing basic and diluted loss per share	8,224,508	6,123,833	8,208,014	6,106,441

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(485)	$(728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	556	535
Restricted stock compensation	191	41
Other	(2)	2
Change in:
Accounts receivable	(135)	(1,046)
Prepaid expenses and other current assets	(87)	(28)
Other assets	120	(133)
Accounts payable and accrued liabilities	(65)	119
Deferred revenues	(130)	647
Other liabilities	(89)	(109)
Net cash used in operating activities	(126)	(700)

Cash flows from investing activities
Investment in capitalized software and contract start-up costs	(481)	(758)
Purchases of property, equipment and software	(55)	(409)
Net cash used in investing activities	(536)	(1,167)

Cash flows from financing activities
Net payments from issuance of common stock	—	(19)
Payments on lines of credit	(47)	—
Net cash used in financing activities	(47)	(19)
Decrease in cash and cash equivalents	(709)	(1,886)
Cash and cash equivalents, beginning of period	3,362	4,729
Cash and cash equivalents, end of period	$2,653	$2,843

Non-cash financing activities
Accounts receivable applied to note and interest payable in lieu of cash	$390	$390
Interest paid	$50	$—

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2007

Note A – Description of business and basis of presentation

Unaudited Financial Information

The unaudited consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States of America, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  Results of operations for the three and six-month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

	As of June 30,
	2007	2006

Options	1,170,396	1,299,328
Restricted stock	336,250	201,000
Warrants	7,229,186	7,229,186
Preferred stock	740,401	2,151,658
Total common shares if converted	9,476,233	10,881,172

Equity Compensation

The Company accounts for equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R).  On January 16, 2007, the Company granted 92,500 shares of restricted stock to its directors.  The restricted stock has been valued at approximately $127,000, which represents the trading value of the stock as quoted on NASDAQ January 16, 2007.  The shares of stock granted to directors vest over the calendar year of service, thus one-half of the shares vested in the six months ended June 30, 2007, and the Company recognized compensation expense of approximately $64,000.

On April 20, 2007, the Company granted 210,000 shares of restricted stock to its officers and key employees, which have been valued at approximately $370,000 based on the trading value of the stock on the date of grant.  One fourth of these shares, 52,500 shares, vested immediately and the balance vest on the anniversary date of the grant over the next three years.  The Company recorded compensation expense of $92,000 related to the shares that vested immediately plus $16,000 related to the time vesting component of the remaining shares.  Also in the second quarter of 2007, 15,500 shares of restricted stock vested that were subject to performance-based vesting, which resulted in compensation expense of $19,000.  No stock options were granted or vested in 2006 or during the first six months of 2007.

Note B – Significant Customer Concentrations

For the three months ended June 30, 2007 and 2006, three customers accounted for $2.6 million (64%) and $2.6 million (63%), respectively, of the Company’s total revenues.  For the six months ended June 30, 2007 and 2006, these three customers accounted for $5.3 million (64%) and $5.0 million (62%), respectively, of the Company’s total revenues. At June 30, 2007 and December 31, 2006, three customers individually accounted for more than 10% of the Company’s accounts receivable as shown in the table below.  These customers are making payments in accordance with the terms of their contracts.

	Percent of accounts and note receivable
	June 30, 2007	Dec. 31, 2006
Customer A	36%	30%
Customer B	19%	28%
Customer C	13%	10%

Note C – Related Party Transactions

The Company is a party to a Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with a significant shareholder.  Healthcare BPO Partners, based in Jaipur, India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations.  The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica.  As a part of the Resourcing Agreement, Healthcare BPO Partners also provides data center hosting services, at a Vienna Virginia facility, to Healthaxis.  For the six months ended June 30, 2007 and June 30, 2006, the Company incurred costs of approximately $533,000 and $512,000, respectively, related to the Resourcing Agreement.  At June 30, 2007 and December 31, 2006, the Company had accounts payable to Healthcare BPO Partners of approximately $172,000 and $89,000.

Note D – Recent Accounting Pronouncements

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

Note E – Lines of Credit

On April 16, 2007, the Company entered into an amendment to its Loan and Security Agreement (“LSA”) with Silicon Valley Bank.  Under the original LSA, the revolving line would have expired in August 2007.  As a result of the amendment, 1) the expiration of the revolving line is extended to April 2009, 2) the available borrowing limit and the draw period under the equipment line were increased, and 3) certain covenants were modified.  The Company elected to reduce the maximum amount available under the revolving line to avoid paying higher unused revolving line facility fees.  The classification of the lines of credit on the June 30, 2007 balance sheet as current or non-current is based on the amended maturity date.  Based on the calculation of the borrowing base as of June 30, 2007, we would have been eligible to draw up to approximately $2.0 million under the revolving line, of which $500,000 had been drawn as of that date.

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

For the second quarter of 2007, the Company reported revenue of $4.0 million and an operating loss of $388,000.  Revenue was approximately $111,000 less than the second quarter of 2006 and the operating loss for the second quarter of 2007 increased approximately $142,000 as compared to the second quarter of 2006.  Year-to-date, revenues of $8.2 million increased $182,000 over last year and the operating loss of $422,000 was an improvement of $264,000 over last year.  The improvement in cash flows, though, is more obvious.  Thus far this year, we have reduced cash used by operations by $574,000 and reduced overall cash used by the business by $1.2 million.  Operational highlights of the year include completing a large-scale customer implementation that added a significant number of revenue-generating lives to our systems and adding three additional new customers that we are implementing or have implemented so far this year.  Due to the subscription nature of our business, these customer wins do not immediately impact operating results, but are expected to provide additional revenue in future periods.  Additionally, we have improved the efficiency of our BPO Services, which has resulted in a reduction of variable labor, and we have reduced costs in multiple other areas.

Critical Accounting Policies

Critical accounting policies are those which are most important to the financial statement presentation and that require the most difficult, subjective complex judgments.  There have been no changes in the Company’s critical accounting policies as described in the Company’s Form 10-K for the year ended December 31, 2006, other than as described in Note D to the Unaudited Consolidated Financial Statements.

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

	(Table in thousands)
	Three Months Ended June 30,
	2007	2006	Change

Revenues	$4,003	$4,114	$(111)
Cost of revenues	3,457	3,409	(48)
Gross profit	$546	$705	$(159)
% of revenue	14%	17%

Revenues were approximately $111,000 (3%) lower in the three months ended June 30, 2007 compared to the same period in 2006.  Revenues from ASP license fees increased one percent due to an overall increase in the number of customer lives on our systems as additions from new customers offset a gradual decrease from existing customers.    Transaction fee revenue declined six percent and BPO service revenue declined 14 percent due to the loss of a customer acquired by a larger organization (the possible loss of which was previously disclosed), and the continuing shift in the healthcare industry from paper claims to a higher volume of electronic claims.  Professional services revenues increased 15% due in large part to customers added over the past year.

Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables.  Cost of revenues increased $48,000 (1%) in the three months ended June 30, 2007 compared to the same period in 2006.  The most significant component of this increase resulted from costs that are capitalized for accounting purposes.  Capitalized costs are a reduction to cost of revenues for costs incurred (primarily employee compensation) for new customer implementations and software development projects.  For the second quarter of 2007, we capitalized approximately $194,000 less in cost of revenues than in the second quarter of 2006 because in the prior year period we were in the middle of the significant new customer implementation that required a significant proportion of our resources.  Significantly less time was spent on implementations during the second quarter of 2007.  The gross cost of revenue before capitalized costs decreased approximately $147,000 from the 2006 period to the 2007 period which includes a) approximately $100,000 reduction in variable labor related to BPO services due to increased efficiency and lower volumes, b) $69,000 reduction in fixed costs such as data lines as we continue to carefully monitor and control our cost structure, and c) $50,000 reduction in other variable costs such as travel and supplies, also due to stringent cost control.  These improvements were partially offset by an increase in variable costs of printing and postage in addition to non-cash equity compensation of $45,000 resulting from the vesting of restricted stock in the 2007 period.  There was no such equity compensation charge in the 2006 period.

	(Table in thousands)
	Three Months Ended June 30,
	2007	2006	Change

Sales and marketing expense	$235	$319	$84
General and administrative expense	699	632	(67)
Interest and other income, net	19	27	8
Interest expense	(51)	(47)	(4)
Provision for income taxes	(3)	—	(3)

Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising.   Sales and marketing expenses decreased $84,000 in the three months ended June 30, 2007 compared to the same quarter of 2006.  This decrease was due to lower personnel costs and the related decrease in benefits and travel related to changes in the sales and marketing team over the past year.  Sales and marketing expense for the three months ended June 30, 2007 includes $13,000 of non-cash compensation that resulted from the vesting of restricted stock; there was no such charge for the 2006 period.

General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs.  These expenses increased $67,000 (11%) in the three months ended June 30, 2007 compared to the same quarter of 2006.  The increase is the net result of a) non-cash equity compensation of $101,000 in 2007 that resulted from the vesting of restricted stock versus $41,000 in 2006 and b) decreases in total professional service fees from auditors, attorneys, and others despite increased cost of compliance under Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and other income, net decreased $8,000 (30%) in the three months ended June 30, 2007 compared to the same quarter of 2006 due primarily to lower cash balances.

Interest expense increased $4,000 (9%) in the three months ended June 30, 2007 compared to the same quarter of 2006.  Interest accrued on the note payable was lower due to the declining principal balance, offset by the borrowings for the working capital and equipment lines of credit which began in the third quarter of 2006.

Provision for income taxes was $3,000 for the three months ended June 30, 2007 compared to zero in the same quarter of 2006.  Effective January 1, 2007, the Company is accruing an estimate of the tax due under the new margin tax enacted by the State of Texas.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

	(Table in thousands)
	Six Months Ended June 30,
	2007	2006	Change

Revenues	$8,214	$8,032	$182
Cost of revenues	6,895	6,785	(110)
Gross profit	$1,319	$1,247	$72
% of revenue	16%	16%

Revenues were approximately $182,000 (2%) higher in the six months ended June 30, 2007 compared to the same period in 2006.  Revenues from ASP license fees increased four percent due to an overall increase in the number of customer lives on our systems as additions from new customers offset a gradual decrease from existing customers.  Transaction fee revenue declined one percent and BPO service revenue declined four percent due to the aforementioned loss of the customer acquired by a larger organization and the continuing shift in the healthcare industry from paper claims to a higher volume of electronic claims.  Professional services revenues increased 18% due in large part to new customers added in the past year.

Cost of revenues increased $110,000 (2%) in the six months ended June 30, 2007 compared to the same period in 2006.  The most significant component of this increase was a $316,000 reduction of costs that are capitalized for accounting purposes due to a significantly reduced amount of time spent on implementations in 2007.  The gross cost of revenue before capitalized costs decreased approximately $207,000 from the 2006 period to the 2007 period which includes a) approximately $178,000 reduction in variable labor related to BPO services due to increased efficiency and lower volumes, b) $125,000 reduction in fixed costs such as data lines as we continue to carefully monitor and control our cost structure, and c) $63,000 reduction in other variable costs such as travel and supplies, also due to stringent cost control.  These improvements were partially offset by an increase in variable costs of printing and postage in addition to the non-cash equity compensation of $45,000 resulting from the vesting of restricted stock in the 2007 period.  There was no such equity compensation charge in the 2006 period.

	(Table in thousands)
	Six Months Ended June 30,
	2007	2006	Change

Sales and marketing expense	$483	$693	$210
General and administrative expense	1,258	1,240	(18)
Interest and other income, net	52	55	3
Interest expense	(109)	(97)	(12)
Provision for income taxes	(6)	—	(6)

Sales and marketing expenses decreased $210,000 (30%) in the six months ended June 30, 2007 compared to the same period of 2006.  This decrease was due to reduced personnel costs and the related decrease in benefits and travel related to the changes in the sales and marketing team over the past year. Sales and marketing expense for the three months ended June 30, 2007 includes $13,000 of non-cash compensation that resulted from the vesting of restricted stock.  There was no such charge for the 2006 period.

General and administrative expenses increased $18,000 (2%) in the six months ended June 30, 2007 compared to the same period of 2006.  The increase is the net result of a) non-cash equity compensation of $133,000 in 2007 that resulted from the vesting of restricted stock versus $41,000 in 2006 and b) decreases in total professional service fees from auditors, attorneys, and others despite increased cost of compliance under Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and other income, net decreased $3,000 in the six months ended June 30, 2007 compared to the same period of 2006 due primarily to lower balances of cash.

Interest expense increased $12,000 in the six months ended June 30, 2007 compared to the same period of 2006.  In 2007, there was interest expense on the working capital and equipment lines of credit obtained during the third quarter of 2006, partially offset by reduced interest on a note payable due to its declining principal balance.

Provision for income taxes was $6,000 for the six months ended June 30, 2007 compared to zero in the same period of 2006.  Effective January 1, 2007, the Company is accruing an estimate of the tax due under the new margin tax enacted by the State of Texas.

Liquidity and Capital Resources

Overview of Cash Resources

At June 30, 2007, our cash and cash equivalents amounted to $2.7 million compared to $3.4 million at December 31, 2006.  The sources and uses of cash during the first six months of 2007 are described more fully in “Analysis of Cash Flows” below.  We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months.

On April 16, 2007, the Company entered into an amendment to its Loan and Security Agreement (“LSA”) with Silicon Valley Bank.  Under the original LSA, the revolving line would have expired in August 2007.  As a result of the amendment, 1) the expiration of the revolving line is extended to April 2009, 2) the available borrowing limit and the draw period under the equipment line were increased, and 3) certain covenants were modified.  The Company elected to reduce the maximum amount available under the revolving line to avoid paying higher unused revolving line facility fees.  Based on the calculation of the borrowing base as of June 30, 2007, we would have been eligible to draw up to approximately $2.0 million under the revolving line, of which $500,000 had been drawn as of that date.

Analysis of Cash Flows

Cash used in operating activities for the six months ended June 30, 2007 was approximately $126,000 as compared to $700,000 for the same period in 2006.  The improvement was primarily the result of the decrease in losses for the period net of the increase non-cash equity compensation related to the vesting of restricted stock, as well as changes in various working capital accounts.  Changes in working capital used $358,000 in the 2007 period as opposed to a $550,000 use of cash for the comparable period in 2006.

Cash used in investing activities for the six months ended June 30, 2007 was $536,000 as compared to $1.2 million for the same period in 2006.  The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software.  Capitalized software and contract start-up costs decreased, as significantly more time was spent in the 2006 period related to a significant customer implementation and the related costs were required to be capitalized.  Purchases of property, equipment and software were higher in 2006 due to the addition of equipment to increase the efficiency of our mailroom operations.

Cash used in financing activities for the six months ended June 30, 2007 was $47,000 related to principal payments on the Company’s equipment line of credit, while cash used in financing activities for the six months ended June 30, 2006 was $19,000 related to the cost to register shares previously sold to Tak Investments.

Recently Adopted Accounting Pronouncements

See Note D to the Unaudited Consolidated Financial Statements herein for a discussion of the impact on the Company’s financial statements of new accounting standards.

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

Item 1A.                 Risk Factors

   We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.  These risks and uncertainties may affect our current position and future prospects, and should be considered carefully in evaluating us and an investment in our common stock.  We described the potential loss of a customer whose contract was up for renewal as of September 30, 2006, and for whom we were providing services on a month-to-month basis.  During the second quarter of 2007, this customer terminated our services as referenced in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We have not identified any other material changes to the Risk Factors detailed in our most recent Annual Report on Form 10-K.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

    (c)       First Half 2007 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 2007	—	—	—	—

February 2007	901	$1.78	—	—

March 2007	—	—	—	—

April 2007	—	—	—	—

May 2007	5,190	$1.78	—	—

June 2007	716	$1.80	—	—

(1)           These purchases were not made pursuant to a publicly announced repurchase plan or program.  Represents shares of common stock surrendered to Healthaxis to pay withholding taxes on shares of restricted stock vesting under the 2005 Stock Incentive Plan.

Item 3.                    Defaults Upon Senior Securities.

   None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

   The Annual Meeting of the Common Shareholders of Healthaxis Inc. was held on June 6, 2007, in Irving, Texas for the purpose of considering and acting upon the following:

Proposal	Shares Voted For	Percentage Voted For	Shares Voted Against	Shares Abstained

#1 Election of Directors:
James J. Byrne	8,054,249	99.4%	48,012	—
John M. Carradine	8,054,204	99.4%	48,057	—
John W. Coyle	8,054,249	99.4%	48,012	—
Thomas L. Cunningham	8,054,249	99.4%	48,012	—
Adam J. Gutstein	8,055,599	99.4%	46,662	—
Kevin F. Hickey	8,054,229	99.4%	48,032	—
James W. McLane	8,054,154	99.4%	48,107	—
Barry Reisig	8,054,249	99.4%	48,012	—

#2 Ratification of McGladrey and Pullen, LLP as the Company’s independent public accountants.	8,068,626	99.6%	30,009	3,626

Item 5.                    Other Information.

   None.

Item 6.                    Exhibits

Exhibit	Description

10.1	Third Amendment to Change in Control Employment Agreement between the Company and John Carradine dated April 20, 2007 (incorporated by reference from Current Report on Form 8-K filed April 24, 2007).

10.2

Third Amendment to Change in Control Employment Agreement between the Company and Jonathan B. Webb dated April 20, 2007 (incorporated by reference from Current Report on Form 8-K filed April 24, 2007).

10.3	First Amendment to Employment Agreement between the Company and Lawrence F. Thompson dated April 20, 2007 (incorporated by reference from Current Report on Form 8-K filed April 24, 2007).

10.4	First Amendment to Employment Agreement between the Company and Ronald K. Herbert dated April 20, 2007 (incorporated by reference from Current Report on Form 8-K filed April 24, 2007).

10.5	Employment Agreement between the Company and Roxanne Seale dated April 20, 2007 (incorporated by reference from Current Report on Form 8-K filed April 24, 2007).

10.6	Form of Restricted Stock Award for Officers and Employees (Time Vesting) (Under the 2005 Stock Incentive Plan) (incorporated by reference from Current Report on Form 8-K filed April 24, 2007).

10.7	First Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 16, 2007 (incorporated by reference from Current Report on Form 8-K filed April 18, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: August 10, 2007	By: /s/ John M. Carradine
John M. Carradine, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Ronald K. Herbert
Ronald K. Herbert, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Description

10.1	Third Amendment to Change in Control Employment Agreement between the Company and John Carradine dated April 20, 2007 (incorporated by reference from Current Report on Form 8-K filed April 24, 2007).

10.2

Third Amendment to Change in Control Employment Agreement between the Company and Jonathan B. Webb dated April 20, 2007 (incorporated by reference from Current Report on Form 8-K filed April 24, 2007).

10.3	First Amendment to Employment Agreement between the Company and Lawrence F. Thompson dated April 20, 2007 (incorporated by reference from Current Report on Form 8-K filed April 24, 2007).

10.4	First Amendment to Employment Agreement between the Company and Ronald K. Herbert dated April 20, 2007 (incorporated by reference from Current Report on Form 8-K filed April 24, 2007).

10.5	Employment Agreement between the Company and Roxanne Seale dated April 20, 2007 (incorporated by reference from Current Report on Form 8-K filed April 24, 2007).

10.6	Form of Restricted Stock Award for Officers and Employees (Time Vesting) (Under the 2005 Stock Incentive Plan) (incorporated by reference from Current Report on Form 8-K filed April 24, 2007).

10.7	First Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 16, 2007 (incorporated by reference from Current Report on Form 8-K filed April 18, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.