Form 10-Q
period 2007-09-30
HEALTHAXIS INC
filed 2007-11-09
CIK 768892

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,611,805 shares of common stock, par value $.10, outstanding as of November 2, 2007.

Healthaxis Inc.

PART I.         FINANCIAL INFORMATION

Item 1.            Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,356	$3,362
Accounts and note receivable, net of allowance for doubtful accounts of $9 and $7, respectively	3,039	2,943
Prepaid expenses	628	544
Total current assets	6,023	6,849

Property, equipment and software, less accumulated depreciation and amortization of $7,044 and $6,554, respectively	1,415	1,550
Contract start-up costs, less accumulated amortization of $2,480 and $2,026, respectively	1,310	1,340
Goodwill	11,276	11,276
Other assets	102	303
Total assets	$20,126	$21,318

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,200	$1,498
Accounts payable to related parties	163	89
Accrued liabilities	777	509
Deferred revenues	1,371	1,612
Note payable, current portion	285	750
Equipment line of credit, current portion	310	655
Post retirement and employment liabilities, current portion	124	124
Capital lease obligations, current portion	—	57
Total current liabilities	4,230	5,294

Post retirement and employment liabilities	717	768
Note payable, net of current portion	—	93
Working capital and equipment lines of credit, net of current portion	965	361
Deferred rent	292	306
Other liabilities	202	174
Total liabilities	6,406	6,996

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares: Series A Convertible, 740,401 shares issued and outstanding, (no liquidation preference)	740	740
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 8,296,680 and 8,172,112 shares, respectively	829	817
Note receivable from employees	(5)	(23)
Additional paid-in capital	450,589	450,416
Accumulated deficit	(438,433)	(437,628)
Total stockholders’ equity	13,720	14,322
Total liabilities and stockholders’ equity	$20,126	$21,318

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$3,853	$4,354	$12,067	$12,386

Expenses:
Cost of revenues	3,354	3,507	10,249	10,292
Sales and marketing	193	283	676	976
General and administrative	582	559	1,840	1,800
Total expenses	4,129	4,349	12,765	13,068

Operating (loss) income	(276)	5	(698)	(682)

Interest and other income, net	26	36	78	92
Interest expense	(67)	(48)	(176)	(145)

Loss before income taxes	(317)	(7)	(796)	(735)
Income tax (provision) benefit	(3)	324	(9)	324
Net (loss) income	$(320)	$317	$(805)	$(411)

Net (loss) income per share of common stock (basic and diluted)	$(0.04)	$0.04	$(0.10)	$(0.06)

Weighted average common shares and equivalents used in computing income (loss) per share
Basic	8,287,128	7,721,689	8,234,728	6,649,675
Diluted	8,287,128	8,883,018	8,234,728	6,649,675

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities	2007	2006
Net loss	$(805)	$(411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	840	823
Restricted stock compensation	246	62
Other	(2)	2
Reversal of tax accrual	—	(324)
Change in:
Accounts receivable	(498)	(1,263)
Prepaid expenses and other current assets	(84)	(44)
Other assets	189	(211)
Accounts payable and accrued liabilities	(9)	338
Deferred revenues	(241)	906
Other liabilities	(80)	(145)
Net cash used in operating activities	(444)	(267)

Cash flows from investing activities
Investment in capitalized software and contract start-up costs	(555)	(1,055)
Purchases of property, equipment and software	(120)	(440)
Proceeds from sale of property, equipment, and software	—	—
Net cash used in investing activities	(675)	(1,495)

Cash flows from financing activities
Proceeds from lines of credit	259	851
Net (payments) proceeds from issuance of common stock	—	(45)
Payments on note payable	(146)	(500)
Net cash generated in financing activities	113	306
Decrease in cash and cash equivalents	(1,006)	(1,456)
Cash and cash equivalents, beginning of period	3,362	4,729
Cash and cash equivalents, end of period	$2,356	$3,273

Non-cash financing activities
Accounts receivable applied to note and interest payable in lieu of cash	$412	$585

Interest paid	$99	$50

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2007

Note A — Description of business and basis of presentation

Unaudited Financial Information

                The unaudited consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis,” the “Company,” “we,” “our” or “us”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States of America, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  Results of operations for the three and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

	As of September 30,
	2007	2006

Options	1,163,453	1,198,603
Restricted stock	313,125	184,500
Warrants	7,229,186	7,229,186
Preferred stock	740,401	740,401
Total common shares if converted	9,446,165	9,352,690

                Equity Compensation

                The Company accounts for equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R).  On January 16, 2007, the Company granted 92,500 shares of restricted stock to its directors.  The restricted stock has been valued at approximately $127,000, which represents the trading value of the stock as quoted on NASDAQ January 16, 2007.  The shares of stock granted to directors vest over the calendar year of service, thus three fourths of the shares vested in the nine months ended September 30, 2007, and the Company recognized compensation expense of approximately $96,000.

                On April 20, 2007, the Company granted 210,000 shares of restricted stock to its officers and key employees, which have been valued at approximately $370,000 based on the trading value of the stock on the date of grant.  One fourth of these shares, 52,500 shares, vested immediately and the balance vest on the anniversary date of the grant over the next three years.  The Company recorded compensation expense of $92,000 related to the shares that vested immediately plus $39,000 related to the time vesting component of the remaining shares.  Also in the second quarter of 2007, 15,500 shares of restricted stock vested that were subject to performance-based vesting, which resulted in compensation expense of $19,000.  No stock options were granted or vested in 2006 or during the first nine months of 2007.

Note B — Significant Customer Concentrations

                For the three months ended September 30, 2007 and 2006, three customers accounted for $2.5 million (66%) and $2.8 million (64%), respectively, of the Company’s total revenues.  For the nine months ended September 30, 2007 and 2006, these three customers accounted for $7.8 million (65%), and $7.8 million (63%), respectively, of the Company’s total revenues.  At September 30, 2007 and December 31, 2006, three customers individually accounted for more than 10% of the Company’s accounts receivable as shown in the table below.

	Percent of accounts and notes receivable
	September 30, 2007	December 31, 2006
Customer A	34%	30%
Customer B	24%	28%
Customer C	16%	10%

Note C — Related Party Transactions

                The Company is a party to a Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with a significant shareholder.  Healthcare BPO Partners, based in Jaipur, India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations.  The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica.  As a part of the Resourcing Agreement, Healthcare BPO Partners also provided data center hosting services, at a Vienna Virginia facility, to Healthaxis during 2006 and through September 12, 2007.  For the nine months ended September 30, 2007 and September 30, 2006, the Company incurred costs of approximately $784,000 and $790,000, respectively, related to the Resourcing Agreement.  At September 30, 2007 and December 31, 2006, the Company had accounts payable to Healthcare BPO Partners of approximately $163,000 and $89,000.

Note D — Recent Accounting Pronouncements

                In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The Company is subject to the provisions of FIN 48 as of January 1, 2007.  The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

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

Note E — Lines of Credit

                On April 16, 2007, the Company entered into an amendment to its Loan and Security Agreement (“LSA”) with Silicon Valley Bank.  Under the original LSA, the revolving line would have expired in August 2007.  As a result of the amendment, 1) the expiration of the revolving line was extended to April 2009, 2) the available borrowing limit and the draw period under the equipment line were increased, and 3) certain covenants were modified.  The Company elected to reduce the maximum amount available under the revolving line to avoid paying higher unused revolving line facility fees.  The classification of the lines of credit on Consolidated Balance Sheets as current or non-current is based on the amended maturity date.  Based on the calculation of the borrowing base as of September 30, 2007, we would have been eligible to draw up to approximately $2.3 million under the revolving line, of which $500,000 had been drawn as of that date.

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

For the third quarter of 2007, the Company reported revenue of $3.9 million and an operating loss of $276,000.  Revenue was approximately $501,000 less than the third quarter of 2006 and the operating income (loss) for the third quarter of 2007 was negatively impacted by $281,000 as compared to the third quarter of 2006.  Year-to-date, revenues of $12.1 million decreased $320,000 over last year and the operating loss of $698,000 was virtually the same as in 2006.  Operational highlights of the year include completing a large-scale customer implementation that added a significant number of revenue-generating lives to our systems and adding new customers that we are implementing or have implemented so far this year.  Due to the subscription nature of our business, these customer wins do not immediately impact operating results, but are expected to provide additional revenue in future periods.  Additionally, we have improved the efficiency of our BPO Services, which has resulted in a reduction of variable labor, and we have reduced costs in multiple other areas.

The third quarter net loss was an improvement over the second quarter, and we remain focused upon a target of consistent profitability.  We continuously review every aspect of our cost structure looking for operational improvements and cost reductions and the reduction in third quarter operating expenses shows that we are making steady progress.  And while keeping costs under control is critical, growing revenue remains a high priority to us.  The loss of one of our BPO customers this year due to its acquisition has been disappointing and has had a noticeable impact on our financial results.  Nonetheless, we have a healthy pipeline of prospects with needs ranging from front-end BPO services to Ultimate TPA or similar full-service capabilities.  We continue to get very positive feedback for our unique best shore capability, whereby we provide BPO services wherever the customer chooses from on-shore to near-shore to off-shore.  We have added new customers in the last year and are pleased to see the progress these customers are making and the positive press they are receiving.  We also look for ways to help our existing customers grow and provide additional services to their customers which can lower their medical costs or provide a more comprehensive and consumer-directed set of services.  This will make them more successful and in turn benefit us.  We are also reviewing ways to move into other aspects or niches of the healthcare industry where our deep domain expertise, full range of services, and technological flexibility could create a growth opportunity for us.

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

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

	(Table in thousands) Three Months Ended September 30,
	2007	2006	Change

Revenues	$3,853	$4,354	$(501)
Cost of revenues	3,354	3,507	153
Gross profit	$499	$847	$(348)
% of revenue	13%	19%

                Revenues were approximately $501,000 lower in the three months ended September 30, 2007 compared to the same period in 2006.  Transaction fee revenue declined $137,000 and BPO service revenue declined $347,000 primarily due to the loss of a customer acquired by a larger organization as previously disclosed, and the continuing shift in the healthcare industry from paper claims to a higher volume of electronic claims.  Professional services revenues were $18,000 lower than the prior year period and revenues from ASP license fees were relatively unchanged.

                Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables and are partially reduced by the capitalization of certain costs incurred (primarily employee compensation) for new customer implementations and software development projects.  Cost of revenues decreased $153,000 in the three months ended September 30, 2007 compared to the same period in 2006.  The gross cost of revenue before capitalized costs decreased approximately $397,000 from the 2006 period to the 2007 period which includes a) approximately $129,000 reduction in variable labor related to BPO services due to increased efficiency and lower volumes, b) $86,000 in lower salaries resulting from ongoing changes to the organization, c) $81,000 lower health benefits cost due to fewer high dollar medical claims by our employees and their dependents, d) $63,000 reduction in fixed costs such as data lines as we continue to carefully monitor and control our cost structure, e) $23,000 reduction in other variable costs such as travel and supplies, also due to stringent cost control and f) $34,000 reduction in variable costs of printing and postage related to the decrease in transaction fee revenue.  For the third quarter of 2007, we capitalized approximately $244,000 less in cost of revenues than in the third quarter of 2006 because in the prior year period we were in the middle of the significant new customer implementation that required a significant proportion of our resources.  Significantly less time was spent on implementations during the third quarter of 2007.  Cost of revenues also contains non-cash equity compensation of $23,000 resulting from the vesting of restricted stock in the 2007 period.  There was no such equity compensation charge in the 2006 period.

	(Table in thousands) Three Months Ended September 30,
	2007	2006	Change
Sales and marketing expense	$193	$283	$(90)
General and administrative expense	582	559	23
Interest and other income, net	26	36	(10)
Interest expense	(67)	(48)	(19)
Income tax benefit	(3)	324	(327)

                Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising.   Sales and marketing expenses decreased $90,000 in the three months ended September 30, 2007 compared to the same quarter of 2006.  This decrease was due to lower personnel costs and the related reduction in benefits and travel related to changes in the sales and marketing team over the past year as well as reduced spending for marketing expenses.

                General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs.  These expenses increased $23,000 in the three months ended September 30, 2007 compared to the same quarter of 2006.  This includes a) a non-cash equity compensation charge of approximately $32,000 as compared to $21,000 in the third quarter of 2006 resulting from the vesting of restricted stock granted to members of the board of directors and b) increases in total professional service fees from auditors, attorneys, and others due to increased compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and other income, net decreased $10,000 for the three months ended September 30, 2007 compared to the same quarter of 2006 due primarily to lower balances of cash.

Interest expense increased $19,000 in the three months ended September 30, 2007 compared to the same quarter of 2006.  Interest was higher due to additional borrowings on the lines of credit, partially offset by reduced interest on the note payable to HealthMarkets due to the declining principal balance.

Provision for income taxes was $3,000 for the three months ended September 30, 2007 compared to a benefit of $324,000 in the same quarter of 2006.  Effective January 1, 2007, the Company is accruing an estimate of the tax due under the new margin tax enacted by the State of Texas.  The benefit last year was due to the reversal of a contingent tax liability following the expiration of the statute of limitations.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

	(Table in thousands) Nine Months Ended September 30,
	2007	2006	Change

Revenues	$12,067	$12,386	$(319)
Cost of revenues	10,249	10,292	43
Gross profit	$1,818	$2,094	$(276)
% of revenue	15%	17%

                Revenues were approximately $319,000 lower for the nine months ended September 30, 2007 compared to the same period in 2006.  Revenues from ASP license fees increased $134,000 due to an overall increase in the number of customer lives on our systems as additions from new customers offset a gradual decrease from some existing customers.  Transaction fee revenue declined $170,000 and BPO service revenue declined $414,000 due to the aforementioned loss of the customer acquired by a larger organization and the continuing shift in the healthcare industry from paper claims to a higher volume of electronic claims.  Professional services revenues increased $131,000 due in large part to new customers added in the past year.

                Cost of revenues declined $43,000 for the nine months ended September 30, 2007 compared to the same period in 2006.  The gross cost of revenue before capitalized costs decreased approximately $603,000 from the 2006 period to the 2007 period which includes a) approximately $292,000 reduction in variable labor related to BPO services due to increased efficiency and lower volumes, b) $85,000 in lower salaries resulting from ongoing changes to the organization, c) $50,000 in lower health benefits cost due to fewer high dollar medical claims by our employees and their dependents, d) $205,000 reduction in fixed costs such as data lines as we continue to carefully monitor and control our cost structure, and e) $92,000 reduction in other variable costs such as travel and supplies, also due to stringent cost control.  Theses improvements were mostly offset by a) a $560,000 reduction of costs that are capitalized for accounting purposes due to a significantly reduced amount of time spent on implementations in 2007, b) an increase in variable costs of printing and postage and c) non-cash equity compensation of $55,000 resulting from the vesting of restricted stock in the 2007 period.  There was no such equity compensation charge in the 2006 period.

	(Table in thousands) Nine Months Ended September 30,
	2007	2006	Change

Sales and marketing expense	$676	$976	$(300)
General and administrative expense	1,840	1,800	40
Interest and other income, net	78	92	(14)
Interest expense	(176)	(145)	(31)
Provision for Income taxes	(9)	324	(333)

                Sales and marketing expenses decreased $300,000 in the nine months ended September 30, 2007 compared to the same period of 2006.  This decrease was due to lower personnel costs and the related reduction in benefits and travel related to changes in the sales and marketing team over the past year as well as reduced spending for marketing expenses.

                General and administrative expenses increased $40,000 for the nine months ended September 30, 2007 compared to the same period of 2006.  The majority of the increase is attributable to a non-cash equity compensation charge of approximately $96,000 for the nine months ended September 30, 2007 compared to $62,000 for the nine months ended September 30, 2006 resulting from the vesting of restricted stock granted to members of the board of directors.  While the company has had to increase spending on professional service fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, it has curtailed spending in other areas to minimize the overall impact.

                Interest and other income, net decreased $14,000 for the nine months ended September 30, 2007 compared to the same period of 2006 due primarily to lower balances of cash.

Interest expense increased $31,000 for the nine months ended September 30, 2007 compared to the same period of 2006.  Interest was higher due to additional borrowings on the lines of credit, partially offset by reduced interest on the note payable to HealthMarkets due to the declining principal balance.

Provision for income taxes was $9,000 for the nine months ended September 30, 2007 compared to a benefit of $324,000 in the same period of 2006.  Effective January 1, 2007, the Company is accruing an estimate of the tax due under the new margin tax enacted by the State of Texas.  The benefit last year was due to the reversal of a contingent tax liability following the expiration of the statute of limitations.

Liquidity and Capital Resources

Overview of Cash Resources

                At September 30, 2007, our cash and cash equivalents amounted to $2.4 million compared to $3.4 million at December 31, 2006.  The sources and uses of cash during the first nine months of 2007 are described more fully in “Analysis of Cash Flows” below.  We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months.

                On April 16, 2007, the Company entered into an amendment to its Loan and Security Agreement (“LSA”) with Silicon Valley Bank.  Under the original LSA, the revolving line would have expired in August 2007.  As a result of the amendment, 1) the expiration of the revolving line is extended to April 2009, 2) the available borrowing limit and the draw period under the equipment line were increased, and 3) certain covenants were modified.  The Company elected to reduce the maximum amount available under the revolving line to avoid paying higher unused revolving line facility fees.  Based on the calculation of the borrowing base as of September 30, 2007, we would have been eligible to draw up to approximately $2.3 million under the revolving line, of which $500,000 had been drawn as of that date.

Analysis of Cash Flows

Cash used in operating activities for the nine months ended September 30, 2007 was approximately $444,000 as compared to $267,000 for the same period in 2006.  The increase was primarily the result of changes in working capital partially offset by the net loss adjusted for non-cash items including depreciation, restricted stock, and the 2006 tax accrual reversal.  Changes in working capital accounted for a $723,000 use of cash in the 2007 period as opposed to a $419,000 use of cash for the comparable period in 2006.  The most significant reason for the changes in working capital were payments received in 2006 from a customer implementation recorded as deferred revenue.  Timing of accounts receivable collections was also a factor, as September 2007 receipts were less than our historical average.  We expect to return to normal levels in future periods.

Cash used in investing activities for the nine months ended September 30, 2007 was $675,000 as compared to $1.5 million for the same period in 2006.  The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software.  Capitalized software and contract start-up costs decreased, as significantly more time was spent in the 2006 period related to a significant customer implementation and the related costs were required to be capitalized.  Purchases of property, equipment and software were higher in 2006 due to the addition of equipment to increase the efficiency of our mailroom operations.

Cash generated in financing activities for the nine months ended September 30, 2007 was $113,000 while cash from financing activities for the nine months ended September 30, 2006 was $306,000.  The amounts for both periods are primarily borrowings on bank lines of credit partially offset by debt payments on the note payable to HealthMarkets.

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

                                None.

Item 3.                    Defaults Upon Senior Securities.

                                None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

                                None.

Item 5.                    Other Information.

                                None.

Item 6.                    Exhibits

(3.1)	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation, as filed on August 9, 2007 (incorporated by reference from Current Report on Form 8-K filed August 10, 2007).
(3.2)	Bylaw Amendment amending the Company’s Second Amended and Restated Bylaws, effective as of August 9, 2007 (incorporated by reference from Current Report on Form 8-K filed August 10, 2007).
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Signature

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: November 9, 2007	By:	/s/ John M. Carradine
John M. Carradine, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ronald K. Herbert
Ronald K. Herbert, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

(3.1)	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation, as filed on August 9, 2007 (incorporated by reference from Current Report on Form 8-K filed August 10, 2007).
(3.2)	Bylaw Amendment amending the Company’s Second Amended and Restated Bylaws, effective as of August 9, 2007 (incorporated by reference from Current Report on Form 8-K filed August 10, 2007).
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.