Form 10-K
period 2007-12-31
HEALTHAXIS INC
filed 2008-03-31
CIK 768892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-13591

HEALTHAXIS INC.

(Exact name of Registrant as specified in its charter)

7301 N. State Highway 161, Suite 300

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

☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                      ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K:                                                                                                           ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐Yes ☒No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,958,860 computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Shares of the Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2008, the Registrant had 8,841,549 shares of Common Stock outstanding.

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

Item 1. Business

General

Healthaxis, Inc. (“Healthaxis” or the “Company”) is a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors.  These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers, third party administrators (“TPA”), preferred provider organizations (“PPO”), and self-administered employer groups provide enhanced claims related services to members, employees, employers and providers at lower cost.  These services are provided through the application of our flexible technology on an Application Service Provider (“ASP”) basis.  These technology solutions are complemented by our web-based capabilities and Business Process Outsourcing (“BPO”) services, which are offered to the Company’s ASP clients and on a stand-alone basis.  BPO solutions include the capture, imaging, storage and retrieval of paper and electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and editing and automated PPO routing (via electronic data interchange or “EDI”) and repricing.  Healthaxis uses its expertise in health insurance operations to customize services to meet the specific needs of its customers and to produce value for those customers by tapping unrealized potential in the customers’ operations to achieve best results.

Our proprietary applications address the specific processing needs of the claims administration segment of the healthcare insurance industry in an efficient and cost-effective manner.  In addition to its core claims and administrative systems, Healthaxis also provides a full suite of web-based tools that complement the core systems.  This includes employee, employer, and provider self service tools which provide online real-time access to personal membership and claims data in addition to benefits information such as plan documents and claim forms.  We also provide a robust online benefits enrollment tool and online pricing and quoting tools used by brokers and others.  These applications turn historically paper-based processes into highly efficient electronic workflows available on demand and streamline the flow of information among the many systems employed by various constituents within the healthcare insurance industry.

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

We have also started to expand into other revenue-generating activities where we see that our current operations provide significant benefit or efficiency.  For example, we announced a new contract with an accounts payable outsourcing company in December 2007, whereby we manage some of their back office functions.  We saw that our experience in running a mailroom and providing data capture services related to healthcare claims was very similar to what our initial customer in this area was doing internally and that we could do the work more efficiently and effectively.  As a result of the arrangement, we become a valuable partner and they are now able to scale and grow more effectively.  We continue to look for other opportunities that may be outside our historical healthcare focus but where our expertise adds significant value.

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

Health Insurance Industry

Healthcare spending is easily the largest sector of the U.S. economy, making up more than 16% of the gross domestic product.  Within that $2+ trillion market, healthcare plan administration accounts for 11% to 15% of expenditures and involves all types of healthcare providers, payers, managed care organizations, third party administrators (“TPA”), reinsurance carriers, preferred provider organizations (“PPO”), medical and dental claim review staffs, employers, and patients. Unlike other types of insurance, healthcare insurance administration frequently results in extensive interaction between the patient, the provider, the insurance carrier and the employer.  Each of these participants must be able to share, process, and access data on a confidential basis in order to perform their respective roles in the healthcare system.  The complexity, the fragmentation and the privacy regulations within the healthcare industry complicate this task.

Healthaxis believes that a significant amount of money is wasted each year through redundant procedures and excessive administrative costs of plan administrators and insurance carriers.  As the overall healthcare industry has increased in size and complexity, the burden of gathering, processing, and managing the health insurance benefit administration and claims process has led to significant administrative bureaucracies, inefficiencies, and high costs.  This burden places increasing strains on the profitability of the overall industry, as variable medical loss ratios, demographics, increased drug costs and several other factors can and have compressed margins. Clearly, the health insurance industry lags behind other transaction-intensive industries, such as the airline and financial services industries, in its use of information technology and appropriate outsourcing arrangements to increase efficiency and effectiveness and reduce administrative costs.

Healthaxis has historically focused on the payer side of this industry. Its target markets include commercial health insurance carriers, self-insured and self-administered employers, TPAs and PPOs, with TPA’s serving self-funded plans currently representing approximately 80% of our revenue.  “BUCA” (Blue Cross Blue Shield, United Healthcare, Cigna, Aetna) have been successful over the past several years at winning business from the TPA market.  While the TPAs have historically been able to win and retain business based on local presence, superior customer service, and competitive administrative fees, these factors are no longer sufficient to offset BUCA claims of better network discounts and the perception of lower healthcare costs.

Thus the continued trend of dramatic annual increases in healthcare costs and market demands for more effective health insurance product designs are forcing payers to look outside of their own organizations for solutions. We believe that there are significant and growing IT outsourcing and BPO opportunities in areas such as front-end paper claims, EDI processing, claims editing and repricing.  Additionally, organizations are pushing for an increased ability to process claims without human intervention (auto-adjudication), which is increasing payers’ willingness to consider Application Service Provider claims solutions and other business process solutions that clean-up a claim and are more cost effective than traditional solutions.

We believe that as healthcare payer organizations continue their competitive quest to provide better value to customers and stockholders, they are increasingly evaluating how to narrow their focus and to concentrate their attention on the activities that bring them the most value. They are looking to outsource more functions that are less strategic.  Healthaxis is in a position to perform more and more of these non-strategic functions for health benefit administrators and claims processors.

Business Strategy

Healthaxis’ mission is to draw upon its health insurance process expertise, its robust proprietary technology applications, and rigorous process control in its production centers to provide health benefit administrators and claims processors with market leading, innovative and flexible web-based connectivity, benefits and claims applications solutions and business process outsourcing solutions. The Company focuses on solutions designed to enable its customers to:

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

Products and Target Markets

The Company has three groupings of products and services, which it primarily sells into the following defined target markets:

Target Markets
Products / Solutions	Third Party Administrators	Health Insurance Payers	Managed Care Organizations	Self- Administered Employer Groups
Benefit Administration and Claims Processing Systems
Insur-Admin	X			X
Insur-Claims	X			X

Web Connectivity Products
Self-Service Applications
• Employee/member module	X	X		X
• Employer module	X	X		X
Broker		X		X
Enroll	X	X		X

BPO Services
• Mailroom	X	X	X	X
• Imaging	X	X	X	X
• Data capture	X	X	X	X
• Claims pre-adjudication	X	X	X	X
• EDI transaction management	X	X	X	X
• Provider cleansing services	X	X	X	X
• Claims editing	X	X	X	X
• Claims re-pricing	X	X	X	X

Benefit Administration and Claims Processing Systems

Healthaxis provides web-enabled systems for the administration and processing of health insurance claims (e.g., medical, dental, defined contribution, vision, disability, health reimbursement accounts, health spending accounts and flexible spending accounts) on an application service provider basis.  The principal target market is third party administrators.  The Company utilizes a technology platform built around IBM-based hardware and software.  The software and processing capabilities are hosted in professionally managed facilities, with clients’ processing centers connected through various highly-secure means.

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

Insur-Claims.  Insur-Claims is a comprehensive claim processing system for employer as well as consumer driven plans, including health, dental, vision, short-term disability, long-term disability, executive reimbursement, health reimbursement and health spending accounts, and medical and dependent care flexible spending accounts.  A rules-based approach, which includes un-bundling and re-bundling edits, allows Insur-Claims to be fully customized and allows the system to handle complex benefit structures and provider reimbursement arrangements.  Through user-defined rules and batch processing, Insur-Claims can achieve auto-adjudication rates of up to 80% for medical claims and up to 90% for dental claims.  The system has extensive preferred provider organization capabilities and can perform preferred provider organization re-pricing functions. Insur-Claims facilitates utilization management, including pre-certifications, referrals and authorizations.  Insur-Claims accepts electronic data interchange, or “EDI”, transactions and provides for automated adjudication of those transactions.  Insur-Claims is web-enabled and can provide claim status inquiry, including access to processed “explanation of benefits” for the employee. Insur-Claims is based on a paperless workflow, which begins with the imaging of all documents. These document images are tied to patients and claims and provide fast and efficient client service resolution.

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

The products and services provided in this suite of products are:

Employee/Member and Employer Self-Service. This solution allows plan members/employees and employers to have direct access to administrative and claims information via a HIPAA-compliant and secure interface.  Through an inquiry process, members/employees have access to coverage, demographics, eligibility, claims status, explanations of benefits, provider directories, plan new hire/change forms, and the ability to track their deductible and flexible spending accounts.  Our self-service portal provides employer groups with the same functionality that is provided to their employees, such as eligibility and claims status inquiry, plan documents and directories, plan change forms, and more.

Broker. The Broker solution is a highly customizable distribution solution for online quoting and proposal management for small group products.  This e-enabled solution permits brokers and agents to more effectively interact with their potential customers, as well as benefit from increased efficiency when working with the carrier. This product supports an expanded broker distribution base, increased consumer-direct sales, higher closing ratios, increased retention rates and opportunities to cross sell ancillary products, reduced turnaround/fulfillment timeframes, and a reduction in paper usage (handling, printing, and postage). The Broker solution is highly scalable and easily customized to fit a company’s existing “look & feel” to match their unique brand image

Enroll. Healthaxis’ enrollment solutions provide a 24/7, web-based, self-service environment for members/employees and enrollment administrators alike.  These solutions are capable of supporting a wide range of benefit plans, including medical, dental, life, vision, medical and dependent care flexible spending accounts, and accident and disability.  Other enrollment information can also be captured and managed including individual and dependent demographic information, other insurance, primary care physician and dental facilities, and beneficiaries.

Enrollment features also include online plan information and summary plan documents, online help, email capability to enrollment administrator, secure confirmation notifications, bulletin board of web links and supporting documents controlled by the enrollment administrator, secure access, and administration monitoring and reporting.

Business Process Outsourcing Services

Healthaxis performs imaging and data capture outsourcing services to convert paper transactions in the form of healthcare claims into electronic transactions. The resulting data is downloaded to the client’s internal claims adjudication database or, for those clients utilizing Healthaxis’ claim processing solutions, to Healthaxis’ Insur-Claims for adjudication and payment.  Claims also may be re-priced by Healthaxis or routed via electronic data interchange (“EDI”) to PPO organizations to be re-priced in accordance with provider discount agreements.  Healthaxis performs claims pre-adjudication services utilizing rules-based software logic to scrub data prior to submission to a back-end adjudication system, in addition to claims editing services, which apply certain clinical logic for validating claims.  Healthaxis also offers provider database cleansing services designed to clean-up a customer’s provider files, thereby saving data processing resources, increasing auto-pay rates and helping to ensure more accurate claims adjudication.  As a complement to these imaging and data capture services, the Company provides mailroom services whereby it receives and sorts incoming healthcare claim forms prior to imaging.  The target markets are health insurance carriers, third party administrators and preferred provider organizations.

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

Our expansion into accounts payable processing services also falls under our BPO services.  At a high level, we saw that managing healthcare claims and accounts payable processes are very similar.  We are able to provide mailroom, scan, optical character recognition (OCR), and data capture services for accounts payable processing in a manner that is comparable to what we do for our other customers.  Because of our scale, our multiple locations, our proven processes, and our ability to ramp up as needed, we are able to do the work more efficiently and effectively than our initial customer in this area was able to achieve.  We continue to look for other opportunities that may be outside our historical healthcare focus but where our scale and expertise add significant value.

Ultimate TPATM

                In 2006, Healthaxis introduced its Ultimate TPA solution.  This is Healthaxis’ unique combination of technology and BPO services offered as a best-in-class turnkey solution.  Historically, Healthaxis has sold its services on an a la carte basis where customers would select from Healthaxis offerings in one or more of the three groupings above (BAS, Web, or BPO).  Each of the offerings is highly customizable, which can lead to significant implementation time and cost. With the Ultimate TPA solution, we package all of the services relevant to a typical TPA using standard options and limited customization.  This approach permits a faster and less expensive implementation of the solution and allows us to effectively market to smaller TPAs looking to gain the efficiencies and processes of a significantly larger organization.  We price the Ultimate TPA at a fixed price per employee life per month.  As a result, the Ultimate TPA enables growth minded organizations to pursue their expansion objectives with minimal capital and infrastructure investment, and with affordable and predictable ongoing costs.

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

Competition

Healthaxis believes it has an advantage over its competitors by offering a broader range of service offerings to the health insurance payer and third party administrator markets on an outsourced basis.  We cover the full claim lifecycle from claim receipt to adjudication to issuing payment and sending the Explanation of Benefit (EOB) documents.  By controlling the entire process, we provide our customers a one-stop solution.  Further, by delivering our services on an ASP basis, we are able to provide updates and control the processing environment.  For example, enhancements related to National Provider Identification (NPI) were available to our customers immediately upon completion with no need on their part to upgrade hardware, software, or installation of patches.  We thus serve as a significant component of our customers’ IT organization and allow them to focus on their core competencies in sales and customer service.

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

Healthaxis’ major competitors by product are as follows:

•                  Benefit administration and claims processing systems — TriZetto, DST Systems, Inc., Mphasis-Eldorado Computing, SunGard/SBPA, and Acclimation Systems, Inc.

•                  Web connectivity products — Payer In-house Solutions, TriZetto, Healthation, HealthTrio, Connecture, HealthX and eBenX.

•                  BPO services — Affiliated Computer Services, Emdeon, Future Vision, GTESS, Sourcecorp, Data Dimensions and an increasing number of offshore vendors.

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

Internet Technology. Healthaxis’ web services are based upon a distributed computing environment consisting of multiple Compaq and IBM servers utilizing Microsoft Windows 2000 operating systems and VMware.  The network is built on various other Microsoft applications for serving-up Internet information, applying certain business logic and storing information in relational databases.  Additional software for performing workflow, print and PDF technology is obtained from Jetform.  All transactions between Healthaxis and the client or end-user are secured and encrypted where applicable.

Data Center Core Processing Environment.  Healthaxis has connectivity to several customers via dedicated data lines and VPN connections.  The Company’s computer operations reside in a fully redundant, Navisite data center in Vienna, Virginia.  The facility houses the following processing equipment and systems:

•                  Multiple IBM RS6000 processors running on UNIX / AIX operating systems

•                  Multiple Compaq and IBM servers running on Windows 2000 operating systems and VMware

•                  IBM FastT storage area network (SAN)

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

Employees

As of December 31, 2007, the Company has 181 employees, including 73 full-time professional employees, most of whom are based in Irving, Texas, and 108 production center employees who are located in Utah, Texas and Jamaica.  The number of production center employees varies with business volume.  None of Healthaxis’ employees is represented by a labor union or collective bargaining agreement.  The Company considers its employee relations to be good.

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

The business of a limited number of our clients represents a significant component of our continuing operations.  For the year ended December 31, 2007, our three largest clients (The Parker Group, HealthScope Benefits, and NCAS Inc.) accounted for an aggregate of 64% of revenues.  Each year, we have several customers whose contracts are up for renewal.  Historically, we have successfully renewed most contracts prior to their expiration and we have the benefit of working with some of our customers for more than twenty years.

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

We rely in part upon third party vendors for the delivery of some of the services we contract to deliver to our clients. We have alternatives in each case, but the alternatives could be expensive and time consuming to implement. If any of these vendors ceased providing the product or service on which we rely, our business could be interrupted until such time as we are able to replace the product or service and integrate it with our own product and service offering. Such interruptions could be in violation of our service level commitments to our customers. The key third party vendors on which we rely include:

•                  Emdeon (formerly Advanced Business Fulfillment) and AdminiSource  — unaffiliated vendors which print and mail the majority of output from our claims system, namely beneficiary checks, explanation of benefits and letters.

•                  Gentran — which supplies software that supports our ability to receive and transmit transactions and files electronically.

•                  Navisite — which provides our data center facilities.

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

We conduct imaging and data capture operations related to the conversion of insurance claims information to electronic form in Jamaica through an indirect subsidiary. For the year ended December 31, 2007, we earned approximately 7% of our total revenues from our Jamaican operations. There is less government regulation in Jamaica than in the United States, and there may be more difficulty in enforcing Jamaican legal rights. Additionally, there is the possibility, although remote, of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability, labor difficulties, or diplomatic developments that could affect our Jamaican operations and assets. While these factors have not to date had a material adverse impact on our business, if an adverse event occurred, it could materially disrupt our business operations, jeopardizing our ability to meet our contractual obligations and lead to higher expenses.

The proximity of our Jamaican operation to the ocean-front could expose our facility to damage from a tropical storm or other natural catastrophe. While we maintain insurance coverage on the facility and have also established back-up and business continuity plans, we could experience downtime and could incur additional expenses related to relocation or repair of the facility, should this occur.

Currently, our Jamaican subsidiary is able to take advantage of the Jamaican labor market, which provides competent and inexpensive labor. As of December 31, 2007, our Jamaican subsidiary had approximately 77 employees. If the risks or problems posed by conducting operations in Jamaica require significant financial or managerial resources, or we are forced to relocate these operations on-shore or elsewhere off shore, our costs to reestablish these services could increase.

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

As a public company, we are incurring significant additional legal, accounting and other expenses.  The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Stock Market, required numerous changes in the practices of public companies.  These new rules and regulations have resulted in increased legal and financial compliance costs and management efforts, and we expect those costs and efforts to continue to increase, particularly in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  We cannot predict or estimate the additional costs we may incur, but these additional costs and demands on management time and attention may harm our business and results of operations.

If we fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial results or prevent fraud.  As a result, investors may lose confidence in our financial reporting.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting.  Among other things, we must perform systems and processes evaluation and testing.  We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We are required to provide management’s assessment of internal controls in conjunction with the filing of this report and we expect that we and other non-accelerated filers will be required to provide an auditor’s attestation on our internal controls as of December 31, 2009, in the Form 10-K to be filed in the first quarter of 2010.  In the future, our continued assessment, or the assessment by our independent registered public accounting firm, could reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in future Annual Reports on Form 10-K.  We believe, at the current time, that we are taking all appropriate steps to mitigate these risks.  However, potential disclosures of this type could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock.  Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.  If we have deficiencies in our internal controls over financial reporting, it may negatively impact our business and operations.

We are exploring a range of strategic options that we may or may not pursue and that may disrupt our operations or otherwise yield unforeseen results.

                In December 2007, we announced that we are in the process of exploring various strategic options designed to best enhance the value of the Company.  Those options may include, but are not limited to, a sale or merger of the Company with a larger organization.  There can be no assurance that any particular strategic option will be pursued or that any transaction will occur, or on what terms.  If we continue to execute our operating plan instead of pursuing a strategic option, our stock price could decline.  In addition, we may be unsuccessful in implementing an option that is chosen by our Board of Directors or we may implement an option that yields unexpected results.  The process of continuing to review, and potentially executing, strategic options may be very costly and time-consuming and may distract our management and otherwise disrupt our operations, which could have an adverse effect of our business, financial condition and results of operations.

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

                As a result of a financing transaction closed in May 2005, Tak Investments currently owns 2,222,222 of our outstanding shares of common stock, representing 25% of the Company’s outstanding voting shares of common stock as of March 20, 2008 and beneficially owns 5,555,556, or 46% of the Company’s fully diluted shares of common stock.  Further, if the warrants held by Tak Investments are fully exercised for the maximum number of shares of common stock provided thereunder, but no other common equivalents are exercised or converted into shares of common stock, Tak Investments would own 56% of the Company’s outstanding shares of common stock.  Based on Tak Investments’ownership block, it is able to exert substantial influence over, and could actually control, the outcome of common shareholder votes.

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

In addition to the risks to our common shareholders arising out of Tak Investments’ substantial beneficial ownership of our common stock, as long as Tak Investments maintains the required level of stock ownership specified in the Investor Rights Agreement entered into by the Company and Tak Investments, Tak Investments will have the right to nominate between one and three members to the Company’s Board of Directors, and will therefore be able to exert significant influence over the Company’s business.  In addition, Tak Investments holds a warrant to purchase 3,333,333 shares of our common stock, which may be exercised at any time prior to the second anniversary of the date of registration with the SEC of the resale of such shares and other shares beneficially owned by Tak Investments.  We are also required to obtain the consent of Tak Investments prior to selling the Company or effecting certain other fundamental corporate activities until the second anniversary of the date of registration for resale of such shares and other shares beneficially owned by Tak Investments.  To date, we have not yet completed the registration of the shares of common stock covered by the aforementioned warrant and some other shares beneficially owned by Tak Investments, so we do not yet know when the aforementioned warrant or consent rights will expire.  Simultaneously with our closing of the financing transactions with Tak Investments in May 2005, we also entered into a five-year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with Tak Investments and owned by Mr. Sharad Tak.  Under the terms of this agreement, Healthcare BPO

Partners is providing India-based personnel and infrastructure that we use to provide business process outsourcing services and other software development and technical support services to support our operations.  Although we directly manage these personnel resources in accordance with our policies and procedures, these India-based operations are subject to the risks of non-US operations, similar to those faced by our Jamaica operations.

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

Item 1B. Unresolved Staff Comments

                None

Item 2.    Properties

Healthaxis’ headquarters is located in a leased facility in Irving, Texas, a suburb of the Dallas metropolitan area.  The Company owns no real property and conducts its business through the following leased facilities:

Address	Square Feet	Lease Expiration

7301 North State Highway 161, Suite 300, Irving, TX	20,000	June 2010
670 East Main St, Castle Dale, UT	2,920	December 2010
1-3 Pimento Way, Montego Freeport, Montego Bay, Jamaica	6,500	February 2010

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

	2007		2006
	High	Low	High	Low
First Quarter	$2.70	$1.18	$1.72	$1.02
Second Quarter	2.20	1.50	1.65	0.75
Third Quarter	2.05	1.21	1.46	0.67
Fourth Quarter	1.73	0.42	1.78	1.20

On March 20, 2008, the closing price of Healthaxis common stock was $0.70.  There were 139 shareholders of record as of March 20, 2008, although Healthaxis believes that the number of beneficial owners of its common stock is substantially greater.

Dividends

Healthaxis did not pay a cash dividend on its common stock in 2007 or 2006 and does not anticipate paying cash dividends on its common stock for the foreseeable future.  Any payment of cash dividends on its common stock in the future will be at the discretion of the board of directors and subject to some limitations under the Pennsylvania Business Corporation Law and the Certificate of Designation of our Preferred Stock, and will depend upon factors such as the Company’s earning levels, capital requirements, financial condition and other factors deemed relevant by the board of directors.  When and as declared by our Board of Directors, the holders of shares of our Preferred Stock have the right to receive a nominal dividend of $.0001 per share semi-annually, aggregating to less than $1,000 per year in total to all holders of Preferred Stock, and otherwise on a pro-rata basis to the extent that dividends are paid to holders of common stock.  Healthaxis did not declare or pay a dividend on its Preferred Stock in 2007 or in 2006.

Item 6.  Selected Financial Data.

Not applicable under smaller reporting company scaled disclosure requirements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed in the forward looking statements as a result of various factors, including those set forth under “Business-Risk Factors” elsewhere in this report or in the information incorporated by reference in this report.  You should read the following discussion and analysis in conjunction with “Selected Consolidated Financial Data” included in this report, as well as our consolidated financial statements and related notes thereto appearing elsewhere in this report.

Overview

During the second half of 2007, we resumed progress toward our target of profitability.  The first thing you will likely notice is that annual revenue declined $649,000.  As we started the year, we expected that one of our historically significant customers would stop working with us because they were acquired by a larger organization with different goals.  That customer indeed terminated use of our services in the second quarter of 2007, and the difference between revenue we earned from them in 2006 and 2007 was $773,000.  Thus, excluding this one customer, we would have grown our revenue slightly this year.  Our operating expenses reflected two major shifts.  First, the amount of capitalized costs from customer implementations and software development declined by $688,000.  Second, we continued taking action to reduce certain operating expenses by $1.4 million.  The net operating expense reduction was $552,000, which is further explained in the detailed “Results of Operations” section below.  Thus, after considering the revenue decline of $649,000 and the positive impact of cutting certain operating expenses by $1.4 million, the operating loss for 2007 was only slightly more than 2006.

Other important points include:

•                  In the fourth quarter of 2007, we reduced the operating loss as compared to the second and third quarters of 2007.

•                  We generated positive cash flow from operating activities of $365,000 in the fourth quarter of 2007.

•                  During 2007, we announced multiple new customer wins in our traditional lines of business and extended the term and/or scope of our relationship with several existing customers.

•                  The Company extended lines of credit for working capital and equipment purchases that have expanded our available liquidity and strengthened our financial condition to support continuing growth.

•                  In the fourth quarter, we signed a new customer focused on accounts payable outsourcing.  We found that our strengths in processing healthcare claims are transferable to helping them with accounts payable processing and found a niche that has the potential of providing additional revenue and margin growth.

•                  We have announced that we are evaluating various strategic options which could include the sale or merger of the Company with a larger organization that would enable the Company to augment its own business operations or service and solution offerings.

In 2008 we will continue to focus upon our target of reaching consistent profitability and generating positive cash flow while continuing to pursue opportunities to grow revenue and expand into complementary markets or niches.

Revenue Model.  The Company’s revenues consist primarily of application service provider (ASP) fees, transaction fees, BPO services fees, and professional service fees.  Our ASP services revenue is substantially dependent on our customers’ usage of our proprietary software systems and our agreements with customers contain a license for the use of the relevant software, but the customer does not have the contractual right to take possession of the software. The customer’s access to the Company’s hosted software is through dedicated data lines or the Internet.  With some exceptions, the Company has not historically licensed its benefits administration and claims processing software for installation on customers’ systems.  No new such licenses were granted since 2003 and the only revenue since that time from such licenses were ongoing fees from past licenses that are payable based on customer usage. These revenue sources are described below.

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

Due to the ASP nature of our business model, more than 85% of our revenue is recurring from one month to the next.  License fees recur each month and increase or decrease based on the number of employees served by our customers.  Transaction fees and BPO services tend to follow a monthly pattern and the number of claims and number of business days in the month are the key variables to determining each month’s revenue.  Professional services revenues also tend to follow a predictable pattern of recurring support needed each month, but we often get requests to provide additional support or add-on functionality for which we charge separately.

Since we have the base functionality in place with our existing fixed cost structure (our operations staff), we benefit from being able to leverage our cost structure.  Following implementation, the incremental lives or customers have a nominal incremental cost as related to license fees (thus a higher margin) while transaction fees and BPO services tend to maintain a consistent services-business type of margin.  Adding a significant number of claims paying lives to our system would dramatically improve the gross profit of the Company as was seen in 2006.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

	(Table in thousands)
	Year Ended Dec. 31,
	2007	2006	Change

Revenues	$16,025	$16,674	$(649)
Cost of revenues	13,497	13,826	329
Gross profit	$2,528	$2,848	$(320)
% of revenue	16%	17%

Revenues were approximately $649,000 (4%) lower for the year ended December 31, 2007 compared to the same period in 2006.  ASP license fees increased approximately $130,000 due to an increase in the number of customer lives covered on our systems.  BPO services revenue decreased approximately $775,000 and transaction fee revenue decreased approximately $172,000, of which $773,000 was due to the loss of a customer acquired by a larger organization as anticipated and previously described.  The remainder of the decline in BPO services revenues and transaction fees resulted from a decrease in lives from some existing customers which resulted in fewer claims and transactions processed, and a continuing shift in the healthcare industry from paper claims to a higher volume of electronic claims.  Professional services revenue increased $209,000, due largely to ongoing support for the recently implemented customers.  From a quarterly perspective in 2007, revenue increased $105,000 from the third quarter to the fourth quarter.  The net decline in revenue in 2007 from the first quarter to the second quarter and also from the second quarter to the third quarter was less than the decline resulting from the aforementioned customer loss.  In other words, excluding the loss of the single customer, revenue would have increased each subsequent quarter in 2007.  This one customer accounted for revenue of $419,000 in the first half of 2007.

Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables, and are partially reduced by the capitalization of certain costs incurred (primarily employee compensation) for new customer implementations and software development projects.  Gross profit as a percent of revenue decreased from 17% in 2006 to 16% in 2007.  Cost of revenues declined $329,000 in the year ended December 31, 2007 compared to 2006 because cost reductions totaling more than $1.0 million were only partially offset by the impact of a $688,000 decrease in costs capitalized for implementations and development.  Since capitalized costs are a reduction to expense, a decrease in capitalized costs has the effect of increasing cost of revenues.  Capitalized costs declined in 2007 primarily because we spent less time on customer implementations during the year.  We applied a significant amount of our resources during 2006 toward the implementation of a large TPA (and a significant customer) that was completed early in 2007.  Other implementations that we undertook in 2007 did not match the magnitude of the implementation associated with that significant customer.  The cost reductions achieved in 2007 included a) $536,000 reduction in variable labor due to lower BPO service volumes and increased BPO services efficiency, b) $249,000 reduction in fixed costs such as data lines as we continue to carefully monitor and control our cost structure, c) $136,000 in lower salaries resulting from ongoing changes to the organization, and d) $120,000 reduction in other variable costs such as travel and supplies, also due to stringent cost control.  These cost reductions were partially offset by non-cash equity compensation expense recorded in cost of revenues of $65,000 in 2007.  There was no such equity compensation expense in cost of revenues for 2006.

	(Table in thousands) Year Ended Dec. 31,
	2007	2006	Change

Sales and marketing expense	$894	$1,252	$(358)
General and administrative expense	2,494	2,359	135
Interest and other income, net	112	115	(3)
Interest expense	(245)	(202)	(43)
Income tax (provision) benefit	(12)	324	(336)

Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows, media advertising, travel, and website development costs. These expenses decreased $358,000 in the year ended December 31, 2007 compared to 2006.  This decrease reflects the impact of higher severance paid in 2006 following the reduction in the sales team during 2006 plus the full year impact of a lower salary structure in 2007.  Total non-cash equity compensation expense recorded in sales and marketing expense was $18,000 in 2007.  There was no such expense in 2006.

General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs.  These expenses increased $135,000 in the year ended December 31, 2007 compared to 2006.  The increase resulted primarily from increasing the allowance for doubtful accounts by $102,000 as compared to no such increase in the prior year, non-cash equity compensation expense from the vesting of restricted stock to employees of $90,000 in 2007 as compared to no such expense in the prior year and consulting fees of $78,000 to assist with management’s assessment of internal controls as required by the Sarbanes-Oxley Act of 2002.  These increases were partially offset by the impact of a payment of approximately $81,000 in the fourth quarter of 2006 to settle litigation related to employment claims from operations discontinued in 2002, combined with reductions in insurance premiums and reduced spending on other professional services such as attorneys and auditors.  Total non-cash equity compensation expense recorded in general and administrative expense, including the amount for employees discussed above plus the amount for members of the Board of Directors, was $218,000 and $90,000 in 2007 and 2006, respectively.

Interest and other income, net decreased $3,000 in the year ended December 31, 2007 compared to 2006, due primarily to lower cash balances but somewhat offset by higher interest rates.

Interest expense increased $43,000 in the year ended December 31, 2007 compared to the same period of 2006 due to a full year of interest charges on the Company’s lines of credit which carried a higher rate of interest, partially offset by reduced principal under the note payable to UICI/HealthMarkets.

Provision for income taxes was $12,000 for the year ended December 31, 2007 compared to a benefit of $324,000 in the same period of 2006.  Effective January 1, 2007, the Company is accruing an estimate of the tax due under the new margin tax enacted by the State of Texas.  The benefit last year was due to the reversal of a contingent tax liability following the expiration of the statute of limitations.

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

Cost of revenues declined $663,000 in the year ended December 31, 2006 compared to 2005 as the result of a) increased capitalization of startup costs in 2006 related to the significant customer implementation in process, b) lower amortization of capitalized software development costs in 2006 as projects became fully amortized, and c) lower facilities costs in 2006 resulting from the June 2005 headquarters office move.  These factors were partially offset by a) higher transaction processing costs from vendor partners related to the increase in transaction fee revenue and b) increased personnel costs related to the significant implementation.  Cost of revenues was 83% of revenues in the 2006 period compared to 92% in the 2005 period.

	(Table in thousands)
	Year Ended Dec. 31,
	2006	2005	Change

Sales and marketing expense	$1,252	$1,139	$113
General and administrative expense	2,359	2,566	(207)
Reversal of contingent tax liability	—	(979)	979
Lease abandonment charge	—	537	(537)
Amortization of intangibles	—	84	(84)
Interest and other income, net	115	116	(1)
Interest expense	(202)	(236)	34
Income tax benefit	324	—	324

Sales and marketing expenses increased $113,000 in the year ended December 31, 2006 compared to 2005.  The increase is primarily due to personnel and severance expenses resulting from restructuring the sales team during 2006.

General and administrative expenses decreased $207,000 in the year ended December 31, 2006 compared to 2005.  The decrease was a result of lower facility costs related to the June 2005 office move combined with lower professional fees and insurance premiums.  These improvements were partially offset by a non-cash equity compensation charge of $90,000 resulting from the vesting of restricted stock granted principally to members of the board of directors and a payment of approximately $81,000 in the fourth quarter of 2006 to settle litigation related to employment claims from operations discontinued in 2002.

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

Amortization of intangibles includes the amortization of developed software and customer base acquired in the January 2001 Healthaxis merger. These expenses were reduced $84,000 in the year ended December 31, 2006 compared to 2005, as the intangibles were fully amortized in January 2005.

Interest and other income, net decreased $1,000 in the year ended December 31, 2006 compared to 2005, due primarily to lower cash balances but somewhat offset by higher interest rates.

Interest expense decreased $34,000 in the year ended December 31, 2006 compared to the same period of 2005 due to reduced principal under the note payable to UICI/HealthMarkets, partially offset by new interest charges on the Company’s lines of credit.

Income tax benefit in the third quarter of 2006 was the result of the reversal of a contingent income tax liability upon the expiration of the statute of limitations.  There was no income tax benefit or expense in 2005.

Liquidity and Capital Resources

Overview of Cash Resources

At December 31, 2007, our cash and cash equivalents were $2.6 million compared to $3.4 million at December 31, 2006.  The sources and uses of cash during 2007 are described more fully in “Analysis of Cash Flows” below.  The Company’s focus is on becoming consistently profitable and generating positive cash flow.   We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months.  However, in the event that we are unable to maintain or increase our revenues, or effectively reduce our expenses to a level commensurate with our revenues, or raise additional capital, then our business would likely be adversely affected.

The Company is encumbered with certain costs of being a public company, which cause its overhead structure to be higher than that normally associated with a company its size.  The Company’s general and administrative expenses have been approximately 15% of revenue and of this amount, more than $900,000 is solely attributable to being a public company.  Management believes the costs of remaining a public company will continue to be a significant burden on operating results and will increase further in 2009 when auditor fees are expected to rise further due to the need for them to provide their opinion on internal control as required under the Sarbanes-Oxley Act of 2002.

As previously discussed, the Company had a note payable to UICI of approximately $93,000 as of December 31, 2007.  Effective July 31, 2006, the Company extended the note payable to HealthMarkets (formerly known as UICI).  Under the prior promissory note, the balance of approximately $1.5 million would have been due at its maturity date of September 30, 2006.  Under the renewal promissory note, Healthaxis paid HealthMarkets $500,000 in August 2006 and continued to make monthly payments equal to the greater of $65,000 or one-half of the monthly invoice amount for services rendered to an affiliate of HealthMarkets.  A final installment in the amount of all outstanding principal plus accrued interest was paid in January 2008.

On April 16, 2007, the Company amended its Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”), which provides for a revolving working capital line and equipment advances. Under the LSA, the Company may borrow (a) up to the lesser of (i) $3 million or (ii) 80% of eligible accounts receivable subject to certain adjustments under the working capital line and (b) up to $1 million for equipment purchases completed by September 30, 2007.  Based on the calculation of the borrowing base as of December 31, 2007, we would have been eligible to draw up to approximately $2.1 million under the working capital line of credit, of which we had drawn and outstanding $800,000 on that date.  The Company borrowed $500,000 under the working capital line in August 2006 for the required HealthMarkets note payment, drew an additional $300,000 for general working capital needs in December 2007, and drew $774,000 on the equipment line related to equipment purchases made during 2006 and 2007.  The Company began making payments on the equipment line of credit in October 2007 in accordance with the payment terms, had a balance outstanding of $705,000 at December 31, 2007 and expects to make principal payments of $313,000, $313,000 and $79,000 in 2008, 2009 and 2010, respectively.

Advances under the LSA bear interest at SVB’s prime rate plus 1.0% for revolving advances or 1.5% for equipment advances.  The revolving line also has an unused line facility fee equal to 0.375% per annum of the average unused portion of the revolving line.  The LSA contains customary affirmative and negative covenants, and requires that the Company maintain specified Adjusted Quick Ratio (ratio of certain current assets to certain liabilities as defined in the LSA), EBITDA, and debt service coverage requirements. The advances under the LSA are secured by a first priority lien on substantially all the assets of the Company, including intellectual property. The revolving working capital line matures April 16, 2009 and the equipment line matures March 1, 2010.  The Company is in compliance with its covenants at December 31, 2007.

With regard to maintaining cash flow from current customers, we are dependent on a small number of clients to generate a significant amount of annual and quarterly revenues.  We believe that the relationships with our customers are generally positive.  For the year ended December 31, 2007, our three largest customers accounted for 64% of revenues.  New sales to other customers and anticipated growth from recently implemented customers are expected to partially offset the concentration of our business with our top customers.  We believe that Healthaxis offers competitive, and competitively priced, products and services to its target markets.  However, there can be no assurances that we will be successful in achieving our revenue growth goals.

Analysis of Cash Flows

Cash used in operating activities for the year ended December 31, 2007 was approximately $79,000, as compared to $31,000 and $2.4 million for 2006 and 2005, respectively.  The insignificant increase in cash used in 2007 as compared to 2006 resulted as changes in working capital, mainly accounts receivable and deferred revenues, which mainly offset each other.  Likewise, the increase in net loss was almost completely offset by the reversal of the contingent tax liability in 2006.  The decrease in cash used in 2006 compared to 2005 resulted primarily from the reduction in the net loss of $1.7 million and an increase in deferred revenues of $1.0 million, partially offset by an increase in accounts and notes receivable of $1.4 million.

Cash used in investing activities for the year ended December 31, 2007 was $813,000, as compared to $1.8 million and $1.0 million for 2006 and 2005, respectively.  The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and the acquisition of property, equipment and software.  Capitalized software development and contract startup costs decreased in 2007 as compared to 2006, as significantly more time was spent in 2006 related to a significant customer implementation and the related costs were required to be capitalized.  Purchases of property, equipment, and software were higher in 2006 due to the addition of equipment to increase the efficiency of mailroom operations.  The increase in cash used in 2006 compared to 2005 resulted primarily from the increase in capitalized startup costs related to that significant new customer implementation.

Cash provided by financing activities for the year ended December 31, 2007 was $151,000, as compared to $467,000 for 2006 and $4.3 million in 2005.  Financing activities in 2007 included note payments to HealthMarkets and payments on the Company’s equipment line of credit, more than offset by proceeds of $300,000 from the working capital line of credit and proceeds of $259,000 from the equipment lease line of credit. The cash provided by financing activities in 2006 resulted from the $500,000 payment to HealthMarkets in conjunction with the execution of the renewal promissory note, proceeds of $500,000 from the working capital line of credit, and proceeds of $516,000 from the equipment lease line of credit.  During the months we performed services for HealthMarkets, monthly credits to HealthMarkets under the renewal promissory note were netted against accounts receivable and therefore are reflected as a non-cash financing activity in the Consolidated Statements of Cash Flows.

Lease and other commitments

Healthaxis has certain capital and operating lease commitments over the next five years.  These leases are primarily for office space and data processing equipment.  In April 2005, the Company entered into a lease for approximately 20,000 square feet of office space located at 7301 North State Highway 161, Irving, Texas.  The new lease was entered into to provide space for the relocation of the Company’s corporate headquarters from the former location at 5215 North O’Connor Blvd, Irving, Texas, where the Company occupied approximately 31,300 square feet.  Lease payments on the new lease started on January 1, 2006, which coincided with the termination of the North O’Connor Blvd. lease on December 31, 2005.  The new lease also provides terms under which ownership of certain furniture and equipment were conveyed to the Company in April 2007.  As previously discussed, the Company accrued a lease abandonment charge of $537,000 in 2005, based upon the future lease payment obligation as of the cease-use date plus other relocation expenses.  Based upon the reduced square footage and the lower rental rate per square foot of the new facility, the Company has realized a cash savings of over $700,000 per year, including lease expenses, utilities, parking, and property taxes, commencing in July 2005.

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

See “Overview - Revenue Model” above.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed.  The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events and circumstances indicate that the carrying amount of the asset may not be recoverable.  The Company’s policy is to record an impairment loss when it is determined that the carrying value of the asset exceeds the sum of the expected undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value.  Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

On January 1, 2007, the Company adopted the provisions for FIN 48, which is an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  Prior to January 1, 2007 and the implementation of FIN 48, the Company recorded tax contingencies when the exposure item became probable and reasonably estimable, in accordance with SFAS No. 5, Accounting for Contingencies.  The adoption of FIN 48 has not had a material effect on our financial position or results of operations for 2007 and we do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Additionally, FIN 48 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws.  Our policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting FIN 48.  The interest and penalties as of December 31, 2007 and for the years ended December 31, 2007, 2006 and 2005 were zero.  The Company files tax returns in each jurisdiction in which it is registered to do business.  For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax for the years before 2003.

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

Not applicable under smaller company scaled disclosure requirements

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Healthaxis Inc. and Subsidiaries

We have audited the consolidated balance sheets of Healthaxis Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthaxis Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Healthaxis Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007 included in the accompanying Management Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/  McGladrey & Pullen, LLP

Dallas, Texas

March 27, 2008

Healthaxis Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,621	$3,362
Accounts and notes receivable, net of allowance for doubtful accounts of $109 and $7, respectively	2,630	2,943
Prepaid expenses	510	544
Total current assets	5,761	6,849

Property, equipment and software, less accumulated depreciation and amortization of $7,213 and $6,554, respectively	1,361	1,550
Contract start-up costs, less accumulated amortization of $2,599 and $2,026, respectively	1,214	1,340
Goodwill	11,276	11,276
Other assets	80	303
Total assets	$19,692	$21,318

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,215	$1,498
Accounts payable to related parties	84	89
Accrued liabilities	640	509
Deferred revenues	1,309	1,612
Note payable, current portion	93	750
Working capital and equipment lines of credit, current portion	313	655
Current portion, post retirement and employment liabilities	121	124
Current portion, capital lease obligations	—	57
Total current liabilities	3,775	5,294

Note payable	—	93
Post retirement and employment liabilities	704	768
Working capital and equipment lines of credit	1,192	361
Deferred rent	267	306
Other liabilities	202	174
Total liabilities	6,140	6,996

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares: Series A Convertible, Issued and outstanding 740,401 (no liquidation preference)	740	740
Common stock, par value $.10: authorized 1,900,000,000 shares, Issued and outstanding 8,319,805 and 8,172,112 shares, respectively	832	817
Notes receivable from employees	(5)	(23)
Additional paid-in capital	450,618	450,416
Accumulated deficit	(438,633)	(437,628)
Total stockholders’ equity	13,552	14,322
Total liabilities and stockholders’ equity	$19,692	$21,318

See notes to consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands except share data)

	Years Ended December 31,
	2007	2006	2005

Revenue	$16,025	$16,674	$15,705

Expenses:
Costs of revenues	12,644	12,762	14,113
Costs of revenues to related parties	853	1,064	376
Sales and marketing	894	1,252	1,139
General and administrative	2,494	2,359	2,566
Reversal of contingent tax liability	—	—	(979)
Lease abandonment charge	—	—	537
Amortization of intangibles	—	—	84
Total expenses	16,885	17,437	17,836

Operating loss	(860)	(763)	(2,131)

Interest income and other income (expense)	112	115	116
Interest expense	(245)	(202)	(236)

Loss before income taxes	(993)	(850)	(2,251)
Income tax (provision) benefit	(12)	324	—

Net loss	$(1,005)	$(526)	$(2,251)

Net loss per share of common stock (basic and diluted)	$(0.12)	$(0.07)	$(0.44)

Weighted average common shares and equivalents used in computing loss per share — basic and diluted	8,253,765	7,030,153	5,174,159

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars and shares in thousands)

					Additional		Employee
	Preferred Stock		Common Stock		Paid-In	Accumulated	Notes
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total
Balance, December 31, 2004	3,100	$3,100	3,518	$352	$444,221	(434,851)	$(23)	$12,799

Net loss						(2,251)		(2,251)
Sale of Common Stock			2,222	222	4,034			4,256
Conversion of Preferred Stock to Common	(348)	(348)	349	35	313			—
Stock option compensation	—	—	—	—	3	—	—	3
Balance, December 31, 2005	2,752	2,752	6,089	609	448,571	(437,102)	(23)	14,807

Net loss						(526)		(526)
Issuance of Restricted Stock			72	7	83			90
Payments to register Common Stock					(49)			(49)
Conversion of Preferred Stock to Common	(2,012)	(2,012)	2,011	201	1,811	—	—	—
Balance, December 31, 2006	740	740	8,172	817	450,416	(437,628)	(23)	14,322

Net loss						(1,005)		(1,005)
Issuance of Restricted Stock			154	16	211			227
Forfeiture of shares	—	—	(6)	(1)	(9)	—	18	8
Balance, December 31, 2007	740	$740	8,320	$832	$450,618	$(438,633)	$(5)	$13,552

See notes to consolidated financial statements

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(1,005)	$(526)	$(2,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,128	1,095	1,478
Reversal of contingent tax accrual	—	(324)	(979)
Equity compensation	301	90	3
Allowance for doubtful accounts	102	—	(41)
Other	—	(5)	6
Changes in operating assets and liabilities:
Accounts and notes receivable	(193)	(1,372)	(497)
Prepaid expenses	34	84	7
Other assets	211	(223)	(24)
Accounts payable and accrued liabilities	(258)	296	194
Deferred revenues	(303)	986	(297)
Other liabilities	(96)	(132)	(42)
Net cash used in operating activities	(79)	(31)	(2,443)

Cash flows from investing activities
Software and contract start-up costs capitalized	(446)	(1,234)	(278)
Proceeds from the sale of property and equipment	—	7	9
Purchases of property, equipment and software and internally developed capitalized software	(367)	(576)	(745)
Net cash used in investing activities	(813)	(1,803)	(1,014)

Cash flows from financing activities
Proceeds from lines of credit	559	1,016	—
Payments on note payable and lines of credit	(408)	(500)	—
Payments to register common shares	—	(49)	—
Proceeds from the issuance of common stock	—	—	4,256
Net cash provided by financing activities	151	467	4,256
Increase (decrease) in cash and cash equivalents	(741)	(1,367)	799
Cash and cash equivalents, beginning of year	3,362	4,729	3,930
Cash and cash equivalents, end of year	$2,621	$3,362	$4,729

Supplemental disclosure of cash flow information:
Interest paid	$165	$59	$29

Non-cash financing activities:
Exchange of convertible preferred stock for common stock	$—	$2,011	$349
Accounts receivable applied to note and interest payable in lieu of cash	$412	$780	$793

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

Accounts and Notes Receivable

Accounts and notes receivable consist primarily of customer billings and unbilled receivables pending billings in accordance with contract terms.  An allowance for doubtful accounts is maintained based upon the Company’s history and a periodic review of the accounts.  The allowance increased by $102,000 during 2007, there was no significant change to the allowance in 2006, and better than expected collection experience resulted in a reversal of $41,000 of bad debt expense for the year ended December 31, 2005.  As individual accounts are deemed to be uncollectable, they are deducted from the allowance for doubtful accounts.  No significant amounts were deducted from the allowance for the years ended December 31, 2005, 2006 and 2007.

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

Contract Start-up costs

Healthaxis capitalizes costs, including direct labor and fringe benefits, directly attributable to start-up activities for ASP arrangement based long-term contracts.  Such costs are amortized ratably over the period of time expected to benefit from the start-up activities, which generally approximates the life of the respective contract.  All other start-up costs are expensed as incurred.  Contract start-up costs capitalized during the years ended December 31, 2007, 2006, and 2005 totaled $446,000, $1.2 million, and $278,000, respectively.  Healthaxis recorded amortization expense relating to contract start-up costs of $453,000, $345,000, and $482,000, during the years ended December 31, 2007, 2006, and 2005, respectively.

Customer Base Intangible

Healthaxis’ customer base intangible was recorded as a result of a business combination transaction and was amortized over a period of four years.  Healthaxis recorded amortization expense relating to the customer base costs totaling $84,000 during the year ended December 31, 2005.  The balance was fully amortized as of December 31, 2005.

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

We adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method.  SFAS 123R is effective for all stock options and other awards granted after January 1, 2006 and any stock options or other awards previously granted but that vest in 2006 or in the future.  In November 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options, the exercise price for which exceeded the then current stock price, thus there is no compensation expense required related to prior stock option grants.  This action was taken in consideration of the interest of the Company’s shareholders in having the Company’s earnings impacted by the approximately $181,000 in compensation expense that the Company would otherwise have recorded over four years beginning in the first quarter of 2006, upon the adoption of FAS123R.  The Board of Directors and the Compensation Committee also weighed the potential detrimental effect of early vesting on the employee retention value of the current vesting schedules for the affected options and employees in taking this action.  No new option grants have been made in 2006 or 2007.

The following table illustrates the pro forma effect on net loss and loss per share for the periods prior to adoption of SAFAS 123R, had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (amounts in thousands except per share data):

2005

Net loss attributable to common shareholders	$(2,251)
Stock based compensation expense recorded under the intrinsic value method	3
Pro forma stock based compensation expense computed under the fair value method	(508)
Pro forma net loss applicable to common stock	$(2,756)

Loss per share of common stock, basic and diluted:
As reported	$(0.44)
Pro forma	$(0.53)

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

On January 1, 2007, the Company adopted the provisions for FIN 48, which is an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  Prior to January 1, 2007 and the implementation of FIN 48, the Company recorded tax contingencies when the exposure item became probable and reasonably estimable, in accordance with SFAS No. 5, Accounting for Contingencies.  The adoption of FIN 48 has not had a material effect on our financial position or results of operations for 2007 and we do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Additionally, FIN 48 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws.  Our policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting FIN 48.  The interest and penalties as of December 31, 2007 and for the years ended December 31, 2007, 2006 and 2005 were zero.  The Company files tax returns in each jurisdiction in which it is registered to do business.  For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax for the years before 2003.

Basic and diluted loss per share of common stock

Basic loss per share is computed only on the weighted average number of common shares outstanding during the respective periods.  Diluted earnings per share is computed to show the dilutive effect, if any, of convertible preferred stock, restricted stock, stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods.  The effect of including the convertible preferred stock, restricted stock, stock options and warrants, as of December 31, 2007, 2006, and 2005, respectively, into the computation of diluted earnings per share would be anti-dilutive.  Accordingly, these items have not been included in the computation.  Following is a summary of these securities:

	As of December 31,
	2007	2006	2005

Options	1,146,062	1,193,542	1,366,843
Restricted Stock	287,000	154,000	—
Warrants	7,229,186	7,229,186	7,229,186
Preferred stock	740,401	740,401	2,751,658
Total common shares if converted	9,402,649	9,317,129	11,347,687

Reclassifications of prior year amounts

Certain prior year amounts have been reclassified to conform with the 2007 presentations.

Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company’s customers are dispersed across many different geographical areas within the United States.  For the periods presented, three customers accounted for more than 10% of revenues as follows:

				Percent of Accounts and note
	Percent of Revenue			receivable as of December 31,
	2007	2006	2005	2007	2006
Customer A	28%	24%	14%	32%	30%
Customer B	20%	22%	23%	9%	10%
Customer C	17%	17%	20%	21%	28%

For customer A, approximately thirty percent of the balance results from Healthaxis providing the customer extended payment terms for professional services billings related to implementation under a note receivable bearing interest at a rate of 6%.  To the extent payment terms extend beyond one year, the long-term portion of the receivable is classified as “Other assets” in the noncurrent assets section of the accompanying Consolidated Balance Sheets.  As of December 31, 2007, the balance of the note receivable was $245,000, all of which was classified as current.  As of December 31, 2006, the balance of the note receivable was $499,000, with a long-term portion of approximately $223,000.

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

Recent accounting pronouncements

In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued.  SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities.  SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements.  On February 12, 2008, FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” was released.  This FSP applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 is not anticipated to have a material impact on our Consolidated Financial Statements.

In February 2007, FASB Statement 159, “The Fair Value Option for Financial Statement Assets and Financial Liabilities” (“SFAS 159”) was issued.  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected.  The effective date for the Company is January 1, 2008.  The adoption of SFAS 159 is not anticipated to have a material impact on our Consolidated Financial Statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We expect SFAS 160 will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

Note 2 — Property, Equipment and Software

Property, equipment and software, at cost, consist of the following:

		(Table in thousands)
	Useful Lives	December 31,
	(Years)	2007	2006

Computer equipment	3	$5,171	$5,006
Office furniture and equipment	7	351	351
Leasehold improvements	3-5	176	175
Computer software	1-3	2,892	2,572
		8,590	8,104
Less accumulated depreciation and amortization		(7,229)	(6,554)
		$1,361	$1,550

Property, equipment, and software depreciation and amortization expense totaled $675,000, $644,000, and $486,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 3 — Accrued Liabilities and Other Liabilities

Accrued liabilities and other liabilities consist of the following:

	(Table in thousands)
	December 31,
	2007	2006

Salaries, benefits and payroll taxes	$322	$253
Taxes	69	61
Deposits	202	174
Other	249	195
	842	683
Less portion classified as long-term liabilities	(202)	(174)
Accrued liabilities	$640	$509

Other long-term liabilities at December 31, 2007 and 2006 consist of customer deposits.

Note 4 — Notes Payable and Lines of Credit

	(Table in thousands)
	December 31,
	2007	2006

Working capital line of credit	$800	$500
Equipment line of credit	705	516
Note payable	93	843
Total notes payable and lines of credit	1,598	1,859
Less: current portion	406	1,405
Total long-term debt	$1,192	$454

In 2006, the Company executed a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”), with respect to a revolving line and equipment advances. On April 16, 2007, the Company amended the LSA such that the Company may borrow (a) up to the lesser of (i) $3 million or (ii) 80% of eligible accounts receivable subject to certain adjustments and (b) up to $1 million for equipment purchases completed by September 30, 2007. The LSA also provides for certain treasury management services, including letters of credit, foreign currency exchange contracts, and various cash management services.  Advances under the LSA bear interest at SVB’s prime rate (7.25% at December 31, 2007) plus 1.0% for revolving advances or 1.5% for equipment advances. The revolving line also has an unused line facility fee equal to 0.375% per annum of the average unused portion of the revolving line.  The LSA contains customary affirmative and negative covenants, and requires that the Company maintain specified Adjusted Quick Ratio (ratio of certain current assets to certain liabilities as defined in the LSA), EBITDA, and debt service coverage requirements. The advances under the LSA are secured by a first priority lien on substantially all the assets of the Company, including intellectual property. The revolving line matures April 16, 2009; the equipment line matures March 1, 2010 with expected principal payments of $313,000, $313,000 and $79,000 in 2008, 2009, and 2010, respectively.  Based on the calculation of the borrowing base as of December 31, 2007, the Company would have been eligible to draw up to approximately $2.1 million under the working capital line of credit.  No availability existed on the equipment line as of December 31, 2007 due to the expiration of the draw period.  The Company is in compliance with its covenants at December 31, 2007.

                On September 30, 2003, the Company purchased all Healthaxis securities held by a major shareholder, UICI, for $3.9 million.  In conjunction with the purchase, the Company entered into a promissory note in the amount of $3.4 million, which was due over three years and bore interest at 6%.  Until August 2007, the promissory note was being paid through deductions from the monthly invoices for BPO services provided by the Company to the Mega Life & Health Insurance Company (“Mega”), a UICI subsidiary.  The amount of the monthly payment was equal to the greater of one half of the Mega invoice amount for BPO services or $65,000.  To the extent that deductions to the monthly invoices were less than $65,000, the Company was required to pay the difference in cash.  In 2006, the Company extended its note payable to HealthMarkets (formerly known as UICI).  Under the renewal promissory note, Healthaxis paid HealthMarkets $500,000 in August 2006 and continued to make monthly payments as described above.  As of December 31, 2007, the note had a balance of $93,000 outstanding, which the Company paid in full in January 2008.

Note 5 — Post Retirement and Post Employment Liabilities and Employee Benefit Plans

                Healthaxis has an obligation to provide certain post retirement benefits, primarily lifetime health, dental and life insurance coverage, to a group of individuals originally consisting of three former executives and 17 retired employees of a predecessor company.  Because this obligation exists until the death of the participants, actuarial calculations, which include the use of estimates, are used to determine the carrying value of the liability.  These estimates include a life expectancy of 85 years, a discount rate of 5.3% to 5.9% to calculate the present value of the expected future costs, a 2% to 4.3% annual growth factor for life insurance and a range of 6% to 12% annual growth factor for medical insurance.  It is reasonably possible that these estimates could change in the near term.  The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate results in an approximate $29,000 increase and $27,000 decrease, respectively, on the accumulated post retirement obligation.

Changes in the post retirement and post employment liabilities were as follows:

(Table in thousands)
Balance at December 31, 2005	$899
Interest cost	54
Service cost	58
Benefits paid	(119)
Balance at December 31, 2006	892
Interest cost	52
Transition amortization	3
Benefits paid	(122)
Balance at December 31, 2007	$825

                At December 31, 2007 and 2006, the unamortized, unrecognized net obligation existing at the date of the initial application of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” was zero and $3,000, respectively.  The amortization of this transition liability was $3,000 for the year ended December 31, 2007, and $58,000 per year for the years ended December 31, 2006, and 2005, and is included as a component of service cost.  In 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, the impact of which was not material.

Benefits expected to be paid for each of the next five years and in aggregate thereafter are as follows:

(Table in thousands)
2008	$121
2009	91
2010	91
2011	86
2012	80
Thereafter	356
825

                The contributions to be paid under the plan in 2008 represent the amount for premiums and other payments under the plan.  There are no plan assets related to these post retirement benefit plans.

                The Company sponsors a defined contribution retirement savings plan under section 401(k) of the Internal Revenue Code covering substantially all employees.  All contributions are subject to limitations imposed by IRS regulations.  The total benefit expense under this plan amounted to $99,000, $126,000, and $142,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 6 — Income Taxes

Significant components of deferred taxes consisted of the following:

	(Table in thousands)
	December 31,
	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$3	$2
Post employment retirement benefits	289	312
Net operating and capital loss carryforwards	52,651	53,349
Accrued expenses and deferred revenues	477	538
Deferred rent	93	87
Other	2	2
Total deferred tax assets	53,515	54,290

Deferred tax liabilities:
Capitalized software development costs	(38)	(44)
Other, net	(568)	(557)
Total deferred tax liabilities	(606)	(601)

Deferred tax asset before valuation allowance	52,909	53,689
Valuation allowance	(52,909)	(53,689)
Net deferred tax asset	$—	$—

                The Company’s net operating loss carryforward amounts of $150.4 million begins to expire in 2018 and fully expires in 2026.   The Company’s capital loss carryforward amounts of $1.0 million fully expired in 2007.

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

The Company paid no federal income tax in 2006 or 2007.

In May 2006, the State of Texas enacted a margin tax which will become effective in 2008.  This margin tax will require the Company to determine a tax of 1.0% on our “margin”, as defined in the law, beginning in 2008 based on our 2007 results.  The margin to which the tax rate will be applied generally will be calculated as our revenues for federal income tax purposes less the cost of wages for federal income tax purposes, as adjusted for specific items, in the State of Texas.  Under the provisions of SFAS No. 109, “Accounting for Income Taxes”, the Company is required to record the effects on deferred taxes for a change in tax rate or tax law in the period that includes the enactment date.  The effect on the newly enacted margin tax on the Company’s deferred taxes has been evaluated and does not have a material effect on the Company’s financials.  The current tax effect of the margin tax has been recorded as a current tax expense of $12,000 for the year ended December 31, 2007.

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

The reconciliation of the recorded income tax provision to the benefit expected by applying the appropriate statutory income tax rate (35%) to the loss before income taxes is as follows:

	(Table in thousands)
	Years Ended December 31,
	2007	2006	2005

Amount computed at statutory rate	$(312)	$(298)	$(788)
Change in valuation allowance	(780)	283	779
State tax, net	12	—	—
Reversal of contingent tax liability	—	(324)	—
Expiration of capital loss carryforward	1,085	—	—
Other permanent differences	7	15	9
Total income tax provision (benefit)	$12	$(324)	$—

Note 7 - Stockholders’ Equity

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

                As a part of the closing, the Company also entered into a five year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with Tak Investments and owned by Mr. Tak.  Healthcare BPO Partners, based in Jaipur, India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations.  The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica.  As a part of the Resourcing Agreement, Healthcare BPO Partners previously provided data center hosting services, at a Vienna Virginia facility, to Healthaxis, however, the Company terminated those services in September 2007.

Preferred Stock. In 2004, Healthaxis consummated a transaction modifying the terms of its Series A Convertible preferred stock and providing for the issuance to its preferred shareholders of warrants to purchase shares of the Company’s common stock.  Under the terms of the agreements with the preferred shareholders, shares of the preferred stock (“new”) were convertible into an aggregate of 3,850,000 shares of the Company’s common stock. The preferred shareholders also received warrants with a term of five years entitling them to purchase up to 1,000,000 shares of common stock at an exercise price of $5.50 per share (subject to a cashless exercise feature that applies under some circumstances).  As of December 31, 2007, there remain outstanding 740,401 shares of preferred stock that have yet to be converted into shares of common stock, and none of the warrants received by the preferred shareholders have yet been exercised.  Holders of the preferred stock have no liquidation preference, no voting rights except as required by law, the right to receive a nominal dividend of $0.0001 per share semi-annually (aggregating less than $1,000 per year in total) and otherwise on a pro-rata basis to the extent that dividends are paid to holders of common stock, limited anti-dilution rights in the context of stock splits, stock dividends and similar transactions, and no redemption rights.

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

                Prior to conversion, the preferred stock only has the right to vote to the extent it is entitled to do so under applicable law.  Under applicable law, the preferred stock is entitled to vote separately as a class in certain instances, including in the event of a merger or consolidation that would effect some types of changes in the Company’s articles of incorporation.  To the extent that applicable law entitles the preferred stock to vote on a given merger or consolidation transaction, the preferred shareholders have agreed to vote their shares in favor of the merger or consolidation if the common shareholders approve the merger or consolidation and if the per share price to be received by the preferred shareholders in the merger or consolidation for each share of preferred stock is at least equal to what they would have received in the merger or consolidation if they had converted their shares of preferred stock into shares of common stock immediately prior to the merger or consolidation.

                Healthaxis has registered for resale the shares of common stock issuable upon conversion of the preferred stock or exercise of the warrants.  The preferred shareholders converted two million and 349,000 shares of preferred stock into shares of common stock on a one-for-one basis for the years ending December 31, 2006 and 2005, respectively.  No preferred shares were converted into common stock during 2007.

Note 8 — Stock Options, Restricted Stock and Warrants

From 1996 through 1999, Healthaxis maintained several stock option plans that provided for option grants to directors and key employees of Healthaxis and its subsidiaries.  In addition, certain Healthaxis option plans provided for grants to non-employee field representatives and agents related to Healthaxis’ discontinued insurance operations.  These plans have been inactive since 2000.  The total number of options outstanding under these plans as of December 31, 2007 is 286,963.

On January 26, 2001, the Healthaxis shareholders approved the 2000 Stock Option Plan (“2000 Plan”).  Under the 2000 Plan, employees, officers and directors of Healthaxis, as well as certain consultants, were eligible to receive Healthaxis options. Nonqualified or incentive stock options may be granted.  The plan was administered by the Compensation Committee, which is appointed by the Company’s Board of Directors.   The Compensation Committee determined such things as the number of options to be granted to each participant, the exercise price, the vesting schedule and the expiration date.  Options awarded under this plan include a mandatory Confidentiality and Non-Interference attachment, whereby the recipient agrees to certain covenants as a prerequisite to receiving the option award.  The total number of options outstanding under the 2000 Plan as of December 31, 2007 is 763,749.

On June 29, 2005, the Healthaxis shareholders approved the Healthaxis Inc. 2005 Stock Incentive Plan (the “2005 Plan”) as a complete amendment and restatement of the Healthaxis 2000 Plan.  Under the 2005 Plan, employees, non-employee directors, executive officers, consultants and advisors of the Company are eligible to receive Healthaxis stock-based awards.  Such awards may include incentive stock options, nonstatutory stock options, stock appreciation rights, stock units and performance shares, and restricted stock awards.  The 2005 Plan is administered by the Compensation Committee, which determines such things as the type of award to be granted to each participant, quantity, exercise price, vesting schedule, and expiration date.  The 2005 Plan prohibits the grant of a stock option with an exercise price less than the fair market value of the Company’s stock on the date of grant.  The total number of options outstanding under the 2005 Plan as of December 31, 2007 is 95,350.

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

On May 10, 2006, the Company granted 234,000 shares of restricted stock to its directors, officers, and certain key employees.  The restricted stock has been valued at $292,500, which represents the trading value of the stock as quoted on NASDAQ May 10, 2006.  The shares of restricted stock granted to directors vested over the calendar year of service, thus they are fully vested as of December 31, 2006, and the shares of restricted stock granted to officers and key employees vest according to performance criteria related to Company objectives.  The value of shares that have vested has been reflected as common stock issued and outstanding and recorded as compensation expense in general and administrative expenses.  The deferred stock compensation amount related to officers’ and key employees’ shares is recognized when it is deemed probable that the performance criteria will be achieved.  Non-cash equity compensation in the accompanying statement of operations related to these grants for the year ended December 31, 2006 was $90,000, which consisted of $82,000 for directors, $8,000 for key employees, and no amounts vested for executive officers.

On January 16, 2007, the Company granted 92,500 shares of restricted stock to its directors with a grant date fair value of $128,000, which represents the trading value of the stock on that date.  The shares of restricted stock granted to directors vested over the calendar year of service, thus they are fully vested as of December 31, 2007.  On April 20, 2007, the Company granted 210,000 shares to officers and key employees with a grant date fair value of $370,000.  These shares vest over time, with 25% vesting immediately, and 25% on each of the three successive anniversary dates of the grant.  During 2007, the Company recorded a charge of $92,000 to reflect the initial vesting plus $62,000 for the pro rata portion of the subsequent vesting for these shares.  Compensation of an additional $19,000 was recorded in 2007 related to the 2006 key employee grants based on achievement of certain performance criteria.  Non-cash equity compensation in the accompanying statement of operations related to these grants for the year ended December 31, 2007 totaled $301,000.  All shares of restricted stock granted by the Company vest upon a change of control.

During the period 1998 through 2001, the Company issued a total of 207,781 warrants in connection with marketing and carrier agreements related to the Company’s now discontinued website operations, and to employees, consultants and agents of the Company.  Of that total, 40,020 are outstanding as of December 31, 2007.  During 2004, the Company issued 1,020,000 warrants associated with a preferred stock modification, all of which are outstanding as of December 31, 2007.

In 2005, the Company issued a) a total of 6,166,666 warrants in connection with the sale of stock to Tak Investments as described in Note 7 and b) 2,500 warrants to Communities Foundation of Texas, a public charity created in accordance with the IRS Code as a vehicle for charitable giving.  All of the warrants issued in 2005 were outstanding as of December 31, 2007.

The following table summarizes the changes in outstanding Healthaxis nonvested restricted stock:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at January 1, 2006	—	$—
Granted	234,000	1.25
Vested	(72,000)	1.25
Forfeited	(8,000)	1.25
Outstanding at December 31, 2006	154,000	1.25
Granted	302,500	1.64
Vested	(160,500)	1.49
Forfeited	(9,000)	1.34
Outstanding at December 31, 2007	287,000	$1.53

The following table summarizes the changes in outstanding Healthaxis stock options and warrants:

	Stock Options		Warrants
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at January 1, 2005	1,076,359	$11.67	1,114,071	$7.26
Granted	448,050	1.91	6,169,166	2.55
Exercised	—	—	—	—
Forfeited	(84,196)	4.16	—	—
Expired	(73,370)	30.00	(54,051)	36.04
Outstanding at December 31, 2005	1,366,843	7.95	7,229,186	3.03
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(103,400)	3.38	—	—
Expired	(69,901)	41.42	—	—
Outstanding at December 31, 2006	1,193,542	6.38	7,229,186	3.03
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(32,975)	4.03	—	—
Expired	(14,505)	28.75	—	—
Outstanding at December 31, 2007	1,146,062	$6.17	7,229,186	$3.03

Options/Warrants exercisable at December 31,	Number of Options	Weighted Avg. Exercise Price of Options	Warrants
2005	1,366,843	7.95	4,451,409
2006	1,193,542	6.38	4,451,409
2007	1,146,062	6.17	4,451,409

Following is a summary of the status of stock options outstanding at December 31, 2007:

Outstanding Options				Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Price Range	Number	Life	Price	Number	Price
1.72 — 2.25	381,250	7.50	1.90	381,250	1.90
2.26 — 5.00	355,389	6.17	2.58	355,389	2.58
5.01 — 10.00	218,360	2.30	8.20	218,360	8.20
Over 10.00	191,063	0.67	19.01	191,063	19.01

                Total expensed stock based compensation for the years ended December 31, 2007, 2006, and 2005 totaled $301,000, $90,000, and $3,000, respectively.

Note 9 - Related Party and Certain Transactions

Healthcare BPO Partners

                As described in Note 7, the Company entered into a five year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with Tak Investments and owned by Mr. Tak.  Healthcare BPO Partners, based in Jaipur India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations.  The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica.  As a part of the Resourcing Agreement, Healthcare BPO Partners also provided data center hosting services, at a Vienna Virginia facility, to Healthaxis through September 2007.  For the years ended December 31, 2007, 2006, and 2005, the Company incurred costs of $853,000, $1.1 million, and $376,000 respectively, related to the Resourcing Agreement and at December 31, 2007, 2006, and 2005, the Company had accounts payable to Healthcare BPO Partners of $84,000, $89,000 and $135,000, respectively.

Note 10 - Commitments and Contingencies

Operating Lease Obligations

The Company leases office space and various pieces of equipment under operating leases expiring in various years through 2010.  Rental expense for the years ended December 31, 2007, 2006, and 2005 was $431,000, $439,000, and $846,000, respectively.  Future minimum rent payments under capital and operating leases through lease termination for each of the next five years and in the aggregate are as follows:

(Table in thousands)
2008	$346
2009	337
2010	184
2011	—
2012	—
$867

Employment Agreements

Certain corporate officers have employment contracts and are entitled to severance benefits in the case of a termination for other than cause by the Company, or for good reason by the officer, as defined in the officer’s employment contract.  The Company expects to pay approximately $100,000 under such employment contracts in 2008 and no amounts are presently owed thereafter.

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

                Lease payment obligations under the new lease started in January 2006 and end in June 2010.  Rental expense is based upon the total rental payments taken on a straight-line basis over the 63-month term of the lease, including the rent abatement period from April to December 2005.  The new lease also provides terms under which ownership of certain furniture and equipment was conveyed to the Company in April 2007.  A capital lease obligation of $254,000 was recorded in the second quarter of 2005 to recognize that portion of the total payments, which are allocated to the acquisition of the furniture and equipment.  Allocation of the total lease payment between the office space and the furniture and equipment acquisition was based upon a third-party appraisal of the fair market value of the furniture and equipment.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                None

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(b).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by it under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management Report on Internal Control Over Financial Reporting

                Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”) and includes those policies and procedures that:

•   pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of a company;

•   provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures of a company are being made only in accordance with authorizations and management and directors of a company; and

•   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

                Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that information required to be disclosed in and reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

                Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2007. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such criteria, management of the Company believes that as of December 31, 2007, the Company’s internal control over financial reporting is effective.

                This annual report does not include a report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control was not subject to an audit by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

James J. Byrne, age 72, has served as a director of the Company since 2003.  Since January 2007, Mr. Byrne has been the Executive Professor in Residence at the Duquesne University Graduate School of Business.  Since 1995, Mr. Byrne has also served as Chairman of Byrne Technology Partners Ltd.  The firm provides interim management at the CEO and senior executive level for high technology companies.  Services provided include turnaround, valuation improvement and exit strategies.  In addition, Mr. Byrne will assist his clients by assuming management control of their investments and in that regard, he became Chairman of the Board and Chief Executive Officer of OpenConnect, a worldwide software company, from May 1999 to May 2001. From April 1990 to April 1995, Mr. Byrne served as President of Harris Adacom Corporation. Mr. Byrne has also held management positions with United Technologies, General Electric and Honeywell.  Mr. Byrne currently serves on the Board of Lennox International Inc., an industry-leading provider of residential and commercial air conditioning and heating systems, a NYSE listed company.  Mr. Byrne has also served on boards in Mexico, Hong Kong, Germany, France and the United Kingdom.  In addition, he served as a board member of the American Electronics Association (AEA) and was Chairman of AEA’s Texas Council.

John M. Carradine, age 49, was elected to the Board of Directors and named Chief Executive Officer of the Company effective October 1, 2005.  Mr. Carradine has served as President of the Company since February 2004, and also served as Chief Operating Officer of the Company from February 2004 until October 2005.  Mr. Carradine served as Treasurer and Chief Financial Officer of the Company from March 2001 to November 2004, and has served as President of Healthaxis Imaging Services, LLC, since April 1, 2002.  From 1998 to 2001, Mr. Carradine served as Chief Financial Officer and a director of Micrografx, Inc., a publicly traded software development and services company with operations in the United States, Europe, Japan, and Australia, where he was responsible for worldwide financial and administrative functions including all finance and accounting, technology operations, planning and investor relations.  From 1990 to 1998, Mr. Carradine served as Vice President of Finance and Chief Financial Officer of Intellicall, Inc., an American Stock Exchange listed manufacturer and provider of telecommunications products and services both in the United States and overseas.  Mr. Carradine began his career with Arthur Young and Company as an Auditor from 1980 to 1983, and subsequently served from 1983 to 1990 as Treasurer for Computer Language Research, Inc., a provider of software and data processing services.

John W. Coyle, age 55, has served as a director of the Company since 2003.  Mr. Coyle was Senior Vice President CIGNA HealthCare and President of Connecticut General Life Insurance Company, a subsidiary of Cigna, a leading health insurance company, from 2003 until 2005.  Mr. Coyle was the President and Chief Operating Officer of Trigon Blue Cross Blue Shield, a Richmond Virginia based health insurer from 2001 until its sale in 2003.  Mr. Coyle also has served in various executive capacities at Aetna, Inc., from 1990 until 2000 including Senior Vice President, Head of Business Operations, Senior Vice President, Head of International Health Business and Regional Vice President.

Thomas L. Cunningham, age 64, has served as a director of the Company since 2003.  Mr. Cunningham served over 28 years at Ernst & Young LLP (and predecessor “Ernst” firms), withdrawing as an audit partner in September 1991.  He worked as an equity research analyst specializing in special situations and health care stocks with William K. Woodruff Incorporated and Rauscher Pierce Refsnes, Inc. from 1993 through 1996.  Since January 1997 and for earlier interim periods, he has been self-employed as a Certified Public Accountant and business consultant.  As part of his CPA practice, he is currently licensed as a financial advisor under NASD Series 24, 7, 65 and 63 by H. D. Vest Financial

Services.  From December 1991 through October 2003, he served on the Board of Directors of Bluebonnet Savings Bank FSB.  Bluebonnet was voluntarily liquidated as a profitable savings bank in October 2003.  Since May 2003, Mr. Cunningham has served as a director and, since January 2004, as an audit committee member and financial expert, of Encore Wire Corporation (Nasdaq: WIRE).

Adam J. Gutstein, age 45, has served as a director of the Company since 2001. Mr. Gutstein is President, CEO, and a member of the Board of Directors of Diamond Management & Technology Consultants, Inc., (Nasdaq: DTPI), a premier management and advisory firm serving Global 2000 clients worldwide. Mr. Gutstein was a co-founder of Diamond’s predecessor firm, Diamond Technology Partners, when it was established in 1994. Prior to his position as CEO, Adam was President of the global firm. He has been a director of the company since 1999 and has held various leadership positions, including Chief Operating Officer. Mr. Gutstein serves on the Board of Trustees of the Committee for Economic Development, Washington, D.C., on the Board of Directors of the Executives’ Club of Chicago, and on the Business Leadership Group of WorkforceChicago2.0. He is also a member of the Economic Club of Chicago.

James W. McLane, age 69, has served as a director of the Company since 2001, and as Chairman since July 2001. He also served as Chief Executive Officer from February 2001 until October 2005, and as President from February 2001 through February 2004. He currently also serves as a director of PhysioTherapy Associates, Inc, a privately held physical therapy company and Vice Chairman of the Philadelphia Outward Bound Center. He served as a director of Beverly Enterprises, Inc., an elder care services provider from 2000 until 2006 when the company was sold.  Mr. McLane served as President, Chief Operating Officer and Director of NovaCare, Inc., a provider of physical therapy and orthotics and prosthetics devices and services, from 1997 to 2000; Executive Vice President of Aetna Life & Casualty and Chief Executive Officer of Aetna Health Plans from 1991 to 1996. Prior to that time, he served as Senior Vice President and Division Executive of Citibank’s Corporate Finance Division; Europe/Middle East & Africa Division of the Capital Markets Group, and Citicorp’s Global Insurance Division and Capital Investments Division, and he also served as Chairman of Ambac, Inc. and CapMac, Inc., companies which provided financial guarantees on municipal bonds and asset backed securities.

Barry L. Reisig, age 62, has served as a director of the Company since 2005.  He currently works as a consultant.  From 2002 to 2006, he was a Vice President of System Planning Corporation, a government contracting and consulting firm focused on the defense industry.  He also served as President and CEO of SPC International, one of its subsidiaries. Mr. Reisig retired from Arthur Andersen in 2002 after more than 30 years of service. There he headed the firm’s Human Capital Practice in the Middle Atlantic Region focusing on compensation and benefits matters. He also led the firm’s High Technology and Small Business practice which became one of the leading practices in Northern Virginia.  He is also a director and member of the audit committee of GTSI Corp., a Nasdaq listed technology and solutions aggregator. He is also a director of Project Performance Corporation and Guest Services, Inc., both of which are non-public corporations.  Mr. Reisig was appointed to the Company’s Board of Directors pursuant to the terms of the Investor Rights Agreement entered into by the Company and Tak Investments, Inc. in connection with its investment in the Company.

Biographical information regarding the Company’s executive officers is as follows:

John M. Carradine - See biographical information above.

Ronald K. Herbert, age 39, became Chief Financial Officer of the Company effective December 31, 2005.  From February 2004 to December 2005, Mr. Herbert was a consulting CFO for VirtualCFO, Inc., providing fractional CFO and other financial services for companies including venture-backed startups, small public companies, and subsidiaries of international public companies.  From January 2001 to September 2003, Mr. Herbert served as chief financial officer of SANcastle Technologies, Inc., a venture-backed technology startup company.  Mr. Herbert’s experience also includes numerous executive and financial accounting and reporting roles for public companies including Kimberly-Clark, Cyrix, Micrografx, and CompX International.  He began his career as a public accountant with Ernst & Young in Dallas, Texas.  Mr. Herbert received his bachelor’s of business administration from Southern Methodist University and is a licensed Certified Public Accountant in the state of Texas.

J. Brent Webb, age 46, has been Senior Vice President, Secretary and General Counsel since May 2002.  Mr. Webb has been a Vice President of the Company since May 2001, and previously served as Assistant Secretary.  Mr. Webb joined the Company in January 1999 as Corporate Counsel.  Prior to joining the Company, Mr. Webb spent 11 years in private legal practice in the Dallas, Texas area.

Roxanne Seale, age 51, currently serves as Senior Vice President of Application Solutions.  Ms. Seale has been a Vice President of Healthaxis since May 2002.  Ms. Seale joined the Company in 1988, and has held various technical and management positions since that time.  Ms. Seale is a 1979 graduate of Texas A&M University, with a B.S. in Computer Science.

Biographical information regarding other key employees is as follows:

William H. Malone, age 55, has been the Vice President of Imaging Services since September 1998. Mr. Malone joined Healthaxis Imaging Services in October 1996 and served as the Regional Manager for the Utah Operations.  Prior to joining Imaging Services, Mr. Malone served with New Horizons as an Account Manager for a computer learning center. Mr. Malone retired from the United States Marine Corps in 1993. During his time in the Military, he served as a Financial Management Officer and Supply Officer.

Paula Ringlbauer, age 55, has been Vice President, Product Management since November 2006.  Ms. Ringlbauer joined the Company in 1992 and has held a number of technical and management positions and has lead many large customer implementations.  Prior to joining the Company, Ms. Ringlbauer spent 18 years in various positions within the group insurance and third party administration industry.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (“Section 16(a)”) requires the Company’s directors, executive officers, and persons who own more than 10% of a registered class of the Company’ equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Board of Directors has adopted a Code of Conduct.  The Code of Conduct applies to all directors and employees, including the Company’s principal executive, financial and accounting officers. The Code of Conduct is available on the Company’s website, www.healthaxis.com.  The Company intends to post amendments to or waivers from the Code as required by applicable rules on the Company’s web site.

Audit Committee Matters

                The Company’s Board of Directors maintains an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act.  All members of the Audit Committee are “independent” as defined by the applicable rules of The Nasdaq Stock Market and the regulations of the Securities and Exchange Commission.  The Audit Committee is responsible for the appointment of the Company’s auditors, compensation and oversight matters regarding the auditors, reviewing the scope and results of audits, reviewing management’s overview of the risks, policies, procedures and controls surrounding the integrity of financial reporting, reviewing any relationship that may affect the independence of outside auditors, reviewing any internal control or accounting issues of the Company and reviewing the adequacy of the Company’s accounting, financial and operating systems.  The current members of the Audit Committee are Messrs. Cunningham (chairman), Coyle, Byrne and Reisig.  The Board of Directors has determined that Messrs. Cunningham and Reisig are each qualified as an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission.

Item 11. Executive Compensation

The following table provides information concerning the compensation for the years ended December 31, 2006, and December 31, 2007, for our principal executive officer and the two other most highly compensated executive officers during 2007 (collectively, the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1)	Non-Equity Incentive Plan Compensa- tion ($)		All Other Compensa- tion ($)		Total ($)
John M. Carradine, Chief Executive Officer	2006 2007	250,000 250,000	— —	— 26,950	— —		7,500 9,946	(3) (4)	257,500 286,896
Lawrence F. Thompson, Executive Vice President	2006 2007	200,000 200,000	16,000 —	— 19,250	33,985 50,000	(2) (2)	77,626 102,921	(5) (5)	327,611 372,171
J. Brent Webb, Senior Vice President, Secretary and General Counsel	2006 2007	180,000 180,000	— —	— 19,250	— —		5,400 7,391	(3) (6)	185,400 206,641

(1)                  Reflects amounts recognized in connection with restricted stock awards for financial statement reporting purposes for the fiscal year ended December 31, 2006, and December 31, 2007, respectively in accordance with FAS 123(R).  The vesting conditions for the restricted stock granted to the CEO, SVP/General Counsel and EVP in 2006 were as follows: (a) 25% upon our achieving a quarterly operating profit of $100,000 or more; (b) 25% upon our achieving four consecutive quarters of operating profit; (c) 25% upon our achieving eight consecutive quarters of operating profit; and (d) 25% upon our achieving quarterly revenue of $5.0 million or more.  None of these shares vested during 2007. For the restricted stock granted to the CEO, SVP/General Counsel and EVP in 2007, 25% of the shares vested immediately, and an additional 25% will vest on the next three anniversaries of the grant date. All amounts shown were recognized in 2007 for these awards based on the time vesting criteria.  Mr. Thompson’s 2006 and 2007 awards all became fully vested on March 15, 2008 in accordance with the Employment Separation Agreement described below.  All restricted stock awards in 2006 and 2007 were granted under the terms of the 2005 Plan, and any unvested shares will become automatically vested upon a “change in control” as defined in the 2005 Plan.

(2)                  Represents commissions earned in 2006 under the sales compensation plan.  The amount earned in 2007 represents the guaranteed minimum commission amount under Mr. Thompson’s employment agreement.

(3)                  Represents employer contributions to the Company 401(k) Plan.

(4)                  Represents $6,562 in employer contributions to the Company 401(k) Plan and $3,384 in perquisites.

(5)                  Represents the following, including the aggregate incremental cost to the Company of all perquisites or personal benefits for Mr. Thompson:

(a)                  $7,023 and $5,000 in Company contributions to the Company 401(k) Plan in 2006 and 2007, respectively;

(b)                 $18,000 and $19,500 in housing allowance for apartment in Irving, Texas in 2006 and 2007, respectively;

(c)                  $5,667 and $5,781 in automobile allowance in 2006 and 2007, respectively;

(d)                 $17,744 and $29,615 in travel allowance for commuting between Mr. Thompson’s home in California and Irving, Texas in 2006 and 2007, respectively;

(e)                  $2,469 in other miscellaneous perquisites for 2007; and

(f)                    $29,192 and $40,556 in tax gross up payments to cover Mr. Thompson’s tax liability for federal, state, medicare and social security taxes for the housing, auto and travel taxable fringe benefits in 2006 and 2007, respectively.

(6)           Represents $5,400 in employer contributions to the Company 401(k) Plan and $1,991 in perquisites.

A non-equity incentive plan program is currently in place for the CEO, Senior Vice President/General Counsel and other senior executives of the Company.  The program is designed to reward revenue growth, meaningful profitability levels after taking into account any bonuses paid under the program, and other non-financial objectives.  A bonus pool for these executive officers under the program will not be established until we achieve at least $100,000 in net income.  If net income exceeds $100,000, the bonus pool will be funded with 25% of net income above that amount up to $500,000 ($2.1 million of total net income before taking the plan into account), after which the pool would be funded at 15% of net income. Because of our history of losses, the Compensation Committee has not established a specific level of profitability tied to target or maximum bonus amounts for 2008.  The Committee can exercise its discretion and approve cash bonuses for executives even if these established performance goals are not met.  Performance bonuses may also be tied to the achievement of plans designed to lead to growth and profitability.  There were no bonuses paid to the named executives under this plan in 2006 or 2007.

Effective as of March 15, 2008, Mr. Thompson is no longer an employee of the company.  The terms of his separation are discussed below under the caption “Severance and Post-Termination Payment Arrangements.”  As the Executive Vice President of Sales and Marketing, he was eligible to earn commissions under our sales compensation program.  Upfront and ongoing commissions on new sales are paid under the program only on sales that meet certain estimated margin requirements.  During 2006, the Executive Vice President of Sales and Marketing earned $33,985 in commissions that included $29,167 in guaranteed minimum commissions payable under his employment agreement for the second half of the year starting June 1, 2006 as described under the caption “Employment Agreements” below.  $21,485 of this amount was paid in 2006 and the remaining $12,500 was paid in early 2007.  During 2007, the guaranteed minimum commission of $50,000 was earned.  $37,500 of this amount was paid in 2007, and the remaining $12,500 was paid in early 2008.  Because the terms for the sales compensation programs are established and communicated to participants in advance, amounts earned under this program are disclosed as non-equity incentive plan compensation.  The cash bonus of $16,000 paid in 2006 was part of a signing bonus paid in connection with Mr. Thompson’s initial employment.

In addition, we paid some compensation in the form of travel and commuting expenses for Mr. Thompson, who lives in California and commuted to our Irving, Texas office on a regular basis.  The amounts paid in 2006 and 2007 are shown in the Summary Compensation table above.  These amounts were contractually agreed upon at the time of initial hire, and included a tax gross up component designed to eliminate the tax impact on the executive of these compensation components which were primarily for our benefit.

The following table summarizes all outstanding equity awards held by our named executive officers as of December 31, 2007:

Outstanding Equity Awards at December 31, 2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
John M. Carradine, Chief Executive Officer	10,000 10,000 5,000 6,075 40,000 60,000 50,000	— — — — — — —	8.20 10.00 6.80 3.30 2.32 1.80 2.25	02/08/2011 05/18/2011 01/23/2012 01/14/2013 06/30/2014 05/13/2015 11/9/2015		20,000 26,250	(2) (3)	27,600 36,225
Lawrence F. Thompson, Executive Vice President	50,000	—	1.80	05/13/2015	(4)	16,000 18,750	(2)(4) (3)(4)	22,080 25,875
J. Brent Webb, Senior Vice President, Secretary and General Counsel	401 667 5,000 2,000 2,719 6,714 40,000 50,000	— — — — — — — —	24.90 24.90 10.00 6.80 3.30 3.70 2.32 1.80	01/07/2010 05/24/2010 05/18/2011 01/23/2012 01/14/2013 07/23/2013 06/30/2014 05/13/2015		16,000 18,750	(2) (3)	22,080 25,875

(1)                  “Market Value” has been determined based on the last sale price of our common stock ($1.38) as reported by NASDAQ on December 31, 2007, the last business day of the year, multiplied by the number of shares that have not vested.

(2)                  The vesting conditions for the restricted stock granted to the CEO, SVP/General Counsel and EVP in 2006 were as follows: (a) 25% upon our achieving a quarterly operating profit of $100,000 or more; (b) 25% upon our achieving four consecutive quarters of operating profit; (c) 25% upon our achieving eight consecutive quarters of operating profit; and (d) 25% upon our achieving quarterly revenue of $5.0 million or more.   All restricted stock awards shown were granted under the terms of the 2005 Plan, and will become automatically vested upon a “change in control” as defined in the 2005 Plan.

(3)                  The vesting conditions for the restricted stock granted to the CEO, SVP/General Counsel and EVP on April 20, 2007, were as follows: (a) 25% vested immediately and therefore are not shown in the table, and (b) 25% on the next three anniversaries of the grant date. All restricted stock awards shown were granted under the terms of the 2005 Plan, and will become automatically vested upon a “change in control” as defined in the 2005 Plan.

(4)                  As of March 15, 2008, all of Mr. Thompson’s restricted stock became fully vested and the post-termination expiration date for all of his options became March 15, 2011, under the terms of his employment separation agreement and the original awards.

                On March 19, 2008, at a regular meeting of the Board of Directors, the Committee recommended and the Board of Directors approved an aggregate grant of 185,000 shares of restricted stock to officers and key employees.

60,000 of these shares were awarded to the named executive officers (35,000 to the CEO and 25,000 to the SVP/General Counsel), and the remaining 125,000 shares were awarded to other executives, senior managers and key employees.  All of these shares of restricted stock will vest 33.3% on the next three anniversaries of the grant date.  In addition, all restricted stock awards granted under the terms of the 2005 Plan, including those awarded to the named executive officers will become automatically vested upon a change in control.

Employment Agreements

Messrs. Carradine and Webb have Change in Control Employment Agreements with the Company and its wholly owned operating subsidiary, Healthaxis, Ltd.  These agreements were originally entered into effective January 1, 2002, and set forth, among other things, the terms and conditions pursuant to which the Company or its successor would continue to employ the executives or the amount of certain payments that would be made to each executive upon certain events following a change in control of the Company.  On May 13, 2005, the Company and each of Messrs. Carradine and Webb executed an amendment to each of their respective Change in Control Employment Agreements (the “Employment Agreement Amendments”) under which they agreed that the closing of the investment transaction between the Company and Tak Investments, Inc. on that date resulted in a “change in control” of the Company and the triggering of the commencement of the three-year employment period between the Company and each of such executives as provided for in the original agreements.  On April 20, 2007, the Compensation Committee recommended and the Board of Directors approved extensions to each of these agreements.  Mr. Carradine’s employment term will continually extend for a period of two years (extending each day on a daily basis), and Mr. Webb’s employment term continually extends for 18 months (extending each day on a daily basis).  Under the terms of the amended employment agreements with Messrs. Carradine and Webb, the Company is required to compensate the executives at the highest level of annual base salary and bonus in effect during the employment term.  Under the terms of the 2005 Employment Agreement Amendments, Mr. Carradine and Mr. Webb each waived their entitlement to terminate employment with the Company for any reason during the 30-day period immediately following the first anniversary of the “change in control” resulting from the closing of the Company’s investment transaction with Tak Investments, Inc.  As a result, no payment obligations are triggered under these agreements solely as a result of the previous change in control or any subsequent change in control.

On May 13, 2005, Healthaxis, Ltd., the Company’s wholly-owned operating subsidiary, entered into an employment agreement with Lawrence F. Thompson pursuant to which Mr. Thompson was appointed to the position of Executive Vice President of the Company.  The term of Mr. Thompson’s employment agreement began on June 1, 2005 and was scheduled to end on June 1, 2008.  On April 20, 2007, the Compensation Committee recommended and the Board of Directors approved an extension and effective June 1, 2007 Mr. Thompson’s employment term was modified to continually extend for a period of one year (extending each day on a daily basis).  Under the terms of the original employment agreement, Mr. Thompson received a $32,000 signing bonus, $16,000 of which was paid during 2006. Mr. Thompson participated in our Sales Compensation Plan, with a guaranteed minimum aggregate commission of $50,000 per twelve-month period spanning from June 1 to May 31 beginning with the twelve-month period that commenced June 1, 2006.  Simultaneously with the execution of the original employment agreement, Mr. Thompson received 50,000 stock options issued pursuant to our 2000 Stock Option Plan, with an exercise price of $1.80 per share.  As further described below, Mr. Thompson’s employment agreement was terminated as of March 10, 2008, pursuant to the terms of an Employment Separation Agreement entered into as of that date.

Severance and Post-Termination Payment Arrangements

Each of the employment agreements referenced above provide that if the executive’s employment is terminated by reason of the executive’s death or disability during the employment period, the agreement will terminate without further obligations to the executive’s legal representatives other than for payment of accrued obligations and the timely payment or provision of other benefits.  For purposes of the agreements, “disability” has the meaning set forth in the long-term disability plan providing benefits to our disabled executives at the disability effective date or, if more favorable to the executive, as in effect during the 120-day period immediately preceding the effective date.  If there is no long term disability plan in effect for executives at the effective date, “disability” will mean the absence of the executive from the executive’s duties with us on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by us or our insurers and acceptable to the executive or the executive’s legal representative.

Under each of the employment agreements referenced above, we will provide the covered executives with termination benefits if their employment is terminated by us without “cause” or by the individual for “good reason,” within the applicable employment term.

The agreements define “cause” as (i) the willful and continued failure of the executive to perform substantially the executive’s duties with us or to the extent, degree and level of performance as provided in the agreement, or (ii) the willful engaging by the executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to us.

The agreements define “good reason” as (i) the assignment of the executive to a position in which the executive’s authority, duties or responsibilities are materially diminished, (ii) any failure by us to comply with the compensation and benefit commitments contained in the agreement, (iii) our requiring the executive to be based at any office or location 35 miles or more from its current location, (iv) any purported termination by us of the executive’s employment otherwise than as expressly permitted by the Agreement, or (v) any failure by us to comply with and satisfy our obligation in the agreement to require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of our business and/or assets to assume expressly and agree to perform under the employment agreement in the same manner and to the same extent that we would be required to perform it if no such succession had taken place.

If, during the employment period, we terminate the executive’s employment other than for cause, death or disability, or the executive terminates employment for good reason, the termination benefits under these agreements are as follows:

•      A lump sum payment equal to the executive’s salary through the termination date not yet paid and a pro-rated bonus based on the number of days of the current fiscal year as of the termination date;

•      A lump sum payment equal to (i) twenty-four months’ salary and the average bonus for the preceding three years in the case of Mr. Carradine; (ii) a lump sum payment equal to eighteen months’ salary and the average bonus for the preceding three years in the case of Mr. Webb; and (iii) a lump sum payment equal to one year’s salary and all commissions under the Sales Compensation Plan that would have otherwise been paid following a termination under the plan in the case of Mr. Thompson.

•      Immediate vesting of all restricted stock held by the executive and acceleration of any vesting periods for any options to purchase the Company’s common stock and an extension of the period during which such options may be exercised from three months following termination of employment to thirty-six months following termination of employment;

•      Continuation of health and insurance benefits for 12 months following termination of employment; and Outplacement services for 12 months following termination of employment.

Under each of the amended employment agreements, the covered executive may not become an employee of, independent contractor of, consultant to, or perform any services for competitors of the Company for a specified period following the termination of his employment by the Company.  The specified period is 18 months in the case of Mr. Carradine, and one year in the case of the other named executives.  The agreements also contain confidentiality obligations that survive indefinitely, and non-solicitation obligations that continue for two years following termination of employment.

The amended employment agreements contain a tax gross-up provision relating to any excise tax that the covered individual incurs by reason of the receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

                On March 10, 2008, Healthaxis, Ltd. and Mr. Thompson entered into an Employment Separation Agreement (the “Separation Agreement’) that supercedes and replaces his employment agreement.  Under the terms of the Separation Agreement, the Company and Mr. Thompson agreed that his employment agreement would terminate immediately and that his employment with the Company would terminate effective as of March 15, 2008 (the “Termination Date”).  In addition to payment of his normal base salary through the Termination Date, under the terms of the Separation Agreement, the Company’s is required to pay Mr. Thompson (a) a final commission of $9,375, (b) severance pay of $100,000, payable in twelve equal semi-monthly installments, (c) to the extent permitted under the Company’s plans, continued coverage of Mr. Thompson under the Company’s health, dental, life insurance and accidental death and dismemberment plans until the earlier to occur of six months following the Termination Date or the date that Mr. Thompson becomes eligible for similar benefits through a subsequent employer, and (d) the reimbursement of business expenses incurred by Mr. Thompson in the normal course.  Consistent with the terms of Mr. Thompson’s prior agreements with the Company, 50,000 stock options having an exercise price of $1.80 per share shall be exercisable for a period of 36 months after the Termination Date and 41,000 shares of restricted stock granted to Mr. Thompson shall be deemed fully vested as of the Termination Date.  Mr. Thompson agreed with the Company that he will cooperate with the Company with regard to outstanding business opportunities or issues to the extent reasonably requested by the Company, and also agreed that he will not compete with the Company for a one-year period following the termination of his employment.

Director Compensation

For 2007 each non-employee director received 10,000 shares of restricted stock, with the chairman of each committee of the Board of Directors and the lead director receiving an additional 2,500 shares of restricted stock and the Chairman of the Board receiving an additional 15,000 shares of restricted stock.  These grants of restricted stock vested at the rate of 25% for each of the four regular quarterly meetings of the Board of Directors and its committees that were held during 2007 and were valued at the grant date closing stock price of $1.38 per share and expensed according to the time-vesting criteria.

With respect to cash compensation during 2007, non-employee directors other than the Chairman of the Board received $1,875 for each meeting attended in person, $500 for each committee meeting attended in person when not held on the same date and at the same location as a meeting of the Board of Directors, and $250 per hour for attendance at telephonic meetings (with a maximum of $500 per telephonic meeting).  The Chairman of the Board received $5,675 for each meeting of the Board of Directors attended in person, and $350 per hour for attendance at telephonic meetings (with a maximum of $750 per telephonic meeting).  Committee chairs and the lead director received an additional $2,000 per committee meeting attended in person and $350 per hour for attendance at telephonic meetings (with a maximum of $750 per telephonic meeting).

On March 19, 2008, the Board of Directors reviewed and approved the 2008 compensation program for our Board of Directors.  For 2008 there is no change in the cash compensation component of the program.  In 2008 each non-employee director will receive 10,000 shares of restricted stock, with the chairman of each committee of the Board of Directors and the lead director receiving an additional 2,500 shares of restricted stock and the Chairman of the Board receiving an additional 5,000 shares of restricted stock.  These grants of restricted stock will vest at the rate of 25% for each of the four regular quarterly meetings of the Board of Directors and its committees to be held during 2008 and will be valued at the grant date closing stock price of $0.90 per share and expensed according to the time-vesting criteria.

James W. McLane has served as Chairman of the Board of Directors since July 2001. He also served as Chief Executive Officer from February 2001 until October 2005, and as President from February 2001 through February 2004. During the period from January 1, 2002 through October 1, 2005, Mr. McLane, Healthaxis, Ltd. and the Company were parties to a Change in Control Employment Agreement on terms similar to those described above for Messrs. Carradine and Webb.  On November 19, 2005, the Compensation Committee, on our behalf, and Mr. McLane reached an oral agreement to modify Mr. McLane’s Change in Control Employment Agreement, as previously amended.  Under the terms of that oral agreement, effective as of January 1, 2006, Mr. McLane ceased to be an employee and began providing consulting services to the Company.  Pursuant to this agreement, we paid Mr. McLane a consulting fee of $10,000 per month from January 1, 2006 through June 30, 2006, and effective July 1, 2006 Mr. McLane received the cash fees described above in his capacity as Chairman for each meeting of the Board of Directors attended thereafter.  As a result of our and Mr. McLane’s oral agreement, Mr. McLane’s “Employment Period” under his Change in Control Employment Agreement, as amended, ceased as of December 31, 2005 and, Mr. McLane waived entitlement to any severance payments arising as a result of his termination of employment under the Change in Control Employment Agreement. In addition, it was agreed that all of Mr. McLane’s outstanding stock options issued prior to November 19, 2005 will remain exercisable for a period of 3 years from the date he ceased to serve as Chairman of Healthaxis, irrespective of the termination of his employment as of the earlier date.

The following table shows the 2007 compensation earned by each non-employee member of the Company’s Board of Directors.  Mr. Carradine is also a member of the Board of Directors but did not receive any additional compensation for serving on the Board.

2007 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Total ($)
James J. Byrne	8,791	13,800	(2)	22,591

John W. Coyle	11,028	17,250	(3)	28,278

Thomas L. Cunningham	19,150	17,250	(4)	36,400

Adam J. Gutstein	9,208	17,250	(5)	26,458

Kevin F. Hickey	6,125	13,800	(6)	19,925

James W. McLane	17,375	34,500	(7)	51,875

Barry L. Reisig	8,166	13,800	(8)	21,966

(1)                  As of December 31, 2007, all shares were fully vested.  The amount shown represents the aggregate amount recognized as compensation expense by the Company during the year ended December 31, 2007, computed in accordance with FAS 123(R) based on the grant date fair value of $1.38 per share.

(2)                  The total number of restricted stock awards owned at fiscal year end was 18,000.  The total number of stock options outstanding at fiscal year end was 17,500.

(3)                  The total number of restricted stock awards owned at fiscal year end was 20,500. The total number of stock options outstanding at fiscal year end was 17,500.

(4)                  The total number of restricted stock awards owned at fiscal year end was 22,500. The total number of stock options outstanding at fiscal year end was 21,688.

(5)                  The total number of restricted stock awards owned at fiscal year end was 22,500. The total number of stock options outstanding at fiscal year end was 24,500.

(6)                  The total number of restricted stock awards owned at fiscal year end was 20,000. The total number of stock options outstanding at fiscal year end was 25,260.

(7)                  The total number of restricted stock awards owned at fiscal year end was 37,000. The total number of stock options outstanding at fiscal year end was 264,016.

(8)                  The total number of restricted stock awards owned at fiscal year end was 18,000. The total number of stock options outstanding at fiscal year end was 4,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information regarding all compensation plans under which Company equity securities are authorized for issuance as of December 31, 2007:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in left column)
Equity compensation plans approved by security holders(1)	859,099	$3.00	540,901

Equity compensation plans not approved by security holders(2)(3)	142,020	$11.21	0

Total	1,001,119	$4.17	540,901

(1)                  This category consists of the Healthaxis Inc. 2005 Stock Incentive Plan, which amended and restated the Healthaxis Inc. 2000 Stock Option Plan, both of which were approved by the shareholders.  The amounts shown for “number of securities to be issued upon exercise of outstanding options, warrants and rights” and “weighted-average exercise price of outstanding options, warrants and rights” exclude 287,000 shares of unvested restricted stock granted to employees because restricted stock has no exercise price and was reflected in current common outstanding at year end.  All outstanding vested and unvested restricted shares have been deducted from the amounts shown as “number of securities remaining available for future issuance under equity compensation plans.”

(2)                  This table does not include 184,963 shares of Common Stock that may be issued upon exercise of options outstanding under the Healthaxis.com, Inc. Amended and Restated 1998 Stock Option Plan which was assumed in the Healthaxis.com merger with the Company as approved by the shareholders.  The weighted average exercise price of these outstanding options is $18.52.

(3)                  This category includes an aggregate of 102,000 shares subject to options outstanding under the Provident American Corporation Stock Option Plan For Directors and the Provident American Corporation Amended And Restated Stock Option Plan For Directors and other historical plans related to the issuance of options to former officers, directors and related to the Company’s discontinued insurance operations.  The Company no longer makes any option grants under any of these plans.  This category also includes a total of 40,020 shares subject to outstanding warrants that were issued by the Company in connection with historical consulting and services arrangements.  The Healthaxis.com warrants were originally issued in connection with various marketing and carrier partner agreements related to the discontinued retail website operations.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of March 20, 2008, the beneficial ownership of the Company’s Common Stock: (i) by each person known by the Company to be the beneficial owner of five percent or more of the Company’s outstanding Common Stock, (ii) by each director of the Company, (iii) by the

Chief Executive Officer, and the two other most highly compensated executive officers during fiscal 2007 (the “Named Executive Officers”), and (iv) by the directors and executive officers of the Company as a group.  Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares.

5% Beneficial Owners	Number of Shares Beneficially Owned (2)		Percent of Class (3)
Sharad K. Tak c/o Tak Investments, Inc. 400 Professional Drive, Suite 420 Gaithersburg, MD 20879	5,555,556	(4)	45.6%

Lewis Asset Management 45 Rockefeller Plaza, Suite 2570 New York, NY 10111	2,333,324	(5)	26.4%

LB I Group Inc. c/o Lehman Brothers, Inc. 745 Seventh Avenue, 2nd Floor New York, NY 10019	667,999	(6)	7.6%

Directors and Executive Officers(1)
James W. McLane	377,251	(7)	4.1%
Adam J. Gutstein	67,000	(8)	*
Thomas L. Cunningham	59,646	(9)	*
John W. Coyle	53,500	(10)	*
James J. Byrne	60,534	(11)	*
Barry L. Reisig	32,000	(12)	*
John M. Carradine	280,827	(13)	3.1%
Lawrence F. Thompson	89,503	(14)	*
J. Brent Webb	175,251	(15)	2.0%
All current directors and executive officers as a group (11 Persons)	1,387,423	(16)	14.5%

*  Less than 1%

(1)                  The address of each director and executive officer is 7301 North State Highway 161, Suite 300, Irving, TX 75039.

(2)                  Includes options and warrants exercisable within 60 days from March 20, 2008.

(3)                  Any securities not outstanding that are subject to options, warrants, or conversion privileges exercisable within 60 days of March 20, 2008 are deemed outstanding for the purpose of computing the percentage of outstanding securities of the class owned by any person holding such securities but are not deemed outstanding for the purpose of computing the percentage of the class owned by any other person in accordance with Item 403 of Regulation S-K of the Securities Act of 1933 and Rule 13(d)-3 of the Securities Exchange Act, and based upon 8,884,305 shares of common stock outstanding (excluding treasury shares) as of March 20, 2008.

(4)                  Includes warrants to purchase 3,333,334 shares of common stock exercisable within 60 days, and excludes warrants to purchase up to 2,777,777 shares of common stock that are contingent on the Company compelling the exercise thereof, or the exercise by Tak Investments, Inc. of other included warrants.

(5)                  As reported on Form 4 filed on January 3, 2007.

(6)                  As reported in Amendment No. 2 to Schedule 13G filed on February 14, 2008. Excludes Series A Convertible Preferred Stock convertible into 740,401 Common Shares and warrants to acquire 387,117 Common Shares.

(7)                  Includes options to purchase 264,016 shares of the Common Stock exercisable within 60 days.

(8)                  Includes options to purchase 24,500 shares of the Common Stock exercisable within 60 days.

(9)                  Includes options to purchase 21,688 shares of the Common Stock exercisable within 60 days.

(10)            Includes options to purchase 17,500 shares of the Common Stock exercisable within 60 days.

(11)            Includes options to purchase 17,500 shares of the Common Stock exercisable within 60 days.

(12)            Includes options to purchase 4,000 shares of the Common Stock exercisable within 60 days.

(13)            Includes options to purchase 181,075 shares of the Common Stock exercisable within 60 days.

(14)    Includes options to purchase 50,000 shares of the Common Stock exercisable within 60 days.

(15)            Includes options to purchase 107,501 shares of the Common Stock exercisable within 60 days.

(16)    Includes options to purchase 745,281 shares of Common Stock exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As a part of the investment in the Company made by Tak Investments Inc., a Delaware corporation that is a significant shareholder and is owned by Mr. Sharad Tak, the Company entered into a five-year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company owned by Mr. Tak. Under the terms of this agreement, Healthcare BPO Partners provides India-based personnel and infrastructure that are utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations. The Indian operations, which are dedicated for the Company’s exclusive use, are managed by the Company and based in Jaipur, India. These Indian operations supplement the Company’s operations in Utah, Texas and Jamaica.  Under this Agreement, Healthcare BPO Partners also provided the Company with data center space and support services in the United States through September 2007.   The terms on which these remote resources are provided to the Company have been reviewed and approved by the Audit Committee and are at globally competitive rates.  During 2006 and 2007, the Company recognized expense of $1.1 million and $853,000, respectively, to Healthcare BPO Partners for the remote resources and related services provided under the agreement and, at December 31, 2006 and December 31, 2007, the Company had accounts payable to Healthcare BPO Partners of $89,000 and $84,000, respectively.

Affirmative Determinations of Director Independence

                                                The Board of Directors has adopted the requirements in Marketplace Rule 4200(a)(15) of The Nasdaq Stock Market (“NASDAQ”) as its standard for determining the independence of members of its Board of Directors.  The Board of Directors has determined that each of the following directors is an “independent director” under these standards:

James J. Byrne
John W. Coyle
Thomas L. Cunningham
Adam J. Gutstein
Barry L. Reisig

                The independent directors meet separately at each regular meeting of the Board of Directors.  The independent directors have selected Mr. Gutstein to serve as Lead Director of the executive sessions of the independent directors.  All members of the Company’s Audit Committee, Compensation Committee and Nominating Committee are “independent” directors under the NASDAQ independence standards.

                Mr. McLane is not independent because he was an employee of the Company during the past three years.  Mr. Carradine is not independent because he is currently employed by the Company.

                In determining that Mr. Reisig is independent, the Board of Directors considered that he was appointed to the Board of Directors pursuant to the Investors’ Rights Agreement between the Company and Tak Investments, Inc.  Despite this relationship, the Board of Directors has concluded that Mr. Reisig exercises independent judgment.  The Board of Directors considered the lack of any material compensatory or other business relationships between Mr. Reisig and Mr. Tak or his affiliates and found no material relationship exists that would impact Mr. Reisig’s independence.

Item 14. Principal Accounting Fees and Services

 The Company’s principal independent public accountant was McGladrey & Pullen, LLP for the years ended December 31, 2007 and December 31, 2006.  Fees billed or to be billed in connection with services rendered for these years are as follows:

	2007	2006
Audit Fees	$232,000	$225,000
Audit-Related Fees	34,000	31,000
Tax Fees	—	—
All Other Fees	—	—
Total	$266,000	$256,000

Audit Fees.  In 2007, audit fees include fees for professional services rendered for the audit and quarterly reviews of the Company’s financial statements for the applicable fiscal year.  In 2006, audit fees include fees for professional services rendered for the audit, filing of a Registration Statement on Form S-8, a Registration Statement on Form S-3, and quarterly reviews of the Company’s financial statements for the applicable fiscal year.

Audit-Related Fees.  Audit related fees consisted of completion of a Service Auditors Report performed in accordance Statement of Auditing Standard (“SAS”) #70.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                      The following consolidated financial statements of Healthaxis Inc. are included in Item 8:

(1) List of Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	36

Consolidated Balance Sheets -
December 31, 2007 and 2006	37

Consolidated Statements of Operations -
Years ended December 31, 2007, 2006, and 2005	38

Consolidated Statements of Changes in Stockholders’ Equity -
Years ended December 31, 2007, 2006, and 2005	39

Consolidated Statements of Cash Flows -
Years ended December 31, 2007, 2006, and 2005	40

Notes to Consolidated Financial Statements	41

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

HEALTHAXIS INC.

Date: March 31, 2008	By:	/s/John M. Carradine
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

Signature

Title

Date

/s/James W. McLane	Chairman of the Board of Directors	March 31, 2008
James W. McLane

/s/John M. Carradine	Chief Executive Officer (principal executive officer) and	March 31, 2008
John M. Carradine	Director

/s/Ronald K. Herbert	Chief Financial Officer (principal financial and accounting	March 31, 2008
Ronald K. Herbert	officer)

/s/James J. Byrne	Director	March 31, 2008
James J. Byrne

/s/John W. Coyle	Director	March 31, 2008
John W. Coyle

/s/Thomas L. Cunningham	Director	March 31, 2008
Thomas L. Cunningham

/s/Adam J. Gutstein	Director	March 31, 2008
Adam J. Gutstein

/s/Barry L. Reisig	Director	March 31, 2008
Barry L. Reisig

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated January 30, 2001.

3.2

Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated June 30, 2004. Incorporated by reference to Exhibit 10.2 to registrant’s Form 10-Q for the quarterly period ended June 30, 2004.

3.3	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 19, 2003.

3.4	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of Form 8-K filed August 10, 2007.

3.5	Second Amended and Restated Bylaws dated February 25, 2004. Incorporated by reference to Exhibit 3.5 to registrant’s Form 10-K for the year ended December 31, 2003.

3.6	Bylaw Amendment to the Second Amended and Restated Bylaws, effective August 9, 2007. Incorporated by reference to Exhibit 3.2 of Form 8-K filed August 10, 2007.

4.1	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of Healthaxis Inc. dated June 30, 2004. (see Exhibit 3.2 above).

4.2	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K filed on August 19, 2003.

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

10.5

Stock and Warrant Purchase Agreement dated as of February 23, 2005, between Healthaxis Inc. and Tak Investments, Inc.Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K/A filed October 10, 2006.

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

10.12	Renewal Promissory Note of the Company dated as of July 31, 2006 payable to HealthMarkets Inc., f/k/a UICI, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 1, 2006

10.13	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated August 14, 2006, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 17, 2006.

10.14	First Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated April 16, 2007. Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 18, 2007.

10.15	Sublease Agreement effective April 1, 2005 between BearingPoint, Inc. and Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2005.

10.16	Rights Agreement dated as of November 13, 1998 between American Online, Inc. and Registrant. Incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2004.

10.17+

Amendment and Restatement of the Registrant’s Stock Option Plan for Directors, effective July 16, 1996. Incorporated by reference to Exhibit (10)(JJ) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.18+	Amended and Restated Healthaxis.com 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the period ended December 31, 2004.

10.19+	Registrant’s 2000 Stock Option Plan. Incorporated by reference to Exhibit (10)(PPP) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.20+	Healthaxis Inc. 2005 Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement filed June 1, 2005.

10.21+	First Amendment to the Healthaxis Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2006.

10.22+	Form of Restricted Stock Award for Directors under the Healthaxis Inc. 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 15, 2006.

10.23+

Form of Restricted Stock Award for Officers and other Employees under the Healthaxis Inc. 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed April 24, 2007.

10.24+	Director Compensation Arrangements for 2007. Incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2006.

10.25+

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

10.28+

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

10.33+

Second Amendment to Change in Control Employment Agreement dated May 13, 2005 between Healthaxis, Ltd. and J. Brent Webb. Incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K/A filed October 10, 2006.

10.34+

Third Amendment to Change in Control Employment Agreement dated April 20, 2007 between Healthaxis, Ltd. and John M. Carradine. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed April 24, 2007.

10.35+

Third Amendment to Change in Control Employment Agreement dated April 20, 2007 between Healthaxis, Ltd. and J. Brent Webb. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed April 24, 2007.

10.36+	Employment Agreement between Registrant and Lawrence E. Thompson dated May 13, 2005. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 18, 2005.

10.37+	First Amendment to Employment Agreement between Registrant and Lawrence E. Thompson dated April 20, 2007. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed April 24, 2007.

10.38+	Employment Agreement between Registrant and Ronald K. Herbert dated December 31, 2005. Incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K for the year ended December 31, 2005.

10.39+	First Amendment to Employment Agreement between Registrant and Ronald K. Herbert dated April 20, 2007. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed April 24, 2007.

10.40+	Employment Agreement between Registrant and Roxanne Seale dated December 31, 2005. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K dated April 24, 2007.

10.41+

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
(g)  Healthaxis Production Processing Inc.

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