Form 10-Q
period 2008-03-31
HEALTHAXIS INC
filed 2008-05-09
CIK 768892

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,836,588 shares of common stock, par value $.10, outstanding as of May 4, 2008.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,583	$2,621
Accounts and note receivable, net of allowance for doubtful accounts of $106 and 109, respectively	2,597	2,630
Prepaid expenses	591	510
Total current assets	5,771	5,761

Property, equipment and software, less accumulated depreciation and amortization of $7,375 and $7,213, respectively	1,228	1,361
Contract start-up costs, less accumulated amortization of $2,719 and $2,599, respectively	1,113	1,214
Goodwill	11,276	11,276
Other assets	80	80
Total assets	$19,468	$19,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,388	$1,215
Accounts payable to related parties	86	84
Accrued liabilities	777	640
Deferred revenues	1,161	1,309
Notes payable, current portion	—	93
Working capital and equipment lines of credit, current portion	317	313
Current portion, post retirement and employment liabilities	121	121
Total current liabilities	3,850	3,775

Post retirement and employment liabilities	685	704
Working capital and equipment lines of credit	1,417	1,192
Deferred rent	240	267
Other liabilities	202	202
Total liabilities	6,394	6,140

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible 740,401 shares issued and outstanding, for both periods (no liquidation preference)	740	740
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 8,360,424 and 8,319,805 shares, respectively	836	832
Note receivable from employees	—	(5)
Additional paid-in capital	450,673	450,618
Accumulated deficit	(439,175)	(438,633)
Total stockholders’ equity	13,074	13,552
Total liabilities and stockholders’ equity	$19,468	$19,692

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

Revenue	$4,004	$4,211

Expenses:
Cost of revenues	3,538	3,438
Sales and marketing	385	248
General and administrative	586	559
Total expenses	4,509	4,245

Operating loss	(505)	(34)

Interest and other income, net	11	33
Interest expense	(42)	(58)
Loss before income taxes	(536)	(59)
Provision for income taxes	(6)	(3)
Net loss	$(542)	$(62)

Net loss per share of common stock (basic and diluted)	$(0.07)	$(0.01)

Weighted average common shares and equivalents used in computing basic and diluted loss per share	8,325,857	8,171,551

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net loss	$(542)	$(62)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	281	276
Non-cash equity compensation expense	94	31
Other	—	(2)
Change in:
Accounts and note receivable	37	(99)
Prepaid expenses and other current assets	(81)	(61)
Accounts payable and accrued liabilities	260	27
Deferred revenues	(91)	(53)
Other assets and liabilities	(28)	(4)
Net cash provided by (used in) operating activities	(70)	53

Cash flows from investing activities
Investment in capitalized software and contract start-up costs	(19)	(287)
Purchases of property, equipment and software	(85)	(33)
Net cash used in investing activities	(104)	(320)

Cash flows from financing activities
Proceeds from lines of credit	800	—
Payments on lines of credit and note payable	(664)	—
Net cash provided by financing activities	136	—
Decrease in cash and cash equivalents	(38)	(267)
Cash and cash equivalents, beginning of period	2,621	3,362
Cash and cash equivalents, end of period	$2,583	$3,095

Non-cash financing activities
Accounts receivable applied to note and interest payable in lieu of cash	$—	$195
Interest paid	$26	$25

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

Note A – Description of business and basis of presentation

Unaudited Financial Information

The unaudited consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States of America, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  Results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Equity Compensation

The Company accounts for equity compensation in accordance with Statement of Financial Standards No. 123R, “Share Based Payment” (SFAS 123R).  On March 19, 2008, the Company granted 72,500 shares of restricted stock to its directors.  The restricted stock has been valued at approximately $65,000, which represents the trading value of the stock as quoted on NASDAQ on the date of grant.  The shares of stock granted to directors vest over the calendar year of service, thus one-fourth of the shares vested in the quarter ended March 31, 2008, and the Company recognized compensation expense of approximately $16,000.  On January 16, 2007, the Company granted 92,500 shares of restricted stock to the directors, valued at approximately $127,000, and the Company recognized compensation expense of approximately $31,000 for the quarter ended March 31, 2007.

On March 19, 2008, the Company granted 185,000 shares of restricted stock to its officers and key employees with a grant date fair value of $166,500.  These shares vest over proportionately over the three years following the date of grant.  On April 20, 2007, the Company granted 210,000 shares to officers and key employees with a grant date fair value of $370,000.  These shares vest over time, with 25% vesting immediately, and 25% on each of the three successive anniversary dates of the grant.  For the three months ended March 31, 2008, the Company recognized compensation expense of $25,000 related to the time vesting of these grants as compared to no employee-related equity compensation charge for the three months ended March 31, 2007.  All shares of restricted stock granted by the Company vest upon a change of control.

On March 10, 2008, the Company entered into an Employment Separation Agreement with Lawrence F. Thompson, the Executive Vice President of Healthaxis. Under the terms of the agreement, 34,750 shares of restricted stock previously granted to Mr. Thompson became fully vested.  The Company recorded a charge of $53,000 in March 2008 to reflect the immediate vesting of these shares.

No stock options were granted or vested in 2008 or 2007.

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

	As of March 31,
	2008	2007
Options	1,145,115	1,181,248
Restricted stock	481,125	219,375
Warrants	7,229,186	7,229,186
Preferred stock	740,401	740,401
Total common shares if converted	9,595,827	9,370,210

Note B – Significant Customer Concentrations

For the three months ended March 31, 2008 and 2007, three customers accounted for $2.5 million (64%) and $2.7 million (64%), respectively, of the Company’s total revenues.  At March 31, 2008 and December 31, 2007, three customers individually accounted for more than 10% of the Company’s accounts receivable as shown in the table below.

	Percent of accounts and notes receivable
	March 31, 2008	Dec. 31, 2007
Customer A	25%	32%
Customer B	22%	21%
Customer C	14%	9%

Note  C – Related Party Transactions

The Company is a party to a Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with a significant shareholder.  Healthcare BPO Partners, based in Jaipur, India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations.  The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica.  As a part of the Resourcing Agreement, Healthcare BPO Partners also provided data center hosting services, at a Vienna Virginia facility, to Healthaxis until September 2007.  For the three months ended March 31, 2008, and March 31, 2007, the Company incurred costs of approximately $125,000, and $269,000, respectively, related to the Resourcing Agreement.

Note D – Recent Accounting Pronouncements

In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued.  SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities.  SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements.  On February 12, 2008, FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” was released.  This FSP applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The implementation of SFAS 157 for financial assets and financial liabilities effective January 1, 2008, did not have a material impact on our Consolidated Financial Statements and the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities is not anticipated to have a material impact on our Consolidated Financial Statements.

In February 2007, FASB Statement 159, “The Fair Value Option for Financial Statement Assets and Financial Liabilities” (“SFAS 159”) was issued.  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected.  The implementation of SFAS 159 effective January 1, 2008, did not have a material impact on our Consolidated Financial Statements.

Note E - Subsequent Event

On April 25, 2008, the Company entered into an amendment to its Loan and Security Agreement (“LSA”) with Silicon Valley Bank.  As a result of the amendment, certain covenants were modified.  Based on the calculation of the borrowing base as of March 31, 2008, we would have been eligible to draw up to approximately $1.7 million under the revolving line, of which $1.1 million had been drawn as of that date.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning the Company’s financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements.  These statements may be identified with words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such factors include the risks and uncertainties identified in Healthaxis documents filed with, or furnished to, the Securities and Exchange Commission, including without limitation those identified under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2007.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on forward-looking statements.

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

For the first quarter of 2008, the Company reported revenue of $4.0 million and an operating loss of $505,000.  Revenue was approximately $207,000 less than the first quarter of 2007 due primarily to the loss of a BPO services customer in mid-2007.  The operating loss for the first quarter of 2008 was $471,000 greater than the operating loss the first quarter of 2007 as a result of the combined impact of a reduced gross margin from a lower revenue base, reduced capitalization of implementation and software development costs, and a severance charge of $204,000.

Critical Accounting Policies

Critical accounting policies are those which are most important to the financial statement presentation and that require the most difficult, subjective complex judgments.  There have been no changes in the Company’s critical accounting policies as described in the Company’s Form 10-K for the year ended December 31, 2007, other than as described in Note D to the Notes to Unaudited Consolidated Financial Statements.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

	(Table in thousands)
	Three Months Ended March 31,
	2008	2007	Change

Revenues	$4,004	$4,211	$(207)
Cost of revenues	3,538	3,438	(100)
Gross profit	$466	$773	$(307)
% of revenue	12%	18%

Revenues were approximately $207,000 lower in the three months ended March 31, 2008 compared to the same period in 2007.  BPO services revenues decreased approximately $239,000 due to the 2007 mid-year loss of a BPO services customer that was acquired by a larger organization.  BPO services revenue generated by our new initiative to provide BPO services in accounts payable outsourcing more than offset other BPO services revenue declines resulting from fewer paper-based healthcare claims to process, as a result of the combined impact of fewer lives on our systems from some existing customers and a continuing shift in the healthcare industry from paper claims to higher volumes of electronic claims. Application Service Provider (“ASP”) license fees and transaction fees increased slightly from new service offerings, though in total our customers experienced a net loss in the number of lives they service.

Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables, and are partially reduced by the capitalization of certain costs incurred (primarily employee compensation) for new customer implementations and software development projects.  Cost of revenues increased $100,000 for the three months ended March 31, 2008 compared to the same period in 2007 as cost reductions were more than offset by the impact of a $226,000 decrease in costs capitalized for implementations and development.  Since capitalized costs are a reduction to expense, a decrease in capitalized costs has the effect of increasing cost of revenues.  Capitalized costs declined in the first quarter of 2008 primarily because we spent less time on customer implementations than in the prior year.  We applied a significant amount of our resources during the first quarter of 2007 completing the implementation of a large third party administrator (and a significant customer).  The cost reductions achieved in 2007 included a reduction in BPO services labor costs of $139,000 related to the decline in revenue.

	(Table in thousands)
	Three Months Ended March 31,
	2008	2007	Change

Sales and marketing expense	$385	$248	$137
General and administrative expense	586	559	27
Interest and other income, net	11	33	(22)
Interest expense	(42)	(58)	16
Provision for income taxes	(6)	(3)	(3)

Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising.   Sales and marketing expenses increased $137,000 in the three months ended March 31, 2008 compared to the same quarter of 2007.  This increase resulted from a severance charge of $204,000, partially offset by a decrease in variable marketing and travel expenses.  Included in the severance charge was non-cash equity compensation of $53,000 related to vesting of restricted stock related to the termination.  Total non-cash equity compensation expense recorded in sales and marketing was $56,000 for the three months ended March 31, 2008.  There was no such expense for the corresponding period of 2007.

General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs.  These expenses increased $27,000 in the three months ended March 31, 2008 compared to the same quarter of 2007 due primarily to an increase in professional fees.  Non-cash equity compensation expense recorded in general and administrative expense was $29,000 and $32,000 for the three months ended March 31, 2008, and 2007, respectively.

Interest and other income, net decreased $22,000 in the three months ended March 31, 2008 compared to the same quarter of 2007 due to reduced cash balances and lower interest rates.

Interest expense decreased $16,000 in the three months ended March 31, 2008 compared to the same quarter of 2007.  This decrease can be attributed to lower average debt balances and the decline in interest rates.

Provision for income taxes was $6,000 for the three months ended March 31, 2008 compared to $3,000 in the same quarter of 2007.  Effective January 1, 2007, the Company is accruing an estimate of the tax due under the new margin tax enacted by the State of Texas.

Liquidity and Capital Resources

Overview of Cash Resources

At March 31, 2008, our cash and cash equivalents of $2.6 million were relatively unchanged from the balance at December 31, 2007.  The sources and uses of cash during the first quarter of 2008 are described more fully in “Analysis of Cash Flows” below.  We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months.

On April 25, 2008, the Company entered into an amendment to its Loan and Security Agreement (“LSA”) with Silicon Valley Bank whereby certain covenants were modified.

Analysis of Cash Flows

Cash used in operating activities for the three months ended March 31, 2008 was approximately $70,000 as compared to cash provided by operating activities of $53,000 for the same period in 2007.  The difference was primarily the result of the increased net loss in 2008 and changes in various working capital accounts, primarily accounts payable and accrued liabilities.

Cash used in investing activities for the three months ended March 31, 2008 was $104,000 as compared to $320,000 for the same period in 2007.  The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software.

Cash provided by financing activities for the three months ended March 31, 2008 was $136,000 compared to zero for the quarter ended March 31, 2007.  The Company paid off the existing note payable to HealthMarkets in January 2008.

Recently Adopted Accounting Pronouncements

See Note D to the Notes to Unaudited Consolidated Financial Statements herein for a discussion of the impact on the Company’s financial statements of new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable under smaller reporting company scaled disclosure requirements.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by it under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

Item 1A.	Risk Factors

Not applicable under smaller reporting company scaled disclosure requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)           First Quarter 2008 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

March 2008	10,590	$0.89	—	—

(1) These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 10,590 shares of common stock surrendered to Healthaxis to pay withholding taxes on shares of restricted stock vesting under the 2005 Stock Incentive Plan.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(10.1)	2008 Director Compensation, filed herewith.
(10.2)	Employment Separation Agreement between Healthaxis, Ltd. and Lawrence F. Thompson dated March 10, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 11, 2008).
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: May 9, 2008	By: /s/ John M. Carradine
John M. Carradine, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Ronald K. Herbert
Ronald K. Herbert, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

(10.1)	2008 Director Compensation, filed herewith.
(10.2)	Employment Separation Agreement between Healthaxis, Ltd. and Lawrence F. Thompson dated March 10, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 11, 2008).
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.