Form 10-Q
period 2008-06-30
HEALTHAXIS INC
filed 2008-08-08
CIK 768892

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,816,088 shares of common stock, par value $.10, outstanding as of August 1, 2008.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,497	$2,621
Accounts and note receivable, net of allowance for doubtful accounts of $105 and $109, respectively	2,444	2,630
Prepaid expenses	788	510
Total current assets	5,729	5,761

Property, equipment and software, less accumulated depreciation and amortization of $7,524 and $7,213, respectively	1,150	1,361
Contract start-up costs, less accumulated amortization of $2,875 and $2,599, respectively	1,005	1,214
Goodwill	11,276	11,276
Other assets	80	80
Total assets	$19,240	$19,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,362	$1,215
Accounts payable to related parties	86	84
Accrued liabilities	725	640
Deferred revenues	1,018	1,309
Note payable, current portion	—	93
Working capital line of credit, current portion	1,200	—
Equipment line of credit, current portion	321	313
Current portion, post retirement and employment liabilities	121	121
Total current liabilities	4,833	3,775

Post retirement and employment liabilities	666	704
Working capital and equipment lines of credit	241	1,192
Deferred rent	214	267
Other liabilities	202	202
Total liabilities	6,156	6,140

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares:
Series A Convertible, 740,401 shares issued and outstanding (no liquidation preference)	740	740
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 8,417,838 and 8,319,805 shares, respectively	842	832
Note receivable from employees	—	(5)
Additional paid-in capital	450,758	450,618
Accumulated deficit	(439,256)	(438,633)
Total stockholders’ equity	13,084	13,552
Total liabilities and stockholders’ equity	$19,240	$19,692

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$3,935	$4,003	$7,939	$8,214

Expenses:
Cost of revenues	3,384	3,457	6,922	6,895
Sales and marketing	61	235	446	483
General and administrative	522	699	1,108	1,258
Total expenses	3,967	4,391	8,476	8,636

Operating loss	(32)	(388)	(537)	(422)

Interest and other income, net	4	19	15	52
Interest expense	(45)	(51)	(87)	(109)

Net loss before taxes	(73)	(420)	(609)	(479)
Provision for income taxes	(8)	(3)	(14)	(6)
Net loss	$(81)	$(423)	$(623)	$(485)

Net loss per share of common stock (basic and diluted)	$(0.01)	$(0.05)	$(0.07)	$(0.06)

Weighted average common shares and equivalents used in computing basic and diluted loss per share	8,402,464	8,224,508	8,364,161	8,208,014

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(623)	$(485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587	556
Restricted stock compensation	141	191
Other	—	(2)
Change in:
Accounts receivable	190	(135)
Prepaid expenses and other current assets	(278)	(87)
Other assets	(12)	120
Accounts payable and accrued liabilities	203	(65)
Deferred revenues	(234)	(130)
Other liabilities	(38)	(89)
Net cash used in operating activities	(64)	(126)

Cash flows from investing activities
Contract start-up costs	(67)	(278)
Purchases of property, equipment and software and internally developed capitalized software	(157)	(258)
Net cash used in investing activities	(224)	(536)

Cash flows from financing activities
Proceeds from lines of credit	1,700	—
Payments on lines of credit	(1,536)	(47)
Net cash provided by (used in) financing activities	164	(47)
Decrease in cash and cash equivalents	(124)	(709)
Cash and cash equivalents, beginning of period	2,621	3,362
Cash and cash equivalents, end of period	$2,497	$2,653

Non-cash financing activities
Accounts receivable applied to note and interest payable in lieu of cash	$—	$390
Interest paid	$63	$50

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

Note A – Description of business and basis of presentation

Unaudited Financial Information

The unaudited consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States of America, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  Results of operations for the three and six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

	As of June 30,
	2008	2007

Options	881,447	1,170,396
Restricted stock	408,750	336,250
Warrants	5,800,277	7,229,186
Preferred stock	740,401	740,401
Total common shares if converted	7,830,875	9,476,233

Equity Compensation

The Company accounts for equity compensation in accordance with Statement of Financial Standards No. 123R, “Share Based Payment” (SFAS 123R).  The Company uses stock options and restricted stock as a method of compensation for its employees and directors.  While no stock options were granted or vested in 2007 or 2008, the Company has granted and vested restricted stock during those periods.  The value of restricted stock is calculated based on the trading value of the stock as quoted on NASDAQ on the date of grant.  Shares of stock granted to directors vest over the calendar year of service, while shares granted to employees vest either over a specified period of time or based on certain performance criteria.  Additionally, in March 2008, the Company entered into an Employment Separation Agreement with one of its officers whereby 34,750 shares of restricted stock previously granted to the officer became fully vested.  The Company recorded a charge of $53,000 in March 2008 to reflect the immediate vesting of these shares.  The company recognized total compensation expense related to the vesting of restricted stock of approximately $47,000 and $160,000 for the three months ended June 30, 2008, and

2007, respectively, and $141,000 and $191,000 for the six months ended June 30, 2008, and 2007, respectively.  All shares of restricted stock granted by the Company vest upon a change of control.

Note B – Significant Customer Concentrations

For the three months ended June 30, 2008 and 2007, three customers accounted for $2.4 million (60%) and $2.6 million (65%), respectively, of the Company’s total revenues.  For the six months ended June 30, 2008 and 2007, these three customers accounted for $4.9 million (62%) and $5.3 million (64%), respectively, of the Company’s total revenues. At June 30, 2008 and December 31, 2007, these three customers individually accounted for more than 10% of the Company’s accounts receivable as shown in the table below.

	Percent of accounts and note receivable
	June 30, 2008	Dec. 31, 2007
Customer A	22%	32%
Customer B	27%	21%
Customer C	13%	9%

Note C – Related Party Transactions

The Company is a party to a Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with a significant shareholder.  Healthcare BPO Partners, based in Jaipur, India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations.  The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica.  As a part of the Resourcing Agreement, Healthcare BPO Partners also provided data center hosting services, at a Vienna Virginia facility, to Healthaxis until September 2007.  For the six months ended June 30, 2008 and June 30, 2007, the Company incurred costs of approximately $253,000 and $533,000, respectively, related to the Resourcing Agreement.  For the three months ended June 30, 2008 and 2007, the Company incurred costs of approximately $129,000 and $266,000, respectively.  At June 30, 2008 and December 31, 2007, the Company had accounts payable to Healthcare BPO Partners of approximately $86,000 and $84,000, respectively.

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

In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued.  SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities.  SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements.  The effective date for the Company was January 1, 2008.  The adoption of SFAS 157 did not have a material impact on our Consolidated Financial Statements.

Note E – Lines of Credit

On April 25, 2008, the Company entered into an amendment to its Loan and Security Agreement (“LSA”) with Silicon Valley Bank.  As a result of the amendment, certain covenants were modified.  Based on the calculation of the borrowing base as of June 30, 2008, we would have been eligible to draw up to approximately $1.8 million under the revolving line, of which $1.2 million had been drawn as of that date.

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

For the second quarter of 2008, the Company reported revenue of $3.9 million and returned to near break-even with an operating loss of $32,000.  Revenue was approximately $68,000 less than the second quarter of 2007 as the loss of a BPO services customer in mid 2007 was significantly offset by the addition of new customers and sales of additional services to existing customers.  The operating loss for the second quarter of 2008 decreased approximately $356,000 as compared to the second quarter of 2007 due to a lower cost structure.

Critical Accounting Policies

Critical accounting policies are those which are most important to the financial statement presentation and that require the most difficult, subjective complex judgments.  There have been no changes in the Company’s critical accounting policies as described in the Company’s Form 10-K for the year ended December 31, 2007, other than as described in Note D to the Unaudited Consolidated Financial Statements.

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

	(Table in thousands)
	Three Months Ended June 30,
	2008	2007	Change

Revenues	$3,935	$4,003	$(68)
Cost of revenues	3,384	3,457	(73)
Gross profit	$551	$546	$5
% of revenue	14%	14%

Revenues were approximately $68,000 lower in the three months ended June 30, 2008 compared to the same period in 2007.  BPO services revenues decreased approximately $179,000 due to the 2007 mid-year loss of a BPO services customer that was acquired by a larger organization.  BPO services revenue generated by our new initiative to provide BPO services in accounts payable outsourcing more than offset other BPO services revenue declines resulting from fewer paper-based healthcare claims to process as a result of the combined impact of fewer lives on our systems from some existing customers and a continuing shift in the healthcare industry from paper claims to higher volumes of electronic claims. Application Service Provider (“ASP”) license fees increased slightly from new service offerings, though in total our customers experienced a net loss in the number of lives they service, while transaction fees decreased slightly due to the change in covered lives.  Professional services revenue increased due to specific projects undertaken for a couple of our customers.

Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables.  Cost of revenues decreased $73,000 in the three months ended June 30, 2008 compared to the same period in 2007.  The most significant components of this decrease were a $130,000 reduction in variable labor related to BPO services due to increased efficiency and lower volumes and a $64,000 reduction in variable costs of printing and postage related to the decline in transaction fee revenue.  Offsetting these cost reductions was the impact of costs that are capitalized for accounting purposes.  Capitalized costs are a reduction to cost of revenues for costs incurred (primarily employee compensation) for new customer implementations and software development projects.  For the second quarter of 2008, we capitalized approximately $117,000 less in cost of revenues than in the second quarter of 2007 because in the prior year period we were in the middle of the significant new customer implementation that required a significant proportion of our resources.  Significantly less time was spent on implementations during the second quarter of 2008.  Non-cash equity compensation was $13,000 for the three months ended June 30, 2008 versus $45,000 in the 2007 period.

	(Table in thousands)
	Three Months Ended June 30,
	2008	2007	Change

Sales and marketing expense	$61	$235	$(174)
General and administrative expense	522	699	(177)
Interest and other income, net	4	19	(15)
Interest expense	(45)	(51)	6
Provision for income taxes	(8)	(3)	(5)

Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising.   Sales and marketing expenses decreased $174,000 in the three months ended June 30, 2008 compared to the same quarter of 2007.  This decrease was due to lower personnel costs and the related decrease in benefits and travel related to changes in the sales and marketing team.  Sales and marketing expense for the three months ended June 30, 2008 included no non-cash equity compensation from the vesting of restricted stock as compared to $13,000 in the 2007 period.

General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs.  These expenses decreased $177,000 in the three months ended June 30, 2008 compared to the same quarter of 2007.  The decrease is the net result of a) non-cash equity compensation of $34,000 in 2008 that resulted from the vesting of restricted stock versus $101,000 in 2007 and b) decreases in total professional service fees from auditors, attorneys, and others.

Interest and other income, net decreased $15,000 in the three months ended June 30, 2008 compared to the same quarter of 2007 due primarily to lower cash balances.

Interest expense decreased $6,000 in the three months ended June 30, 2008 compared to the same quarter of 2007 due to reduced average daily debt balances.

Provision for income taxes increased $5,000 for the three months ended June 30, 2008 compared to the same quarter of 2007.  Effective January 1, 2007, the Company is accruing an estimate of the tax due under the new margin tax enacted by the State of Texas.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

	(Table in thousands)
	Six Months Ended June 30,
	2008	2007	Change

Revenues	$7,939	$8,214	$(275)
Cost of revenues	6,922	6,895	27
Gross profit	$1,017	$1,319	$(302)
% of revenue	13%	16%

Revenues were approximately $275,000 lower in the six months ended June 30, 2008 compared to the same period in 2007.  BPO services revenues decreased approximately $418,000 due to the 2007 mid-year loss of a BPO services customer that was acquired by a larger organization.  BPO services revenue generated by our new initiative to provide BPO services in accounts payable outsourcing more than offset other BPO services revenue declines resulting from fewer paper-based healthcare claims to process as a result of the combined impact of fewer lives on our systems from some existing customers and a continuing shift in the healthcare industry from paper claims to higher volumes of electronic claims. ASP license fees increased slightly from new service offerings, though in total our customers experienced a net loss in the number of lives they service, while transaction fees decreased slightly due to the change in covered lives.  Professional services revenue increased due to specific projects undertaken for a couple of our customers.

Cost of revenues increased $27,000 in the six months ended June 30, 2008 compared to the same period in 2007.  The most significant component of this increase was a $344,000 reduction of costs that are capitalized for accounting purposes due to a significantly reduced amount of time spent on implementations in 2008.  The gross cost of revenue before capitalized costs decreased approximately $317,000 from the 2007 period to the 2008 period which includes approximately $301,000 reduction in variable labor related to BPO services due to increased efficiency and lower volumes, and a $65,000 reduction in variable costs of printing and postage related to the decline in transaction fee revenue.  Non-cash equity compensation was $22,000 for the six months ended June 30, 2008 versus $45,000 in the 2007 period.

	(Table in thousands)
	Six Months Ended June 30,
	2008	2007	Change

Sales and marketing expense	$446	$483	$(37)
General and administrative expense	1,108	1,258	(150)
Interest and other income, net	15	52	(37)
Interest expense	(87)	(109)	22
Provision for income taxes	(14)	(6)	(8)

Sales and marketing expenses decreased $37,000 in the six months ended June 30, 2008 compared to the same period of 2007.  This decrease was due to reduced personnel costs and the related decrease in benefits and travel related to the changes in the sales and marketing team over the past year, which were mostly offset by a severance charge of $204,000 recorded in the first quarter of 2008. Sales and marketing expense for the six months ended June 30, 2008 includes $56,000 of non-cash equity compensation that resulted from the vesting of restricted stock, versus $13,000 in the same period of 2007.

General and administrative expenses decreased $150,000 for the six months ended June 30, 2008 compared to the same period of 2007.  The decrease is the net result of a) non-cash equity compensation of $63,000 in 2008 that resulted from the vesting of restricted stock versus $133,000 in 2007 and b) decreases in total professional service fees from auditors, attorneys, and others.

Interest and other income, net decreased $37,000 in the six months ended June 30, 2008 compared to the same period of 2007 due primarily to lower balances of cash.

Interest expense decreased $22,000 in the six months ended June 30, 2008 compared to the same period of 2007 due to reduced average daily debt balances.

Provision for income taxes was $14,000 for the six months ended June 30, 2008 compared to $6,000 in the same period of 2007.  Effective January 1, 2007, the Company is accruing an estimate of the tax due under the new margin tax enacted by the State of Texas.

Liquidity and Capital Resources

Overview of Cash Resources

At June 30, 2008, our cash and cash equivalents totaled $2.5 million compared to $2.6 million at December 31, 2007.  The sources and uses of cash during the first six months of 2008 are described more fully in “Analysis of Cash Flows” below.  Assuming there are no material changes in the Company’s operations, we believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months.

On April 25, 2008, the Company entered into an amendment to its Loan and Security Agreement (“LSA”) with Silicon Valley Bank whereby certain covenants were modified.

Analysis of Cash Flows

Cash used in operating activities for the six months ended June 30, 2008 was approximately $64,000 as compared to $126,000 for the same period in 2007.  The improvement was largely the result of working capital management, particularly collection of accounts receivable.

Cash used in investing activities for the six months ended June 30, 2008 was $224,000 as compared to $536,000 for the same period in 2007.  The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software.  Capitalized contract start-up costs decreased, as significantly more time was spent in the 2007 period related to a significant customer implementation and the related costs were required to be capitalized.  Purchases of property, equipment and software and internally developed software were higher in 2007 due to normal replacement of servers and other equipment combined with more work performed on enhancements to our internally developed software.

Cash provided by financing activities for the six months ended June 30, 2008 was $164,000 related to borrowings on the Company’s working capital line of credit offset by repayments plus principal payments on the Company’s equipment line of credit.  Cash used in financing activities for the six months ended June 30, 2007 was $47,000 related to principal payments of the equipment line.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings.

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

Item 1A.         Risk Factors

Not applicable under smaller reporting company scaled disclosure requirements.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

(c)           Second Quarter 2008 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2008	4,931.63		—	—

(1)           These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents shares of common stock surrendered to Healthaxis to pay withholding taxes on shares of restricted stock vesting under the 2005 Stock Incentive Plan.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

None.

Item 5.            Other Information.

None.

Item 6.            Exhibits

Exhibit	Description

10.1	Third Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 25, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 29, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthaxis Inc.

Date: August 8, 2008	By: /s/ John M. Carradine
John M. Carradine, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Ronald K. Herbert
Ronald K. Herbert, Chief Financial Officer (Principal
Financial Officer)

Exhibit Index

Exhibit	Description

10.1	Third Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 25, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 29, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.