Form 10-Q
period 2008-09-30
HEALTHAXIS INC
filed 2008-11-14
CIK 768892

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,816,088 shares of common stock, par value $.10, outstanding as of November 3, 2008.

Healthaxis Inc.

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Healthaxis Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and per share data) (Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,191	$2,621
Accounts and note receivable, net of allowance for doubtful accounts of $5 and $109, respectively	2,413	2,630
Prepaid expenses	1,074	510
Total current assets	5,678	5,761

Property, equipment and software, less accumulated depreciation and amortization of $7,665 and $7,213, respectively	1,148	1,361
Contract start-up costs, less accumulated amortization of $3,006 and $2,599, respectively	889	1,214
Goodwill	3,870	11,276
Other assets	139	80
Total assets	$11,724	$19,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,520	$1,215
Accounts payable to related parties	129	84
Accrued liabilities	682	640
Deferred revenues	924	1,309
Note payable, current portion	—	93
Working capital and equipment lines of credit, current portion	1,725	313
Post retirement and employment liabilities, current portion	121	121
Total current liabilities	5,101	3,775

Post retirement and employment liabilities	648	704
Working capital and equipment lines of credit, net of current portion	162	1,192
Deferred rent	188	267
Other liabilities	202	202
Total liabilities	6,301	6,140

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $1.00: authorized 100,000,000 shares: Series A Convertible, 740,401 shares issued and outstanding, (no liquidation preference)	740	740
Common stock, par value $.10: authorized 1,900,000,000 shares, issued and outstanding 8,435,963 and 8,319,805 shares, respectively	844	832
Note receivable from employees	—	(5)
Additional paid-in capital	450,773	450,618
Accumulated deficit	(446,934)	(438,633)
Total stockholders’ equity	5,423	13,552
Total liabilities and stockholders’ equity	$11,724	$19,692

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$3,676	$3,853	$11,615	$12,067

Expenses:
Cost of revenues	3,373	3,354	10,295	10,249
Sales and marketing	48	193	494	676
General and administrative	484	582	1,592	1,840
Goodwill impairment	7,406	—	7,406	—
Total expenses	11,311	4,129	19,787	12,765

Operating loss	(7,635)	(276)	(8,172)	(698)

Interest and other income, net	4	26	19	78
Interest expense	(39)	(67)	(126)	(176)

Loss before income taxes	(7,670)	(317)	(8,279)	(796)
Income tax provision	(8)	(3)	(22)	(9)
Net loss	$(7,678)	$(320)	$(8,301)	$(805)

Net loss per share of common stock (basic and diluted)	$(0.91)	$(0.04)	$(0.99)	$(0.10)

Weighted average common shares and equivalents used in computing loss per share (basic and diluted)	8,427,295	8,287,128	8,385,149	8,234,728

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(8,301)	$(805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	859	840
Restricted stock compensation	185	246
Other	—	(2)
Goodwill impairment	7,406	—
Change in:
Accounts receivable	221	(498)
Prepaid expenses and other current assets	(564)	(84)
Other assets	(71)	189
Accounts payable and accrued liabilities	308	(9)
Deferred revenues	(328)	(241)
Other liabilities	(56)	(80)
Net cash used in operating activities	(341)	(444)

Cash flows from investing activities
Contract start-up costs	(82)	(555)
Purchases of property, equipment and software and internally developed capitalized software	(296)	(120)
Net cash used in investing activities	(378)	(675)

Cash flows from financing activities
Proceeds from lines of credit	2,800	259
Payments on note payable, lines of credit	(2,511)	(146)
Net cash generated in financing activities	289	113
Decrease in cash and cash equivalents	(430)	(1,006)
Cash and cash equivalents, beginning of period	2,621	3,362
Cash and cash equivalents, end of period	$2,191	$2,356

Non-cash financing activities
Accounts receivable applied to note and interest payable in lieu of cash	$—	$412

Interest paid	$90	$99

See notes to unaudited consolidated financial statements.

Healthaxis Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2008

Note A – Description of business and basis of presentation

Unaudited Financial Information

The unaudited consolidated financial statements have been prepared by Healthaxis Inc. and its subsidiaries (“Healthaxis,” the “Company,” “we,” “our” or “us”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States of America, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  Results of operations for the three and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Earnings Per Share

Basic income (loss) per share is computed using only the weighted average number of common shares outstanding during the respective periods.  Diluted earnings per share is computed to show the dilutive effect, if any, of convertible preferred stock, stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods.  In the periods presented, the Company reported a net loss and the effect of including the convertible preferred stock, stock options and warrants in the computation of diluted earnings per share would be anti-dilutive for each of those periods, thus these items have not been included in the computation.  Following is a summary of these potentially dilutive securities:

	As of September 30,
	2008	2007

Options	879,126	1,163,453
Restricted stock	380,125	313,125
Warrants	5,800,277	7,229,186
Preferred stock	740,401	740,401
Total common shares if converted	7,799,929	9,446,165

Equity Compensation

The Company accounts for equity compensation in accordance with Statement of Financial Standards No. 123R, “Share Based Payment” (SFAS 123R).  The Company uses stock options and restricted stock as a method of compensation for its employees and directors.  While no stock options were granted or vested in 2007 or 2008, the Company has granted and vested restricted stock during those periods.  The value of restricted stock is calculated based on the trading value of the stock as quoted on NASDAQ on the date of grant.  Shares of stock granted to directors vest over the calendar year of service, while shares granted to employees vest either over a specified period of time or based on certain performance criteria.  Additionally, in March 2008, the Company entered into an Employment Separation Agreement with one of its officers whereby 34,750 shares of restricted stock previously granted to the officer became fully vested.  The Company recorded a charge of $53,000 in March 2008 to reflect the immediate vesting of these shares.  The Company recognized total compensation expense related to the vesting of restricted stock of approximately $43,000 and $160,000 for the three months ended September 30, 2008, and 2007, respectively, and $184,000 and $191,000 for the nine months ended September 30, 2008, and 2007, respectively.  All shares of restricted stock granted by the Company vest upon a change of control.

Note B – Significant Customer Concentrations

For the three months ended September 30, 2008 and 2007, three customers accounted for $2.3 million (62%) and $2.5 million (66%), respectively, of the Company’s total revenues.  For the nine months ended September 30, 2008 and 2007, these three customers accounted for $7.2 million (62%), and $7.8 million (65%), respectively, of the Company’s total revenues.  At September 30, 2008 and December 31, 2007, these three customers individually accounted for more than 10% of the Company’s accounts receivable as shown in the table below.

	Percent of accounts and notes receivable
	September 30, 2008	December 31, 2007
Customer A	19%	32%
Customer B	22%	21%
Customer C	14%	9%

Note C – Related Party Transactions

The Company is a party to a Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with a significant shareholder.  Healthcare BPO Partners, based in Jaipur, India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations.  The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica.  As a part of the Resourcing Agreement, Healthcare BPO Partners also provided data center hosting services, at a Vienna, Virginia facility, to Healthaxis during 2006 and through September 12, 2007.  For the three months ended September 30, 2008 and September 30, 2007, the Company incurred costs of approximately $129,000 and $220,000, respectively, and for the nine months ended September 30, 2008 and September 30, 2007, the Company incurred costs of approximately $382,000 and $784,000, respectively, related to the Resourcing Agreement.  At September 30, 2008 and December 31, 2007, the Company had accounts payable to Healthcare BPO Partners of approximately $129,000 and $84,000, respectively.

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

In December 2007, FASB Statement 141(R), “Business Combinations” (“SFAS 141(R)”) was issued.  The objective of this statement is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) presents several significant changes from current accounting practices for business combinations, most notably the following: revised definition of a business; a shift from the purchase method to the acquisition method; expensing of acquisition-related transaction costs; recognition of contingent consideration and contingent assets and liabilities at fair value; and capitalization of acquired in-process research and development. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this statement for acquisitions consummated after its effective date.

Note E – Lines of Credit

On April 16, 2007, the Company entered into an amendment to its Loan and Security Agreement (“LSA”) with Silicon Valley Bank.  As a result of the amendment, certain covenants were modified.  Based on the calculation of the borrowing base as of September 30, 2008, we would have been eligible to draw up to approximately $1.7 million under the revolving line, of which $1.4 million had been drawn as of that date.

Note F – Pending Merger with BPO Management Services, Inc.

On September 5, 2008, Healthaxis entered into an Agreement and Plan of Merger with BPO Management Services, Inc., a Delaware corporation (“BPOMS”), which was then amended on October 21, 2008 (as amended, the “Merger Agreement”).  Under the terms of the merger transaction contemplated by the Merger Agreement (the “Merger”), the Company will issue shares of its common stock (“Common Stock”) and shares of a new series of preferred stock, designated as Healthaxis Series B Convertible Preferred Stock (“Series B Preferred Stock”), in exchange for the outstanding stock and certain warrants held by BPOMS securityholders (the “Merger Stock Issuance”).  The Company has also agreed with BPOMS that all BPOMS options and certain warrants will henceforth be exercisable for shares of the Company’s Common Stock.  Based on the fixed exchange ratios contained in the Merger Agreement, it is expected that immediately following the closing of the Merger, current BPOMS securityholders will own approximately 75% of the Company and current Healthaxis securityholders will own approximately 25% of the Company, on a fully-diluted basis.  Following the Merger, current BPOMS preferred stockholders will through their ownership of Healthaxis Series B Preferred Stock hold a liquidation preference of approximately $24.4 million ($1.155 per share).  The surviving public company will be re-named “BPO Management Services, Inc.”

Consummation of the Merger is subject to various conditions, including, among others, the completion of certain pre-merger steps by both Healthaxis and BPOMS and the approval of the transactions contemplated by the Merger Agreement by the stockholders of both Healthaxis and BPOMS.

Note G – Goodwill

The Company performs its annual goodwill impairment review in the fourth quarter of each year based upon an October 1 date or when events and circumstances indicate that goodwill may be impaired.  As of September 30, 2008, management reviewed the carrying value of goodwill as required because of the pending transaction with BPO Management Services, Inc. and determined that goodwill impairment was probable and reasonably estimable.  The Company recognized an impairment charge of $7.4 million as of September 30, 2008, which represents management’s preliminary estimate pending final outside valuation of the fair value of the Company’s assets and liabilities.

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

For the third quarter of 2008, the Company reported revenue of $3.7 million and an operating loss of $7.7 million, of which $7.4 million was due to the impairment of goodwill.  Revenue was approximately $177,000 less than the third quarter of 2007 and the operating loss for the third quarter of 2008 was comparable to the operating loss for the third quarter of 2007, but for the negative impact of the $7.4 million goodwill impairment charge.  Year-to-date, revenues of $11.6 million decreased $450,000 over last year and the operating loss of $8.2 million was an increase of $7.5 million over 2007, due to the impairment of goodwill previously noted.

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

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007

	(Table in thousands)
	Three Months Ended September 30,
	2008	2007	Change

Revenues	$3,676	$3,853	$(177)
Cost of revenues	3,373	3,354	(19)
Gross profit	$303	$499	$(196)
% of revenue	8%	13%

Revenues were approximately $177,000 lower in the three months ended September 30, 2008 compared to the same period in 2007.  Professional services revenues were $156,000 lower than the prior year period as the combined effect of (a) customers’ cutting their budgets and reducing their spending in light of current economic conditions and (b) in 2007 we generated professional services revenue supporting a customer that became insolvent in 2008 and is no longer a customer.  BPO services revenues increased approximately $52,000 as revenue generated by our new initiative to provide BPO services in accounts payable outsourcing more than offset other BPO services revenue declines resulting from fewer paper-based healthcare claims to process as a result of the combined impact of fewer lives on our systems from some existing customers and a continuing shift in the healthcare industry from paper claims to higher volumes of electronic claims. Application Service Provider (“ASP”) license fees decreased approximately $47,000, primarily because our customers experienced a net loss in the number of lives they service.  Transaction fees increased slightly due to an increase in claims-related print and distribution activity.  A customer representing approximately twenty percent of Healthaxis’ revenue has informally notified us that they will not be renewing their contract when it expires in the first quarter of 2009.  Thus far we have not experienced a reduction in our revenues resulting from the indicated transition away from our services, but may begin to see a decline in the fourth quarter of 2008.  The timing and amount of the decline is currently uncertain because it is dependent on the customer’s transition timeline and ability to meet their milestones.

Cost of revenues includes all expenses directly associated with the production of revenue, and consists primarily of salaries and related benefits, rent, amortization and depreciation, system expenses such as maintenance and repair, as well as other related consumables and are partially reduced by the capitalization of certain costs incurred (primarily employee compensation) for new customer implementations and software development projects.  Cost of revenues increased $19,000 in the three months ended September 30, 2008 compared to the same period in 2007 resulting from an increase in employee benefits costs and other variable expense items.  Cost of revenues also contains non-cash equity compensation of $12,000 resulting from the vesting of restricted stock in the 2008 period, versus $10,000 in the 2007 period.

	(Table in thousands)
	Three Months Ended September 30,
	2008	2007	Change

Sales and marketing expense	$48	$193	$145
General and administrative expense	484	582	98
Goodwill impairment	7,406	—	(7,406)
Interest and other income, net	4	26	(22)
Interest expense	(39)	(67)	28
Income tax expense	(8)	(3)	(5)

Sales and marketing expenses consist primarily of employee salaries and related benefits, as well as promotional costs such as direct mailing campaigns, trade shows and media advertising.   Sales and marketing expenses decreased $145,000 in the three months ended September 30, 2008 compared to the same quarter of 2007.  This decrease was due to lower personnel costs and the related reduction in benefits and travel related to changes in the sales and marketing team over the past year as well as reduced spending for marketing expenses.

General and administrative expenses include executive management, accounting, legal and human resources compensation and related benefits, as well as expenditures for applicable overhead costs.  These expenses decreased $98,000 in the three months ended September 30, 2008 compared to the same quarter of 2007.  This is primarily due to a decrease in total professional service fees from auditors, attorneys, and Sarbanes-Oxley consulting costs.  Non-cash equity compensation recorded in general and administrative expense was $31,000 for the third quarter of 2008 as compared to $32,000 for the third quarter of 2007.

Goodwill impairment was $7.4 million for the three months ended September 30, 2008 as compared to no such charge for the 2007 period.  As of September 30, 2008, management reviewed the carrying value of goodwill and determined that the fair value of goodwill, based on the Company’s stock price and as required because of the pending transaction with BPO Management Services, Inc., was less than the carrying value.  In accordance with U.S. Generally Accepted Accounting Principles, the Company thus recorded a non-cash impairment charge of $7.4 million in the third quarter of 2008.

Interest and other income, net decreased $22,000 for the three months ended September 30, 2008 compared to the same quarter of 2007 due primarily to lower balances of cash.

Interest expense decreased $28,000 in the three months ended September 30, 2008 compared to the same quarter of 2007.  Interest was less due to payments on the equipment line of credit, and by reduced interest on the prior note payable to HealthMarkets due to the declining principal balance.

Provision for income taxes was $8,000 for the three months ended September 30, 2008 compared to a cost of $3,000 in the same quarter of 2007.  Effective January 1, 2007, the Company is accruing an estimate of the tax due under the new margin tax enacted by the State of Texas.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

	(Table in thousands)
	Nine Months Ended September 30,
	2008	2007	Change

Revenues	$11,615	$12,067	$(452)
Cost of revenues	10,295	10,249	(46)
Gross profit	$1,320	$1,818	$(498)
% of revenue	11%	15%

Revenues were approximately $452,000 lower for the nine months ended September 30, 2008 compared to the same period in 2007.  BPO services revenues decreased approximately $419,000 due to the 2007 mid-year loss of a BPO services customer that was acquired by a larger organization.  BPO services revenue generated by our new initiative to provide BPO services in accounts payable outsourcing more than offset other BPO services revenue declines resulting from fewer paper-based healthcare claims to process as a result of the combined impact of fewer lives on our systems from some existing customers and a continuing shift in the healthcare industry from paper claims to higher volumes of electronic claims. Application Service Provider (“ASP”) license fees increased slightly from new service offerings, though in total our customers experienced a net loss in the number of lives they service, while transaction fees decreased approximately $45,000 due to the change in covered lives.  Professional services revenue decreased approximately $92,000 as the combined effect of (a) customers’ reducing their spending in light of current economic conditions and (b) in 2007 we generated professional services revenue supporting a customer that became insolvent in 2008 and is no longer a customer. A customer representing approximately twenty percent of Healthaxis’ revenue has informally notified us that they will not be renewing their contract when it expires in the first quarter of 2009.  Thus far we have not experienced a reduction in our revenues resulting from the indicated transition away from our services, but may begin to see a decline in the fourth quarter of 2008.  The timing and amount of decline is currently uncertain because it is dependent on the customer’s transition timeline and ability to meet their milestones.

Cost of revenues increased $46,000 for the nine months ended September 30, 2008 compared to the same period in 2007.  The gross cost of revenue before capitalized costs decreased approximately $310,000 from the 2007 period to the 2008 period which includes a $368,000 reduction in variable labor related to BPO services due to increased efficiency and lower volumes and $112,000 in lower variable costs of printing and postage due to lower transaction fee revenue, partially offset by $95,000 in higher salaries resulting from changes to the organization.  These improvements were mostly offset by a reduction of costs that are capitalized for accounting purposes.  For the first nine months of 2008, we capitalized approximately $355,000 less in cost of revenues than in the first nine months of 2007 because in the prior year period we were in the middle of a significant new customer implementation that required a significant proportion of our resources.  Significantly less time has been spent on implementations during 2008.  Non-cash equity compensation resulting from the vesting of restricted stock recorded in cost of revenue was $56,000 in the 2008 period versus $55,000 in the 2007 period.

	(Table in thousands)
	Nine Months Ended September 30,
	2008	2007	Change

Sales and marketing expense	$494	$676	$182
General and administrative expense	1,592	1,840	248
Goodwill impairment	7,406	—	(7,406)
Interest and other income, net	19	78	(59)
Interest expense	(126)	(176)	(50)
Provision for Income taxes	(22)	(9)	(13)

Sales and marketing expenses decreased $182,000 in the nine months ended September 30, 2008 compared to the same period of 2007.  This decrease was due to lower personnel costs and the related reduction in benefits and travel related to changes in the sales and marketing team over the past year as well as reduced spending for marketing expenses.

General and administrative expenses decreased $248,000 for the nine months ended September 30, 2008 compared to the same period of 2007.  The decrease is primarily due to a decrease in total professional service fees from auditors, attorneys, and Sarbanes-Oxley consulting costs.  Non-cash equity compensation recorded in general and administrative expense was $95,000 for the nine months ended September 30, 2008 as compared to $96,000 for the nine months ended September 30, 2007.

Goodwill impairment of $7.4 million for the nine months ended September 30, 2008 compares to no such charge in the same period of 2007.

Interest and other income, net decreased $59,000 for the nine months ended September 30, 2008 compared to the same period of 2007 due primarily to lower balances of cash.

Interest expense decreased $50,000 for the nine months ended September 30, 2008 compared to the same period of 2007.  Interest was reduced due to payments made on the equipment line of credit, and by reduced interest on the prior note payable to HealthMarkets due to the declining principal balance.

Provision for income taxes was $22,000 for the nine months ended September 30, 2008 compared to a charge of $9,000 in the same period of 2007.  Effective January 1, 2007, the Company is accruing an estimate of the tax due under the new margin tax enacted by the State of Texas.

Liquidity and Capital Resources

Overview of Cash Resources

At September 30, 2008, our cash and cash equivalents amounted to $2.2 million compared to $2.6 million at December 31, 2007.  The sources and uses of cash during the first nine months of 2008 are described more fully in “Analysis of Cash Flows” below.  We believe that the Company will maintain sufficient liquidity to fund operations for at least the next 12 months.

Analysis of Cash Flows

Cash used in operating activities for the nine months ended September 30, 2008 was approximately $341,000 as compared to $444,000 for the same period in 2007.  The improvement was primarily the result of changes in working capital partially offset by the net loss adjusted for non-cash items including goodwill impairment, depreciation, and restricted stock.  Changes in working capital accounted for a $490,000 use of cash in the 2008 period as opposed to a $723,000 use of cash for the comparable period in 2007.

Cash used in investing activities for the nine months ended September 30, 2008 was $378,000 as compared to $675,000 for the same period in 2007.  The Company’s investing activities continue to be primarily in the areas of developing software enhancements, contract start-up activities and acquisition of property, equipment and software.  Capitalized contract start-up costs decreased, as significantly more time was spent in the 2007 period related to a significant customer implementation and the related costs were required to be capitalized.  Purchases of property, equipment and software and internally developed software were higher in 2008 due to normal replacement of servers and other equipment, combined with more work performed on enhancements to our internally developed software.

Cash generated in financing activities for the nine months ended September 30, 2008 was $289,000 while cash from financing activities for the nine months ended September 30, 2007 was $113,000.  The amounts for both periods are primarily borrowings on bank lines of credit, partially offset by payments on those bank lines and the note payable to HealthMarkets.

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

(2.1)

Agreement and Plan of Merger dated September 5, 2008, by and among Healthaxis Inc., Outsourcing Merger Sub, Inc., and BPO Management Services, Inc. (incorporated by reference from Current Report on Form 8-K filed September 9, 2008)

(2.2)

Amendment to Agreement and Plan of Merger, dated October 21, 2008, among Healthaxis Inc., Outsourcing Merger Sub, Inc., and BPO Management Services, Inc. (incorporated by reference from Current Report on Form 8-K filed October 27, 2008)

(10.1)

Healthaxis/Tak Termination Agreement dated September 5, 2008, by and between Healthaxis Inc. and Tak Investments, Inc. (incorporated by reference from Current Report on Form 8-K filed September 9, 2008)

(10.2)

Healthaxis/Preferred Conversion and Termination Agreement dated September 5, 2008, by and between Healthaxis Inc. and LB I Group Inc. (incorporated by reference from Current Report on Form 8-K filed September 9, 2008)

(10.3)

Lewis Warrant Termination Agreement dated September 5, 2008, by and between Healthaxis Inc. and Lewis Opportunity Fund, L.P. (incorporated by reference from Current Report on Form 8-K filed September 9, 2008)

(10.4)

First Amendment to the Remote Resourcing Agreement dated September 3, 2008 by and between Healthaxis Inc. and Healthcare BPO Partners, L.P. (incorporated by reference from Current Report on Form 8-K filed September 9, 2008)

(10.5)

Form of Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of Healthaxis Inc. (incorporated by reference from Current Report on Form 8-K filed October 27, 2008)

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

Healthaxis Inc.

Date: November 14, 2008	By: /s/ John M. Carradine
John M. Carradine, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Ronald K. Herbert
Ronald K. Herbert, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

(2.1)

Agreement and Plan of Merger dated September 5, 2008, by and among Healthaxis Inc., Outsourcing Merger Sub, Inc., and BPO Management Services, Inc. (incorporated by reference from Current Report on Form 8-K filed September 9, 2008)

(2.2)

Amendment to Agreement and Plan of Merger, dated October 21, 2008, among Healthaxis Inc., Outsourcing Merger Sub, Inc., and BPO Management Services, Inc. (incorporated by reference from Current Report on Form 8-K filed October 27, 2008)

(10.1)

Healthaxis/Tak Termination Agreement dated September 5, 2008, by and between Healthaxis Inc. and Tak Investments, Inc. (incorporated by reference from Current Report on Form 8-K filed September 9, 2008)

(10.2)

Healthaxis/Preferred Conversion and Termination Agreement dated September 5, 2008, by and between Healthaxis Inc. and LB I Group Inc. (incorporated by reference from Current Report on Form 8-K filed September 9, 2008)

(10.3)

Lewis Warrant Termination Agreement dated September 5, 2008, by and between Healthaxis Inc. and Lewis Opportunity Fund, L.P. (incorporated by reference from Current Report on Form 8-K filed September 9, 2008)

(10.4)

First Amendment to the Remote Resourcing Agreement dated September 3, 2008 by and between Healthaxis Inc. and Healthcare BPO Partners, L.P. (incorporated by reference from Current Report on Form 8-K filed September 9, 2008)

(10.5)

Form of Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of Healthaxis Inc. (incorporated by reference from Current Report on Form 8-K filed October 27, 2008)

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