Form 10-K
period 2008-12-31
BPO Management Services, Inc.
filed 2009-03-31
CIK 768892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-13591

BPO MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2214195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 N. Hancock, Ste 200, Anaheim, CA	92807
(Address of principal executive offices)	(Zip Code)

(714) 974-2670
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.10 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the prices at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,791,222.

The number of shares outstanding of the registrant’s only class of common stock, $0.10 par value, was 15,165,588 on March 15, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:
None

-i-

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements can often be identified by their use of words such as “may”, “will”, “expects”, “plans”, “estimates”, “intends”, “believes” or “anticipates”, and variations or negatives of these words.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning anticipated sources of revenue, and our estimates, assumptions and judgments. All forward-looking statements involve risks and uncertainties that are difficult to predict. Those risks and uncertainties include, among others, the matters referenced below under the caption “Risk Factors” and elsewhere in this Report.  All forward-looking statements speak only as of the date of this Report, and are based on the information available to us at that time. Such information is subject to change, and we will not necessarily inform you of such changes. The forward-looking statements are not guarantees of future events and, therefore, the Company’s performance could differ materially and adversely from those contemplated by any forward-looking statements as a result of various factors, some of which are discussed in this Report and the other filings that we make from time to time with the Securities and Exchange Commission, which you should carefully review. We undertake no obligation to publicly revise or update any forward-looking statement for any reason.

PART I

ITEM 1.	BUSINESS.

On December 30, 2008, Healthaxis Inc., a Pennsylvania corporation incorporated in 1982 (“Legacy Healthaxis”), completed a merger resulting in BPO Management Services, Inc., a Delaware corporation (“Legacy BPOMS”), becoming a wholly-owned subsidiary of Healthaxis (the “Merger”).  Legacy Healthaxis changed its name to “BPO Management Services, Inc.” upon the closing of the Merger (“BPOMS”).  Immediately following the closing of the Merger, Legacy BPOMS’ pre-Merger shareholders held approximately 75% of BPOMS’ shares, and Legacy Healthaxis’ pre-Merger shareholders retained approximately 25% of BPOMS’ shares, all on a fully diluted, as-converted basis.  Notwithstanding the fact that Legacy Healthaxis was the legal acquiror under the Merger and remains the registrant for Securities and Exchange Commission (“SEC”) reporting purposes, the Merger was accounted for as a reverse acquisition with Legacy BPOMS as the accounting acquiror.  BPOMS has accounted for the Merger as a purchase business combination, using Legacy BPOMS’ historical financial information and accounting policies and applying fair value estimates to the acquired assets, liabilities and commitments of Healthaxis as of December 30, 2008. See Note 2 in the Notes to Consolidated Financial Statements for additional discussion of the Merger and a pro forma presentation of financial results for the combined company.

Unless otherwise required by the context, references in this annual report to:

•
“BPOMS,” “the Company,” “we,” “our,” or “us” refers to BPO Management Services, Inc., a Pennsylvania corporation, and all of its subsidiaries and their collective operations after giving effect to the Merger;

•	“Legacy Healthaxis” refers to Healthaxis Inc., a Pennsylvania corporation, and its subsidiaries and their collective operations prior to giving effect to the Merger; and

•	“Legacy BPOMS” refers to BPO Management Services, Inc., a Delaware corporation, and its subsidiaries and their collective operations prior to giving effect to the Merger.

Our principal business address is 1290 North Hancock, Suite 200, Anaheim, California 92807 and our telephone number is (714) 974-2670.  Our common stock trades on the Over-the-Counter Bulletin Board® (OTCBB) under the symbol “HAXS.OB.”

Overview

BPOMS provides business process outsourcing (“BPO”) services to middle market enterprises and governmental entities throughout North America.  BPO refers to the hand-off of financial, IT, human resources, claims processing or other support transactions to outside suppliers and is typically done to reduce cost and/or improve the performance of that process. We believe cost savings to our customers can be significant and typically yield cost reductions of 30% or greater, compared to the customer performing the same function in-house. BPOMS’ business strategy is to become the leading provider of BPO services to middle market enterprises by offering the same comprehensive suite of services to middle market companies at a lower cost, as the higher priced and we believe generally less responsive Tier-1 providers offer Global 1000 companies.

We seek multi-year, recurring revenue BPO service contracts with middle market enterprises and believe that the middle market offers shorter sales cycles, quicker implementation of services, and greater opportunity for continued growth and margin than the more traditional Tier 1 marketplace. The BPOMS target market is middle market companies with revenues in the range of $100 million to $3 billion and employee populations of 100 to 7,000. BPOMS believes that there are thousands of businesses throughout North America that meet these criteria.  BPOMS believes that middle market companies spend more per employee on back-office services than their larger counterparts, and receive fewer benefits and less service in return. By outsourcing back-office business functions, these companies can obtain better functionality and breadth of service at a lower total cost, allowing them to compete effectively with their larger counterparts. BPOMS believes that the middle market penetration in BPO is currently very low with long-term demand building, creating an opportunity for growth in a very large marketplace.

The fundamental drivers of middle market BPO decisions are bottom line cost savings and improved business performance (i.e. faster response times, higher availability and improved business recovery/compliance capability).  Back-office business functions, when performed in-house, typically create needless expense, regulatory/compliance concerns and result in reduced business performance.  BPOMS enables middle market companies to gain access to benefits previously only available to the exclusive group of Global 1000 companies, significant bottom line cost savings, access to current technology, more efficient business processes, enhanced performance levels, variable pricing allowing expenses to grow/shrink with actual business volumes, reduced risk through better compliance/management controls and freeing up of internal resources, allowing them to focus on core business services.

BPOMS believes it is well positioned to benefit from current economic trends and continued consolidation in the BPO industry, and intends to achieve critical mass through organic growth and accretive acquisitions in order to position the Company as a leading provider of BPO services for middle market enterprises.

Legacy BPOMS was originally established on July 26, 2005 as a private corporation and thereafter grew principally through acquisitions.  From August 2005 through October 2007 Legacy BPOMS completed eight acquisitions as well as a reverse merger with publicly traded netGuru, Inc.  The businesses of all of these acquisitions were focused in the areas of document management solutions, human resources information systems and outsourcing, and information technology outsourcing.  During that period and then throughout 2008 the acquired businesses were integrated into three distinct operating divisions focused on those same areas.  On December 30, 2008, the reverse merger between Legacy Healthaxis and Legacy BPOMS was completed, and the operations of Legacy Healthaxis became the healthcare division of the Company.

Today our primary business consists of these four divisions offering the products and services as described below.  Our strategy is to continue to grow these businesses organically and to continue to look for acquisitions that can expand and enhance our businesses in these areas or provide opportunities to expand our offerings to provide additional lines of BPO services in our target middle market enterprise space.

Products and Services

Across all four divisions, our back-office BPO solutions are designed to allow our customers to:

•	achieve significant bottom line cost savings;

•	access our domain expertise on a regular basis to address changing business requirements;

•
take advantage of business performance improvements in individual back-office business functions through our workflow optimization approach and implementation of our standardized technology delivery platform; and

•	increase their ability to respond to a dynamic business environment by focusing resources on their core business objectives.

Our business domain experts in each of our divisions design and implement each solution, optimizing process workflow and utilizing elements from our standard technology delivery platform to suit the client’s specific business process requirement, as part of the initial outsourcing transition process.  Once implemented, the specific business function is then efficiently delivered, in terms of time and cost, from a centralized BPOMS facility managed and supported by our production staff, on a 24/7/365 days per year basis.  After implementation, customers continue to have access to our business domain experts who regularly monitor customer service levels and changing business requirements.

Additional cost savings for the customer are further driven by:

•	Economies of scale and increased purchasing power of BPOMS as compared to our middle-market customers because we are delivering our services across a much broader customer base; and

•
Our lower-cost talent pool created by our on-shore/near-shore/off-shore delivery model.  Through a blended use of our U.S.-based business domain experts, our business operations in various locations in Canada, our near shore operations in Jamaica, and our off-shore capabilities in India, we are able to significantly reduce our cost of labor, without compromising responsiveness or service quality.  Typically, this capability is beyond that directly available to middle-market enterprises.

Our four primary divisions and the products and services offered by each are as follows:

Human Resources Outsourcing (“HRO”)

Our HRO division offers BPO services to support our customers’ human resources administrative functions.  Our HRO service offerings include a robust human resource information management system, HR Advocate, and professional services related to the installation and ongoing administration and maintenance of the system.

Our proprietary HR Advocate product delivers customizable software solutions for domestic and global mid-market organizations seeking to optimize their human resources service delivery.  Historically, our HR Advocate system and its predecessor products have been deployed as a licensed web-based application and also as a desktop application.  Today the business model has shifted to selling and delivering the system in an on demand hosted service solution.

The fully integrated and flexible structure accommodates sophisticated data collection and reporting in a secure environment.  The modular design of HR Advocate, with user-defined configuration and customization options, allows organizations to implement an HRIS that best meets their business needs.  Modules include training, position control, succession planning, organization chart, and interfaces to payroll, time and attendance, and benefit carriers and administrators.  Our web products include a portal application for content management, and employee/manager self-service with configurable workflow processes for increasing employee communication and reducing HR administration.  Web based recruiting tools include web site job posting, on-line application and hiring manager access to requisition and applicant data.

Our HRO division also has historically offered to provide a variety of human resource-related BPO and consulting services to support the HR function for the customer enterprise.  These services are offered as a complete outsource or through the selective implementation of specific human resource services.   While our historical service offerings included employee benefits administration, employee data management, payroll administration, education and training programs, recruiting services, and similar HR functions, the primary focus today is on services to support the integration of our HR Advocate system with the customers’ other enterprise applications followed by ongoing consulting and professional services to support utilization of the system by the customer enterprise.

Enterprise Content Management (“ECM”)

Our ECM division provides a full suite of services designed to address the data and records management business challenges for large enterprises and governmental agencies, from initial consultation through implementation and support.  Our imaging and data capture solutions allow customers to transform paper or other media-based documents into digital information stored in a document repository with application specific indexing, making it instantaneously available throughout a customer’s computer network.  Workflow and electronic forms solutions eliminate paper forms and capture indexing, routing and tracking information electronically.  Our document collaboration technology allows virtual customer workgroups - comprising both internal colleagues, external customers and business partners - with a secure ability to simultaneously or asynchronously meet, review and mark-up documents extracted from many different enterprise applications which have been stored in a document management repository.

We offer proprietary eReview collaborative software products that help change the way business people conduct their day-to-day business.  Once installed at a host location, our eReview collaborative software enables a host and other participants to engage in real-time Web-based conferencing and document sharing anywhere and anytime in over 150 widely used document formats.  eReview allows our customers to bridge physical distances in their global business environments by enabling decision makers to communicate without costly and time consuming travel to geographically dispersed locations.  Complementing eReview, our WebWorks software provides comprehensive project-based document and team management functions.  Our collaborative products can be implemented as stand-alone enterprise solutions or as an integrated system working in concert with other products and the solutions can be hosted by us or implemented and supported at customer locations.

Our ECM division also offers an enhanced loan processing solution for financial service providers.   Our process management/workflow solution for financial service providers works in conjunction with their existing computing systems to reduce costs and improve the time it takes to process a loan application, as well as providing a better cross-selling infrastructure capability, generating additional revenue opportunities and an enhanced customer service experience.

Information Technology Outsourcing (“ITO”)

Our ITO division offers full data center outsourcing services for middle-market enterprises.  Its core services include enterprise-scale mainframe/server hosting, wide-area network management and dedicated business recovery solutions provided under long-term, recurring-revenue-based contracts.  Services are delivered from its Class A, SAS70 Type II audited data center facility located in Pearl River, New York, encompassing important support and high-availability features such as redundant feeds to utility power and telecom grids, virtually unlimited fiber-based telecom bandwidth, stand-alone back-up power generation and state of the art security and environmental controls.  Our ITO division also operates from a secondary facility located in Branchburg, New Jersey, with high-speed, redundant fiber-based connectivity to a MCI mega-center providing instantaneous backup and recovery capability.

Our ITO division supports, hosts, and manages all related information technology infrastructure components, networks and applications on a 24/7 basis from these locations and are capable of supporting our customers’ critical Sarbanes-Oxley and HIPAA requirements.  We offer flexible solutions that enable us to standardize, support, and integrate other customer enterprise applications with our information systems as required to support the customer’s back-office business functions.  We can also offer remote managed services to support other business application servers, networks and related desktop environment, specializing in IBM Series and Intel-based servers which are predominant in middle-market enterprises.  With the acquisition of Legacy Healthaxis, we have expanded our expertise to include IBM Unix and Universe capabilities.  Hosting and managed application support services offered by us provide a secure, rapidly implemented, and cost-effective method of application delivery and management.

Healthcare Administration and F&A Outsourcing (“Healthcare” or “Legacy Healthaxis”)

Our most recent acquisition, by way of a reverse merger, is Legacy Healthaxis, a technology-enhanced provider of fully integrated solutions and services for health benefit administrators and health insurance claim processors.  These solutions, which are comprised of software products and related business process services, are designed to assist health insurance payers, third party administrators, preferred provider organizations, and self-administered employer groups in performing enhanced claims related services to members, employees, employers and providers at lower cost.  These services are provided through the application of our proprietary flexible technology on an application service provider, or ASP, basis.  These technology solutions are complemented by our web-based capabilities and BPO services, which are offered to ASP clients and on a stand-alone basis.  BPO solutions include the capture, imaging, storage and retrieval of paper and electronic claims, attachments, and related correspondence, in addition to rules-based claims pre-adjudication and editing and automated PPO routing (via electronic data interchange) and repricing.  Our Healthcare division uses its expertise in health insurance operations to customize services to meet the specific needs of its customers and to produce value for those customers by tapping unrealized potential in the customers’ operations to achieve best results.

During 2008, Legacy Healthaxis began providing back-office accounts payable outsourcing services for a third-party specializing in providing full accounts payable systems and services (“F&A”).  Historically, our ECM division has provided similar services.  Today, all of our accounts payable BPO service offerings are managed through the Healthcare division.  This is a growing business and we expect that a formal F&A outsourcing division will be established once the volume of the business reaches a suitable level. We are also looking for acquisition opportunities in this area to complement the organic growth prospects and add to our technology and service offerings in this functional area.

In the F&A area we provide accounts payable invoice processing and services using the third party’s proprietary software for enterprises in multiple business sectors.  Our accounts payable invoice processing solution allows customers to scan incoming invoices and capture important information from this image, such as invoice date, invoice number, purchase order number, and invoice total.  We offer a fully outsourced mailroom, scanning and data capture solution for customers who wish to fully outsource these functions.  This information is automatically loaded directly into the customers’ accounts payable, document management, or other back-end system.  This solution also provides the ability to automatically match purchase orders with invoices, eliminating labor intensive manual matching and allows customers to process all invoices the day they are received, maintaining relevant audit data, such as, scanned invoice image, batch number, date received, and other data captured from key invoice fields -- not manually, but automatically with high-powered document scanners.  We also provide fully outsourced accounts payable BPO services where our personnel perform the accounts payable function on the customer’s system of record.  F&A outsourcing services also include check printing and mailing as well as ACH and electronic payment handling.

Our Markets

We believe the market for BPO services has grown rapidly in recent years and will continue to grow in the near future.  We estimate that in 2007 BPO services was a $75 billion market in North America which, we believe, will continue to grow at approximately 15% per year.

In today’s rapidly changing and globally competitive business environment, executives are being asked to manage their companies more closely and to meet their growth and profitability commitments by doing more with less.  They require greater efficiencies from their resources and improved worker productivity.  Combined with this, an unprecedented increase in regulatory requirements, such as the Sarbanes-Oxley Act of 2002 and the Health Insurance Portability and Accountability Act, has resulted in executives increasingly turning to outsourcing a wide variety of essential non-core back-office business functions traditionally provided by in-house staff.

Although the BPO services market generally is dominated by large “Tier 1” providers who focus on the largest enterprises and governmental agencies, we believe those companies are not addressing the back-office needs of middle-market businesses.  We define the middle market as businesses with revenues between $100 million and $3 billion and with 100 to 7,000 employees, which we estimate includes thousands of businesses in North America.  We believe middle-market companies spend more per employee on back-office services (such as healthcare administration, IT services, staff benefits and payroll) than their larger counterparts and receive fewer benefits and less service in return.  By outsourcing back-office business functions, these companies can obtain better functionality and breadth of service at a lower total cost.

We believe this middle market is underserved because the dominant Tier 1 BPO service providers are focused on the largest companies and government agencies, while other large BPO service providers generally offer a single, narrowly focused BPO solution, and the smaller BPO service providers offer only a few BPO services.  Our goal is to acquire some of these smaller BPO service providers and integrate them under our umbrella in order to increase the depth and breadth of our BPO services offering, our geographic coverage and ultimately become the BPO service provider of choice to this market.

The BPO services industry is highly competitive.  Leading Tier 1 BPO service providers such as International Business Machines, Accenture, Electronic Data Services, and Affiliate Computer Services dominate the marketplace, competing for very large contracts from Global 1000 enterprises and government agencies.  Competition for BPO services provided to middle-market enterprises - our target market - is highly fragmented, consisting of a few large companies providing a narrowly focused solution and thousands of small, mostly privately-held, companies offering a reduced subset of services and solutions.  BPO service providers in this middle market compete on the basis of quality of service and price for a selected BPO function.  We believe that the customer benefits that accrue from the depth, breadth, and quality of our BPO service offerings will differentiate us from the many companies who provide only a few BPO services or focus on a particular industry or service.

We anticipate that as the Company grows our typical annual revenues per-customer contract will be from $500,000 to $5,000,000 with an initial contract term of three to five years.  Given historic industry contract renewal rates, which we believe exceeds 95%, and typical customer reluctance to change service providers for important business functions, we anticipate that once obtained, most contracts should mature into long-term engagements resulting in a long-term recurring revenue stream.

Because our expected typical per-customer contract revenues will be below that of the Tier 1 providers, we do not expect to encounter significant competition from the Tier 1 providers, who built their organizations to sell and service Global 1000 enterprises, and are not expected to be responsive or cost-competitive for our expected potential customer base.

Sales and Marketing

BPO service engagements require selling to high “C” level executives and, so, we have a small targeted senior sales team led by experienced individuals in each division/functional area.  We have also developed third-party relationships through which we develop business opportunities, including relationships with equipment and hardware suppliers, large consulting firms and benefits brokers.  In some cases we sell directly to these entities and act as a subcontractor on larger engagements on which we perform only a subset of the contracted functions.  We have established a rigorous method of profiling opportunities based on a variety of characteristics and metrics, which allows us to quickly identify and focus on those opportunities which we believe represent the highest probability of success.

We seek multi-year, recurring revenue BPO service contracts with middle-market enterprises in North America and believe that the middle market offers shorter sales cycles, quicker implementation of services, and greater opportunity for continued growth and margin than the more traditional Tier 1 marketplace.  We target our marketing to middle-market companies with revenues in the range of $100 million to $3 billion and employee populations of 100 to 7,000 staff members and believe that as many as 30,000 businesses in the United States meet these criteria.

The key elements of our marketing and sales strategy include:

Capitalize on Cross-Selling and Recurring Revenue Opportunities

We constantly seek to deliver the highest level of service to our customers.  Effective and responsive “Customer First” servicing of our middle-market customers has created strong loyalty and the opportunity to cross-sell additional services.  By leveraging our existing customer base, we expect our cross-selling activities to increase our operating efficiency.  Our service offerings are typically multi-year agreements and provide us with a recurring source of revenue and increased visibility with our customers.  Our sales focus is the chief financial officer, who typically has management responsibility for all of the back-office functions within our offering.  We have an aggressive sales culture and our key executives have a long history of delivering strong organic growth. Our current revenue base is well distributed across our existing customer base.  This creates a substantial opportunity for cross-selling.

Further Penetrate the Middle Market

The Business Process Outsourcing industry is characterized by the use of technology and standardized processes that yield significant cost improvements in back-office functions.  Historically BPO services were only available to large multi-national companies.  With the increasing global acceptance of BPO and cost pressure to improve operating expenses, middle-market companies now represent the fastest growing segment of the BPO market.  This rapid adoption and the limited number of service providers with sufficient critical mass to focus on middle-market companies present many opportunities for service providers.  As more middle-market businesses move to take full advantage of the financial and operational efficiencies associated with BPO, we expect to sell more comprehensive service solutions directly into this market.  We believe we are in a position that will allow us to meet the needs of these customers and expand our customer base.

Selectively Pursue Strategic Channel Partnerships

We intend to continue to pursue strategic partnerships with entities that have relationships or business opportunities in our target market space that present us with opportunities for direct sales of our services or to perform in a subcontract role.  These entities include, among others, major equipment and hardware suppliers, major consulting firms and regional and national benefits brokers.

Research and Development

Our research and development efforts have been primarily devoted to developing new software, modifying our existing software to add features and functionality of our existing software. We also continue to invest in developing new solutions for our customers and in generalizing the custom applications for a broader audience.  Currently we have three divisions – the ECM, the HRO and the Healthcare divisions – that require significant R&D efforts to maintain and create new software technologies, features and functionality to stay competitive in the marketplace. Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefits and the fees paid to offshore and onshore consultants. However, for our HRO division, we have been creating a new product called HR-Advocate and the development costs for this software have been capitalized in accordance with Statement of Financial Accounting Standards (SFAS No. 86)

We offer a broad range of products and services designed to keep pace with the latest technological advances and address the increasingly sophisticated needs of our customers in all of our targeted markets.  We continually focus on expanding our existing software product and service offerings with acquired, upgraded, and new products and services, and actively seek opportunities to expand these products and service offerings through acquisitions and strategic alliances.

Our research and development group includes specialists in software development and IT services.  We have established research and development facilities in the U.S., and we contract with outside consultants in India and Russia.  Our off-shore research and development resources in India and Russia are used to provide software development, support and services for our software clients worldwide, and to provide IT resources for our projects in the U.S.  These projects require significant man-hours.  Due to the availability of skilled technical resources in India and Russia at a fraction of the cost for comparable personnel in the U.S., these projects can be completed in a cost-effective manner.  We believe our off-shore technical resources provide a significant competitive advantage.

Our ECM division develops and markets its own eReview software product, the document based view, redline and collaboration system. eReview is sold both stand-alone as well as an add-on for other ECM platforms such as IBM Content Manager, IBM Filenet Content Manager, EMC Documentum, OpenText LiveLink and Hummingbird system, Xerox Docushare, Dassault Systemes MatrixOne and many others. The ongoing R&D efforts for eReview include but not limited to:

•	Customizing and integrating our product into large systems integrator applications for OEM opportunities

•	Maintain support for new operating systems, Java and J2EE platforms, and integrations to all supported ECM and PLM platforms

•	Incorporating and adding the viewing of new file formats, CAD files, markup/redline objects, collaborative features, etc.

•	Adding and upgrading features and functionality of the product as per customer and market needs

Our HRO division develops and markets its own Human Resources Information System software product, which is sold as licensed, software as a service or hosted solutions for its clients. Since acquiring this product in mid 2007, BPOMS has made significant investments in R&D expenditures to practically rewrite and recreate the HRIS system to be compatible with industry’s most advanced Web and information technologies. We have also added many important features and functionalities to the new product called HR-Advocate. HR-Advocate is a completely Web based product based on a 3-tier architecture Web Client – Web Server – Database Server based on .net 3.5, SQL Server 2005. AJAX 2.x and Web Services platform. The new features include Management Dashboard, Open and New Hire Enrollment, Organizational chart, ECM integration, Crystal Reports Integration, Calendar/Clock, Open ID/Single Sign-On, Recruitment Services, Employees/Manager Self-services and many others.

At the end of 2008, BPOMS acquired Legacy Healthaxis, which offers a wide array of software products and services that enable payers to drive down costs and improve processes for Healthcare claims processing. In 2009, BPOMS will continue to invest in upgrading the software technologies to present a more modern look and feel as well as faster backend connectivity so as to offer an improved state-of-the-art user experience. The old Generic Self Service modules will be replaced with modern Windows Communication Foundation and AJAX based Web services.

Intellectual Property and Proprietary Rights

We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain registration, license and confidentiality agreements, and software security measures to protect our proprietary technology.  We require our employees and other parties with access to our confidential information to execute agreements prohibiting the unauthorized use or disclosure of our technology.  In addition, we periodically review our proprietary technology for patentability.  Although we currently do not have any patents, we have a pending patent application for eReview.  Our ability to protect our technology is limited in the emerging Internet law field.  Internet law is a relatively new and developing area of the law, and online contracting, privacy, and liability issues, among others, are still being resolved.  This lack of certainty is further exacerbated in India, where the use of the Internet is less evolved than in the U.S.  In addition, effective copyright and trade secret protection may not be available in every jurisdiction where we distribute our products, particularly in foreign countries where the laws generally offer no protection or less protection than the laws of the U.S.

Employees

As of December 31, 2008, we had 329 employees, of whom 290 were full-time employees and 39 were part-time employees, with 96 in product development and related support services, 18 in IT consulting, 15 in sales and marketing, 168 in service and support, and 32 in finance and administration.  As of that date, 170 of our employees were located in the U.S. and 159 were located outside the U.S.

ITEM 1A.	RISK FACTORS.

An investment in shares of our common stock involves a high degree of risk. In addition to the other information contained or incorporated by reference in this annual report on Form 10-K, you should carefully consider the following risk factors before deciding to invest or maintain an investment in shares of our stock. This annual report contains or incorporates by reference forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this annual report. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

•
We have limited cash resources available to continue our operations and execute our business plan. Accordingly, if we are unable to raise needed capital in the future, we may be unable to fund operating cash shortfalls or effectively pursue our business plan.

•
We have a history of losses and an accumulated deficit that may continue in the future and that may adversely affect our business, prospects, financial condition, results of operations, cash flow, and stock price.

•	Any business combination or acquisition that we complete will likely be dilutive to our existing stockholders.

•	The market price for our common stock may be adversely affected as a result of financing or acquisition transactions or as a result of various other factors.

•	Our business and strategic plans for 2009 are likely to be negatively impacted by the current severe financial crises and resulting poor business environment.

•
The financial health of some of our customers and other third parties with whom we do business may be at risk, and we may therefore see declines in business with our customers and disruptions in our relationships with other third parties.

•	We are subject to uncertainties regarding our ability to continue as a going concern, particularly in light of the conclusions raised by our independent auditors in this regard.

•
Particularly in light of the current crises in the capital markets, there are uncertainties regarding our ability to obtain additional debt or equity financing to the extent needed for our continued operations or to execute our business plan.

•	Our ability to successfully implement our business plans and to pursue strategic acquisitions are subject to some uncertainties.

•	We are subject to uncertainties regarding our ability to attract and retain strategic partners and alliances.

•	Our ability to effectively integrate recent and future acquisitions is subject to a number of uncertainties.

•	We may not be able to effectively protect our intellectual property.

•	We are exposed to risks associated with existing and future governmental regulation to which we are subject.

•	Uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future subject us to a number of risks.

•	Our success in our continuing operations depends, in part, on our ability to retain our current management team.

•	The markets in which we currently compete will continue to be highly competitive, which has resulted in significant price competition and may result in reduced revenues or loss of market share.

•	Our operating results may be adversely affected by exchange rate fluctuations.

•	Changing technology may render our product and service offerings obsolete and, therefore, unmarketable.

•	Our stock price has been and may continue to be volatile, which could result in substantial losses for investors purchasing shares of our common stock and in litigation against us.

•	Our common stock is very thinly traded and our stock price may therefore be subject to extreme volatility.

•	The concentration of ownership of our common stock and preferred stock gives a few individuals significant influence over important policy decisions and could delay or prevent changes of control.

•	Our common stock may be considered a “penny stock” and may thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

•
The conversion of shares of our preferred stock or exercise of outstanding options or warrants will increase the number of issued shares of common stock, reduce each then existing stockholder’s percent of ownership, and may dilute our share value.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

       Corporate Office

•	5,871 square feet of office space in Anaheim, CA, which lease expires in 2013;

ITO

•	7,642 square feet of office space/data center facility in Branchburg, New Jersey, which lease expires in 2011;

•	30,672 square feet of office space/data center facility in Pearl River, New York, which lease expires in 2012;

•	2,068 square feet of office space in Waltham, MA, which lease expires in 2010;

ECM

•	15,000 square feet of office and production space in Winnipeg, Canada, which lease expires in 2018;

•	14,960 square feet of office space in Toronto, Canada, which lease expires in 2009;

•	1,049 square feet of office space in Montreal, Canada, which lease expires in 2009.

Healthcare

•	20,000 square feet of office space in Irving, TX, which lease expires in 2010

•	2,920 square feet of office space in Castle Dale, UT, which lease expires in 2010

•	6,500 square feet of office space in Montego Bay, Jamaica, which lease expires in 2010

HRO

•	4,794 square feet of office space in Burlingame, California, which lease expires in 2011;

•	1,607 square feet of office space in downtown San Francisco, California, which lease expires in 2010 (and is sublet);

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, although we have no assurance that future terms would be as favorable as our current terms.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is a party to various legal proceedings arising in the normal course of business.  Management believes the disposition of these matters will not have a material impact on the Company’s consolidated financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of Legacy Healthaxis was held December 29, 2008. The following matters were submitted to the shareholders at the meeting and votes were cast as shown on each proposal:

Proposal 1.    To approve the issuance of additional shares of common stock, shares of Series B Preferred Stock, and shares of common stock issuable upon the exercise of certain warrants and options to be assumed by the Company pursuant to the Agreement and Plan of Merger, dated as of September 5, 2008, and amended as of October 21, 2008, among Legacy Healthaxis, Outsourcing Merger Sub, Inc., a wholly owned subsidiary of the Legacy Healthaxis, and Legacy BPOMS;

5,628,003  FOR         329,305  AGAINST         12  ABSTAIN

Proposal 2.    To approve the amendment to the Amended and Restated Articles of Incorporation to change the name of the Company to “BPO Management Services, Inc.”;

6,768,893  FOR         715,284  AGAINST         0  ABSTAIN

Proposal 3.    To approve the amendment to the Amended and Restated Articles of Incorporation to permit the board of directors, at its discretion, at any time prior to the Company’s next annual meeting, to effect a reverse stock split of the Company’s common stock at a ratio of not less than 1 for 3 and not more than 1 for 15;

6,756,282  FOR         727,876  AGAINST         19  ABSTAIN

Proposal 4.    To approve an increase in the number of shares of the Company’s common stock reserved for issuance under the 2005 Stock Incentive Plan by 3,000,000 shares;

5,582,743  FOR         374,345  AGAINST         232  ABSTAIN

Proposal 5.    To elect the following persons to serve as directors of the Company until the next Annual Meeting and their successors are duly elected and qualified:

	FOR	WITHHOLD AUTHORITY
Patrick Dolan	6,679,136	238,513
James Cortens	6,679,302	238,347
Dale Paisley	6,787,594	130,055
Russell Cleveland	6,604,675	312,974
Adam J. Gutstein	6,787,214	130,435

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board® (OTCBB) under the ticker symbol “HAXS.OB.” As of December 31, 2008, there were approximately 262 holders of record of our common stock. Within the holders of record of our common stock are brokerage firms that, in turn, hold shares of stock for numerous beneficial owners.

Prior to February 13, 2009, our common stock was listed on the NASDAQ Capital Market under the ticker symbol “HAXS.”  The following table sets forth the quarterly high and low per share sale prices of our common stock over the last two fiscal years, as reported by the NASDAQ Capital Market.

	Year Ended December 31,
	2008		2007
	High	Low	High	Low
1st Quarter (January 1 - March 31)	$1.38	$0.57	$2.70	$1.18
2nd Quarter (April 1 - June 30)	0.98	0.46	2.20	1.50
3rd Quarter (July 1 - September 30)	0.69	0.19	2.05	1.21
4th Quarter (October 1 - December 31)	0.65	0.13	1.73	0.42

On March 26, 2009, the closing per share bid price for our common stock was $0.09, as reported by the OTC Bulletin Board.

Dividends

We did not pay a cash dividend on our common stock in 2008 or 2007 and do not anticipate paying cash dividends on our common stock for the foreseeable future.  Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and subject to some limitations under the Pennsylvania Business Corporation Law, and will depend upon factors such as the Company’s earning levels, capital requirements, financial condition and other factors deemed relevant by the board of directors.  In addition, the payment of dividends on our common stock requires the prior approval of the holders of a majority of the shares of our Series B Preferred Stock.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable under smaller reporting company scaled disclosure requirements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are based on our current expectations, assumptions, estimates, and projections about us and our industry and generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance.  You can identify certain forward-looking statements by our use of forward-looking terminology such as the words “may,” “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “forecasts,” “projects,” “should,” “could,” “seek,” “pro forma,” “goal,” “continues,” “anticipates,” or similar expressions.  These forward-looking statements include, in particular, statements about our plans, strategies, and prospects under this heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under the heading “Business.”  These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect.  Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions, or expectations.  The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.  Some of these risks, uncertainties and other factors are identified under the heading “Risk Factors,” and you should carefully consider such risks, uncertainties and other factors before deciding to invest or maintain an investment in shares of our stock.  Any of the factors referenced under the heading “Risk Factors” or elsewhere could cause our future financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

On December 30, 2008, Healthaxis Inc., a Pennsylvania corporation incorporated in 1982 (“Legacy Healthaxis”), completed a merger resulting in BPO Management Services, Inc., a Delaware corporation (“Legacy BPOMS”), becoming a wholly-owned subsidiary of Healthaxis (the “Merger”).  Legacy Healthaxis changed its name to “BPO Management Services, Inc.” upon the closing of the Merger (“BPOMS”).  Immediately following the closing of the Merger, Legacy BPOMS’ pre-Merger shareholders held approximately 75% of BPOMS’ shares, and Legacy Healthaxis’ pre-Merger shareholders retained approximately 25% of BPOMS’ shares, all on a fully diluted, as-converted basis.  Notwithstanding the fact that Legacy Healthaxis was the legal acquiror under the Merger and remains the registrant for SEC reporting purposes, the Merger was accounted for as a reverse acquisition with Legacy BPOMS as the accounting acquiror.  BPOMS has accounted for the Merger as a purchase business combination, using Legacy BPOMS’ historical financial information and accounting policies and applying fair value estimates to the acquired assets, liabilities and commitments of Legacy Healthaxis as of December 30, 2008.

The financial information contained in this annual report reflects the Merger as if Legacy BPOMS had issued consideration to Legacy Healthaxis shareholders.  As a result, financial information derived from the Consolidated Statements of Operations and Consolidated Statements of Cash Flows included with this report for the year ended December 31, 2008 and all prior periods reflects the consolidated financial results of Legacy BPOMS alone.  Financial information derived from the Consolidated Balance Sheet at December 31, 2008 reflects the consolidated assets and liabilities of Legacy BPOMS and Legacy Healthaxis at December 31, 2008, while financial information derived from the Consolidated Balance Sheet at December 31, 2007 reflects the assets and liabilities of Legacy BPOMS alone.  Please see Note 2 in the Notes to Consolidated Financial Statements for additional discussion of the Merger and a pro forma presentation of financial results for the combined companies.

Legacy BPOMS was incorporated in 1981 under the name Research Engineers, Inc., changed its name to netGuru, Inc. in 2000 and to BPO Management Services, Inc. on December 15, 2006 immediately following its reverse merger with privately-held BPO Management Services, Inc. (“Private BPOMS”).  Private BPOMS was incorporated in July 2005. On December 15, 2006, Private BPOMS acquired all of the outstanding common stock of publicly-held NetGuru, Inc. in a reverse merger. Private BPOMS was the accounting acquiror.

We provide business process outsourcing (BPO) services to enterprises in the United States and Canada.  “BPO” refers to the outsourcing of entire business processes, typically to reduce cost and/or to improve the performance of that process.  Our objective is to provide a comprehensive suite of BPO functions to support the back-office business requirements of middle-market enterprises throughout North America on an outsourced and/or recurring revenue basis.

Our primary business offerings are:

•	Document and data management solutions, also known as enterprise content management or “ECM”;

•	Information technology services outsourcing or “ITO”;

•	Human resources information systems and related outsourcing services, or “HRO”; and

•	Healthcare administrative systems and related services and financial and accounting outsourcing services or “Healthcare and F&A”.

Our business plan for 2009 includes continuing our efforts to integrate the newly acquired Healthcare operations with the operations of Legacy BPOMS, to achieve financial synergies and to continue our efforts to grow all of our lines of business organically.  Our longer term strategy continues to rely heavily on growth through strategic acquisitions.  Our business and strategic plans for 2009 are likely to be negatively impacted by the current severe financial crises and resulting poor business environment.  In the current environment, customers and prospects are likely to delay or avoid making decisions on whether to outsource business process functions, making sales extremely difficult to close.  The financial health of some of our customers may also be at risk and we may see declines in volume as some customers scale back their operations or cease activities that rely on our services.  The current crises in the capital markets will also have a negative impact on our plans for strategic growth and may limit our options for raising needed additional capital as described below under the caption “-Liquidity and Capital Resources.”

Consolidated Results of Operations

Legacy BPOMS began operations in July 26, 2005 and merged with netGuru, Inc. on December 15, 2006 in a reverse merger.  For accounting purposes, the acquisition was treated as a recapitalization of Legacy BPOMS with Legacy BPOMS as the acquiror. The historical statements of operations included in this annual report for the years ended December 31, 2008 and 2007, are those of Legacy BPOMS.

The following entities of Legacy BPOMS are included in the consolidated results of operations from the date of their respective acquisitions:

Company	Inception/Acquisition Date
BPO Management Services, Inc. (the “Company”), “BPOMS,” “we,” “our,” or “us.”	Inception date: July 26, 2005
Adapsys Document Management LP (“ADM”)	Acquired: July 29, 2005
Adapsys LP (“ADP”)	Acquired: July 29, 2005
Digica, Inc. (“Digica”) (1)	Acquired: January 1, 2006
Novus Imaging Solutions, Inc. (“Novus”)	Acquired: September 30, 2006
NetGuru Systems, Inc. (“NGSI”)	Acquired: December 15, 2006
Research Engineers, GmbH (“GmbH”)	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc. (“DocuCom”)	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc. (“HRMS “)	Acquired: June 29, 2007
Blue Hill Data Services, Inc. (“Blue Hill”)	Acquired: October 10, 2007
BPO Management Services, Ltd. (“BPOMS Ltd”) (2)	Amalgamation: January 1, 2008
____________
(1) Digica was merged with Blue Hill in January 2008
(2) BPO Management Services, Ltd. was formed through the amalgamation of ADM, ADP, Novus and DocuCom.

Operations Reporting

BPOMS combines its operating entities into four separate reporting segments;

•	IT Outsourcing (“ ITO”) comprised of Blue Hill, Digica (which was merged with Blue Hill in January 2008) and NGSI,

•	Human Resources Outsourcing (“HRO”) comprised of HRMS,

•	Enterprise Content Management (“ECM”) comprised of BPOMS Ltd., Web4 division of BPOMS, and GmbH, and

•	Healthcare comprised of Legacy Healthaxis.

Because the merger of Legacy BPOMS and Legacy Healthaxis took place at the end of fiscal 2008, the operating results for fiscal 2008 and the comparable results for fiscal 2007 do not reflect the operating results of Healthcare.

ITO Operations

ITO
Year ended December 31;	2008	2007

Revenues:	$12,213,508	$5,616,239

Operating expenses:
Cost of services provided	6,786,804	3,001,984
Selling, general and administrative	4,501,140	2,831,390
Depreciation and amortization	1,794,202	513,486
Goodwill & Intangible asset impairment	8,656,033	-

Total operating expenses	21,738,179	6,346,860

Loss from operations	(9,524,671)	(730,621)

Interest expense	99,318	25,035

Net loss before income taxes	$(9,623,989)	$(755,656)

Blue Hill, which represents the majority of the ITO sales revenue, was acquired in October of 2007. Accordingly the 2007 results reflect only 3 months of the Blue Hill operations. Sales revenue in the year ended December 31, 2008 was $12.2 million, a 118% increase from the $5.6 million for the year ended December 31, 2007, resulting from a $7.9 million increase attributable to a full year of Blue Hill whose sales for the full year 2008 were 30% greater than its sales for the full year 2007. Offsetting the increased sales attributable to Blue Hill was a $1.3 million in reduction in sales from Digica and NGSI for the year ended December 31, 2008 over the year ended December 31, 2007.  An impairment charge of $8.7 million reducing the valuation of Blue Hill and NGSI goodwill and intangible assets was taken in the year ended December 31, 2008 pursuant to a valuation performed by the Company.

Cost of services provided increased to $6.8 million and selling general and administrative increased to $4.5 million for the year ended December 31, 2008, increases of 126% and 59% respectively over the $3.0 million and $2.8 million recorded for the year ended December 31, 2007. The increases reflected both the full year results for Blue Hill and the higher infrastructure costs at Blue Hill for conversion and migration expenses incurred mainly during the fourth quarter. These expenses related to the securing of additional contracts that will generate greater revenue as they come on stream. Four new firm contracts will contribute revenue increasing to $1.8 million annually over the first six months of 2009.

Income/loss excluding non-cash charges consists of loss from operations excluding goodwill and intangible asset impairment charges as well as depreciation and amortization, which are the only non-cash charges included in loss from operations.  Loss from operations set forth above, but excluding goodwill and intangible asset impairment charges of zero and $8,656,033 for 2007 and 2008, respectively, and depreciation and amortization of $513,486 and $1,794,202 for 2007 and 2008, respectively, results in a loss from operations, excluding non-cash charges, of $217,135 for 2007 and income from operations, excluding non-cash charges, of $925,564 for 2008.  Income/loss excluding non-cash charges is a non-GAAP financial measurement and does not purport to be an alternative to loss from operations determined in accordance with GAAP, or as a measure of operating performance or cash flows from operating activities determined in accordance with GAAP as a measure of liquidity.  Management views income/loss excluding non-cash charges as a useful and appropriate supplement of loss from operations because it enables management to evaluate performance without the effects of these non-cash charges that management believes may not have a direct financial impact on us.  Income/loss excluding non-cash charges should not be considered as an alternative to loss from operations calculated in accordance with GAAP.  Instead, income/loss excluding non-cash charges should be reviewed in connection with loss from operations to help analyze how our business is performing both currently and in comparison to past performance.

HRO Operations

HRO
Year ended December 31;	2008	2007

Revenues:	$1,727,631	$711,552

Operating expenses:
Cost of services provided	524,762	237,224
Selling, general and administrative	1,504,846	1,024,573
Depreciation and amortization	177,157	249,901
Goodwill & Intangible asset impairment	1,914,528	-

Total operating expenses	4,121,293	1,511,698

Loss from operations and net loss before income taxes	$(2,393,662)	$(800,146)

HRMS was acquired in June 2007. Accordingly, the 2007 results reflect approximately seven months of HRMS operations. Sales revenue for the year ended December 31, 2008 of $1,727,631 represents an increase of 143% over the $711,552 recorded for the period ended December 31, 2007, reflective of an increase in both hosting revenue and in professional services, as well as the inclusion of a full twelve months of operations.  Over $600,000 of the increased sales is attributable to consulting and professional services, and approximately $175,000 of the increased sales is attributable to SaaS (“Software as a Service” is a model of software deployment where an application is licensed for use as a service provided to customers on demand and is hosted on the BPOMS servers), while sales of software declined approximately $135,000 for the year ended December 31, 2008 as compared to the period ended December 31, 2007.  Cost of services provided of $524,762 and selling, general and administrative expenses of $1,504,846 represented increases at the lesser rate of 121% and 47% from the $237,224 and $1,024,573 recorded for the period ended December 31, 2007, respectively, with the increase in selling general and administrative cost representing the addition of sales people.  An impairment charge of $1.9 million reducing the valuation of HRMS goodwill and intangible assets was taken in the year ended December 31, 2008 pursuant to a valuation performed by the Company. During 2008 approximately $451,000 of development resources were expended and capitalized in the development of the new software suite HR Advocate that is scheduled to be released in mid-2009 to replace the older software package HR Entree.

Loss from operations set forth above, but excluding goodwill and intangible asset impairment charges of zero and $1,914,528 for 2007 and 2008, respectively, and depreciation and amortization of $249,901 and $177,157 for 2007 and 2008, respectively, results in loss from operations, excluding non-cash charges, of $550,245 and $301,977 for 2007 and 2008, respectively.  Management views loss excluding non-cash charges as a useful and appropriate supplement of loss from operations because it enables management to evaluate performance without the effects of these non-cash charges that management believes may not have a direct financial impact on us.  Loss excluding non-cash charges should not be considered as an alternative to loss from operations calculated in accordance with GAAP.  Instead, loss excluding non-cash charges should be reviewed in connection with loss from operations to help analyze how our business is performing both currently and in comparison to past performance.

ECM Operations

	ECM
Year ended December 31;	2008	2007

Revenues:	$14,169,854	$10,141,210

Operating expenses:
Cost of services provided	8,009,790	4,806,548
Selling, general and administrative	6,859,035	6,199,275
Research and development	322,876	298,211
Depreciation and amortization	717,780	455,002

Total operating expenses	15,909,481	11,759,036

Loss from operations	(1,739,627)	(1,617,826)

Interest expense	160,856	74,633

Net loss before income taxes	$(1,900,483)	$(1,692,459)

DocuCom was acquired in June 2007 such that the results for the year ended December 31, 2007 include slightly more than 6 months of DocuCom operations, whereas the results for the year ended December 31, 2008 include a full year of DocuCom operations.  Sales for the year ended December 31, 2008 of $14.2 million increased 40% over the $10.1 million for the year ended December 31, 2007 due to the full year effect of DocuCom operations and 50% increases in the capture/scan business in Novus, the result of several large scanning contracts, and in Web4 collaborative software sales. Cost of services increased to 57% of sales, reflecting the decreased margins on the incremental DocuCom product sales. The increase in selling, general and administrative expenses from the incorporation of a full year of DocuCom operations in the year ended December 31, 2008 was partially offset by staff reduction savings of over $500,000, by facility cost and related expense reductions of approximately $300,000 from shutting down one facility in Regina Saskatchewan and combining two facilities in Winnipeg, Manitoba into one, and a reduction in financial system implementation costs in excess of $100,000 over the year ended December 31, 2007. Depreciation and amortization increased 58% from $455,002 for the year ended December 31, 2007 to $717,780 for the year ended December 31, 2008, reflecting the increased depreciation of fixed assets and amortization of intangible assets resulting from the purchase of DocuCom.  Research and development (“R&D”) expenses, which increased modestly in 2008 over 2007, consist primarily of software developers’ wages expended for development of enhancements to and integrations with the EReview collaborative software product.

Loss from operations set forth above, but excluding depreciation and amortization of $455,002 and $717,780 for 2007 and 2008, respectively, results in loss from operations, excluding non-cash charges, of $1,162,824 and $1,021,847 for 2007 and 2008, respectively.  Management views loss excluding non-cash charges as a useful and appropriate supplement of loss from operations because it enables management to evaluate performance without the effects of these non-cash charges that management believes may not have a direct financial impact on us.  Loss excluding non-cash charges should not be considered as an alternative to loss from operations calculated in accordance with GAAP.  Instead, loss excluding non-cash charges should be reviewed in connection with loss from operations to help analyze how our business is performing both currently and in comparison to past performance.

Corporate Expenses

Corporate
Year ended December 31;	2008	2007

Selling, general and administrative	$2,389,193	$1,910,428
Depreciation and amortization	259,521	248,378
Share-based compensation	1,287,048	360,721

Total operating expenses	3,935,762	2,519,527

Interest expense	109,668	700,422

Loss from operations and net loss before income taxes	$(4,045,430)	$(3,219,949)

Selling, general and administrative expense increased 25% from the $1.9 million for the year ended December 31, 2007 to the $2.4 million for the year ended December 31, 2008. Of the increase, 50% was due to increased legal and accounting fees that resulted from acquisitions, and the raising and restructuring of the Company’s capital stock, approximately $100,000 was the result of the creation of a company-wide insurance plan, and a similar amount in increased salaries resulting from strengthening of administrative and accounting staff.  Net interest expense for the year ended December 31, 2008 of $109,668 represented $165,000 of interest expense, offset by $55,000 of interest income. Interest expense of approximately $700,000 for the year ended December 31, 2007 represented $204,000 of interest expense plus $594,000 of deferred debt discount expensed, offset by $96,000 of interest income.

Share-based compensation expense is the estimated cost of stock option plans valued using the Black-Scholes model and amortized over the estimated period during which they provide a benefit, typically the vesting period. Share-based compensation expense of $1,287,048 was recorded during the year ended December 31, 2008 compared to $360,721 during the year ended December 31, 2007. The increase was the result of fully expensing the unamortized value of all options granted by virtue of the change in control affected by the Merger, which caused all unvested options to become fully vested.

Loss from operations set forth above, but excluding non-cash charges of depreciation and amortization of $248,378 and $259,521 for 2007 and 2008, respectively, and share-based compensation expense of $360,721 and $1,287,048 for 2007 and 2008, respectively results in loss from operations, excluding non-cash charges, of $2,498,861 and $2,610,850 for 2008 and 2007, respectively. Management views loss excluding non-cash charges as a useful and appropriate supplement of loss from operations because it enables management to evaluate performance with the effects of these non-cash charges that management believes may not have a direct financial impact on us.  Loss excluding non-cash charges should not be considered as an alternative to loss from operations calculated in accordance with GAAP.  Instead, loss excluding non-cash charges should be reviewed in connection with loss from operations to help analyze how our business is performing both currently and in comparison to past performance.

Other Expense (Income)

The following table presents our Other Expense (Income):

	For The Year Ended
	December 31,
Other Expense (Income)	2008	2007

Related parties interest	$-	$117,168

Amortization of related
party debt discount	$102,246	$594,029

Other interest, net	$267,596	$90,903

Other (income)	$-	$(2,011)

Total other expense	$369,842	$800,089

Other expense decreased by $430,247 (54%) during the year ended December 31, 2008 to $369,842 from $800,089 during the same period in the preceding year. This was primarily due to the amortization of related party debt discount that originated in December 2006, was fully amortized by April 2007 and for which there was no comparable charge in 2008.  Interest increased during 2008 due to the acquisition of capital leases and interest on increased borrowings during the year.

Income taxes

In the years ended December 31, 2008 and 2007, we recorded no income tax expense because we had net losses from operations; however, amounts recorded reflect corporate taxation by various regional authorities.

Liquidity and Capital Resources

Overview of Cash Resources

At December 31, 2008, our cash and cash equivalents were $2.8 million compared to $0.9 million at December 31, 2007 although the 2007 figure does not reflect the $2.6 million cash and cash equivalents of Legacy Healthaxis at December 31, 2007. The sources and uses of cash during 2008 are described more fully in “Analysis of Cash Flows” below.  The Company’s focus is on becoming consistently profitable and generating positive cash flow, however in the event that we are unable to generate cash from operations or raise additional capital, then our business would be adversely affected.

At December 31, 2008 the Company had borrowing agreements with four financial institutions:

Two subsidiaries of Legacy Healthaxis (the “Legacy Healthaxis Subsidiaries”) are parties to a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”), with respect to a revolving line and equipment advances. The Legacy Healthaxis Subsidiaries may borrow (a) up to the lesser of (i) $3 million or (ii) 80% of eligible accounts receivable subject to certain adjustments and (b) up to $1 million for equipment purchases. The LSA also provides for certain treasury management services, including letters of credit, foreign currency exchange contracts, and various cash management services.  Advances under the LSA bear interest at SVB’s prime rate (5.0% at December 31, 2008) plus 1.0% for revolving advances or 1.5% for equipment advances. The revolving line also has an unused line facility fee equal to 0.375% per annum of the average unused portion of the revolving line.  The LSA contains customary affirmative and negative covenants, and requires the maintenance of certain specified Liquidity Ratio, EBITDA, and debt service coverage requirements. The advances under the LSA are secured by a first priority lien on substantially all the assets of the Legacy Healthaxis Subsidiaries, including intellectual property. The revolving line matures April 16, 2009 and the equipment line matures March 1, 2010. Based on the calculation of the borrowing base as of December 31, 2008, the Legacy Healthaxis Subsidiaries would have been eligible to draw up to approximately $1.7 million under the working capital line of credit.  No availability existed on the equipment line as of December 31, 2008 due to the expiration of the draw period.  At December 31, 2008, the Legacy Healthaxis Subsidiaries had outstanding balances of $1.6 million and $411,000 under the revolving line and equipment line, respectively.

BPOMS Ltd has a revolving operating line with the Royal Bank of Canada with a maximum availability of CDN$1,750,000 and carries an annual interest rate of the Royal Bank of Canada prime rate plus 1.05%, which amounted to 4.55% at December 31, 2008.  The credit facility is secured by a General Security Agreement signed by DocuCom as well as a guarantee and postponement of claim for $500,000 in the name of Novus Imaging Solutions Inc. (“Novus”), which is also supported by a General Security Agreement signed by Novus.  The borrowing limit on the credit facility is 75% of the eligible accounts receivable of the Company.  At December 31, 2008, BPOMS Ltd had an outstanding loan balance of approximately $1,243,816.

BPOMS Ltd has a term loan with the Business Development Bank of Canada that expires on May 21, 2010. The interest rate on this loan is bank's floating rate plus 3.25% and monthly principal re-payments are approximately $1,433. At December 31, 2008, the annual rate of interest on this loan was 8.5% and the balance outstanding was approximately $23,232. The loan is secured by a general security agreement from ADM and joint and several personal guarantees in the amount of approximately $43,000 by two former principals of ADM who were also the Company's 5% shareholders. The Company issued a 7-year warrant to purchase 5,435 shares of the Legacy BPOMS common stock at an exercise price of $0.03 per share, (converted to 1,341 of the Company’s common stock at $0.14 per share, after giving effect to the Merger)  to each of these shareholders in return for their loan guarantees. The warrants, valued at approximately $11,049, were recorded as a discount to the term loan. The value of the warrants is being amortized to interest expense over the term of the loan. Unamortized discount at December 31, 2008 and 2007 was approximately $3,872 and $8,980, respectively.

Blue Hill has a credit facility from Comerica Bank which includes a revolving operating line limited to the lesser of the $1,000,000 maximum availability or 80% of eligible accounts receivable and carries an annual interest rate of the Comerica Bank prime rate plus 1.0%, which amounted to 4.25% at December 31, 2008, a $500,000 term loan amortized over a four year period and bearing interest at the Comerica Bank prime rate plus 1.25%, which amounted to 4.5% at December 31, 2008, and a specific advance facility for equipment purchases up to a maximum of $500,000 bearing interest at the Comerica Bank prime rate plus 1.25%, which amounted to 4.25% at December 31, 2008. The loans are supported by a general security interest in all the assets of Blue Hill and the operating facility is also supported by the guaranty of BPOMS and the subordination of loans of a minimum of $1,400,000, payable by Blue Hill to BPOMS, to Comerica Bank. At December 31, 2008 Blue Hill had an outstanding balance of $351,652 under the operating line, $385,417 under the term loan, and $51,145 under the equipment loan.

Analysis of Cash Flows

Cash Used in Operations. The primary reason for $2,970,374 net cash used in operating activities during the year ended December 31, 2008 was a net loss of $18,137,814, which included non-cash charges for depreciation and amortization expense of $2,915,555, share-based compensation expense of $1,287,049, a goodwill and intangible asset impairment charge of $10,570,561 and an increase in the reserve for doubtful accounts of $286,053. In addition, the timing differences in the payment of our current liabilities and collection of our current assets also contributed to the cash used in operations.

The primary reason for $3,786,972 cash used in operations during the year ended December 31, 2007 was a net loss of $6,468,209, which included non-cash charges for depreciation and amortization expense of $1,466,767, share-based compensation expense of $360,721, bad debt expense of $148,236, and amortization of related party debt discount of $594,029. In addition, the timing differences in the payment of our current liabilities and collection of our current assets also contributed to the cash used in operations.

Net cash used in investing activities during the year ended December 31, 2008 was $135,286, primarily due to $922,888 restricted cash released pursuant to the acquisition of DocuCom, offset by approximately $1.1 million spent on the purchase of equipment.

During the preceding year ended December 31, 2007, net cash used in investing activities was $10,856,210, $9,731,820 of which represented the cash portion of the purchase price of subsidiaries Blue Hill, DocuCom and HRMS acquired during the year, approximately $200,000 for the purchase of capital equipment, and $922,888 in cash restricted as part of the DocuCom acquisition.

Net cash provided by financing activities during the year ended December 31, 2008 was $4.9 million. Approximately $5.2 million was realized net of expenses from the exercise of warrants and $1.2 million in bank borrowings net of repayments, which was offset by the payment of $885,827 that had been restricted and on deposit to the vendors of DocuCom, capital lease payments of $245,201, and a $269,754 repayment of notes payable.

Net cash provided by financing activities during the year ended December 31, 2007 was $15,378,614, which primarily resulted from financing raised in connection with the issuance of Legacy BPOMS Preferred Series D and D-2 Convertible Stock.

During the next twelve months, the Company anticipates raising capital necessary to grow its business and complete additional acquisitions by issuing its securities and/or debt in one or more private transactions or by way of a strategic merger.

Our future capital requirements will depend upon many factors. These factors include but are not limited to sales and marketing efforts, the development of new products and services, possible future corporate mergers or strategic acquisitions or divestitures, the progress of research and development efforts, and the status of competitive products and services. If our anticipated financing needs are not met or are unreasonably delayed, we may not have adequate funds to extinguish all our remaining obligations and fund our current operations going forward.

Although we plan to meet our operating capital needs by additional private equity and/or debt transactions, or by way of a strategic merger, there can be no assurance that funds required will be available on terms acceptable to us, if at all. If we are unable to raise sufficient funds on acceptable terms, we may not be able to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

This uncertainty, recurring losses from operations, limited cash resources, and an accumulated deficit, among other factors, raise doubt about our ability to continue as a going concern and led our independent registered public accounting firm to include an explanatory paragraph related to our ability to continue as a going concern in their report that accompanies our financial statements. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows.

Terms of Series B Convertible Preferred Stock

In connection with the Merger, we issued Series B Convertible Preferred Stock, which we refer to as Series B Preferred Stock. Upon liquidation of the Company, the holders of Series B Preferred Stock are entitled to receive an aggregate liquidation preference of $24.4 million ($1.155 per share of Series B Preferred Stock) prior to the receipt of any value by the holders of our common stock or other junior stock. The holders of Series B Preferred Stock are also entitled to a preferential redemption equal to the liquidation preference amount plus dividends in the event of a "major transaction" or a "triggering event," as defined in the Certificate of Designation relating to the Series B Preferred Stock.

Holders of Series B Preferred Stock may convert their shares into shares of our common stock at any time and, under some circumstances, the Series B Preferred Stock will be automatically converted into our common stock on the earlier to occur of 18 months after the closing of the Merger and the 30th consecutive day that the BPOMS common stock is quoted at or above a specified closing bid price. Initially, the Series B Preferred Stock convert on a one-to-one basis, subject to adjustment.

The holders of Series B Preferred Stock are not entitled to general voting rights.  However, for so long as a specified number of shares of Series B Preferred Stock are outstanding, the holders of Series B Preferred Stock are entitled to vote as a class, and therefore have veto rights on the sale of the Company, changes in capitalization, repurchases of stock, and other matters.  For so long as a specified number of shares of Series B Preferred Stock are outstanding, the holders of Series B Preferred Stock also have the right to elect one director.

The holders of the Series B Preferred Stock are entitled to receive dividends pari passu with dividends paid to holders of our common stock. Dividends would be payable in cash upon a conversion, or in shares of common stock if certain conditions are met. Dividends would be payable upon a preferred stock redemption, the liquidation of the Company and upon other fundamental changes.

Critical Accounting Policies

We have identified the following as accounting policies that are the most critical to aid in understanding and evaluating our financial results:

•	revenue recognition;

•	allowance for doubtful accounts receivable; and

•	impairment of long-lived assets, including goodwill.

Revenue Recognition

We derive revenues from:

•	Enterprise content management services, including collaborative software products and services;

•	IT outsourcing services;

•	Human resources outsourcing services.; and

•	Healthcare claims processing

We recognize revenues when the following criteria are met:

•	Persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists;

•	Delivery has been completed and no significant obligations remain;

•	Our price to the buyer is fixed or determinable; and

•	Collection is reasonably assured.

Persuasive Evidence of an Arrangement

We document all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Performed

We perform all services or deliver all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer’s designated location and installed in accordance with contracted customer specifications. In preparation for providing services under some multi-year contracts, the Company performs certain start-up activities directly related to relocating, installing, customizing and configuring the licensed software and loading data.  If material and not paid for by the customer, the Company defers costs and revenues relating to these start-up activities and recognizes such costs and revenues ratably over the period of time expected to benefit from the start-up activities, generally the term of the contract.

The Fee for the Arrangement is Fixed or Determinable

Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the written contract. Fees for most monthly services, professional consulting services, and equipment sales are fixed under the terms of the written contract. Fees for certain services are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer’s fee is determinable. The customer’s fee is negotiated at the outset of the arrangement.

Collectibility is Reasonably Assured

We determine that collectibility is reasonably assured prior to recognizing revenue. We assess collectibility on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. We do not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue will be recognized on a cash basis.

We recognize revenues from software that we customize to fit a customer’s requirements based on satisfactory completion of pre-determined milestones (evidenced by written acceptance from the customer) and delivery of the product to the customer, provided no significant obligations remain and collection of the resulting receivable is reasonably assured. Customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and unspecified upgrades on a when-and-if available basis. Revenue from the maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

In 1997, the Accounting Standards Executive Committee (“AcSec”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue and requires that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. We determine the fair value of each element in multi-element transactions based on vendor-specific objective evidence (“VSOE”). VSOE for each element is based on the price charged when the same element is sold separately.

In 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions,” which modified SOP 97-2 to allow for use of the residual method of revenue recognition if certain criteria are met. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then we recognize revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the transaction fee is recognized as revenue.

We recognize revenues from our IT services primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as we perform IT services. Certain IT services contracts may be fixed price contracts where we would measure progress toward completion by mutually agreed upon pre-determined milestones and recognize revenue upon reaching those milestones. Our fixed price IT contracts typically are for a short duration of one to nine months. We did not have any uncompleted fixed price IT contracts at December 31, 2008.

Allowance for Doubtful Accounts Receivable

We sell to our customers on credit and grant credit to those who are deemed credit worthy based on our analysis of their credit history. We review our accounts receivable balances and the collectibility of these balances on a periodic basis. Based on our analysis of the length of time that the balances have been outstanding, the pattern of customer payments, our understanding of the general business conditions of our customers and our communications with our customers, we estimate the recoverability of these balances. When recoverability is uncertain, we record bad debt expense and increase the allowance for accounts receivable by an amount equal to the amount estimated to be unrecoverable. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected.

Impairment of Long-Lived Assets Including Goodwill

We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

We completed our annual evaluation of goodwill by reporting unit for the year ended December 31, 2008, and concluded that the carrying value of our ITO and HRMS reporting units exceeded their estimated fair value. Our impairment evaluation of goodwill is based on comparing the fair value of our reporting units to their carrying value. Fair value was determined by using a market-based approaches and an income approach, as this was deemed to be the most indicative of our reporting unit fair values in an orderly transaction between market participants. Under the market-based approaches, we utilized information regarding us as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, value is measured as the present worth of anticipated future net cash flows generated by a business. In a multi-period model, net cash flows attributable to a business are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. Upon concluding on values for the net assets of the Company’s ECM and ITO reporting units, the values estimated under the income approach were given slightly higher weight (due to the weak relationships observed in the market approach), while a higher weight was placed on the market approach when concluding on value for HRO.  Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Unanticipated changes in revenue, gross margin, long-term growth factor or discount rate could result in a material impact on the estimated fair values of our reporting units.

As a result of the annual goodwill impairment testing, we wrote off $5.9 million and $1.6 million of goodwill associated with our ITO and HRO reporting units respectively. We believe that the assumptions and rates used in our annual impairment test under SFAS No. 142 are reasonable, but they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts. Given the current economic environment and the uncertainties regarding our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the last quarter of fiscal year 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

During the quarter ended December 31, 2008, given the deteriorating economic conditions, the reduction in capital spending, and the difficulty in securing financing for new capital equipment to support expansion of outsourcing services, we also tested our purchased intangible assets for recoverability in accordance with SFAS No. 144. The assessment of recoverability was based on the valuations obtained from the goodwill impairment testing above. Based on that assessment, we wrote off $2.8 million and $0.5 million of intangible assets associated with our ITO and HRO reporting units respectively.

Goodwill activity was as follows:

Balance at December 31, 2007	$9,029,142

2008 reclassifications from final purchase price allocation	1,500,000

2008 additions, net	1,815,566

Goodwill impairment	(7,488,537)

Balance at December 31, 2008	$4,856,171

Intangible assets activity was as follows:

Balance at December 31, 2007	$9,898,219

2008 reclassifications from final purchase price allocation	(1,000,000)

2008 additions, net	1,174,204

2008 amortization	(1,489,570)

2008 intangible asset impairment	(3,082,024)

Balance at December 31, 2008	$5,500,829

Amortization of intangible assets expected to be charged to the results of operations in upcoming years:

Fiscal years ending December 31,

2009	$891,514
2010	883,815
2011	883,815
2012	718,379
2013	718,379
2014 and beyond	1,404,927

Impact of Recently Issued Accounting Standards

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. SFAS No. 155 is effective for the Company beginning January 1, 2007.  SFAS No. 155 was implemented during 2007 and did not have a material impact on our financial position, results of operations, or cash flows.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 also describes the manner in which it should be initially applied. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal years beginning after September 15, 2006, and was effective for the Company beginning January 1, 2007. The Company implemented SFAS No. 156 during 2007 which did not have a material impact on our financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning January 1, 2007. Due to our net losses in 2008 and 2007, adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The adoption of SAB No. 157 did not have a material impact on our financial position, results of operations or cash flows.

Effects of Prior Year Misstatements When Quantifying Current Year Misstatements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operations or cash flows.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the full recognition, as an asset or liability, of the over funded or under funded status of a company-sponsored postretirement benefit plan. SFAS No. 158 is effective for the Company beginning January 1, 2007. The adoption of SFAS No. 158 did not have a material impact on our financial position, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SAB No. 159 did not have a material impact on our financial position, results of operations or cash flows.

Business Combinations, and Non-controlling Interests

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. We will be required to apply the provisions of the new standards in the first quarter of 2009 and are currently assessing whether it will have an impact on our financial position, results of operations or cash flows.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for us beginning January 1, 2009. We do not engage in any hedging activities and currently do not expect the adoption of SFAS No. 161 to have a material impact on our financial statements.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for us beginning January 1, 2009 and we are currently assessing whether it will have an impact on our financial position, results of operations or cash flows.

Convertible Debt Instruments That May Be Settled in Cash upon Conversion

In May 2008, the FASB issued FSP Accounting Principals Board, or APB, Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, which clarifies that convertible instruments that may be settled in cash are not addressed under APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB No. 14-1 requires the liability and equity components of these types of instruments to be separately accounted for in a manner that will reflect the company’s non-convertible debt interest rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 is effective for us for convertible debt instruments issued on or after January 1, 2009 and we are currently assessing whether it will have an impact on our financial position, results of operations or cash flows.

Fair Value of a Financial Asset When the Market for That Asset Is Not Active

In October 2008, the FASB issued FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active which is effective immediately upon issuance. FSP 157-3 is effective upon issuance and clarifies that broker or pricing service quotes may not be indicative of fair value when markets are not active. The use of a reporting entity’s own assumptions (Level 3 fair value measurement) may be appropriate in a dislocated market where market transactions (Level 2 fair value measurement) are occurring largely from distressed sales or forced liquidations. Adoption of FSP 157-3 did not have a material impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable under smaller reporting company scaled disclosure requirements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are included in this Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. As a result of its assessment, management identified a material weakness in the Company’s internal control over financial reporting. Based on the weakness identified as described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of its assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2008:

•	The Company lacked sufficient internal resources to adequately implement segregation of duties within the financial reporting system.

•
During 2008 the Company executed a reverse merger and there were significant changes in the management, reporting, and accounting structure, the reporting controls and procedures of which had not been fully integrated with those of the Company

•
While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX”) and therefore, management could not certify that these controls were correctly implemented. As a result, it was management’s opinion that the lack of documentation did warrant a material weakness in the financial reporting process.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Remediation of Material Weakness

During 2009, the Company will implement the following remediation activities to materially improve, or are reasonably likely to improve, the Company’s internal control over financial reporting:

•	Continue the refinement, expansion, and communication of Accounting Policies and Procedures, particular in areas involving complex or technical accounting, and

•
Continue to utilize external consultants to the extent necessary to assist in the implementation and design of policies and procedures to meet the required documentation and effectiveness requirements for internal controls over financial reporting under SOX and adequately address the lack of segregation of duties within the financial reporting process.

Even with these changes, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risk related to financial disclosures. We believe that such risks have been reasonably mitigated following our implementation of SOX requirements in late 2007 and our remediation plans that will be implemented during 2009. However, the process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under SOX continues to be complex and subject to significant judgment and may result in the identification in the future of areas where we may need additional resources.

Additionally, due to the complexity and judgment involved in this process, we cannot guarantee we may not find or have pointed out to us either by internal or external resources, or by our auditors following the implementation of the external auditor requirement for their independent assessment of our controls, additional areas needing improvement or resulting in a future assessment that our controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2008 there were no changes in internal control that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers as of December 31, 2008, were as follows:

Name	Age	Position

Patrick Dolan	51	Chairman of the Board, Chief Executive Officer, and Director
James Cortens	52	Chief Operating Officer, President, Secretary, and Director
Donald Rutherford	69	Chief Financial Officer
Koushik Dutta	45	Chief Technology Officer
Russell Cleveland	70	Director
Adam Gutstein	45	Director
Dale Paisley (1)	67	Director
_________________
(1) Chairman of Audit Committee.

Directors and Executive Officers

Patrick Dolan founded Legacy BPOMS and served as its Chief Executive Officer and Chairman of the Board from its inception in July 2005 until the Merger with Legacy Healthaxis, and since the Merger has served as our Chief Executive Officer and Chairman of the Board.  Prior to co-founding Legacy BPOMS, Mr. Dolan served as President and Chief Operating Officer of Infocrossing Inc., a provider of selective information technology outsourcing solutions, from April 2004 through October 2004.  For the two previous years, prior to Infocrossing acquiring ITO Acquisition Corporation, doing business as Systems Management Specialists (“SMS”), a California company, Mr. Dolan served as its Chairman and Chief Executive Officer.  In December 2002, Mr. Dolan led a successful management team initiative, in conjunction with Los Angeles-based private equity fund Riordan, Lewis & Haden, to re-purchase SMS from Marconi, plc, which had acquired SMS from its prior owners in June 2000.  Prior to that time, Mr. Dolan was President and Chief Operating Officer of SMS from November 1994.  Mr. Dolan spent the early years of his career with Affiliated Computer Services and, subsequently, SHL Systemhouse.  Mr. Dolan earned a B.S. in economics from New York University.

James Cortens founded Legacy BPOMS and served as its Chief Financial Officer, President, and a Director from its inception in July 2005 until the Merger, and since the Merger has served as our Chief Operating Officer, President, Secretary and Director.  Prior to co-founding Legacy BPOMS, Mr. Cortens served as Executive Vice President of Infocrossing Inc., a provider of selective information technology outsourcing solutions, from April 2004 through October 2004.  For the two previous years, prior to Infocrossing acquiring SMS, Mr. Cortens served as its president and director.  In December 2002, Mr. Cortens was part of a successful management team initiative, in conjunction with Los Angeles-based private equity fund Riordan, Lewis & Haden, to re-purchase SMS from Marconi, plc, which had acquired SMS from its prior owners in June 2000.  Prior to that time, Mr. Cortens was Executive Vice President of Business Development of SMS from November 1994.  Mr. Cortens spent the early years of his career with SHL Systemhouse.  Mr. Cortens earned a B.Sc. in computer science from the University of Manitoba.

Donald Rutherford joined Legacy BPOMS as Chief Financial Officer on January 29, 2007, became our Chief Financial Officer upon completion of the Merger, and brings to BPOMS 35 years of financial experience. Since January 2000 Mr. Rutherford he has been a partner with Tatum, LLC, a national executive services firm with whom he has held a number of client positions as chief financial officer, including those at Grant Life Sciences, Inc., a publicly held bio-tech company located in Los Angeles, California, Aspeon, Inc., a publicly held technology company located in Irvine, California, Lifepoint, Inc. a publicly held bio-medical device manufacturer located in Ontario, California, and National Pen, Inc., a private manufacturer of promotional products in Rancho Bernardo, California.  Prior to that, he held numerous senior executive financial positions.   Since 2004 he has been a board member and Chairman of the audit committee of Performance Capital Management LLC, a public financial services company.  Mr. Rutherford started his career with Coopers and Lybrand in its Toronto audit practice and is a Chartered Accountant.  He also holds a BASc in industrial engineering from the University of Toronto.

Dale Paisley has been a financial and accounting consultant to primarily small public companies since 2000.  He assists his clients with regulatory reporting with the Securities and Exchange Commission and state regulators and has served as temporary Chief Financial Officer and Chief Executive Officer of several public and private companies.  From October 2002 until December 2003, Mr. Paisley served as president of SoCal Waste Group, Inc., from February 2003 until December 2003, he served as Chief Executive Officer and Chief Financial Officer of USA Biomass Corporation, and from October 2006 to the present he has served as Chief Financial Officer of Amish Naturals, Inc.  He was appointed as a director of Legacy BPOMS in December 2006, and was elected to our board upon the closing of the Merger.  Previously, Mr. Paisley was a partner in the international accounting firm of Coopers & Lybrand (now PriceWaterhouseCoopers).  Mr. Paisley earned a B.S. in accounting from San Diego State University.

Russell Cleveland is the founder, president, chief executive officer, sole director, and majority shareholder of RENN Capital Group, Inc. (“RENN”).  RENN is the investment adviser to or the manager of all or part of three closed-end mutual funds: (i) Renaissance Capital Growth & Income Fund III, Inc. (NYSE-AMEX: RCG), (ii) Renaissance US Growth Investment Trust PLC (LSE: RUG), and (iii) Global Special Opportunities Fund PLC (LSE: USPU, USPC, USPI, USPZ), and two open-end mutual funds, Premier RENN Entrepreneurial Fund Limited and Premier China Opportunities Fund Limited. He also serves on the boards of directors of Renaissance Capital Growth & Income Fund III, Inc. (since 1994), and Renaissance US Growth Investment Trust PLC (since 1996), as well as Access Plans USA, formerly Precis, Inc. (since 2003), a Texas-based, NASDAQ-listed (AUSA), national developer and distributor of quality affordable consumer driven health care programs for individuals, families, affinity groups and employer groups across the nation; CaminoSoft, Corp. (since 2004), a California-based, OTCBB-quoted (CMSF), developer and manufacturer of software solutions that store, manage, and safeguard large quantities of data created in a business and application settings; Cover-All Technologies, Inc. (since 2001), a New Jersey-based, OTCBB-quoted (COVR), provider of state-of-the-art software products, services and solutions to the property and casualty insurance industry; and Integrated Security Systems, Inc. (since 2001), a Texas-based, OTCBB-quoted (IZZI), designer, developer, manufacturer, distributor of service security and traffic control products used in the commercial, industrial and government sectors.  He was appointed as a director of Legacy BPOMS in 2007, and was elected to our board upon the closing of the Merger.  Mr. Cleveland is a chartered financial analyst (CFA) with more than 36 years experience as a specialist in investments in smaller capitalization companies.  A graduate of the Wharton School of Business, he is a past president of the Dallas Association of Investment Analysts and has also authored a number of books, including Finding Midas: Investing in Entrepreneurial CEOs with the Golden Touch, which was released in June, 2007.

Adam Gutstein served as a director of Legacy Healthaxis since 2001, and was elected to our board upon the closing of the Merger. Mr. Gutstein is President, CEO, and a Director of Diamond Management & Technology Consultants, Inc., (NASDAQ: DTPI), a management and advisory firm serving Global 2000 clients. Mr. Gutstein also serves on the Board of Trustees of the Committee for Economic Development, Washington, D.C., on the Board of Directors of the Executives’ Club of Chicago, and on the Business Leadership Group of WorkforceChicago2.0.

Koushik Dutta has served as the Chief Technology Officer of Legacy BPOMS from  December 15, 2006 until the Merger, and since the Merger has served as our Chief Technology Officer.  Prior to that, he was the Chief Operating Officer of Legacy BPOMS from November 2005 to December 15, 2006.  He has served as Chief Technology Officer of our Web4 division since April 2000.  Prior to that, Mr. Dutta co-founded Allegria Software, Inc. and served as President and Chief Technology Officer of that company from February 1999 to March 2000.  Additionally, Mr. Dutta served as Vice President of Research and Development for Advanced Technology Corporation from 1995 to June 1997 and as Senior Manager for Research Engineers International from 1992 to 1995.  Mr. Dutta also co-founded and launched two business ventures, MicroWare and StanSoft.  Mr. Dutta is the inventor of eReview, WebWorks, ForReview and Autoproject.  Further Mr. Dutta is the winner of CSI’s (Computer Society of India) prestigious NSTPC award for programming.  Mr. Dutta holds a Bachelors of Technology degree from Indian Institute of Technology and an M.B.A. from Indian Institute of Management.

All directors hold office until the next annual stockholders’ meeting or until their respective successors are elected or until their earlier death, resignation or removal.

There are no family relationships among our directors or among our executive officers.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Conduct.  The Code of Conduct applies to all directors and employees, including our principal executive, financial and accounting officers.  The Code of Conduct is available on one of our websites, www.healthaxis.com.  We intend to post amendments to or waivers from the Code as required by applicable rules on our website.

Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission (the “SEC”).

Audit Committee Matters

Our Audit Committee consists of Mr. Dale Paisley who holds the position of chairman of that committee, Mr. Adam Gutstein and Mr. Russell Cleveland. Each of the members of our Audit Committee is “independent” within the meaning of Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market. Our board of directors has determined that Mr. Paisley is an “audit committee financial expert” under SEC rules and meets the Nasdaq’s professional experience requirements.

Independence of Mr. Russell Cleveland

Except in connection with his status as a principal of one of our primary shareholders, Mr. Cleveland has never entered into a transaction with us in which he had, or would have, a material direct or indirect interest and there are no material plans, contracts, or arrangements with us in which he is participating.  Except as detailed in the footnotes to the table set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Mr. Cleveland is not related to any (i) of our directors or executive officers, (ii) persons nominated or chosen by us to become directors or executive officers, (iii) beneficial owner of more than 5% of our securities, or (iv) immediate family members to any such persons.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. These officers, directors and stockholders are required by SEC regulations to furnish us with copies of all such reports that they file.

Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2008 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, during our the year ended December 31, 2008, all Section 16(a) filing requirements applicable to our reporting persons were met on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for services rendered during the last two fiscal years to our Company in all capacities as an employee by our Chief Executive Officer, the former Chief Executive Officer of Legacy Healthaxis, the two other most highly compensated executive officers who were serving as executive officers at the end of 2008 and the two other most highly compensated executive officers of Legacy Healthaxis who were no longer serving as  executive officers at the end of 2008 (collectively, the “named executive officers”).

Name and Principal Position	Fiscal Year Ended 31-Dec	Salary ($)	Bonus (10) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	All Other Compensation (1) ($)	Total ($)

Patrick A. Dolan,	2008	250,000	---	---	136,500	---	386,500
Chairman and Chief Executive	2007	225,000	---	---	618,757	---	843,757
Officer (4)(5)

James Cortens,	2008	225,000	---	---	97,500	---	322,500
President, Chief Operating Officer,	2007	200,000	---	---	618,757	---	818,757
Secretary, Director (4)(5)

Donald Rutherford	2008	166,667	---	---	27,300	---	193,967
Chief Financial Officer (6)	2007	128,239	---	---	366,094	---	494,333

John M. Carradine,	2008	257,500	75,000	20,300	---	12,759	365,559
Former Chief Executive Officer (7)	2007	250,000	---	19,250	---	9,946	279,196

J. Brent Webb,	2008	187,500	37,500	14,500	---	10,480	249,980
SVP & General Counsel (8)	2007	180,000	---	13,750	---	7,391	201,141

Ronald K. Herbert,	2008	177,500	27,500	14,500	---	9,919	229,419
SVP of Finance (9)	2007	170,000	---	13,750	---	5,100	188,850

(1)
The costs of certain benefits are not included because they did not exceed $10,000 in the case of each named executive officer. In the case of the Former CEO, SVP/General Counsel and SVP of Finance, the amounts shown represent, unused vacation payout, employer contributions to the Healthaxis 401(k) Plan and perquisites of less than $10,000.

(2)
Reflects amounts recognized in connection with restricted stock awards for financial statement reporting purposes for the fiscal year ended December 31, 2007, and December 31, 2008, respectively in accordance with FAS 123(R). All shares of restricted stock granted to the Former CEO, SVP/General Counsel and SVP of Finance granted prior to December 30, 2008 became fully vested on closing of the Merger in accordance with the terms of the 2005 Plan.   All shares of restricted stock granted to the Former CEO, SVP/General Counsel and SVP of Finance granted on December 30, 2008 will vest over the first three (3) years from the effective date of the Merger in six (6) increments on each six (6) month anniversary of the effective date of the Merger, and shall also be fully vested on a Change in Control (as defined in the 2005 Plan) in any transaction occurring following the Merger.

(3)
Includes the dollar amount recognized for financial statement reporting purposes for fiscal years 2007 and 2008 relating to stock options computed in accordance with FAS 123R applying the same valuation model and assumptions applied for financial reporting purposes, but disregarding any estimate of forfeitures related to service-based vesting conditions.  The values included within this column have not been, and may never be realized. The options might never be exercised and the value received by the executive officer, if any, will depend on the share price on the exercise date.   There were no forfeitures during the year.

(4)
Includes $250,000 in 2008 and $225,000 in 2007 of accrued base salary for which payment has been deferred for Mr. Dolan and $225,000 in 2008 and $200,000 in 2007 of accrued base salary for which payment has been deferred for Mr. Cortens.

(5)	Messrs. Dolan and Cortens do not receive any separate compensation for service as directors.

(6)	Mr. Rutherford was appointed Interim Chief Financial Officer on January 26, 2007 on a part-time basis and full-time Chief Financial Officer on June 1, 2007.

(7)
Pursuant to the requirements in the Merger, Mr. Carradine resigned as CEO and as an executive officer of the Company on December 30, 2008, the effective date of the Merger.  Mr. Carradine continues to serve as a non-executive officer of the Company as the Managing Director of the Healthcare Division.

(8)
Pursuant to the requirements in the Merger, Mr. Webb resigned his position as an executive officer of the Company on December 30, 2008, the effective date of the Merger.  Mr. Webb continues to serve as a non-executive officer of the Company as the Senior Vice President & General Counsel.

(9)
Pursuant to the requirements in the Merger, Mr. Herbert resigned his position as an executive officer of the Company on December 30, 2008, the effective date of the Merger.  Mr. Herbert continues to serve as a non-executive officer of the Company as the Senior Vice President of Finance.

(10)	Represents a signing bonus paid at the time of the Merger in connection with entering into a new employment agreement with the Company.

Outstanding Equity Awards at December 31, 2008

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option	Number of Shares or Units of Stock that Have not Vested	Market Value of Shares or Units of Stock That Have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name and Principal Position	Exercisable	Un-exercisable	Options (#)	Price ($)	Expiration Date	(1) (#)	(2) ($)	Vested (#)	Vested ($)

Patrick A. Dolan,	134,069	―	―	0.14	2015	―	―	―	―
Chairman, Chief	287,817	―	―	2.23	2018	―	―	―	―
Executive Officer	863,450	―	―	0.16	2018	―	―	―	―

James Cortens,	89,379	―	―	0.14	2015	―	―	―	―
President, Chief	287,817	―	―	2.23	2018	―	―	―	―
Operating Officer,	616,750	―	―	0.16	2018	―	―	―	―
Secretary, Director

Donald Rutherford,	98,680	―	―	4.66	2012	―	―	―	―
Chief Financial Officer	172,690	―	―	0.16	2018	―	―	―	―

John M. Carradine,	10,000	―	―	8.20	2/8/2011	250,000	50,000	―	―
Former Chief Executive	10,000	―	―	10.00	5/18/2011	―	―	―	―
Officer	5,000	―	―	6.80	1/23/2012	―	―	―	―
	6,075	―	―	3.30	1/14/2013	―	―	―	―
	40,000	―	―	2.32	6/30/2014	―	―	―	―
	60,000	―	―	1.80	5/13/2015	―	―	―	―
	50,000	―	―	2.25	11/9/2015	―	―	―	―

J. Brent Webb,	401	―	―	24.90	1/7/2010	100,000	20,000	―	―
SVP & General Counsel	667	―	―	24.90	5/24/2010	―	―	―	―
	5,000	―	―	10.00	5/18/2011	―	―	―	―
	2,000	―	―	6.80	1/23/2012	―	―	―	―
	2,719	―	―	3.30	1/14/2013	―	―	―	―
	6,714	―	―	3.70	7/23/2013	―	―	―	―
	40,000	―	―	2.32	6/30/2014	―	―	―	―
	50,000	―	―	1.80	5/13/2015	―	―	―	―

Ronald K. Herbert,	40,000	―	―	2.25	12/31/2015	100,000	20,000	―	―
SVP of Finance

(1) All shares of restricted stock granted to the Former CEO, SVP/General Counsel and SVP of Finance granted on December 30, 2008 will vest over the first three (3) years from the effective date of the Merger in six (6) increments on each six (6) month anniversary of the effective date of the Merger, and shall also be fully vested on a Change in Control (as defined in the 2005 Plan) in any transaction occurring following the Merger.

(2) "Market Value" has been determined based on the last sale price of  the Company’s common stock ($0.20) as reported by NASDAQ on December 31, 2008, the last business day of the year, multiplied by the number of shares that have not vested.

Directors’ Compensation

The following table sets forth the compensation received during the year ended December 31, 2008 from either Legacy BPOMS or Legacy Healthaxis for services rendered by our current outside directors.  Our directors who also serve as executive officers do not receive separate compensation for service as directors.

	Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Award ($)	Total ($)

Russell Cleveland	---	---	---	---

Adam Gutstein	6,438	11,250		17,688

Dale Paisley	42,000	---	32,488	74,488

Mr. Paisley is an independent director and receives a remuneration of $3,500 per month for his services to the Company’s board.   In addition, for 2008 Mr. Paisley was granted an option to purchase 75,000 shares of Legacy BPOMS' common stock, with one year vesting. As a result of the Merger these options became fully vested and were converted into options to purchase 18,503 shares of the Company’s common stock. Mr. Cleveland is an independent director and received no compensation for his services to the Company’s board.  Compensation for Mr. Gutstein for 2008 was from service on the Legacy Healthaxis board of directors and is described below.

The following table sets forth the compensation received during the year ended December 31, 2008 from Legacy Healthaxis for services rendered by its outside directors during 2008.  Legacy Healthaxis directors who also served as executive officers did not receive separate compensation for service as directors.

	Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
James J. Byrne	8,751	9,000	17,751
John W. Coyle	7,901	11,250	19,151
Thomas L. Cunningham	15,288	11,250	26,538
Adam J. Gutstein	6,438	11,250	17,688
James W. McLane	18,539	13,500	32,039
Barry L. Reisig	8,876	9,000	17,876

(1) As of December 31, 2008, all shares were fully vested.  The amount shown represents the aggregate amount recognized as compensation expense by the Company during the year ended December 31, 2008, computed in accordance with FAS 123(R)

With respect to cash compensation during 2008, Legacy Healthaxis’ non-employee directors other than the chairman of the board received $1,875 for each meeting attended in person, $500 for each committee meeting attended in person when not held on the same date and at the same location as a meeting of the Legacy Healthaxis board of directors, and $250 per hour for attendance at telephonic meetings (with a maximum of $500 per telephonic meeting).  The Legacy Healthaxis chairman of the board received $5,675 for each meeting of the Legacy Healthaxis board of directors attended in person, and $350 per hour for attendance at telephonic meetings (with a maximum of $750 per telephonic meeting).  Legacy Healthaxis committee chairs and the lead director received an additional $2,000 per committee meeting attended in person and $350 per hour for attendance at telephonic meetings (with a maximum of $750 per telephonic meeting).  In 2008, each Legacy Healthaxis non-employee director received 10,000 shares of restricted stock, with the chairman of each committee of the Legacy Healthaxis board of directors and the lead director receiving an additional 2,500 shares of restricted stock and the Legacy Healthaxis chairman of the board receiving an additional 5,000 shares of restricted stock.  These grants of restricted stock vested at the rate of 25% for each of the four regular quarterly meetings of the Legacy Healthaxis board of directors and its committees held during 2008 and were valued at the grant date closing stock price of $0.90 per share and expensed according to the time-vesting criteria.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Patrick Dolan

We have an employment agreement with Patrick Dolan, dated July 29, 2005. The employment agreement provided that Mr. Dolan serve as Legacy BPOMS' Chief Executive Officer for an initial two and one-half year term. The board of directors and Mr. Dolan have previously agreed to extend the agreement for one year.  The employment agreement includes the following provisions:

•	Initial base salary of not less than $225,000, subject to annual review and increase in the discretion of BPOMS' board of directors. The board set 2008-2009 base salary for Mr. Dolan at $250,000.

•
For the period through December 31, 2008 Mr. Dolan waived receipt of his compensation. Annual bonus in an amount, if any, is determined by the board based on the achievement of BPOMS and individual performance goals as established by the board.

•	Participation in BPOMS' employee welfare, pension and benefit plans as maintained for the benefit of BPOMS' employees.

•	Six weeks of vacation annually.

•	Reimbursement for all business, travel and entertainment expenses incurred with respect to the business or prospective business of BPOMS.

•	Reimbursement of telephone, cell phones, computer usage and Internet access at home for business use, as well as a monthly car allowance of $750.00 per month.

Upon execution of the employment agreement, Mr. Dolan was granted an option to purchase 543,450 shares of Legacy BPOMS' common stock, vesting 25% per year. Mr. Dolan was also granted options to purchase 1,166,666 and 3,500,000 shares of Legacy BPOMS' common stock, vesting 25% per year, in 2007 and 2008 respectively.   As a result of the Merger, all of these options became fully vested and were converted into options to purchase a total of 1,285,336 shares of the Company’s common stock.

In the event of a change of control of BPOMS, or if the officer's employment is terminated by BPOMS without cause, or by the officer for good reason, as defined in the agreement, then BPOMS will:

•
Pay a lump sum equal to the sum of all accrued and unpaid base salary and vacation pay through the date of termination, and if no change of control has occurred, the officer's base salary for the remainder of the employment period and two times the highest annual bonus paid for any fiscal year, and if no annual bonus has been paid, then two times the minimum annual bonus;

•
Continue to provide the officer and his eligible spouse and dependents the various medical and life insurance provided for in the agreement or economic equivalent as if he had remained employed through the employment agreement term; and

•	The officer's unvested stock options will become immediately 100% vested.

•	If BPOMS terminates the officer's employment for cause or the officer terminates his employment without good reason, then BPOMS will:

•	Pay a lump sum equal to all accrued and unpaid base salary and vacation pay through the date of termination; and

•	Have no further obligation to the officer except for the benefits provided under any stock option grants and any other agreements, plans or programs of BPOMS.

James Cortens

We have an employment agreement with James Cortens, dated July 29, 2005. The employment agreement provided that Mr. Cortens serve as Legacy BPOMS' President and Secretary for an initial two and one-half year term. The board of directors and Mr. Cortens have previously agreed to extend the agreement for one year.  The employment agreement includes the following provisions:

•	Initial base salary of not less than $200,000, subject to annual review and increase in the discretion of BPOMS' board of directors. The board set 2008-2009 base salary for Mr. Cortens at $225,000.

•	For the period through December 31, 2008 Mr. Cortens waived receipt of his compensation.

•	Annual bonus in an amount, if any, as determined by the board based on the achievement of BPOMS and individual performance goals as established by the board.

•	Participation in BPOMS' employee welfare, pension and benefit plans as maintained for the benefit of BPOMS' employees.

•	Six weeks of vacation annually.

•	Reimbursement for all business, travel and entertainment expenses incurred with respect to the business or prospective business of BPOMS.

•	Reimbursement of telephone, cell phones, computer usage and Internet access at home for business use, as well as a monthly car allowance of $750.00 per month.

Upon execution of the employment agreement, Mr. Cortens was granted an option to purchase 362,300 shares of Legacy BPOMS' common stock, vesting 25% per year. Mr. Cortens was also granted options to purchase 1,166,666 and 2,500,000 shares of Legacy BPOMS' common stock, vesting 25% per year, in 2007 and 2008 respectively.   As a result of the Merger, all of these options became fully vested and were converted into options to purchase a total of 993,946 shares of the Company’s common stock.

In the event of a change of control, or if the officer's employment is terminated by BPOMS without cause, or by the officer for good reason, as defined in the agreement, then BPOMS will:

•
Pay a lump sum equal to the sum of all accrued and unpaid base salary and vacation pay through the date of termination, and if no change of control has occurred, the officer's base salary for the remainder of the employment period and two times the highest annual bonus paid for any fiscal year, and if no annual bonus has been paid, then two times the minimum annual bonus;

•
Continue to provide the officer and his eligible spouse and dependents the various medical and life insurance provided for in the agreement or economic equivalent as if he had remained employed through the employment agreement term; and

•	The officer's unvested stock options will become immediately 100% vested.

•	If BPOMS terminates the officer's employment for cause or the officer terminates his employment without good reason, then BPOMS will:

•	Pay a lump sum equal to all accrued and unpaid base salary and vacation pay through the date of termination; and

•	Have no further obligation to the officer except for the benefits provided under any stock option grants and any other agreements, plans or programs of BPOMS.

Donald Rutherford

We have an employment agreement with Donald W. Rutherford, dated January 26, 2007.  The employment agreement provides that Mr. Rutherford will serve as Legacy BPOMS’ Chief Financial Officer effective as of January 29, 2007.  The employment agreement includes the following provisions:

•
Initial base salary of not less than $104,167 and he will devote approximately 50% of his time to the business and affairs of the Company.  Effective on June 1, 2007, Mr. Rutherford’s salary was increased to $166,667 and he began to devote all of his time to the business and affairs of the Company.

•	Annual cash bonus in an amount to be determined by the Company within 30 days of February 28, 2007. This bonus was never determined or awarded.

•
Options for the purchase of 400,000 shares of Legacy BPOMS common stock under the Company’s 2003 Stock Option Plan, vesting ratably every six months during the four years following their grant.  Mr. Rutherford was also granted options to purchase 700,000 shares of Legacy BPOMS' common stock, vesting 25% per year, in 2008.   As a result of the Merger, all of these options became fully vested and were converted into options to purchase a total of 271,370 shares of the Company’s common stock.

In the event of Mr. Rutherford’s employment with BPOMS is terminated during the during the initial 90 days for any other reason or for no reason, Mr. Rutherford shall be entitled to receive a severance payment equal to two month’s salary; thereafter, Mr. Rutherford shall be entitled to receive a severance payment equal to three months’ salary.

In addition, commencing after such 90-day period, for each period of six months of employment, Mr. Rutherford shall be entitled to receive an additional month’s salary, up to a maximum of six months.

Lastly, upon a termination by the Company for any reason other than for cause or for no reason or without providing Mr. Rutherford with required notice, or for a termination by Mr. Rutherford for cause, Mr. Rutherford shall be entitled to receive the payments disclosed above, plus all cash bonuses, equity, and other compensation covered by the employment agreement will vest immediately and become payable upon the date of termination.

Mr. Rutherford is a limited partner with Tatum LLC (“Tatum”) in Orange County, California, which he joined in January 2000.  During the term of the employment agreement, Mr. Rutherford is expected to remain a partner with Tatum.  In connection with such employment of Mr. Rutherford, the Company entered into an agreement (the “Tatum Agreement”) with Tatum, whereby Tatum is to provide certain resources to the Company, and, in addition to the compensation to be paid to Mr. Rutherford under the employment agreement, the Company is to pay to Tatum a fee equal to 20% of Mr. Rutherford’s salary during the term of the employment agreement.  Further, the Company will tender directly to Tatum 20% of any cash bonuses otherwise payable to Mr. Rutherford during the term of the Tatum Agreement.  The Company has acknowledged to Tatum that Mr. Rutherford is obligated to share with Tatum 20% of any cash proceeds realized by Mr. Rutherford from any equity bonus that the Company may grant to him.  The Tatum Agreement will terminate upon the earlier of Mr. Rutherford ceasing to be an employee of the Company or a partner of Tatum.

For purposes of the above employment agreements, termination for "cause" means the employee's willful gross misconduct or conviction of a felony that, in either case, results in material and demonstrable damage to the business or reputation of BPOMS, or the willful and continued failure to perform his duties, which failure is not cured within twenty business days after BPOMS delivers to him a written demand for performance that specifically identifies the actions to be performed. Termination for "good reason" means, subject to a ten-business day cure period,

•	the assignment to the employee of duties inconsistent with this Agreement or a change in his titles or authority;

•	any failure by BPOMS to comply with sections of the agreement regarding compensation and benefits in any material way;

•	the requirement of the employee to relocate to any location other than Orange County, California;

•	the failure of BPOMS to comply with and satisfy its obligations regarding any successor to its business and/or assets;

•	any material breach of the agreement by BPOMS; or

•	a change in control of BPOMS.

A change in control under the agreements is the acquisition of Legacy BPOMS by another entity by means of any transaction or series of related transactions (including, without limitation, any stock acquisition, reorganization, merger or consolidation) other than a transaction or series of transactions in which the holders of the voting securities of Legacy BPOMS outstanding immediately prior to the transaction continue to retain (either by such voting securities remaining outstanding or by such voting securities being converted into voting securities of the surviving entity), as a result of shares in Legacy BPOMS held by those holders prior to those transactions, at least fifty percent (50%) of the total voting power represented by the voting securities of Legacy BPOMS or the surviving entity outstanding immediately after the transaction or series of transactions, or sale of 80% or more of the assets of Legacy BPOMS.  To the extent the Merger may have triggered a change in control under these agreements, the provisions have been informally waived by the executives.

Legacy Healthaxis Executive Officers

As a condition to the Merger, Legacy BPOMS required that the Legacy Healthaxis senior management employees enter into new employment agreements that will govern the terms of their employment with the combined company following the Merger. In order to meet this condition, on October 15, 2008, John M. Carradine, the Legacy Healthaxis President and Chief Executive Officer, J. Brent Webb, the Legacy Healthaxis Senior Vice President and General Counsel, and Ronald K. Herbert, the Legacy Healthaxis Chief Financial Officer, each entered into an employment agreement with BPOMS. Each of these employment agreements were expressly conditioned on, and became effective with the consummation of the Merger on December 30, 2008, and superseded and replaced all prior employment agreements between the individual and Legacy Healthaxis.  As a result, at closing of the Merger, Mr. Carradine became the Managing Director of the combined company's Healthcare division, Mr. Webb became the Senior Vice President and General Counsel of the combined company, and Mr. Herbert became the Senior Vice President of Finance for the combined company. Each of the employment agreements has a term of three years from the effective date of the Merger and includes the following provisions:

• Each employee resigned from his or her position as an executive officer of Legacy Healthaxis, and accepted employment in the non-executive position at the combined Company.

• An initial base salary in an amount consistent with BPOMS' pay scale for similar positions within the combined Company, which in the case of Mr. Carradine, Mr. Webb and Mr. Herbert represented a substantial reduction from their then current base salaries with Legacy Healthaxis. All base salaries are subject to annual review and increase in the discretion of the combined Company's board of directors.

• A signing bonus was paid at closing of the Merger and a transition bonus to be payable upon completion of certain transition milestones related to integration of the Legacy Healthaxis and Legacy BPOMS businesses.

• An annual bonus in an amount, if any, as determined by the combined Company's board of directors based on achievement of the combined Company and individual performance goals as established by the combined Company's board of directors for each calendar year.

• Participation in the combined Company's employee welfare, pension disability and benefit plans as maintained for the benefit of its employees with no material reduction from the benefits with Legacy Healthaxis.

• Four weeks of vacation annually and other standard combined Company paid time off benefits.

• Reimbursement for all business, travel and entertainment expenses incurred with respect to the business or prospective business of the combined Company and certain other specified business related expenses.

• Company provided cell phone and lap top computer as well as a monthly car allowance.

• An award of shares of restricted stock issued under the Healthaxis Inc. 2005 Stock Incentive Plan at closing of the Merger that vest over three years in semi-annual installments, and become fully vested on a change in control (as defined in the 2005 Plan) in any transaction occurring following the Merger. Each employee will also be entitled to additional future equity awards in amounts and on terms consistent with periodic awards to other senior management personnel.

If the employee's employment is terminated by the combined Company without cause, or the combined Company elects to terminate the employee's employment due to a change of control event, or the employee elects to terminate his employment for good reason, as each is defined in the agreement, then:

• the combined Company will pay a lump sum equal to the sum of all accrued and unpaid base salary and vacation pay through the date of termination, and severance pay in an amount equal to the sum of (a) one year of his then current base salary plus (b) a portion of the annual bonus amount prorated from January 1 of the year in which the termination occurs;

• the combined company will continue to provide the employee and his or her eligible spouse and dependents the various medical, dental and life insurance provided for in the employment agreement or economic equivalent for up to twelve months;

• the employee's unvested equity awards will immediately become fully vested and the employee will have three years from the termination date to elect to exercise all of his or her outstanding stock options or similar awards; and

• the employee will be entitled to reimbursement of certain amounts to cover the actual cost of outplacement/search firm services from a firm selected by the employee for up to nine months.

If the combined Company terminates the employee's employment for cause, as defined in the agreement, or the employee terminates his or her employment without good reason, then:

• the combined Company will pay a lump sum equal to all accrued and unpaid base salary and vacation pay through the date of termination;

• the employee shall have the post-termination exercise rights as contained in the specific award for all fully vested stock options or similar awards with grant dates on or after the effective date of the merger;

• the employee shall have three years from the termination date to elect to exercise all of his outstanding fully vested stock options or similar awards with grant dates prior to the effective date of the merger; and

• all other benefits provided under any other agreements, plans or programs of the combined Company will be available to the employee.

If the employee's employment is terminated for death or for disability, then the combined Company will pay all accrued and unpaid base salary and vacation pay and the annual bonus prorated through the date of termination and all outstanding unvested equity awards shall be automatically fully vested on the termination date and the employee or his executor shall have three years from the termination date to elect to exercise all of his outstanding stock options or similar awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Table

The following table sets forth certain information concerning the beneficial ownership of our capital stock, as of March 15, 2009 by (i) each person known by us to beneficially own 5% or more of our outstanding capital stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, the address for each of the stockholders in the table below is c/o BPO Management Services, Inc., 1290 North Hancock, Suite 200, Anaheim, California 92807.  Unless otherwise indicated in the footnotes to this table and except in cases where community property laws apply, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of capital stock shown as beneficially owned by the stockholder.

As of March 15, 2009, we had 15,165,586 shares of common stock outstanding, 21,103,955 shares of Series B Preferred Stock outstanding and had granted certain common stock purchase warrants and stock options that were exercisable then or within 60 days thereafter.  Russell Cleveland, a director who was originally appointed as a result of a prior financing (as described in the Stock Purchase Agreement as defined below) and who continues to serve as a director of the Company as the designee of the holders of our Series B Preferred Stock, disclaims beneficial ownership of all shares of preferred stock that were issued in such financing and subsequently exchanged into Series B Preferred Stock in the merger with Legacy Healthaxis, as well as all shares of common stock into which such preferred shares may be converted (see footnote 8 below).

Each of our stockholders, marked with a “**” in the table below, has agreed that it may not exercise a warrant or convert its shares of Series B Preferred Stock into common stock if the number of shares of common stock to be issued pursuant to such exercise or  conversion would cause the number of shares of common stock owned by such holder and its affiliates to exceed, when aggregated with all other shares of common stock owned by such holder and its affiliates, the number of shares of common stock which would result in such holder and its affiliates beneficially owning in excess of 9.99% of our then issued and outstanding shares of common stock.  However, on 61 days’ notice to us, any holder of such a warrant or shares of Series B Preferred Stock may waive this limitation.  For information regarding beneficial ownership of our common shares by these holders, see the footnote associated with each holder. The numbers and percentages included in the footnotes reflect the 9.99% limitation because the notice period is 61 days.  The "Percent of Class" column in the table below reflects the beneficial ownership of the indicated class of securities held by each stockholder (provided that for "All Directors and Executive Officers," the Percent of Class reflects beneficial ownership of shares of common stock).

Name and Address Of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Executive Officers and Directors:

Patrick A. Dolan	Common Stock	3,536,211	(2)	21.3%
James Cortens	Common Stock	1,839,297	(3)	11.4%
Donald Rutherford	Common Stock	271,370	(4)	1.8%
John M. Carradine	Common Stock	527, 971	(5)	3.4%
Ronald K. Herbert	Common Stock	223,000	(6)	1.5%
J. Brent Webb	Common Stock	275, 251	(7)	1.8%
Russell Cleveland**	Series B Preferred Stock	6,743,537	(8)	30.8%
Adam Gutstein	Common Stock	67,000	(9)	*
Dale Paisley	Common Stock	26,647	(10)	*
All Directors and Executive Officers (7 persons) as a group	Common Stock/ Series B Preferred Stock	7,517,167	(11)	38.1%

5% Beneficial Owners:

Vision Opportunity Master Fund, Ltd.**	Series B Preferred Stock	9,661,181	(12)	45.8%
Vision Capital Advantage Fund, L.P.**	Series B Preferred Stock	2,855,415	(13)	13.7%
Renaissance US Growth Investment Trust PLC**	Series B Preferred Stock	2,107,353	(14)	10.0%
Renaissance Capital Growth & Income Fund III, Inc.**	Series B Preferred Stock	1,685,887	(15)	8.0%
Global Special Opportunities Trust PLC**	Series B Preferred Stock	2,107,353	(16)	10.0%
Premier RENN US Emerging Growth Fund Ltd.**	Series B Preferred Stock	842,947	(17)	4.0%
BridgePointe Master Fund Ltd.**	Series B Preferred Stock	1,069,113	(18)	5.1%
BridgePointe Master Fund Ltd.**	Common Stock	1,480,200	(19)	8.9%
Lewis Asset Management	Common Stock	2,380,000	(20)	15.7%
Tak Investments, Inc.	Common Stock	2,222,222	(21)	14.7%
Barclays PLC	Common Stock	1,408,400	(22)	9.3%

* Constitutes less than 1%

** The stockholder has agreed that at no time may it exercise a warrant or convert any shares of Series B Preferred Stock into common stock if, as a result, it would beneficially own in excess of 9.99% of our then issued and outstanding shares of common stock.  However, on 61 days’ notice to us, the stockholder may waive this limitation.

(1)
As used in this table, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable, and does not necessarily indicate ownership for any other purpose.  In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after March 15, 2009.  Those stockholders marked with a “**” in the table above are subject to a limit on their ownership of our common stock of 9.99% of the shares outstanding.  Because this limit can only be waived on 61 days’ notice to us, the holdings set forth in the following footnotes reflect this limit.

(2)	Includes 2,092,850 shares of common stock, 158,025 shares of common stock underlying warrants and 1,285,336 shares of common stock underlying options.

(3)	Includes 828,785 shares of common stock, 16,566 shares of common stock underlying warrants and 993,946 shares of common stock underlying options.

(4)	Represents shares of common stock underlying options.

(5)	Includes 181,075 shares of common stock underlying options.

(6)	Includes 40,000 shares of common stock underlying options.

(7)	Includes 107,501 shares of common stock underlying options.

(8)
Includes 6,743,537 shares of Series B Preferred Stock all held by Renaissance Capital Growth & Income Fund III, Inc., Global Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Premier RENN US Emerging Growth Fund Limited, for which RENN Capital Group, Inc. acts as Investment Advisor.  These shares of Series B Preferred Stock are convertible into and represent beneficial ownership of 1,684,129 shares of common stock because of the 9.99% limitation on conversion described above.  If the holder waives this conversion limitation, the Series B Preferred Stock would be convertible into 6,743,537 shares of common stock.  Russell Cleveland is President of RENN Capital Group, Inc. and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(9)	Includes 24,500 shares of common stock underlying options.

(10)	Represents shares of common stock underlying options.

(11)
Includes all shares referenced in footnotes 2, 3, 4 and 9 above.  In calculating the total, only 1,684,129 shares were deemed to be owned by Mr. Cleveland because of the 9.99% limitation on conversion described above.

(12)
Represents shares of Series B Preferred Stock.  Adam Benowitz, Portfolio Manager of Vision Opportunity Master Fund, Ltd., is the person who has voting and investment control over the shares listed in the table.  The address of Mr. Benowitz is 20 W. 55th Street, 5th floor, New York, New York, 10019.  These shares of Series B Preferred Stock are convertible into and represent beneficial ownership of 1,684,129 shares of common stock because of the 9.99% limitation on conversion described above.  If the holder waives this conversion limitation, the Series B Preferred Stock would be convertible into 9,661,181 shares of common stock.

(13)
Represents shares of Series B Preferred Stock.  Adam Benowitz, Portfolio Manager of Vision Capital Advantage Fund, L.P., is the person who has voting and investment control over the shares listed in the table.  The address of Mr. Benowitz is 20 W. 55th Street, 5th floor, New York, New York, 10019.  These shares of Series B Preferred Stock are convertible into and represent beneficial ownership of 1,684,129 shares of common stock because of the 9.99% limitation on conversion described above.  If the holder waives this conversion limitation, the Series B Preferred Stock would be convertible into 2,855,415 shares of common stock.

(14)
Represents shares of Series B Preferred Stock.  Russell Cleveland, President and Director of Renaissance US Growth Investment Trust PLC, is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206. These shares of Series B Preferred Stock are convertible into and represent beneficial ownership of 1,684,129 shares of common stock because of the 9.99% limitation on conversion described above.  If the holder waives this conversion limitation, the Series B Preferred Stock would be convertible into 2,107,353 shares of common stock.

(15)
Represents shares of Series B Preferred Stock.  Russell Cleveland, President of Renaissance Capital Growth & Income Fund III, Inc., is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.  These shares of Series B Preferred Stock are convertible into and represent beneficial ownership of 1,684,129 shares of common stock because of the 9.99% limitation on conversion described above.  If the holder waives this conversion limitation, the Series B Preferred Stock would be convertible into 1,685,887 shares of common stock.

(16)
Represents shares of Series B Preferred Stock.  Russell Cleveland, U.S. Portfolio Manager of Global Special Opportunities Trust PLC, is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206. These shares of Series B Preferred Stock are convertible into and represent beneficial ownership of 1,684,129 shares of common stock because of the 9.99% limitation on conversion described above.  If the holder waives this conversion limitation, the Series B Preferred Stock would be convertible into 2,107,353 shares of common stock.

(17)
Represents shares of Series B Preferred Stock which are convertible into an equal number of shares of common stock.  Russell Cleveland, President of RENN Capital Group, Inc., the investment advisor of Premier RENN US Emerging Growth Fund Ltd., is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(18)
Represents 1,069,113 shares of Series B Preferred Stock that BridgePointe Master Fund Ltd. has the right to receive in the merger of Legacy BPOMS and Legacy Healthaxis on December 30, 2008.  Eric S. Swartz, Director of BridgePointe Master Fund Ltd., is the person who has voting and investment control over the shares listed in the table.  The address of Mr. Swartz is 1120 Sanctuary Parkway, Suite 325, Alpharetta, Georgia, 30004. The shares of Series B Preferred Stock and warrants that are the subject of footnote 19 combined are convertible into and represent beneficial ownership of a maximum of 1,684,129 shares of common stock because of the 9.99% limitation on conversion described above.  If the holder waives this conversion limitation, the Series B Preferred Stock would be convertible into 1,069,113 shares of common stock regardless of the number of shares of common stock for which BridgePointe Master Fund Ltd.'s warrants are exercised.

(19)
Represents warrants to purchase 1,480,200 shares of common stock. Eric S. Swartz, Director of BridgePointe Master Fund Ltd., is the person who has voting and investment control over the shares listed in the table. The address of Mr. Swartz is 1120 Sanctuary Parkway, Suite 325, Alpharetta, Georgia, 30004. The warrants and the shares of Series B Preferred Stock also owned by Bridgepointe Master Fund Ltd. that are the subject of footnote 18 combined are convertible into and represent beneficial ownership of a maximum of 1,684,129 shares of common stock because of the 9.99% limitation on conversion described above. If the holder waives this conversion limitation, the warrants would represent the right to purchase 1,480,200 shares, regardless of the number of shares of Series B Preferred Stock held by BridgePointe Master Fund Ltd. that are converted to shares of common stock.

(20)	As reported on Form 4 filed on October 2, 2008.

(21)	As reported on Schedule 13D filed on May 13, 2005.

(22)
Includes 667,999 shares of common stock as reported on Schedule 13G filed on October 8, 2008 and 740,401 shares of common stock that Barclays PLC is entitled to receive upon surrender of its Series A Convertible Preferred Stock certificate which represented an equal number of shares of common stock that were converted automatically by agreement simultaneously with the merger of Legacy BPOMS and Legacy Healthaxis on December 30, 2008.

Equity Compensation Plan Information

The following table sets forth information regarding all compensation plans under which Company equity securities are authorized for issuance as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,558,422	$1.12	2,897,108
Equity compensation plans not approved by security holders(2)(3)	1,500	$75.00	-
Total	4,559,922	$1.15	2,897,108

(1)
This category consists of the Healthaxis Inc. 2005 Stock Incentive Plan, which amended and restated the Healthaxis Inc. 2000 Stock Option Plan, and the BPO Management Services, Inc. 2007 Stock Incentive Plan, all of which were approved by the shareholders.  The amounts shown for “number of securities to be issued upon exercise of outstanding options, warrants and rights” and “weighted-average exercise price of outstanding options, warrants and rights” exclude 500,000 shares of unvested restricted stock granted to employees because such shares of restricted stock are reflected in current common stock outstanding at year end.  All outstanding vested and unvested restricted shares have been deducted from the amounts shown as “number of securities remaining available for future issuance under equity compensation plans.”

(2)
This table does not include 11,925 shares of Common Stock that may be issued upon exercise of options outstanding under the Healthaxis.com, Inc. Amended and Restated 1998 Stock Option Plan, which was assumed in the Healthaxis.com merger with the Company as approved by the shareholders.  The weighted average exercise price of these outstanding options is $24.65.

(3)
This category includes an aggregate of 1,500 shares subject to options outstanding under the Provident American Corporation Stock Option Plan For Directors and the Provident American Corporation Amended And Restated Stock Option Plan For Directors and other historical plans related to the issuance of options to former officers, directors and related to the Company’s discontinued insurance operations.  The Company no longer makes any option grants under any of these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Bridge Loan Agreement Involving Founders

On August 18, 2006, Legacy BPOMS entered into a bridge loan agreement with Patrick Dolan and James Cortens. Pursuant to the bridge loan agreement, Messrs. Dolan and Cortens and/or their assigns may, in their discretion, provide personal guarantees for a portion of or all of a bridge loan of up to $3,000,000 that may be arranged in favor of Legacy BPOMS. The guarantees would be subject to the bridge loan meeting the conditions specified in the bridge loan agreement, which include but are not limited to the granting of a first lien on all the assets of Legacy BPOMS.

Under the terms of the bridge loan agreement, if the bridge loan and personal guarantees are made, then Messrs. Dolan and Cortens and/or their assigns will receive a seven-year warrant to purchase a number of shares of common stock of Legacy BPOMS equal to one-third of the amount drawn on the bridge loan, at an exercise price of $0.03 per share (subject to adjustment for stock splits and the like). In addition, Legacy BPOMS will pay to Messrs. Dolan and Cortens and/or their assigns a cash fee of 3% of the amount that is drawn on the bridge loan and interest on the outstanding loan amount at an annual rate of 9%.

On August 25, 2006, September 21, 2006, October 10, 2006 and December 14, 2006, bridge loans in the aggregate principal amount of $2,100,000 were made to Legacy BPOMS by a limited liability company controlled by Mr. Dolan and personally guaranteed by Mr. Dolan. In accordance with the terms of the bridge loan agreement, Mr. Dolan received warrants to purchase up to an aggregate of 507,222 shares of Legacy BPOMS common stock and is entitled to a $63,000 cash fee, of which $21,000 was paid in 2006 and the remainder was paid during 2008.

On September 11, 2006, December 14, 2006, and December 20, 2006, Mr. Cortens made to Legacy BPOMS bridge loans in the aggregate amount of $240,000. In accordance with the terms of the bridge loan agreement, Mr. Cortens received warrants to purchase up to 67,149 shares of Legacy BPOMS common stock and is entitled to a $7,200 cash fee, all of which was paid during 2007.

The value of the warrants issued to Messrs. Dolan and Cortens was determined using the Black-Scholes-Merton option pricing model and recorded as a discount to the bridge loan. The discount is being amortized to interest expense over the term of the bridge loan, which the Company expects to be paid off by the end of April 2007. At December 31, 2008 and 2007, the unamortized balance in loan discount was $0 and $408,843, respectively.

The bridge loan agreement also provides that if Legacy BPOMS required additional equity in order to meet a condition under Legacy BPOMS’ 2006 merger agreement with netGuru, then Messrs. Dolan and Cortens and/or their assigns have the right, but not the obligation, to purchase shares of Series C Preferred Stock of Legacy BPOMS. On December 15, 2006, upon successful completion of the merger of Legacy BPOMS with netGuru, Messrs. Dolan and Cortens elected to convert $1,540,000 of the bridge loan into 916,667 shares of Series C Preferred Stock of Legacy BPOMS. See Note 6 of Notes to Consolidated Financial Statements.  At December 31, 2008 and 2007, the balance owed on the bridge loan was $930,246 and $1,200,000, respectively.

The bridge loan agreement provides that if a bridge loan is outstanding, Legacy BPOMS will not prepay any other debt of the Company, other than a stockholder loan, trade payables, the existing operating capital line of credit and other specified loans and leases. In addition, Legacy BPOMS has agreed that 25% of the net proceeds from any debt or equity financing transactions will be applied to the balance of any stockholder loan and then to the balance of the bridge loan.

Warrant Flush

On August 29, 2008, Legacy BPOMS made certain additional amendments to the terms of its Series D Convertible Preferred Stock Purchase Agreement to eliminate any and all its duties and/or obligations under such agreement.  It also offered the institutional investors who purchased shares of its Series D Preferred Stock on June 13, 2007, the right to exchange all of their outstanding Series A Warrants, Series B Warrants, and Series D Warrants (if such Series D Warrants had an exercise price of $1.10 per share) for shares of its Series F Preferred Stock.  On August 29, 2008, certain of the investors accepted that offer and, as a result, 40,666,676 shares of Legacy BPOMS’ Series A Warrants, Series B Warrants, and Series D Warrants were exchanged for 894,942 shares of Legacy BPOMS’ Series F Preferred Stock.

Merger

As previously disclosed in this report, on December 30, 2008 Legacy Healthaxis completed the Merger that resulted in Legacy BPOMS becoming a wholly-owned subsidiary of Legacy Healthaxis and Legacy Healthaxis changing its name to “BPO Management Services, Inc.”  Immediately following the closing of the Merger, Legacy BPOMS’ pre-Merger shareholders held approximately 75% of BPOMS’ shares, and Healthaxis’ pre-Merger shareholders retained approximately 25% of BPOMS’ shares, all on a fully diluted, as-converted basis.  The directors, executive officers, significant shareholders and other related persons of each of Legacy Healthaxis and Legacy BPOMS had material interests in the Merger and related transactions.  Except possibly for the interest of Tak Investments, Inc. described immediately below, these material interests primarily related to the terms under which securities were issued and exchanged in the Merger.  The Merger was approved by the shareholders of both Legacy Healthaxis and Legacy BPOMS, and extensive information regarding the terms of the Merger and the interests of various related persons in the Merger can be found in our definitive proxy statement filed with the Securities and Exchange Commission on November 28, 2008.

Remote Resourcing Agreement for Indian Operations

As a part of the investment in Legacy Healthaxis made by Tak Investments Inc., which was a significant shareholder of Legacy Healthaxis and is owned by Mr. Sharad Tak, Legacy Healthaxis entered into a five-year Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company owned by Mr. Tak.   In connection with the Merger of Legacy Healthaxis and Legacy BPOMS, Legacy Healthaxis entered into a First Amendment to the Remote Resourcing Agreement extending the term of the agreement for a period of seven years following the effective date of the Merger and providing for a limited business volume guarantee. Under the terms of this Remote Resourcing Agreement, Healthcare BPO Partners provides India-based personnel and infrastructure that we utilize to provide business process outsourcing services and other software development and technical support services to support our operations. The Indian operations, which are dedicated for our exclusive use, are managed by us and based in Jaipur, India. These Indian operations supplement our operations in other locations.    The terms on which these remote resources are provided to us are at globally competitive rates.  During 2008, Legacy Healthaxis recognized expense of $ 510,431 million to Healthcare BPO Partners for the remote resources and related services provided under the Remote Resourcing Agreement, and at December 31, 2008, Legacy Healthaxis had accounts payable to Healthcare BPO Partners of $129,172.

We are a party to director and executive officer compensation arrangements, employment, change in control and retention agreements with related parties, as more particularly described in Item 11 of this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Prior to the closing on December 30, 2008 of the Merger of Legacy Healthaxis and Legacy BPOMS, the independent auditors for Legacy Healthaxis were McGladrey & Pullen, LLP (“McGladrey”).  Following completion of the Merger, on January 21, 2009 the audit committee of our board of directors dismissed McGladrey and retained Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”), which previously served as the independent auditors of Legacy BPOMS.  Inasmuch as Legacy Healthaxis was the legal acquiror in the Merger and remains the registrant for SEC reporting purposes, we are setting forth below information with respect to McGladrey.

Fees billed or to be billed in connection with services rendered to Legacy Healthaxis by McGladrey for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Audit Fees	$66,000	$232,000
Audit-Related Fees	35,000	34,000
Tax Fees	0	0
All Other Fees	0	0
Total	$101,000	$266,000

Moore Stephens performed the BPOMS audit for the year ended December 31, 2008 and the McGladrey fees disclosed above do not include the fees billed for the audit of that period. Fees billed or to be billed in connection with services rendered by Moore Stephens for the years ended December 31, 2008 and 2007 to Legacy BPOMS and to BPOMS are as follows:

	2008	2007
Audit Fees	$250,000	$138,000
Audit-Related Fees	20,000	0
Tax Fees	0	30,000
All Other Fees	0	0
Total	$270,000	$168,000

Audit Fees.  Audit fees include fees for professional services rendered for the audit and quarterly reviews of Legacy Healthaxis’ financial statements for the applicable fiscal year.

Audit-Related Fees.  Audit related fees consisted of completion of a Service Auditors Report performed in accordance Statement of Auditing Standard No. 70.

Audit Committee Pre-Approval Policy

The audit committee has a policy regarding pre-approval of all audit and non-audit services provided by our independent auditors.  Each year the audit committee considers for general pre-approval the independent auditor’s engagement to render audit services, and well as the provision of audit-related services, tax services and all other services.  The audit committee generally pre-approves certain services in these categories up to a specified budgeted amount.  The term of any general pre-approval is 12 months from the date of pre-approval, unless otherwise stated.  The audit committee will annually review and pre-approve the services that may be provided by the independent auditor without obtaining specific pre-approval from the audit committee.  The audit committee will add or subtract to the list of general pre-approved services from time to time, based on subsequent determinations.  Any proposed service that has not received general pre-approval, or for which budgeted amounts exceed the pre-approved cost levels, will require specific pre-approval by the audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

We have filed the following documents as part of this Annual Report on Form 10-K:

(a)  (1)  Consolidated Financial Statements:

(2)  Index to Financial Statement Schedules:  All financial statement schedules have been omitted because the required information is included in our consolidated financial statements, or the notes thereto, or is not applicable

(3)  Index to Exhibits:

Exhibit Number	Description of Exhibits
2.1
Agreement and Plan of Merger dated September 5, 2008, by and among Healthaxis Inc., Outsourcing Merger Sub, Inc., and BPO Management Services, Inc. (incorporated by reference from Registrant’s Current Report on Form 8-K filed September 9, 2008)

2.2
Amendment to Agreement and Plan of Merger, dated October 21, 2008, among Healthaxis Inc., Outsourcing Merger Sub, Inc., and BPO Management Services, Inc. (incorporated by reference from Registrant’s Current Report on Form 8-K filed October 27, 2008)

2.3
Stock Purchase Agreement dated September 22, 2006, between BPO Management Services, Inc. and Sellers of Novus Imaging Solutions, Inc. Filed as an exhibit to the Legacy BPOMS annual report on Form 10-KSB for December 31, 2006 that was filed with the SEC on April 18, 2007 (File No. 0-28560), and incorporated herein by reference.

2.4
Letter Agreements dated January 19, 2007 and February 28, 2007 to Extend Purchase Payment for the purchase of Novus Imaging Solutions, Inc.  Filed as an exhibit to the Legacy BPOMS annual report on Form 10-KSB for December 31, 2006 that was filed with the SEC on April 18, 2007 (File No. 0-28560), and incorporated herein by reference.

2.5
Share Purchase Agreement entered into as of June 21, 2007, by and among BPO Management Services, Inc. and sellers of DocuCom Imaging Solutions Inc. Filed as an exhibit to Legacy BPOMS  Form 8-K that was filed with the SEC on June 27, 2007 (File No. 0-28560), and incorporated herein by reference.

Exhibit Number	Description of Exhibits
2.6
Stock Purchase Agreement entered into as of June 29, 2007, by and among BPO Management Services, Inc. and the sellers of Human Resource Micro-Systems, Inc. Filed as an exhibit to Legacy BPOMS  Form 8-K that was filed with the SEC on July 6, 2007 (File No. 0-28560), and incorporated herein by reference.

2.7
Stock Purchase Agreement entered into as of October 10, 2007, by and among BPO Management Services, Inc. and Sellers of Blue Hill Data Services, Inc. Filed as an exhibit to Legacy BPOMS Form 8-K that was filed with the SEC on October 16, 2007 (File No. 0-28560),and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated January 30, 2001.

3.2	Certificate of Designation of Series B Convertible Preferred Stock of Registrant dated December 30, 2008, filed herewith.

3.3	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on August 19, 2003.

3.4	Articles of Amendment to Registrant’s Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of Form 8-K filed August 10, 2007.

3.5	Articles of Amendment to Registrant’s Amended and Restated Articles of Incorporation dated December 30, 2008 changing the name to BPO Management Services, Inc., filed herewith.

3.6	Articles of Amendment to Registrant’s Amended and Restated Articles of Incorporation dated December 30, 2008 terminating the Series A Convertible Preferred Stock, filed herewith.

3.7	Second Amended and Restated Bylaws dated February 25, 2004. Incorporated by reference to Exhibit 3.5 to Registrant’s Form 10-K for the year ended December 31, 2003.

3.8	Bylaw Amendment to the Second Amended and Restated Bylaws, effective August 9, 2007. Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed August 10, 2007.

4.1	Certificate of Designation of Series B Convertible Preferred Stock of Registrant dated December 30, 2008 (see Exhibit 3.2 above).

4.2	Specimen Stock Certificate incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed August 19, 2003.

Exhibit Number	Description of Exhibits
10.1
Remote Resourcing Agreement dated as of May 13, 2005 between Healthaxis, Ltd. and Healthcare BPO Partners, L.P.  Incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K/A filed October 10, 2006.

10.2
First Amendment to the Remote Resourcing Agreement dated September 3, 2008 by and between Healthaxis Ltd. and Healthcare BPO Partners, L.P. (incorporated by reference from Current Report on Form 8-K filed September 9, 2008)

10.3	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated August 14, 2006, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 17, 2006.

10.4	First Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated April 16, 2007. Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 18, 2007.

10.5	Third Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 25, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 29, 2008).

10.6	Sublease Agreement effective April 1, 2005 between BearingPoint, Inc. and Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2005.

10.7+
Amendment and Restatement of the Registrant’s Stock Option Plan for Directors, effective July 16, 1996.  Incorporated by reference to Exhibit (10)(JJ) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

10.8+	Amended and Restated Healthaxis.com 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the period ended December 31, 2004.

10.9+	Registrant’s 2000 Stock Option Plan. Incorporated by reference to Exhibit (10)(PPP) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.10+	Healthaxis Inc. 2005 Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement filed June 1, 2005.

10.11+	First Amendment to the Healthaxis Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2006.

10.12+	Second Amendment to the Healthaxis Inc. 2005 Stock Incentive Plan dated December 29, 2008, filed herewith.

Exhibit Number	Description of Exhibits
10.13+	Form of Restricted Stock Award for Directors under the Healthaxis Inc. 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 15, 2006.

10.14+
Form of Restricted Stock Award for Officers and other Employees under the Healthaxis Inc. 2005 Stock Incentive Plan.  Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed April 24, 2007.

10.15+	BPO Management Services, Inc. 2007 Stock Incentive Plan Incorporated by reference to Annex L to Legacy BPOMS definitive Proxy Statement filed November 28, 2008 (File No. 0-28560).

10.16+	First Amendment to BPO Management Services, Inc. 2007 Stock Incentive Plan filed herewith.

10.17+
Employment Agreement dated July 28, 2005 by and between BPO Management Services, Inc. and Patrick A. Dolan. Filed as an exhibit to BPO Management Services, Inc. annual report on Form 10-KSB for December 31, 2006 that was filed with the SEC on April 18, 2007 (File No. 0-28560), and incorporated herein by reference.

10.18+
Employment Agreement dated July 28, 2005 by and between BPO Management Services, Inc. and James Cortens. Filed as an exhibit to Legacy BPOMS annual report on Form 10-KSB for December 31, 2006 that was filed with the SEC on April 18, 2007 (File No. 0-28560), and incorporated herein by reference.

10.19+
Employment Agreement dated December 13, 2006 by and between BPO Management Services, Inc. and Koushik Dutta. Filed as an exhibit to Legacy BPOMS annual report on Form 10-KSB for December 31, 2006 that was filed with the SEC on April 18, 2007 (File No. 0-28560), and incorporated herein by reference.

10.20+
Employment Agreement dated January 26, 2007 by and between BPO Management Services, Inc. and Donald W. Rutherford.  Filed as an exhibit to Legacy BPOMS Form 8-K/A that was filed with the SEC on July 13, 2007 (file No. 0-28560) and incorporated herein by reference.

21.1	Subsidiaries of Registrant.

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP.

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

________________

+      Management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BPO MANAGEMENT SERVICES, INC

Dated: March 31, 2009	By:	/s/ Patrick A. Dolan
Patrick A. Dolan, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of BPO Management Services, Inc., a Pennsylvania corporation, and the undersigned directors and officers of BPO Management Services, Inc.,  hereby constitutes and appoints Patrick A. Dolan and Donald Rutherford, or any one of them, its, his or her true and lawful attorney-in-fact and agent, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to the report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick A. Dolan	Chairman of the Board, Chief Executive Officer	March 31, 2009
Patrick A. Dolan	(principal executive officer), and Director

/s/ James Cortens	President, Secretary and Director	March 31, 2009
James Cortens

/s/ Donald Rutherford	Chief Financial Officer	March 31, 2009
Donald Rutherford	(principal financial and accounting officer)

/s/ Russell Cleveland	Director	March 31, 2009
Russell Cleveland

/s/ Adam Gutstein	Director	March 31, 2009
Adam Gutstein

/s/ Dale Paisley	Director	March 31, 2009
Dale Paisley

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
BPO Management Services, Inc.

We have audited the accompanying consolidated balance sheets of BPO Management Services, Inc. (the “Company”) as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and December 31, 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring operating losses, a working capital deficit and an accumulated deficit of $28.7 million as of December 31, 2008. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
March 31, 2009

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND DECEMBER 31, 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,784,155	$888,043
Restricted cash	-	922,888
Accounts receivable, net of allowance for doubtful accounts of $530,050 and $347,797, respectively	7,425,805	4,768,618
Inventory	181,968	268,160
Prepaid expenses and other current assets	1,304,910	417,041
Total current assets	11,696,838	7,264,750

Equipment and leaseholds, net of accumulated depreciation of $1,864,728 and $931,268, respectively	7,735,777	4,834,941
Goodwill	4,856,171	9,029,142
Intangible assets, net of accumulated amortization of $2,347,659 and $266,194, respectively	5,500,829	9,898,219
Other assets	959,391	38,449

	$30,749,006	$31,065,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of lines of credit and long-term debt, net of discount of $2,733
and $3,405, respectively	$467,408	$17,024
Current portion of capital lease obligations	394,765	149,653
Accounts payable	5,591,976	3,540,827
Accrued expenses	3,428,573	1,927,451
Working capital and equipment lines of credit	3,195,468	795,132
Accrued interest-related party	-	36,672
Accrued dividend payable	1,369,331	379,222
Accrued dividend payable-related party	651,281	67,242
Amount due former shareholders of acquired companies	1,000,000	2,101,771
Deferred revenues	2,957,139	2,509,885
Related party notes payable	930,246	1,200,000
Severance obligations payable	-	72,199
Income taxes payable	146,695	257,091
Other current liabilities	1,010,767	-
Total current liabilities	21,143,649	13,054,169

Lines of credit and long-term debt, net of current portion and net of discount
of $1,139 and $4,825, respectively	399,256	24,117
Capital lease obligations, net of current portion	690,278	392,942
Other long-term liabilities	232,115	33,115
Total liabilities	22,465,298	13,504,343

Commitments and contingencies (Note 10)
Stockholders' equity
Convertible preferred stock, Series A, par value $.01; authorized 1,608,12 shares,
0 and 1,608,612 shares issued and outstanding, respectively	-	16,086
Convertible preferred stock, Series B, par value $1.00 and $.01 respectively; authorized
21,105,000 and 1,449,204 shares, respectively; 21,103,955 and 1,449,204 shares
issued and outstanding, respectively	21,103,955	14,492
Non-convertible preferred stock, Series C, par value $.01; authorized
21,378,000 shares; 0 and 916,667 shares issued and outstanding, respectively	-	9,167
Convertible preferred stock, Series D, par value $.01; authorized 1,500,000 shares;
0 and 1,458,334 shares issued and outstanding, respectively	-	14,583
Convertible preferred stock, Series D-2, par value $.01; authorized 1,500,000 shares;
0 and 729,167 shares issued and outstanding, respectively	-	7,292
Convertible preferred stock, Series F, par value $.01; authorized 1,300,000 shares;
0 and 894,942 shares issued and outstanding, respectively	-	-
Common stock, par value $0.10 and $.01, respectively; authorized 1,900,000,000 and
1,500,000 shares, respectively; 15,165,586 and 12,171,034 shares issued and	1,516,559	121,711
outstanding, respectively
Additional paid-in capital	14,687,206	27,500,477
Accumulated deficit	(28,706,729)	(10,568,915)
Accumulated other comprehensive income, foreign currency translation adjustments	(317,283)	446,265
Total stockholders' equity	8,283,708	17,561,158
	$30,749,006	$31,065,501

See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Revenues:
Enterprise content management	$14,169,854	$10,141,210
IT outsourcing services	12,213,508	5,616,239
Human resource outsourcing servicing	1,727,631	711,552

Total revenues	28,110,993	16,469,001

Operating expenses:
Cost of services provided	15,321,356	8,045,756
Selling, general and administrative	15,254,214	11,965,666
Research and development	322,876	298,211
Depreciation and amortization	2,948,660	1,466,767
Share-based compensation	1,287,048	360,721
Goodwill and intangible asset impairment	10,570,561	-

Total operating expenses	45,704,715	22,137,121

Loss from operations	(17,593,722)	(5,668,120)

Interest expense (income)
Related parties	-	117,168
Amortization of related party debt discount	102,246	594,029
Other, net	267,596	90,903
Other income	-	(2,011)

Total interest and other expense	369,842	800,089

Net loss before income tax expense	(17,963,564)	(6,468,209)

Income tax expense	174,250	-

Net loss	(18,137,814)	(6,468,209)

Foreign currency translation gain (loss)	(763,548)	553,586

Comprehensive loss	$(18,901,362)	$(5,914,623)

Basic and diluted net loss per share	$(5.74)	$(0.67)

Basic and diluted weighted average common
shares outstanding	3,158,929	9,513,749

See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Series A		Series B		Series C		Series D		Series D-2		Series F						Accumulated
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Common Stock				Other
	# of	Par	# of	Par	# of	Par	# of	Par	# of	Par	# of	Par	# of	Par		Retained	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	APIC	Earnings	Income (Loss)	Total

Balance, December 31, 2006	1,574,116	$15,741	1,449,204	$14,492	916,667	$9,167	-	$-	-	$-	-	$-	8,619,400	$86,194	$6,537,527	$(4,100,706)	$(107,320)	$2,455,095

Amortization of share
based compensation															360,721			360,721
Stock dividend on
Preferred A shares	34,496	345													(345)			-
Warrants issued
with bridge loans															185,187			185,187
Issued Preferred Series D shares							1,458,334	14,583							12,395,447			12,410,030
Acquisition of HRMS													384,968	3,850	396,150			400,000
Preferred Series C dividend															(165,971)			(165,971)
Issued Preferred Series D-2 shares									729,167	7,292					6,397,650			6,404,942
Issued common stock													500,000	5,000				5,000
Acquisition of Blue Hill													2,666,666	26,667	1,773,333			1,800,000
Preferred Series D dividend															(309,918)			(309,918)
Preferred Series D-2 dividend															(69,304)			(69,304)
Net loss																(6,468,209)		(6,468,209)
Accumulated Other
Comprehensive Income (Loss)																	553,586	553,586

Balance, December 31, 2007	1,608,612	$16,086	1,449,204	$14,492	916,667	$9,167	1,458,334	$14,583	729,167	$7,292	-	$-	12,171,034	$121,711	$27,500,477	$(10,568,915)	$446,265	$17,561,159

Amortization of share
based compensation															2,398,424			2,398,424
Stock dividend on																		-
Preferred Series A
Broker fee in Preferred
Series F issuance															(392,000)			(392,000)
Exercise of J Warrants									583,333	5,833					5,594,163			5,599,996
Preferred Series D shares
converted into common shares							(31,250)	(313)					500,000	5,000	(4,687)			-
Capitalize Funding Expenses															(50,000)			(50,000)
Preferred Series C dividend															(587,664)			(587,664)
Preferred Series D dividend															(550,524)			(550,524)
Preferred Series D-2 dividend															(439,585)			(439,585)
Issued Preferred Series F shares											894,942	8,949			(8,949)			-
Conversion of shares in reverse
merger with Healthaxis	(1,608,612)	(16,086)	19,654,751	21,089,463	(916,667)	(9,167)	(1,427,084)	(14,270)	(1,312,500)	(13,125)	(894,942)	(8,949)	2,494,552	1,389,848	(18,772,449)			3,645,265
Net loss																(18,137,814)		(18,137,814)
Accumulated Other
Comprehensive Income (Loss)																	(763,548)	(763,548)

Balance, December 31, 2008	-	-	21,103,955	$21,103,955	-	-	-	-	-	-	-	-	15,165,586	$1,516,559	$14,687,206	$(28,706,729)	$(317,283)	$8,283,708

See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating acitvities:
Net loss	$(18,137,814)	$(6,468,209)
Adjustments to reconcile loss from continuing operations
to net cash provided by (used in) operating activities:
Depreciation	1,362,550	617,400
Amortization of intangible assets	1,553,005	849,367
Increase in the reserve for doubtful accounts (bad debt expense)	286,053	251,446
Non-cash compensation expense recognized on issuance of stock options	1,287,049	360,721
Amortization of loan discount	-	594,031
Goodwill and intangible asset impairment	10,570,561	-

Changes in operating assets and liabilities:
Accounts receivable	(2,943,240)	(1,503,990)
Inventory	86,192	(109,178)
Income tax receivable	-	250,000
Prepaid expenses and other current assets	(810,866)	(233,134)
Other assets	(997,945)	305,344
Accounts payable	2,051,149	(51,114)
Accrued expenses	1,468,007	1,120,807
Accrued interest related parties	(36,672)	117,341
Deferred revenues	447,254	581,194
Purchase payable	(215,944)	-
Income tax payable	(110,396)	2,094
Payments of severance liability	(72,199)	(471,092)
Other current liabilities	1,242,882	-
Net cash used in operating acitivities	(2,970,374)	(3,786,972)

Cash flows from investing activities:
Purchase of equipment, net	(1,058,174)	(201,502)
Purchase obligation payment - DocuCom	922,888	-
Restricted deposit of purchase obligation - DocuCom	-	(922,888)
Cash from (paid) for acquisitions, net of cash acquired	-	(9,731,820)
Net cash used in investing activities	(135,286)	(10,856,210)

Cash flows from financing activities:
Proceeds from bank loans	2,100,137	349,020
Repayment of bank loans	(945,366)	(2,094,002)
Proceeds (Payment) of notes payable	(269,754)	-
Proceeds (Repayment) of capital lease obligations	(245,201)	(74,598)
Proceeds from related party loans	-	400,000
Payment of notes issued to former shareholders	(885,827)	(1,879,909)
Proceeds from issuance of preferred stock, net of cash paid
for acquisitions and direct costs	5,157,996	18,814,972
Issuance of common stock on conversion of C Warrants	-	5,000
Distributions to related parties	-	(141,869)
Net cash provided by financing activities	4,911,985	15,378,614
Effect of exchange rate changes on cash and cash equivalents (cumulative)	89,787	(553,586)
Net change in cash	1,896,112	181,846
Cash and cash equivalents, beginning of period	888,043	706,197
Cash and cash equivalents, end of period	$2,784,155	$888,043

See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$405,022	$267,388
Income taxes	$150,797	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment under capital leases	$787,649	$475,800
Issuance of warrants	$-	$1,298,291
Issuance of preferred A shares as compensation to officers	$-	$129,758
Issuance of preferred A shares stock dividend	$1,406	$1,298
Accrued preferred stock dividends	$1,574,148	$446,464
Acquisition of companies:
Net assets acquired	$6,997,979	$21,074,430
Net liabilities assumed	$7,016,633	$6,270,903
Note issued as consideration	$-	$2,680,000
Common stock issued as consideration	$-	$2,200,000

See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

BPO Management Services, Inc. was incorporated in 1982 in the state of Pennsylvania and was previously named Healthaxis, Inc.  On December 30, 2008, Healthaxis Inc. (as used in these Consolidated Financial Statements, “Healthaxis”) acquired the publicly held BPO Management Services, Inc. (“Legacy BPOMS”) in a reverse merger and immediately changed its name to BPO Management Services, Inc., also referred to “BPOMS.”  BPOMS is a provider of business process outsourcing services providing enterprise content management (“ECM”) services, information technology outsourcing (“ITO”) services and human resource outsourcing (“HRO”) services to middle market enterprises located primarily in Canada and in the United States.

For accounting purposes, the acquisition has been treated as a recapitalization of Legacy BPOMS as the acquiror. The historical financial statements prior to December 30, 2008, are those of the Legacy BPOMS. All share-related data have been presented giving effect to the recapitalization resulting from the reverse merger.  References in these Consolidated Financial Statements to the “Company” or “BPOMS” refer to BPOMS.

Principles of Consolidation

The consolidated financial statements include the accounts of BPOMS and its wholly-owned subsidiaries. All significant transactions among the consolidated entities have been eliminated upon consolidation. Each of the following entities is included in consolidation beginning with the respective date of acquisition.

Company	Inception/Acquisition Date

BPO Management Services, Inc. (the "Company")	Inception date: July 26, 2005
Adapsys Document Management LP ("ADM")	Acquired: July 29, 2005
Adapsys LP ("ADP")	Acquired: July 29, 2005
Digica, Inc. ("Digica") (1)	Acquired: January 1, 2006
Novus Imaging Solutions, Inc. ("Novus")	Acquired: September 30, 2006
NetGuru Systems, Inc. ("NGSI")	Acquired: December 15, 2006
Research Engineers, GmbH ("GmbH")	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc. ("DocuCom")	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc. ("HRMS")	Acquired: June 29, 2007
Blue Hill Data Services, Inc. ("Blue Hill")	Acquired: October 10, 2007
BPO Management Services, Ltd. ("BPOMS Ltd") (2)	Amalgamation: January 1, 2008
Healthaxis Inc. ("Healthaxis")	Acquired: December 30, 2008

(1) Digica was merged with Blue Hill in January 2008
(2) BPO Management Services, Ltd. was formed through the amalgamation of ADM, ADP, Novus and DocuCom

Going Concern

The Company incurred net losses from operations of $17,593,722 and $5,668,120 and used cash in operations of $2,970,374 and $3,786,972 in 2008 and 2007, respectively. The Company has funded its operations from the private placement of shares of its common stock and preferred stock and through the founders bridge loan facility established in August 2006. During the next twelve months, the Company anticipates raising capital necessary to grow its business and complete additional acquisitions by issuing its securities and/or debt in one or more private transactions or by way of a strategic merger.

The Company’s future capital requirements will depend upon many factors. These factors include but are not limited to sales and marketing efforts, the development of new products and services, possible future corporate mergers or strategic acquisitions or divestitures, the progress of research and development efforts, and the status of competitive products and services.  If the Company’s anticipated financing transactions do not take place at all and/or are unreasonably delayed, the Company may not have adequate funds to extinguish all remaining liabilities of the Company and fund its current operations going forward.

Although the Company expects to meet its operating capital needs by additional equity and/or debt transactions, or by way of a strategic merger.  Additional draw down on the founders’ bridge loan facility, and current economic resources, there can be no assurance that funds required will be available on terms acceptable to the Company, if at all. If the Company is unable to raise sufficient funds on acceptable terms, it may be not be able to complete its business plan. If equity financing is available to the Company on acceptable terms, it could result in additional dilution to the Company’s existing stockholders.

This uncertainty, recurring losses from operations, limited cash resources, and an accumulated deficit, among other factors, raised doubt about the Company’s ability to continue as a going concern and led the Company’s independent registered public accounting firm to include an explanatory paragraph related to the Company’s ability to continue as a going concern in their report that accompanies these financial statements. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for the Company to raise additional debt or equity financing to the extent needed for the Company’s continued operations or for planned expansion, particularly if the Company is unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect the Company’s business, prospects, financial condition, results of operations and cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The financial statements include certain amounts that are based on management's best estimates and judgments. The most significant estimates are: allocation of the purchase price in business combinations and the related valuation of identifiable intangible assets and the determination of their useful lives, valuation of goodwill arising from a business combination, allowance for uncollectible accounts receivable, estimation of useful lives of fixed assets, test for impairment of goodwill, estimation of the severance liability, valuation of stock options and warrants issued, allocation of equity unit purchase price between preferred and common share and the determination of the valuation reserves on the United States and Canadian income tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Foreign Currency Translation

The financial condition and results of operations of the Company’s foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at the fiscal year-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective fiscal years. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive (loss) in the consolidated statements of stockholders’ equity and comprehensive loss. Gains and losses resulting from foreign currency transactions are included in operations and are not material for the year ended December 31, 2008 and 2007.

Cash and Cash Equivalents

The Company considers all liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.   The Company maintains its cash balances at financial institutions that management believes possess high-credit quality.  At December 31, 2008, the Company had $2,191,382 on deposit that exceeded the United States (FDIC) federal insurance limit.  At December 31, 2008, the Company had no accounts on deposit that exceeded the Canadian (CDIC) insurable limit of $100,000 CDN per entity per bank.  The Canadian funds insurance is limited to Canadian currency deposits only and does provide coverage to money master high interest savings accounts (money market accounts) but all accounts are considered in the overall limitation per entity per bank.

Restricted Cash

CDN $900,000 was payable to the previous shareholders of DocuCom nine months from the date of the acquisition. This payment was guaranteed by a letter of credit for which the Company deposited as security a forward contract for the purchase of CDN $900,000 purchased by the company at a cost of approximately $923,000 and shown on the balance sheet as restricted cash at December 31, 2007 and was paid out during 2008.

Equipment and Leaseholds

Equipment and leaseholds are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Computers and equipment	2-5 years
Computer software	2-3 years
Furniture and fixtures	3-10 years
Leasehold improvements	Shorter of the life of the asset or the term of the lease

Assets subject to capital lease agreements and leasehold improvements are amortized over the lesser of the life of the asset or the term of the lease.

Goodwill

The Company applies the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption.

The Company is required to perform reviews for impairment annually, or more frequently when events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, the Company’s results of operations could be materially affected by the write-down of the carrying amount of goodwill to its estimated fair value.

During 2008, the Company assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and determined that there was impairment to goodwill. As of December 31, 2008, the Company’s goodwill balance was $4,856,171.

Impairment or Disposal of Long-Lived Assets

The Company accounts for its long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2008 and 2007, the carrying value of certain financial instruments (accounts receivable, accounts payable and current portion of capital lease obligations) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

On January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. The criterion that is set forth in SFAS No. 157 is applicable to fair value measurement where it is permitted or required under other accounting pronouncements. SFAS No. 157 defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on inputs of observable and unobservable market data that a market participant would use in pricing the asset or liability. The use of observable inputs is maximized where available and the use of unobservable inputs is minimized for fair value measurement. As a means to illustrate the inputs used, SFAS No. 157 establishes a three-tier fair value hierarchy that prioritizes inputs to valuation techniques used for fair value measurement.

•	Level 1 consists of observable market data in an active market for identical assets or liabilities.
•	Level 2 consists of observable market data, other than that included in Level 1, that is either directly or indirectly observable.
•
Level 3 consists of unobservable market data. The input may reflect the assumptions of the Company of what a market participant would use in pricing an asset or liability. If there is little available market data, then the Company’s own assumptions are the best available information.

In the case of multiple inputs being used in a fair value measurement, the lowest level input that is significant to the fair value measurement represents the level in the fair value hierarchy in which the fair value measurement is reported.

Revenue Recognition

The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists; (2) delivery of the product or service has been completed and no significant obligations remain; (3) the Company’s price to the buyer is fixed or determinable; and (4) collection is reasonably assured. The Company’s revenues arise from the following segments: ECM solutions including collaborative software products and services and FAO, ITO services and HRO services.

Revenue from software sales is recognized upon shipment if no significant post-contract support obligations remain outstanding and collection of the resulting receivable is reasonably assured. Customers may choose to purchase maintenance contracts that include telephone, e-mail and other methods of support, and the right to unspecified upgrades on a when-and-if available basis. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

In October 1997, the Accounting Standards Executive Committee (“AcSEC”) of the AICPA issued Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue, with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company determines the fair value of each element in multi-element transactions based on vendor-specific objective evidence (“VSOE”). VSOE for each element is based on the price charged when the same element is sold separately.

In 1998, the AICPA issued SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” which modifies SOP 97-2 to allow for use of the residual method of revenue recognition if certain criteria have been met. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the transaction fee is recognized as revenue.

The Company sells its collaborative software along with a maintenance package. This constitutes a multi-element arrangement. The price charged for the maintenance portion is the same as when the maintenance is sold separately. The fair values of the maintenance contracts sold in all multi-element arrangements are recognized over the terms of the maintenance contracts. The collaborative software portion is recognized when persuasive evidence of an arrangement exits, price is fixed and determinable, when delivery is complete, collection of the resulting receivable is reasonably assured and no significant obligations remain.

Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to twelve months. Service contracts are also for periods of up to twelve months. The Company did not have any fixed price contracts at December 31, 2008 and at December 31, 2007. Fees for certain services are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer's fee is determinable. The customer's fee is negotiated at the onset of the arrangement.

Allowance for Doubtful Accounts Receivable

The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on its analysis of their credit history. The Company reviews its accounts receivable balances and the collectibility of these balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, the Company’s understanding of the general business conditions of its customers and its communications with their customers, the Company estimates the recoverability of these balances. When recoverability is uncertain, the Company records bad debt expenses and increases the allowance for accounts receivable by an amount equal to the amount estimated to be unrecoverable. If the historical data the Company uses to calculate the allowance provided for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected.

Concentration of Risk

The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable balances. For the years ended December 31, 2008 and December 31, 2007, no single customer accounted for 10% of the Company’s consolidated net sales.

Deferred Revenues

The Company defers revenues for its maintenance contracts and for its collaborative software sales that are not considered earned. The Company defers its maintenance revenues when the maintenance contracts are sold, and then recognizes the maintenance revenues over the term of the maintenance contracts. The Company defers its collaborative software sales revenues if it invoices or receives payment prior to the completion of a project, and then recognizes these revenues upon completion of the project when no significant obligations remain.

Research and Development

The Company’s research and development (“R&D”) costs consist mainly of software developers’ salaries. The Company follows the provisions of SFAS No. 86 to capitalize software development costs when technological feasibility has been established and to stop capitalization when the product is available for general release to customers. The Company expenses development costs when they are related to enhancement of existing software products.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”).  FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.  Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings.  Due to our net losses in 2008 and 2007, adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method and/or if converted method based upon the weighted-average fair value of the Company’s common shares during the period. See Note 13 “Loss Per Share” for the computation of EPS.

Comprehensive Income (Loss)

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires changes in foreign currency translation adjustments, which are reported separately in stockholders’ equity, to be included in other comprehensive income (loss).

Share-Based Compensation

The Company accounts for share-based compensation to employees pursuant to SFAS No.123(R), “Share Based Payment,” which requires that all share-based compensation to employees, including grants of employee stock options, be recognized as expense in the Company’s financial statements based on their respective grant date fair values. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, share based compensation for fiscal 2008 and fiscal 2007 has been reduced by estimated forfeitures.

SFAS 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes-Merton option pricing model, which incorporates various assumptions including volatility, expected life, expected dividend and interest rates. As a private company, Legacy BPOMS did not have a history of market prices of its common stock, and as such, the Company used an estimated volatility in accordance with SAB No. 107 “Share Based Payment.” The Company used the volatility of the stock price of netGuru, BPOMS’ predecessor company, adjusted to remove the effects of divestitures, cash distributions, and the reverse merger which BPOMS deems not representative of the events that would take place during expected term of the options that were valued. The expected life of awards was based on the simplified method as defined in SAB No. 107. The risk-free interest rate assumption was based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption was based on the company’s history and expectation of not paying any dividends in the foreseeable future. Forfeitures were estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the straight line amortization model to record expenses under this statement and recognized share-based compensation expense for the stock options granted in 2008 and 2007 in the amounts of $1,287,048 and $360,721, respectively. The Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense if there are any modifications or cancellation of the underlying unvested securities. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

The fair value of the Company’s stock options granted to employees was estimated using the following assumptions:

Expected Dividend yield	—
Expected volatility	123%-125%
Risk-free interest rate	2.30%-5.03%
Expected option lives (in years)	4.0-10.0
Estimated forfeiture rate	7.0%

All share-based compensation expense was recorded in selling, general and administrative expense.

Valuation of the Company’s Common Shares at the Time of Grant

During 2007, the Company granted its common stock as partial consideration for the acquisition of HRMS in June 2007 and Blue Hill in October 2007.  Prior to Merger, the Company granted its common stock as partial consideration for the acquisition of Digica in January 2006 and Novus Imaging Solutions, Inc., in October 2006. The fair values of these grants were determined based on recent sales of the Company’s securities.

Segment Reporting

The Company applies the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. See Note 11 “Segment and Geographic Data” for a description of and disclosures regarding the Company’s significant reportable segments.

Reclassifications

Certain reclassifications have been made to the fiscal 2007 consolidated financial statements to conform to the year ended December 31, 2008 presentation.

Impact of Recently Issued Accounting Standards

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. SFAS No. 155 is effective for the Company beginning January 1, 2007.  SFAS No. 155 was implemented during 2007 and did not have a material impact on our financial position, results of operations, or cash flows.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 also describes the manner in which it should be initially applied. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal years beginning after September 15, 2006, and was effective for the Company beginning January 1, 2007. The Company implemented SFAS No. 156 during 2007 which did not have a material impact on our financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008.  Adoption of SFAS 157 did not have a significant effect on the Company’s financial statements.

Effects of Prior Year Misstatements When Quantifying Current Year Misstatements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operations or cash flows.

Accounting for Defined Benefit Pension and Other Postretirment Plans

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. SFAS No. 158 is effective for the Company beginning January 1, 2007. The adoption of SFAS No. 158 did not have a material impact on our financial position, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 159 beginning in the first quarter of 2008 but chose not to elect the fair value option for any financial assets or liabilities. Therefore, the adoption of SAB No. 159 did not have a material impact on our financial position, results of operations or cash flows.

Business Combinations, and Non-controlling Interests

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. We will be required to apply the provisions of the new standards in the first quarter of 2009 and are currently assessing whether it will have an impact on our financial position, results of operations or cash flows.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for us beginning January 1, 2009. We do not engage in any hedging activities and currently do not expect the adoption of SFAS No. 161 to have a material impact on our financial statements.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for us beginning January 1, 2009 and we are currently assessing whether it will have an impact on our financial position, results of operations or cash flows.

Convertible Debt Instruments That May Be Settled in Cash upon Conversion

In May 2008, the FASB issued FSP Accounting Principals Board, or APB, Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, which clarifies that convertible instruments that may be settled in cash are not addressed under APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB No. 14-1 requires the liability and equity components of these types of instruments to be separately accounted for in a manner that will reflect the company’s non-convertible debt interest rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 is effective for us for convertible debt instruments issued on or after January 1, 2009 and we are currently assessing whether it will have an impact on our financial position, results of operations or cash flows.

Fair Value of a Financial Asset When the Market for That Asset Is Not Active

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 is effective for the Company January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not believe the adoption of SFAS 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active which is effective immediately upon issuance. FSP 157-3 is effective upon issuance and clarifies that broker or pricing service quotes may not be indicative of fair value when markets are not active. The use of a reporting entity’s own assumptions (Level 3 fair value measurement) may be appropriate in a dislocated market where market transactions (Level 2 fair value measurement) are occurring largely from distressed sales or forced liquidations. Adoption of FSP 157-3 did not have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements

(2)	BUSINESS COMBINATIONS

On June 21, 2007, we purchased all of the issued and outstanding capital stock of DocuCom.  DocuCom is a provider of digital and film-based document management solutions, offering document management products and services to government and middle-market enterprises located throughout Canada.  We plan to merge DocuCom with our existing ECM/document management division based in Winnipeg, Canada.  The net aggregate purchase price, after closing adjustments by the parties, was CDN$2,761,097

(approximately US$2.58 million), of which amount we paid the selling shareholders CDN$961,097 (approximately US$900,000), at closing on June 22, 2007.  The purchase agreement provided that we are to pay the selling shareholders CDN$900,000 (approximately US$840,000) three months after closing and CDN$900,000 (approximately US$840,000) nine months after closing.  We secured the subsequent payments through a bank-issued irrevocable standby letter of credit in favor of the selling shareholders in the aggregate amount of CDN$1,800,000 (approximately US$1.68 million).   In connection with the closing, we paid CDN$450,000 (US$420,000) to retire DocuCom’s credit facility, which also extinguished certain personal guarantees of Raymond Patterson and Martin Mollot, the former senior officers, directors, and, directly and through their family trusts, shareholders of DocuCom.  As of December 31, 2007, the remaining installment due the former shareholders of DocuCom is shown on the balance sheet as restricted cash in the amount of $922,888.  The final installment was remitted during 2008.

On June 29, 2007, we acquired all of the issued and outstanding shares of capital stock of HRMS.  HRMS,  founded in 1983 and headquartered in San Francisco, California, is an organization of human resource professionals that combine best practice human resource and technical expertise to design, develop, and implement Human Resource Information System (“HRIS”) products and services that meet the immediate and ongoing human resource initiatives.  It provides comprehensive HRIS Software Solutions to human resource departments across a broad range of middle-market industries with an installed base of more than 100 middle-market companies located throughout the United States.  Our plan is to integrate HRMS with our existing human resources outsourcing services based in San Francisco, California.  The aggregate purchase price, subject to a potential post-closing adjustment, was $2,000,000, of which amount we paid the selling shareholders $1,100,000 at closing on June 29, 2007, and issued them 384,968 shares of our restricted common stock valued at $400,000 (based upon the volume-weighted average closing bid price of our common stock during the ten consecutive trading days immediately preceding the closing).  The Stock Purchase Agreement provided that we are to pay the selling shareholders the remaining $500,000 12 months after closing through an escrow account with U.S. Bank, subject to offset in our favor with respect to any claims for indemnity by us under the terms of the Stock Purchase Agreement.  The purchase price is also subject to immediate adjustment in the event that HRMS’ net equity (as defined in the Stock Purchase Agreement) as of the closing was less than $80,000 or more than $140,000.  In such event, the sellers shall rebate or we shall increase, as appropriate, the closing cash payment on a dollar-for-dollar basis. The Company is required to use all reasonable efforts to effect the registration of the Registerable Securities as soon as practicable after the Closing Date, and in any event not later than one year after the Closing Date.

Through a Stock Purchase Agreement, entered into as of October 10, 2007, we purchased the issued and outstanding capital stock of Blue Hill, a privately-held data center outsourcing services company, based in Pearl River, New York.  Blue Hill is a full-service data center outsourcing provider with customers located throughout the United States representing a wide range of industries.  We intend to consolidate the operations of our existing Information Technology Outsourcing business unit with Blue Hill’s operations to create additional capability for both new and existing customers and generate additional economic efficiencies.  At or about the closing date, we transferred approximately $11 million of value, as follows:  (i) cash payments to the current selling stockholders of approximately $6.6 million; (ii) our 15-month promissory note in the initial principal amount of $1 million, subject to offset in our favor with respect to any claims for indemnity by us under the terms of the Stock Purchase Agreement; (iii) cash payment through Blue Hill in the amount of approximately $1.4 million to its former stockholder; and (iv) 2,666,666 shares of our restricted common stock valued at approximately $1.8 million (based upon the volume-weighted average closing bid price of our common stock during the ten consecutive trading days immediately preceding the closing).  The promissory note bears interest from and after January 1, 2009, at the rate of 9% per annum and is “secured” by a document to be held in escrow, styled as a confession of judgment.  The principal of the note, less any offsets, is, at the selling stockholders’ option, convertible into restricted shares of our common stock, the number of which is to be calculated in the same manner as the shares issued at closing were calculated.

The following table presents the preliminary allocation of the acquisition price, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values as of the date of acquisition for the three acquisitions during fiscal 2007:

	DocuCom	HRMS	Blue Hill

Cash and cash equivalents	$-	$15,702	$38,061
Accounts receivable	1,579,611	252,008	941,341
Acquired contracts	-	-	-
Other current assets	172,888	8,876	242,070
Equipment and leaseholds	204,419	2,611	3,297,991
Goodwill	1,462,693	1,558,268	2,397,891
Identifiable intangible assets	2,300,000	800,000	5,800,000
Total assets acquired	5,719,611	2,637,465	12,717,354

Debt payable to bank	420,610	-	977,715
Accounts payable and other accrued liabilities	2,247,173	477,525	2,147,880
Estimated termination liability	-	-	-
Total liabilities assumed	2,667,783	477,525	3,125,595

Net assets acquired	$3,051,828	$2,159,940	$9,591,759

Acquired identifiable intangible assets in the amount of $2,300,000, $800,000 and $5,800,000 were assigned to customer contracts and non-compete agreements.  The purchase price and costs associated with the DocuCom, HRMS and Blue Hill acquisitions exceeded the Company’s preliminary allocation of the fair value of net assets acquired by $1,462,693, $1,558,268 and $2,397,891, respectively, which was assigned to goodwill.  The amount assigned to goodwill is not expected to be deductible for United States income tax, state income tax or Canadian income tax purposes.

On December 30, 2008, the Company completed a reverse merger with Healthaxis, in which it exchanged its outstanding common and preferred series shares for the outstanding common and preferred shares of Healthaxis.  The following table summarizes estimated fair values of the assets acquired and liabilities assumed from Healthaxis at the date of acquisition:

Healthaxis

Cash & cash equivalents	$1,973,907
Accounts receivable	2,212,972
Prepaids	2,068,757
Equipment and leaseholds	2,917,563
Other assets	959,349
Goodwill	2,282,064
Identifiable intangible assets	1,600,000
Total assets acquired	14,014,612

Current liabilities	5,656,486
Other non current liabilities	1,360,147
Total liabilities assumed	7,016,633
Net assets acquired	$6,997,979

An acquired identifiable intangible asset in the amount of $1,600,000 was assigned to customer contracts.  The purchase price and costs associated with the reverse merger of Healthaxis exceeded the Company’s allocation of the fair value of net assets acquired by $2,282,064, which was assigned to goodwill.  The amount assigned to goodwill is not expected to be deductible for United States income tax, state income tax or Canadian income tax purposes.

The following unaudited pro forma information presents the combined results of operations of the Company as though the merger with Healthaxis had been consummated on January 1, 2007. These results include certain adjustments, mainly associated with amortization of intangible assets related to the acquisition. The pro forma financial information does not necessarily reflect the actual results of operations had the merger been consummated at the beginning of the period or which may be attained in the future (in thousands, except per share data).

	Pro forma year ended December 31,
	2008	2007
	(unaudited)
Revenues	$43,421	$32,494
Net loss	(27,740)	(8,273)
Basic and diluted net loss per common share:	$(1.83)	$(0.55)

Unaudited pro forma combined statement of operations for the twelve months ended December 31, 2008:

BPO Management Services, Inc.
Unaudited Pro Forma Combined Statement of Operations
Year Ended December 31, 2008
(Dollars in thousands except share data)

	Healthaxis	BPO Management Services	Pro Forma Adjustments		Pro Forma Combined
Revenues:
Revenue	$15,310	$-	$-		$15,310
Enterprise content management	-	14,170	-		14,170
IT outsourcing services	-	12,214	-		12,214
Human resource outsourcing servicing	-	1,728	-		1,728
Revenue	15,310	28,111	-		43,421
Expenses:
Cost of revenues	8,758	15,321	-		24,079
Selling, general and administrative	2,577	15,254	-		17,831
Research and development	-	323	-		323
Depreciation and amortization	1,110	2,949	800	(a)	4,859
Share based compensation	216	1,287	-		1,503
Goodwill impairment	11,276	10,571	-		21,846
Total expenses	23,936	45,704	800		70,441

Operating loss	(8,626)	(17,593)	(800)		(27,020)

Interest income (expense):
Related parties	-	(102)	-		(102)
Other interest expense	(164)	(268)			(432)
Interest income and other, net	17	-	-		17
Total interest and other expense, net	(146)	(370)	-		(516)

Loss before income taxes	(8,772)	(17,964)	(800)		(27,536)
Income tax (provision) benefit	(30)	(174)	-		(204)

Net loss	$(8,802)	$(18,138)	$(800)		$(27,740)
Net loss per share of common stock (basic and diluted)	$(1.05)	$(1.45)			$(1.83)

Weighted average common shares and equilivalents used in computing loss per share - basic and diluted	8,385,149	12,529,216			15,165,586

Notes:
(a) Amortization of Healthaxis intangibles

Unaudited pro forma combined statement of operations for the twelve months ended December 31, 2007:

BPO Management Services, Inc.
Unaudited Pro Forma Combined Statement of Operations
Year Ended December 31, 2007
(Dollars in thousands except share data)

	Healthaxis	BPO Management Services	Pro Forma Adjustments		Pro Forma Combined
Revenues:
Healthaxis revenue	$16,025	$-	$-		$16,025
Enterprise content management	-	10,141	-		10,141
IT outsourcing services	-	5,616	-		5,616
Human resource outsourcing servicing	-	712	-		712
Revenue	16,025	16,469	-		32,494

Expenses:
Cost of revenues	12,317	8,046	-		20,363
Selling, general and administrative	3,139	11,966	-		15,105
Research and development	-	298	-		298
Depreciation and amortization	1,128	1,467	800	(a)	3,395
Share based compensation	301	361	-		662
Total expenses	16,885	22,137	800		39,822

Operating loss	(860)	(5,668)	(800)		(7,328)

Interest income (expense):
Related party interest expense	-	(117)	-		(117)
Amortization of related party debt discount	-	(594)	-		(594)
Other interest expense	(245)	(91)			(336)
Interest income and other, net	112	2	-		114
Total interest and other expense, net	(133)	(800)	-		(933)

Loss before income taxes	(993)	(6,468)	(800)		(8,261)
Income tax (provision) benefit	(12)	-	-		(12)

Net loss	$(1,005)	$(6,468)	$(800)		$(8,273)

Net loss per share of common stock (basic and diluted)	$(0.12)	$(0.68)			$(0.55)

Weighted average common shares and equilivalents used in computing loss per share - basic and diluted	8,253,765	9,513,749			15,165,586	(b)

Notes:
(a) Amortization of Healthaxis intangibles

(3)	EQUIPMENT AND LEASEHOLDS

Equipment and leaseholds, at cost, as of December 31, 2008 and 2007 consisted of the following:

	2008	2007

Furniture and fixtures	$546,430	$440,643
Computers and equipment	2,683,191	4,648,838
Software	4,090,524	827,574
Capital leases	1,407,480	492,604
Leasehold improvements	872,880	277,212
	9,600,505	6,686,871
Less accumulated depreciation and amortization	(1,864,728)	(1,851,930)
Total equipment and leaseholds	$7,735,777	$4,834,941

For the years ended December 31, 2008 and 2007, depreciation amounted to $1,395,655 and $617,400, which included depreciation expense relating to assets under capital lease which amounted to $216,587 and $89,794, respectively.

(4)	IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

We assess goodwill and other intangible assets for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

We completed our annual evaluation of goodwill and other intangible assets by reporting unit for the year ended December 31, 2008, and concluded that the carrying value of our ITO and HRMS reporting units exceeded their estimated fair value. Our impairment evaluation of goodwill and other intangible assets is based on comparing the fair value of our reporting units to their carrying value. Fair value was determined by using a market-based approaches and an income approach, as this was deemed to be the most indicative of our reporting unit fair values in an orderly transaction between market participants. Under the market-based approaches, we utilized information regarding us as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, value is measured as the present worth of anticipated future net cash flows generated by a business. In a multi-period model, net cash flows attributable to a business are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. Upon concluding on values for the net assets of the Company’s ECM and ITO reporting units, the values estimated under the income approach were given slightly higher weight (due to the weak relationships observed in the market approach), while a higher weight was placed on the market approach when concluding on value for HRO.  Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Unanticipated changes in revenue, gross margin, long-term growth factor or discount rate could result in a material impact on the estimated fair values of our reporting units.

As a result of the annual goodwill impairment testing, we wrote off $5.9 million and $1.6 million of goodwill associated with our ITO and HRO reporting units respectively. We believe that the assumptions and rates used in our annual impairment test under SFAS No. 142 are reasonable, but they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts. Given the current economic environment and the uncertainties regarding our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record additional impairment charges in future periods, whether in connection with our next annual impairment testing in the last quarter of fiscal year 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charges would result or, if it does, whether such charges would be material.

During the quarter ended December 31, 2008, given the deteriorating economic conditions, the reduction in capital spending, and the difficulty in securing financing for new capital equipment to support expansion of outsourcing services, we also tested our purchased intangible assets for recoverability in accordance with SFAS No. 144. The assessment of recoverability was based on the valuations obtained from the goodwill impairment testing above. Based on that assessment, we wrote off $2.8 million and $0.5 million of intangible assets associated with our ITO and HRO reporting units respectively.

Goodwill activity was as follows:

Balance at December 31, 2007	$9,029,142

2008 reclassifications from final purchase price allocation	1,500,000

2008 additions, net	1,815,566

Goodwill impairment	(7,488,537)

Balance at December 31, 2008	$4,856,171

Intangible assets activity was as follows:

Balance at December 31, 2007	$9,898,219

2008 reclassifications from final purchase price allocation	(1,000,000)

2008 additions, net	1,174,204

2008 amortization	(1,489,570)

2008 intangible asset impairment	(3,082,024)

Balance at December 31, 2008	$5,500,829

Amortization of intangible assets expected to be charged to the results of operations

Fiscal years ending December 31,

2009	$891,514
2010	883,815
2011	883,815
2012	718,379
2013	718,379
2014 and beyond	1,404,927

(5)	DEBT

Short-Term Related Party Debt

Short-term related party debt consisted of the following at December 31, 2008 and 2007, respectively:

	2008	2007
Notes payable to 2 officers, who are also significant shareholders, secured by all assets of the Company, bearing an annual interest rate of 9%	$930,246	$1,200,000

Lines of credit and long-term debt

Lines of credit and long-term debt, including capital lease obligations, consisted
	of the following at December 31, 2008 and 2007, respectively:
		2008	2007
a.	Credit facility from Royal Bank of Canada, stated interest at a
	floating rate plus 1.05%, (totaling 4.55% and 7.05% at
	December 31, 2008 and 2007, respectively), secured by
	assets of the Company	$1,243,816	$795,132
b.	Loan from Business Development Bank of Canada, stated
	interest at a floating rate plus 3.25%, (totaling 8.50% and 11.25%
	at December 31, 2008 and 2007, respectively), secured by assets
	and personal guarantees by former owners, expiring May 21, 2010	23,232	49,371
c.	Credit facility from Comerica Bank, stated interest at the
	Comerica Bank prime rate plus 1.00% ranging to 1.25%
	(totaling 4.25%, 4.50% and 4.25% for the operating line,
	term loan and equipment loan, respectively, at December
	31, 2008), secured by assets and guaranty of the Company,
	expiring through 2013	788,214	-
d.	Credit facility from Silicon Valley Bank (SVB), stated interest at the
	SVB prime rate plus 1.00% and 1.5% (totaling 4.25% and 4.75% for the
	revolving line and equipment advances, respectively, at December
	31, 2008), secured by assets of the Company	2,010,742	-
e.	Capital lease obligations maturing at dates ranging
	from November 30, 2009 to December 31, 2011, secured
	by the leased assets	1,236,817	655,522

	Total long-term debt before unamortized discount
	and inputed interest	5,302,821	1,500,025
	Less: Imputed interest and unamortized discount	(155,646)	(121,157)

	Long-term debt	5,147,175	1,378,868
	Less: current portion	4,057,641	961,809

		$1,089,534	$417,059

                RELATED PARTY NOTES PAYABLE

In August 2006 the Company entered into an agreement with two individuals who are officers, directors, and significant shareholders for a bridge loan not to exceed $3,000,000.  From the inception of that agreement through January 30, 2007 a total of $2,740,000 was advanced to the Company.  The loan agreement provided for principal and accrued and unpaid interest were due and payable April 30, 2007.  The loan agreement is unsecured.  The unpaid principal of $1,000,000 and accrued and unpaid interest of $0 as of December 31, 2008 are due and payable on demand. The amount due under the loan agreement has both a face and stated value of $930,246 as of December 31, 2008.  The stated fixed interest rate is 9.00% through December 31, 2008. As of December 31, 2008 and 2007, the accrued and unpaid interest was $0 and $36,672, respectively.

Common share purchase warrants (collectively the Warrants) to purchase one share of the Company’s common stock, par value $0.01 per share (the Common Stock), at an exercise price of $0.035 per share that are exercisable on issuance were granted in conjunction with the loan agreement. The total funds borrowed from the related parties amounted $2,740,000.  The associated Warrants are exercisable for 707,704 shares of common stock. The Warrants, which expire seven years after issuance, were assigned a value of $834,717, estimated using the Black-Scholes-Merton valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes-Merton valuation model: a term of seven years, risk-free rate range of 4.16% - 5.03%, volatility of 125%, and dividend yield of zero. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to the Warrants was allocated based on their relative fair values. The discount on the loan agreement for the Warrants was accreted to interest expense, using the effective interest method, over the initial term of the loan agreement (original loan agreement due date was April 30, 2007) Total interest expense recognized relating to the accretion of the Warrants discount for the year ended December 31, 2008 and 2007 was $0 and $594,030, respectively.

The loan agreement provided that if the Company required additional equity in order to meet certain surplus requirements needed to accomplish the reverse merger with netGuru; it could offer  the related parties the opportunity to convert  a  portion of  the outstanding loan agreement amount then payable at an aggregate conversion price equal to 50% of the fair value of the common stock at the adjusted closed market price on the day immediately preceding the conversion of the loan agreement amounts.  A total of $1,540,000 was converted into 916,667 shares of the Company’s Series C preferred stock in December 2006 (conversion price of $1.68 per share of Series C preferred stock is based on an adjusted closing price of the common stock on the day immediately preceding the conversion of $3.36).  The Company incurred an $82,200 loan fee of 3% of the total amount borrowed under the loan agreement which was paid to the related parties.

Under the loan agreement, the Company was required to pay an amount equal to an amount not less than 25% of the net proceeds it received from all subsequent debt and equity financings towards the retirement of the then outstanding principal and accrued and unpaid interest (Note 5).  Any unwaived failure by the Company to make any such payment would constitute a material breach of the loan agreement. In connection with the consummation of the Series D preferred stock equity financing on June 13, 2007, the two individuals waived this loan agreement covenant.  The waiver related solely to the Series D preferred stock financing.

A.  CREDIT FACILITY FROM THE ROYAL BANK OF CANADA

BPOMS Ltd has a revolving Operating Line with the Royal Bank of Canada with a maximum availability of CDN$1,750,000 and carries an annual interest rate of the Royal Bank of Canada prime rate plus 1.05%, which amounted to 4.55% at December 31, 2008, and matures on April 15, 2009.  The credit facility is secured by a General Security Agreement signed by BPOMS Ltd as well as a guarantee and postponement of claim for $500,000 in the name of Novus Imaging Solutions Inc. (“Novus”) which is also supported by a General Security Agreement signed by Novus.  The Borrowing Limit on the credit facility is 75% of the eligible accounts receivable of the Company.  At December 31, 2008, BPOMS Ltd had an outstanding balance of approximately $1,243,816, and at December 31, 2007 an outstanding balance of $795,132.  Interest expense for the period ended December 31, 2008 and 2007 amounted to $75,678 and $28,365, respectively.

B.  TERM LOAN FROM BUSINESS DEVELOPMENT BANK OF CANADA

BPOMS Ltd has a term loan with the Business Development Bank of Canada that expires on May 21, 2010. The interest rate on this loan is bank's floating rate plus 3.25% and monthly principal re-payments are approximately $1,433. At December 31, 2008, the annual rate of interest on this loan was 8.50% and the balance outstanding was approximately $23,232. At December 31, 2007, the annual rate of interest on this loan was 11.25% and the balance outstanding was approximately $53,984. The loan is secured by a general security agreement from ADM and joint and several personal guarantees in the amount of approximately $43,000 by two former principals of ADM who were also the Company's 5% shareholders. The Company issued a 7-year warrant to purchase 5,435 shares of the Company's common stock at an exercise price of $0.03 per share to each of these shareholders in return for their loan guarantees. The warrants, valued at approximately $11,049, were recorded as a discount to the term loan. The value of the warrants is being amortized to interest expense over the term of the loan. Unamortized discount at December 31, 2008 and 2007 was approximately $3,872 and $8,980, respectively.

C.  CREDIT FACILITY FROM COMERICA BANK

During the first quarter of 2008, Blue Hill obtained a credit facility from Comerica Bank which includes a revolving operating line limited to the lesser of the $1,000,000 maximum availability or 80% of eligible accounts receivable and carries an annual interest rate of the Comerica Bank prime rate plus 1.0%, which amounted to 4.25% at December 31, 2008, a $500,000 term loan amortized over a four year period and bearing interest at the Comerica Bank prime rate plus 1.25%, which amounted to 4.50% at December 31, 2008 and a specific advance facility for equipment purchases to a maximum of $500,000 bearing interest at the Comerica Bank prime rate plus 1.00%, which amounted to 4.25% at December 31, 2008. The loans mature on February 5, 2013, January 15. 2012, and January 15, 2009 respectively. The loans are supported by a general security interest in all the assets of Blue Hill and the operating facility is also supported by the guaranty of BPOMS and the subordination of loans of a minimum of $1,400,000, payable by Blue Hill to BPOMS, to Comerica Bank. At December 31, 2008 Blue Hill had an outstanding balance of $351,652 under the operating line, $385,417 under the term loan, and $51,145 under the equipment loan. Interest expense for the year ended December 31, 2008 amounted to $48,172.

D.  CREDIT FACILITY WITH SILICON VALLEY BANK

Two subsidiaries of Healthaxis (the “Healthaxis Subsidiaries”) are parties to a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”), with respect to a revolving line and equipment advances. The Healthaxis Subsidiaries may borrow (a) up to the lesser of (i) $3 million or (ii) 80% of eligible accounts receivable subject to certain adjustments and (b) up to $1 million for equipment purchases. The LSA also provides for certain treasury management services, including letters of credit, foreign currency exchange contracts, and various cash management services.  Advances under the LSA bear interest at SVB’s prime rate (5.0% at December 31, 2008) plus 1.0% for revolving advances or 1.5% for equipment advances. The revolving line also has an unused line facility fee equal to 0.375% per annum of the average unused portion of the revolving line.  The LSA contains customary affirmative and negative covenants, and requires the maintenance of certain specified Liquidity Ratio, EBITDA, and debt service coverage requirements. The advances under the LSA are secured by a first priority lien on substantially all the assets of the Healthaxis Subsidiaries, including intellectual property. The revolving line matures April 16, 2009 and the equipment line matures March 1, 2010. Based on the calculation of the borrowing base as of December 31, 2008, the Healthaxis Subsidiaries would have been eligible to draw up to approximately $1.7 million under the working capital line of credit.  No availability existed on the equipment line as of December 31, 2008 due to the expiration of the draw period.  At December 31, 2008, the Healthaxis Subsidiaries had outstanding balances of $1.6 million and $411,000 under the revolving line and equipment line, respectively. At December 31, 2007, the Healthaxis Subsidiaries had outstanding balances of $0.8 million and $774,000 under the revolving line and equipment line, respectively.

E.  CAPITAL LEASES

Capital leases consist primarily of equipment leases for the U.S. entities. The Company added approximately $787,649 and $475,800 to capital leases during the years ended December 31, 2008 and 2007, respectively.

Lines of credit and long-term debt, excluding unamortized discount, and capital lease obligations mature in each of the following years ending December 31:

	Long-Term	Capital Lease
	Debt	Obligations

2009	$3,662,876	$483,228
2010	235,062	444,852
2011	137,954	308,736
2012	23,932	-
2013	2,308	-
Thereafter	-	-
Total minimum payments	$4,062,132	$1,236,817
Less: amount representing interest		(151,774)

Present value of minimum capital lease payments		$1,085,043

Long-term debt and capital lease interest expense for the year ended December 31, 2008 was approximately $193,702 and $113,935, respectively, and for the year ended December 31, 2007 was approximately $41,797 and $55,640, respectively.

(6)	STOCKHOLDERS’ EQUITY

In connection with the Merger, on December 30, 2008, the Company issued an aggregate 5,109,097 shares of its common stock and 21,103,955 of its preferred B stock to the shareholders of Legacy BPOMS in exchange for their 12,671,034 shares of common stock, 1,608,612 shares of its Series A preferred shares, 1,449,204 of its Series B preferred shares, 916,667 of its Series C preferred shares, 1,427,038 of its Series D preferred shares, 1,312,500 of its Series D-2 preferred shares, 894,942 of its Series F preferred shares, 10,000,002 of its Series C penny warrants and 9,333,326 of its Series D penny warrants.  For each share of common stock of Legacy BPOMS, the holder thereof received 0.2467 of the Company’s common shares.  For each share of the Series A convertible preferred stock of Legacy BPOMS, the holder thereof received 0.2773 of the Company’s common shares.  For each share of the Series B convertible preferred stock of Legacy BPOMS, the holder thereof received 0.2467 of the Company’s common shares.  For each share of the Series C non-convertible preferred stock of Legacy BPOMS, the holder thereof received 1.2868 of the Company’s common shares.  For each share of the Series D and D-2 convertible preferred stock of Legacy BPOMS, the holder thereof received 3.9475 of the Company’s Series B preferred shares.  For each share of the Series F convertible preferred stock of Legacy BPOMS, the holder thereof received 6.1679 of the Company’s Series B preferred shares.  For each penny warrant of the Series C and D, the holder thereof received 0.2467 of the Company’s Series B preferred shares.  For each outstanding  investor warrant, non-investor warrant and option, the holder thereof is entitled to exercise into 0.2467 of the Company’s common shares at an appropriately adjusted exercise price.

In June 2007 the Company issued 384,968 common shares valued at $400,000 as part consideration of the purchase price for the acquisition of HRMS.

In June 2007 the Company privately placed shares of Series D Convertible Preferred Stock and various common stock and Series D-2 preferred stock purchase warrants to a limited number of institutional investors for gross proceeds of approximately $14,000,000. The shares of Series D Convertible Preferred Stock are convertible into approximately 23.3 million shares of our common stock. The three-year Series A Warrants (initial exercise price of $.90 per share) are exercisable for the purchase of up to approximately 11.7 million shares of our common stock. The five-year Series B Warrants (initial exercise price of $1.25 per share) are exercisable for the purchase of up to approximately 23.3 million shares of common stock. If exercised in full, the aggregate Series A Warrant and Series B Warrant proceeds will be approximately $40 million.

The investors were also granted a one-year option (in the form of Series J Warrants) to purchase up to $21 million of Series D-2 Convertible Preferred Stock, which is convertible into approximately 23.3 million shares of common stock. At the closing and in connection with such option, the Company granted the investors three-year Series C warrants (initial exercise price of $1.35 per share), which are exercisable for the purchase of up to approximately 11.7 million shares of common stock, and five-year Series D Warrants (initial exercise price of $1.87 per share), which are exercisable for the purchase of up to approximately 23.3 million shares of common stock. The Series C Warrants and the Series D warrants vest only upon the exercise of the Series J Warrants. If exercised in full, the aggregate Series C Warrant and Series D Warrant proceeds will be approximately $60 million.

Through amendments to each of the Series J Warrants to Purchase Shares of Preferred Stock issued to the investors who purchased shares of the Company’s Series D Convertible Preferred Stock on June 13, 2007 (which Series J Warrants were issued in connection with such share purchases), the Company voluntarily reduced the per-share warrant exercise price payable upon exercise of its Series J Warrant from $14.40 to $9.60, effective only for exercises thereof during the period between September 28, 2007 and October 10, 2007.  This reduced warrant exercise price only applied for up to seventy-five percent (75%) of the Series J Warrants then held by each investor and the original exercise price of $14.40 per share was automatically re-applied to any Series J Warrants not exercised at the reduced price.

The Company also amended each of the Series C Warrants to purchase shares of Common Stock and Series D Warrants to purchase shares of Common Stock, all of which were also issued in connection with the purchases of the Series D Convertible Preferred Stock on June 13, 2007, to provide that, in the event that an investor exercised any portion of the Series J Warrants at the reduced exercise price, the per-share warrant exercise price payable upon exercise of its Series C Warrant was reduced from $1.35 to $0.01 and the per-share warrant exercise price payable upon exercise of its Series D Warrant was reduced from $1.87 to $1.10 for the same percentage of the investor’s Series C Warrants and Series D Warrants as the percentage of Series J Warrants then exercised by such investor during the reduced warrant price period.   Any applicable reduced warrant exercise price for the Series C Warrants and Series D Warrants applies for the remainder of their respective terms.  The anti-dilution provisions of the investors’ agreements were waived for such reduced exercise prices.

In connection with the sale of the Series D and Series D-2 Convertible Preferred Stock;

(a) As long as any shares of Series D and Series D-2 Preferred Stock are outstanding, the Company may not declare, pay or set apart for payment any dividend or make any distribution on any Junior Stock (other than dividends or distributions payable in additional shares of Junior Stock), unless at the time of such dividend or distribution the Company shall have paid all accrued and unpaid dividends on the outstanding shares of Series D and Series D-2 Preferred Stock.

(b) The Company must maintain financial covenants relating to working capital, capital expenditures, leverage, EBITDA, and fixed charge coverage ratio. The Company believes that it is in compliance with these covenants.

(c) There are penalties if a registration statement under the Securities Act providing for the resale of the Warrant Shares and Conversion Shares is not in effect within 150 days of the sale of the Preferred Stock. The Company has received a waiver of this provision from five of the seven investors and anticipates receipt of a waiver from the remaining two investors.

(d) There are provisions requiring repurchase of the warrants associated with the Series D and Series D-2 Preferred Stock on the occurrence of certain triggering events. These triggering events are under the control of the Company’s board of directors. Provisions relating to the structure of the board of directors are such that holders of the Series D and Series D-2 Preferred Stock or their successors cannot take control of the board so no liability has been recorded in relation to this repurchase requirement.

During September and October 2007, several investors had exercised certain of their Series J Warrants at the reduced exercise price and acquired an aggregate of 729,167 shares of the Company’s Series D-2 Convertible Preferred Stock for an aggregate price of approximately $7.0 million.  The anti-dilution provisions of the investors’ agreements were waived for such reduced exercise prices.

In October 2007 the Company issued 2,666,666 restricted common shares valued at $1.8 million as part of the purchase consideration for Blue Hill.

During April of 2008, five institutional investors exercised certain of their Series J Warrants at the reduced exercise price and acquired an aggregate of approximately 583,333 shares of the Series D-2 Preferred Stock for an aggregate exercise price of approximately $5.6 million.

On August 29, 2008, we made certain additional amendments to the terms of the Series D Convertible Preferred Stock Purchase Agreement to eliminate any and all of our duties and/or obligations under such Agreement. We also offered the institutional investors who purchased shares of our Series D Preferred Stock on June 13, 2007, the right to exchange all of their outstanding Series A Warrants, Series B Warrants, and Series D Warrants (if such Series D Warrants have an exercise price of $1.10 per share) for shares of our Series F Preferred Stock. On August 29, 2008, the investors accepted that offer and, as a result 40,666,678 shares of our Series A Warrants, Series B Warrants, and Series D Warrants have been exchanged for 894,942 shares of our Series F Preferred Stock

Warrants

The Company has issued warrants in the past relating to certain acquisitions, issuances of stock, financing activities and as consideration for services to the Company.

In January 2007, the Company issued a seven-year warrant to purchase an aggregate of 133,333 shares of the Company’s common stock, at an exercise price of $0.0345 in conjunction with additional bridge loan funding from an individual who is an officer and significant shareholder valued at $185,168 using the Black-Scholes-Merton option pricing model, a volatility of 125%, risk-free interest rate of 4.75%, and the expected term of 7 years.

In June 2007, the Company issued 5 & 7-year warrants to purchase an aggregate of 1,166,667 shares of the Company’s common stock, at an exercise price of $0.60 as finders and broker fees in conjunction with the Private funding on June 13, 2007 valued at $1,113,105 using the Black-Scholes-Merton option pricing model, a volatility of 123%, risk-free interest rate of 5.05%, and the expected term of 5-7 years.

The Company issued no warrants during 2008.

On December 30, 2008, as a result of the reverse merger with Healthaxis, all Legacy BPOMS outstanding warrants are entitled to convert into 0.2467 of the Company’s common shares.

The following table summarizes the changes in outstanding BPOMS warrants:

	Warrants
		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2006	7,427,433	$3.04

Issued	1,800,910	4.15
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2007	9,228,343	$3.25

Issued	-	-
Exercised		-
Forfeited	(7,034,804)	2.99

Outstanding at December 31, 2008	2,193,539	$4.10

Exercisable at December 31, 2008	2,193,539	$4.10

Stock Option Plans

The Company has adopted the following employee stock option plans:

			Shares
	Adopted	Terminates	Authorized

BPO Management Services, Inc. 2007 Stock
Incentive Plan (the "2007 Plan")	June 2007	June 2017	12,300,000

BPO Management Services, Inc. Stock Option
Plan (the "BPOMS Plan")	August 2005	August 2015	1,956,420

NetGuru, Inc. 2003 Stock Option Plan
(the "2003 Plan")	December 2003	December 2013	1,000,000

NetGuru, Inc. 2000 Stock Option Plan
(the "2000 Plan")	December 2000	November 2010	1,000,000

Research Engineers, Inc. 1998 Stock Option
Plan (the "1998 Plan") (1)	December 1998	November 2008	Plan is Inactive

Research Engineers, Inc. 1997 Stock Option
Plan (the "1997 Plan") (1)	February 1997	February 2007	Plan is Inactive

Healthaxis Inc. 2000 Stock Option Plan	January 2001	January 2011	1,000,000

Healthaxis Inc. 2005 Stock Incentive Plan	June 2005	June 2015	4,000,000

PAMCO Stock Option Plan for Directors (1)	July 1996	July 2006	Plan is Inactive

Healthaxis.com 1998 Stock Option Plan (1)	1998	2008	Plan is Inactive

(1) Plans are inactive and although plan is expired, outstanding options under the plan run through the expiration date of the specific award

Each plan provides for the granting of shares as either incentive stock options or non-qualified stock options. Options under all plans generally vest over three to four years, though the vesting periods may vary from option to option, and are exercisable subject to continued employment and other conditions.

The following table summarizes the changes in outstanding BPOMS stock options:

	Stock Options
		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2006	1,681,759	$5.19

Issued	746,012	2.64
Exercised	-	-
Forfeited	(33,730)	28.75

Outstanding at December 31, 2007	2,394,041	$4.87

Issued	2,467,000	0.16
Exercised	-	-
Forfeited	(289,194)	14.32

Outstanding at December 31, 2008	4,571,847	$1.73

Exercisable at December 31, 2008	4,571,847	$1.73

No options were exercised in the fiscal year 2008 or 2007.

The weighted average grant-date fair value of options granted during the year ended December 31, 2008 and 2007 was $0.16 and $2.64, respectively.

The Company accounts for share-based compensation to employees pursuant to SFAS No.123(R), “Share Based Payment,” which requires that all share-based compensation to employees, including grants of employee stock options, be recognized as expense in the Company’s financial statements based on their respective grant date fair values. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest stock based compensation for 2007 has been reduced by estimated forfeitures.

The Company has elected to use the Black-Scholes-Merton option pricing model to determine the fair value of the Company’s stock options granted to employees. It uses the straight line amortization model to record expenses under this statement and recognized share-based compensation expense in its consolidated statements for 2008 and 2007 in the amounts of $1,287,048 and $360,721, respectively.  As a result of the merger with Healthaxis, all the outstanding stock options of Legacy BPOMS became immediately vested.  The total compensation cost related to the immediate vesting amounted to $2,398,423 of which $1,111,375 was capitalized as costs of the merger. The Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense if there are any modifications or cancellation of the underlying unvested securities. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

(7)	RELATED PARTY TRANSACTIONS

On August 18, 2006, the Company entered into a bridge loan agreement with Patrick Dolan and James Cortens. Pursuant to the bridge loan agreement, Messrs. Dolan and Cortens and/or their assigns may, in their discretion, provide personal guarantees for a portion of or all of a bridge loan of up to $3,000,000 that may be arranged in favor of BPOMS. The personal guarantees are subject to the bridge loan meeting the conditions specified in the bridge loan agreement, which include but are not limited to the granting of a first lien on all the assets of BPOMS. As of December 31, 2008, the Company has drawn a total of $2,740,000, from this bridge loan facility.

Under the terms of the bridge loan agreement, Messrs. Dolan and Cortens received seven-year warrants to purchase shares of the Company’s common stock equal to one-third of the amount drawn on the bridge loan, at an exercise price of $0.03 per share (adjusted for the merger exchange ratio). In addition, BPOMS also agreed to pay Messrs. Dolan and Cortens a cash fee of 3% of the amounts drawn on the bridge loan. As of December 31, 2007, the loan fees of $61,200 were paid during fiscal year 2007.

The following table lists the bridge loans made available to the Company by Messrs. Dolan and Cortens, 3% fees on each tranche and warrants issued to them by the Company pursuant to the bridge loan agreement (See note 5):

				Shares
				issuable under
	Date	Loan amount	3% fees	warrants

Patrick Dolan	August 25, 2006	250,000	7,500	60,384
Patrick Dolan	September 20, 2006	250,000	7,500	60,384
Patrick Dolan	October 10, 2006	200,000	6,000	48,307
Patrick Dolan	December 14, 2006	1,400,000	42,000	338,147
Patrick Dolan	January 30, 2007	400,000	12,000	133,333

James Cortens	September 11, 2006	40,000	1,200	9,662
James Cortens	December 14, 2006	100,000	3,000	24,154
James Cortens	December 20, 2006	100,000	3,000	33,334
		$2,740,000	$82,200	$707,705

The total warrant value of $834,699 has been recorded as a discount to the bridge loan and is being amortized to interest expense over the term of the bridge loan.   At December 31, 2008 and 2007, the amortization expense was $0 and $594,029, respectively.

Subsequent to the Merger and pursuant to the provisions of the bridge loan agreement, Messrs. Dolan and Cortens purchased shares of Series C of BPOMS. The purchase price was $1,540,000 or the amount of additional equity required to meet the $1,500,000 capital surplus requirement. The number of shares of Series C preferred stock issued for this purchase price was equal to 916,667 shares at $1.68 per share. The per share price was the price equal to 50% of the volume weighted average closing price of netGuru common stock, using the closing prices for the five days prior to the consummation of the transaction.

The bridge loan agreement provides that if a bridge loan is outstanding, BPOMS will not prepay any other debt of the company, other than a stockholder loan, trade payables, the existing operating capital line of credit and other specified loans and leases. In addition, BPOMS has agreed that 25% of the net proceeds from any debt or equity financing transactions will be applied to the balance of any stockholder loan and then to the balance of the bridge loan.

Concurrently with the bridge loan agreement, BPOMS entered into a participation agreement with Patrick Dolan, James Cortens, Brian Meyer and Donald West pursuant to which BPOMS agreed that, at any time prior to the closing of the merger, Messrs. Meyer and West may choose to participate in the rights and obligations under the bridge loan agreement on a pro rata basis up to their respective proportionate stockholdings in BPOMS. In accordance with the participation agreement, when we and BPOMS signed the merger agreement, Messrs. Meyer and West each received a seven-year warrant to purchase up to 5,435 shares of the common stock of BPOMS at a purchase price of $0.03 per share in consideration for their personal guarantee of an existing loan made to ADAPSYS Document Management LP by Business Development Bank of Canada. The participation agreement also provides that if BPOMS at any time repays any portion of the bridge loan or a stockholder loan, it must also concurrently make a proportionate repayment of the existing bank loan made to ADAPSYS Document Management LP.

(8)	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2008, we had no assets or liabilities utilizing Level 1 or Level 2 inputs, nor did we have any assets or liabilities that are measured at fair value on a recurring basis.  All of our financial assets and liabilities are based on Level 3 inputs.

The fair value amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate carrying amounts due to the short term maturities of these instruments.

The fair value of lines of credit, long term debt and capital lease obligations as of December 31, 2008, were estimated based on the present value of the future payments of the amounts due, which were classified as level 3 inputs.  The valuations of these liabilities were primarily based on discounted cash flow analyses, which utilized significant inputs based on our estimates and assumptions.

The estimated fair values of other financial liabilities not measured at fair value on a recurring basis at December 31, 2008, are as follows:

	December 31, 2008
	Carrying Amount	Fair Value
Lines of credit	$4,042,772	$4,042,772
Long-term note payable	23,232	23,232
Capital lease obligation	1,236,817	1,236,817

(9)	RETIREMENT PLANS

The Company and certain of its subsidiaries have adopted qualified cash or deferred 401(k) retirement savings plans. The domestic plan covers substantially all domestic employees who have attained age 21 and have had one year of service. Employees may contribute up to 15% of their compensation. The Company does make matching contributions to the plan among several of its subsidiaries, where it matches 100% of the employee contribution up to a maximum of 4%. For the year ended December 31, 2008 and 2007, the Company contributions to the plan amounted to $ 152,049 and $102,418, respectively.

(10)	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under non-cancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

At December 31, 2008, future minimum annual rental commitments under these lease obligations were as follows:

Year ending December 31:
2009	$1,801,602
2010	1,548,325
2011	963,176
2012	331,002
2013	274,876
Thereafter	1,069,027

Rent expense was $1,543,330 and $1,045,587 for the year ended December 31, 2008 and 2007, respectively.

Litigation

The Company is a party to various litigations arising in the normal course of business. Management believes the disposition of these matters will not have a material impact on the Company’s consolidated financial condition or results of operations.

(11)	INCOME TAXES

The components of loss from continuing operations before income taxes are as follows for the years ended December 31,

	2008	2007
United States	$(16,200,115)	$(5,266,744)
Foreign	(1,763,449)	(1,201,465)
Total	(17,963,564)	(6,468,209)

The (benefit) provision for taxes on income from continuing operations is comprised of the following for the years ended December 31,:

	2008	2007
Current
Federal	$-	$-
State	128,230	-
Foreign	40,401	-
	168,631	-

Deferred
Federal	-	-
State	-	-
Foreign	-	-
	-	-

Total	$168,631	$-

The reported (benefit) provision for taxes on income from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows for the years ended December 31,:

	2008	2007
Income tax benefit at statutory rate	$(6,026,182)	$(2,199,191)
State taxes, net of federal benefits	(363,160)	(331,172)
Change in valuation allowance	3,572,166	2,345,748
Impairment of goodwill	2,546,103	-
Other	439,704	184,615
Total	$168,631	$-

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences for continuing operations at December 31 are as follows:

	2008	2007
Deferred tax assets:
Accruals and reserves	$1,302,113	$679,040
Depreciation	17,665	15,603
Net operating loss carryforwards	61,417,582	3,055,518
Research and development credit carryforwards	190,834	172,340
Postretirement liability	326,030	-
Impairment of intangible	1,217,249	-
Other	30,528	2,156
Total deferred tax assets	64,502,002	3,924,657
Less: valuation allowance	(63,495,383)	(3,621,458)
Net deferred tax assets	1,006,619	303,199

Deferred tax liabilities:
Amortization of intangibles	(959,882)	(303,199)
Other	(46,737)	-
Total deferred tax liabilities	(1,006,619)	(303,199)
Net deferred tax asset/liability	$-	$-

At December 31, 2008, the Company had tax net operating loss carryforwards of approximately $175,642,709 for federal income tax purposes and $5,457,297 for state income tax purposes, and $3,412,624 for foreign tax purposes which expire at varying dates beginning in 2019, 2008, and 2011 respectively. Due to the “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.

In addition to the net operating loss carryforwards, the Company has, for federal income tax purposes, approximately $156,000 of research and development credit carryforwards, which expire at varying dates beginning in 2013 and $2,000 of federal alternative minimum tax credit carryforwards which have an indefinite life.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of December 31, 2008, the Company had provided a valuation allowance of approximately $63,495,383 to reduce the net deferred tax assets due in part to the potential expiration of certain tax credits and net operating loss carryforwards prior to their utilization.

The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2008 and 2007.  The Company’s policy is to record interest and penalty in interest expense.

(12)	SEGMENT AND GEOGRAPHIC DATA

The Company is a business process outsourcing services provider. The Company’s operating segments are:

•	ECM

•	ITO and

•	HRO

The Company applies the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. The Company’s management monitors unallocable expenses related to the Company’s corporate activities in a separate “Corporate,” which is reflected in the tables below.

The significant components of worldwide operations by reportable operating segment are:

	For the year ended December 31,
	2008	2007

Net revenues
ECM	$14,169,854	$10,141,210
ITO	12,213,508	5,616,239
HRO	1,727,631	711,552
Consolidated	$28,110,993	$16,469,001

Operating loss
ECM	$(1,739,627)	$(1,617,826)
ITO	(9,524,671)	(730,621)
HRO	(2,393,662)	(800,146)
Corporate	(3,935,762)	(2,519,527)
Consolidated	$(17,593,722)	$(5,668,120)

Depreciation and amortization expense
ECM	$717,780	$455,002
ITO	1,794,202	513,486
HRO	177,157	249,901
Corporate	259,521	248,378
Consolidated	$2,948,660	$1,466,767

The Company’s operations are based in foreign and domestic subsidiaries and branch offices in the U.S., Canada and Germany. The following are significant components of worldwide operations by geographic location:

	For the year ended December 31,
	2008	2007

Net revenues
North America	$27,358,832	$15,803,256
Europe	752,161	665,745
Consolidated	$28,110,993	$16,469,001

	For the year ended December 31,
Long-Lived Assets	2008	2007
North America	$18,956,867	$23,777,079
Europe	15,515	23,672
Consolidated	$18,972,382	$23,800,751

(13)	BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB Statement No. 128, Earnings Per Share, we calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of December 31, 2008 and 2007, all potentially dilutive common stock equivalents amounted to 27,869,341 and 126,377,323 shares, respectively.

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company’s common shares during the period.

The following table illustrates the computation of basic and diluted net loss per share for the year ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007

Numerator:
Net loss	$(18,137,814)	$(6,468,209)
Less:
Preferred dividends paid in stock	-	129,758
Loss and numerator used in computing basis and diluted loss per share	$(18,137,814)	$(6,338,451)

Denominator:
Denominator for basic and diluted net loss per share-
weighted average number of common shares outstanding	3,158,929	9,513,749

Basic and diluted net loss per share	$(5.74)	$(0.67)

The following table set forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the company reported net losses in both years:

	December 31,
	2008	2007

Options to purchase shares of common stock	4,571,847	5,002,954
Warrants to purchase shares of common stock	2,193,539	83,221,275
Shares of convertible preferred stock - Series A	-	1,703,874
Shares of convertible preferred stock - Series B	21,103,955	1,449,204
Shares of convertible preferred stock - Series D	-	23,333,344
Shares of convertible preferred stock - Series D-2	-	11,666,672

Total	27,869,341	126,377,323

INDEX TO EXHIBITS FILED WITH THIS ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description of Exhibits
2.1
Agreement and Plan of Merger dated September 5, 2008, by and among Healthaxis Inc., Outsourcing Merger Sub, Inc., and BPO Management Services, Inc. (incorporated by reference from Registrant’s Current Report on Form 8-K filed September 9, 2008)

2.2
Amendment to Agreement and Plan of Merger, dated October 21, 2008, among Healthaxis Inc., Outsourcing Merger Sub, Inc., and BPO Management Services, Inc. (incorporated by reference from Registrant’s Current Report on Form 8-K filed October 27, 2008)

2.3
Stock Purchase Agreement dated September 22, 2006, between BPO Management Services, Inc. and Sellers of Novus Imaging Solutions, Inc. Filed as an exhibit to the Legacy BPOMS annual report on Form 10-KSB for December 31, 2006 that was filed with the SEC on April 18, 2007 (File No. 0-28560), and incorporated herein by reference.

2.4
Letter Agreements dated January 19, 2007 and February 28, 2007 to Extend Purchase Payment for the purchase of Novus Imaging Solutions, Inc.  Filed as an exhibit to the Legacy BPOMS annual report on Form 10-KSB for December 31, 2006 that was filed with the SEC on April 18, 2007 (File No. 0-28560), and incorporated herein by reference.

2.5
Share Purchase Agreement entered into as of June 21, 2007, by and among BPO Management Services, Inc. and sellers of DocuCom Imaging Solutions Inc. Filed as an exhibit to Legacy BPOMS  Form 8-K that was filed with the SEC on June 27, 2007 (File No. 0-28560), and incorporated herein by reference.

Exhibit Number	Description of Exhibits
2.6
Stock Purchase Agreement entered into as of June 29, 2007, by and among BPO Management Services, Inc. and the sellers of Human Resource Micro-Systems, Inc. Filed as an exhibit to Legacy BPOMS  Form 8-K that was filed with the SEC on July 6, 2007 (File No. 0-28560), and incorporated herein by reference.

2.7
Stock Purchase Agreement entered into as of October 10, 2007, by and among BPO Management Services, Inc. and Sellers of Blue Hill Data Services, Inc. Filed as an exhibit to Legacy BPOMS Form 8-K that was filed with the SEC on October 16, 2007 (File No. 0-28560),and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated January 30, 2001.

3.2	Certificate of Designation of Series B Convertible Preferred Stock of Registrant dated December 30, 2008, filed herewith.

3.3	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on August 19, 2003.

3.4	Articles of Amendment to Registrant’s Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of Form 8-K filed August 10, 2007.

3.5	Articles of Amendment to Registrant’s Amended and Restated Articles of Incorporation dated December 30, 2008 changing the name to BPO Management Services, Inc., filed herewith.

3.6	Articles of Amendment to Registrant’s Amended and Restated Articles of Incorporation dated December 30, 2008 terminating the Series A Convertible Preferred Stock, filed herewith.

3.7	Second Amended and Restated Bylaws dated February 25, 2004. Incorporated by reference to Exhibit 3.5 to Registrant’s Form 10-K for the year ended December 31, 2003.

3.8	Bylaw Amendment to the Second Amended and Restated Bylaws, effective August 9, 2007. Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed August 10, 2007.

4.1	Certificate of Designation of Series B Convertible Preferred Stock of Registrant dated December 30, 2008 (see Exhibit 3.2 above).

4.2	Specimen Stock Certificate incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed August 19, 2003.

Exhibit Number	Description of Exhibits
10.1
Remote Resourcing Agreement dated as of May 13, 2005 between Healthaxis, Ltd. and Healthcare BPO Partners, L.P.  Incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K/A filed October 10, 2006.

10.2
First Amendment to the Remote Resourcing Agreement dated September 3, 2008 by and between Healthaxis Ltd. and Healthcare BPO Partners, L.P. (incorporated by reference from Current Report on Form 8-K filed September 9, 2008)

10.3	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated August 14, 2006, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 17, 2006.

10.4	First Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated April 16, 2007. Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 18, 2007.

10.5	Third Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 25, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 29, 2008).

10.6	Sublease Agreement effective April 1, 2005 between BearingPoint, Inc. and Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2005.

10.7+
Amendment and Restatement of the Registrant’s Stock Option Plan for Directors, effective July 16, 1996.  Incorporated by reference to Exhibit (10)(JJ) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

10.8+	Amended and Restated Healthaxis.com 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the period ended December 31, 2004.

10.9+	Registrant’s 2000 Stock Option Plan. Incorporated by reference to Exhibit (10)(PPP) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.10+	Healthaxis Inc. 2005 Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement filed June 1, 2005.

10.11+	First Amendment to the Healthaxis Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2006.

10.12+	Second Amendment to the Healthaxis Inc. 2005 Stock Incentive Plan dated December 29, 2008, filed herewith.

Exhibit Number	Description of Exhibits
10.13+	Form of Restricted Stock Award for Directors under the Healthaxis Inc. 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 15, 2006.

10.14+
Form of Restricted Stock Award for Officers and other Employees under the Healthaxis Inc. 2005 Stock Incentive Plan.  Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed April 24, 2007.

10.15+	BPO Management Services, Inc. 2007 Stock Incentive Plan Incorporated by reference to Annex L to Legacy BPOMS definitive Proxy Statement filed November 28, 2008 (File No. 0-28560).

10.16+	First Amendment to BPO Management Services, Inc. 2007 Stock Incentive Plan filed herewith.

10.17+
Employment Agreement dated July 28, 2005 by and between BPO Management Services, Inc. and Patrick A. Dolan. Filed as an exhibit to BPO Management Services, Inc. annual report on Form 10-KSB for December 31, 2006 that was filed with the SEC on April 18, 2007 (File No. 0-28560), and incorporated herein by reference.

10.18+
Employment Agreement dated July 28, 2005 by and between BPO Management Services, Inc. and James Cortens. Filed as an exhibit to Legacy BPOMS annual report on Form 10-KSB for December 31, 2006 that was filed with the SEC on April 18, 2007 (File No. 0-28560), and incorporated herein by reference.

10.19+
Employment Agreement dated December 13, 2006 by and between BPO Management Services, Inc. and Koushik Dutta. Filed as an exhibit to Legacy BPOMS annual report on Form 10-KSB for December 31, 2006 that was filed with the SEC on April 18, 2007 (File No. 0-28560), and incorporated herein by reference.

10.20+
Employment Agreement dated January 26, 2007 by and between BPO Management Services, Inc. and Donald W. Rutherford.  Filed as an exhibit to Legacy BPOMS Form 8-K/A that was filed with the SEC on July 13, 2007 (file No. 0-28560) and incorporated herein by reference.

21.1	Subsidiaries of Registrant.

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP.

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

________________

+      Management contract or compensatory plan.