Form 10-Q
period 2009-03-31
BPO Management Services, Inc.
filed 2009-05-15
CIK 768892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                         ..

Commission File Number: 0-13591

BPO MANAGEMENT SERVICES, INC.
 (Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2214195
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1290 N. Hancock, Ste 200, Anaheim, CA	92807
(Address of Principal Executive Offices)	(Zip Code)

(714) 974-2670
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

The number of shares outstanding of the registrant’s only class of common stock, $0.10 par value, was 15,165,586 on May 14, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Revenues:
Enterprise content management	$3,606,526	$4,024,352
IT outsourcing	2,750,533	2,877,624
Healthcare	3,622,428	-
Human resource outsourcing	303,186	380,609

Total revenues	10,282,673	7,282,585

Operating expenses:
Cost of services provided	6,696,857	3,543,352
Selling, general and administrative	3,624,767	4,333,817
Research and development	141,931	69,702
Depreciation and amortization	1,123,877	784,429
Share-based compensation	-	207,092

Total operating expenses	11,587,432	8,938,392

Loss from operations	(1,304,759)	(1,655,807)

Interest expense:
Related parties	20,587	26,852
Other, net	142,125	44,961

Total interest expense	162,712	71,813

Net loss before income tax expense	(1,467,471)	(1,727,620)

Income tax expense	7,800	-

Net loss	(1,475,271)	(1,727,620)

Foreign currency translation loss	(75,307)	(197,004)

Comprehensive loss	$(1,550,578)	$(1,924,624)

Basic and diluted net loss per share	$(0.10)	$(0.14)

Basic and diluted weighted average common shares outstanding	15,165,586	12,247,121

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,725,513	$2,784,155
Accounts receivable, net of allowance for doubtful accounts of $371,279 and $530,050, respectively	6,428,279	7,425,805
Inventory	233,125	181,968
Prepaid expenses and other current assets	1,174,593	1,304,910
Total current assets	9,561,510	11,696,838

Equipment, net	8,404,691	7,735,777
Goodwill	4,796,850	4,856,171
Intangible assets, net	5,204,646	5,500,829
Other assets	979,139	959,391
	$28,946,836	$30,749,006
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Current portion of lines of credit and long-term debt, net of discount of $2,675 and $2,733, respectively	$4,110,964	$3,662,876
Current portion of capital lease obligations	496,234	394,765
Accounts payable	5,947,561	5,583,598
Accrued expenses	3,357,071	3,428,573
Accrued interest-related party	20,587	-
Accrued dividend payable	1,369,331	1,369,331
Accrued dividend payable-related party	651,281	651,281
Amount due former shareholders of acquired companies	400,000	1,000,000
Deferred revenues	2,857,340	2,957,139
Related party notes payable	830,246	930,246
Income taxes payable	162,873	155,073
Other current liabilities	353,214	380,362
Total current liabilities	20,556,702	20,513,244

Lines of credit and long-term debt, net of current portion and net of discount of $446 and $1,139, respectively	2,110	399,256
Capital lease obligations, net of current portion	811,479	690,278
Other long-term liabilities	843,415	862,520
Total liabilities	22,213,706	22,465,298

Commitments and contingencies

Stockholders' equity
Convertible preferred stock, Series B, par value $1.00; authorized 21,105,000 shares; 21,103,955 shares issued and outstanding	21,103,955	21,103,955
Common stock, par value $0.10; authorized 1,900,000,000 shares; 15,165,586 shares issued and outstanding	1,516,559	1,516,559
Additional paid-in capital	14,687,206	14,687,206
Accumulated deficit	(30,182,000)	(28,706,729)
Accumulated other comprehensive income, foreign currency translation adjustments	(392,590)	(317,283)
Total stockholders' equity	6,733,130	8,283,708
	$28,946,836	$30,749,006

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
	2009	2008
Cash flows from operating acitvities:
Net loss	$(1,475,271)	$(1,727,620)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	858,500	338,336
Amortization of intangible assets	265,377	446,093
Non-cash compensation expense recognized on issuance of stock options	-	207,092

Changes in operating assets and liabilities:
Accounts receivable	997,526	(317,283)
Inventory	(51,157)	78,886
Prepaid expenses and other current assets	130,317	(381,479)
Other assets	(19,748)	(9,619)
Accounts payable	363,963	496,242
Accrued expenses	(71,502)	120,971
Accrued interest related parties	20,587	26,852
Deferred revenues	(99,799)	(205,016)
Income tax payable	7,800	(13,000)
Payments of severance liability	-	(68,303)
Other current liabilities	(27,148)	-
Other long-term liabilities	(19,105)	-
Net cash provided by (used in) operating activities	880,340	(1,007,848)

Cash flows from investing activities:
Purchase of equipment, net	(1,172,899)	(447,179)
Release of restricted cash	-	922,888
Net cash provided by (used in) investing activities	(1,172,899)	475,709

Cash flows from financing activities:
Proceeds from bank loans	637,806	1,206,371
Repayment of bank loans	(586,864)	-
Repayment of notes issued to former shareholders	(600,000)	(885,827)
Repayment of capital lease obligations	(131,845)	(28,977)
Repayment of notes payable - related party	(100,000)	-
Net cash provided by (used in) financing activities	(780,903)	291,567
Effect of exchange rate changes on cash and cash equivalents (cumulative)	14,820	133,352
Net change in cash	(1,058,642)	(107,220)
Cash and cash equivalents, beginning of period	2,784,155	888,043
Cash and cash equivalents, end of period	$1,725,513	$780,823

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$142,125	$54,303
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment under capital leases	$354,515	$-
Issuance of warrants	$-	$-
Issuance of preferred A shares as compensation to officers	$-	$34,077
Issuance of preferred A shares stock dividend	$-	$341

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

1.  Organization and Basis of Presentation

Organization

BPO Management Services, Inc. was incorporated in 1982 in the state of Pennsylvania and was previously named Healthaxis, Inc.  On December 30, 2008, Healthaxis Inc. (as used in these Consolidated Financial Statements, “Healthaxis”) acquired the publicly held BPO Management Services, Inc. (“Legacy BPOMS”) in a reverse merger and immediately changed its name to BPO Management Services, Inc., also referred to “BPOMS.”  BPOMS is a provider of business process outsourcing services providing enterprise content management (“ECM”) services, information technology outsourcing (“ITO”) services, Healthcare administrative systems and related services and financial and accounting outsourcing (“Healthcare”) services and human resource outsourcing (“HRO”) services to middle market enterprises located primarily in Canada and in the United States.

For accounting purposes, the acquisition has been treated as a recapitalization of Legacy BPOMS as the acquirer. The historical consolidated financial statements prior to December 30, 2008, are those of the Legacy BPOMS. All share-related data have been presented giving effect to the recapitalization resulting from the reverse merger.  References in these Consolidated Financial Statements to the “Company” or “BPOMS” refer to BPOMS.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three  month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of BPOMS and its wholly-owned subsidiaries. All significant intercompany accounts, transactions and profits among the consolidated entities have been eliminated upon consolidation. Each of the following entities is included in consolidation as of date of its inception or acquisition.

Company	Inception/Acquisition Date

BPO Management Services, Inc. (the "Company") or ("BPOMS")	Inception date: July 26, 2005
Adapsys Document Management LP ("ADM")	Acquired: July 29, 2005
Adapsys LP ("ADP")	Acquired: July 29, 2005
Digica, Inc. ("Digica") (1)	Acquired: January 1, 2006
Novus Imaging Solutions, Inc. ("Novus")	Acquired: September 30, 2006
NetGuru Systems, Inc. ("NGSI")	Acquired: December 15, 2006
Research Engineers, GmbH ("GmbH")	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc. ("DocuCom")	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc. ("HRMS")	Acquired: June 29, 2007
Blue Hill Data Services, Inc. ("Blue Hill")	Acquired: October 10, 2007
BPO Management Services, Ltd. ("BPOMS Ltd") (2)	Amalgamation: January 1, 2008
Healthaxis Inc. ("Healthaxis") (3)	Acquired: December 30, 2008

(1)	Effective January 1, 2008, Digica was merged with Blue Hill
(2)	On January 1, 2008, ADM, ADP, Novus and DocuCom were amalgamated into one company, BPO Management Services, Ltd.
(3)
Because the merger of Legacy BPOMS and Legacy Healthaxis took place at the end of fiscal 2008, the operating results for the three months ended March 31, 2009 include those of the Healthcare segment, while the operating results for the three months ended March 31, 2008 do not include the Healthcare segment.

Going Concern

The Company incurred a loss from operations of $1.3 million and a net decline in cash of $1.1 million for the three months ended March 31, 2009. The Company has funded its operations from the private placement of shares of its common stock and preferred stock and through the founders’ bridge loan facility established in August 2006. To meet the needs of the current business, to fund growth, and to complete additional acquisitions during the next twelve months, the Company anticipates raising capital by issuing its securities and/or debt in one or more private transactions or by way of a strategic merger.

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

Although the Company expects to meet its operating capital needs by additional equity and/or debt transactions, or by way of a strategic merger, there can be no assurance that funds required will be available on terms acceptable to the Company, if at all. If the Company is unable to raise sufficient funds on acceptable terms, it may be not be able to complete its business plan. If equity financing is available to the Company on acceptable terms, it could result in additional dilution to the Company’s existing stockholders.

The report of the Company's independent registered public accounting firm dated March 31, 2009 contained in the Company's consolidated financial statements as of and for the year ended December 31, 2008 included a paragraph that explains that the Company had incurred recurring operating losses, a working capital deficit and an accumulated deficit of $28.7 million as of December 31, 2008. The report concluded that these matters, among others, raised substantial doubt about the Company's ability to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The consolidated financial statements include certain amounts that are based on management's best estimates and judgments. The most significant estimates are: allocation of the purchase price in a business combination and the related valuation of identifiable intangible assets and the determination of their useful lives, valuation of goodwill arising from a business combination, the allowance for uncollectible accounts receivable, estimation of useful lives of fixed assets, test for impairment of goodwill, estimation of the severance liability, valuation of stock options and warrants issued, allocation of equity unit purchase price between preferred and common share and the determination of the valuation reserves on the United States and Canadian income tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At March 31, 2009, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations and notes payable approximated their fair value, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date.

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

●	Level 1 consists of observable market data in an active market for identical assets or liabilities.
●	Level 2 consists of observable market data, other than that included in Level 1, that is either directly or indirectly observable.
●
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

Foreign Currency Translation

The financial condition and results of operations of the Company’s foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at the  period-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive (loss) in the consolidated statements of stockholders’ equity and comprehensive loss. Gains and losses resulting from foreign currency transactions are included in operations and were not material for the three months ended March 31, 2009 and 2008.

Cash and Cash Equivalents

The Company considers all liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.   The Company maintains its cash balances at financial institutions that management believes possess high-credit quality.  At March 31, 2009, the Company had $877,038 on deposit that exceeded the United States (FDIC) federal insurance limits.   At March 31, 2009, the Company had no accounts on deposit that exceeded the Canadian (CDIC) insurable limits.

Goodwill

The Company, upon its inception, adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.  “Accounting for the Impairment or Disposal of Long-Lived Assets,”, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption.

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

In December 2008, the Company assessed the fair value of its reporting segments by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and determined that there was impairment to goodwill. As of March 31, 2009 and December 31, 2008, the Company’s goodwill balance was $4,796,850 and $4,856,171, respectively.

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

Revenue Recognition

The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists; (2) delivery of the product or service has been completed and no significant obligations remain; (3) the Company’s price to the buyer is fixed or determinable; and (4) collection is reasonably assured. The Company’s revenues arise from the following segments: ECM solutions including collaborative software products and services, ITO services, Healthcare claims processing services and HRO services.

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

The Company sells some of its software along with a maintenance package. This constitutes a multi-element arrangement. The price charged for the maintenance portion is the same as when the maintenance is sold separately. The fair values of the maintenance contracts sold in all multi-element arrangements are recognized over the terms of the maintenance contracts. The collaborative software portion is recognized when persuasive evidence of an arrangement exits, price is fixed and determinable, when delivery is complete, collection of the resulting receivable is reasonably assured and no significant obligations remain.

Revenues from providing certain IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to twelve months. Service contracts are also for periods of up to twelve months. The Company did not have any fixed price contracts at March 31, 2009. Fees for certain services are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer's fee is determinable. The customer's fee is negotiated at the onset of the arrangement.

Concentration of Risk

The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable balances. For the three months ended March 31, 2009 and 2008, no single customer accounted for 10% of the Company’s consolidated net sales.

Deferred Revenues

The Company defers revenues for its maintenance contracts and for its collaborative software sales that are not considered earned. The Company recognizes revenues and selling costs when the maintenance contracts are sold, and provides for contract cancellations based on historical experience. The Company defers its collaborative software sales revenues if it invoices or receives payment prior to the completion of a project, and then recognizes these revenues upon completion of the project when no significant obligations remain.

Research and Development

The Company's research and development ("R&D") costs consist mainly of software developers' salaries. The Company follows the provisions of SFAS No. 86 to capitalize software development costs when technological feasibility has been established and to stop capitalization when the product is available for general release to customers. The Company expenses development costs when they are related to enhancement of existing software products. The Company capitalized software development costs of approximately $140,700 and $167,000 during the three months ended March 31, 2009 and 2008, respectively.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. Due to our net losses in 2009 and 2008, adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

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

Segment Reporting

The Company applies the provisions of SFAS No. 131, "Disclosures about Segments   of an Enterprise and Related Information." SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. See Note 5 "Segment and Geographic Data" for a description of and disclosures regarding the Company's significant reportable segments.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current presentation.

Retirement Plans

The Company and certain of its United States subsidiaries have qualified cash or deferred 401(k) retirement savings plans. The plans cover substantially all United States employees who have attained age 21 and have one year of service. Employees may contribute up to 15% of their compensation. The Company matches 100% of the employee contribution up to a maximum of 4% of the employee’s salary.  Certain of its Canadian subsidiaries have defined contribution pension plans whereby after a qualification period the Company contributes an amount which varies from 2% to 8% of the employees annual earnings.  For the three months ended March 31, 2009 and 2008, the Company contributions to the plans amounted to $62,760 and $47,648, respectively.

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

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of March 31, 2009 and 2008, all potentially dilutive common stock equivalents amounted to 27,865,670 and 126,377,323 shares, respectively.

The following table illustrates the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2009	2008

Numerator:
Net loss	$(1,475,271)	$(1,727,620)
Less:
Preferred dividends paid in stock	-	34,077

Loss and numerator used in computing basis and diluted loss per share	$(1,475,271)	$(1,761,697)

Denominator:
Denominator for basic and diluted net loss per share- weighted average number of common shares outstanding	15,165,586	12,247,121

Basic and diluted net loss per share	$(0.10)	$(0.14)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the company reported net losses in all the reporting periods:

	Three Months Ended March 31,
	2009	2008

Options to purchase shares of common stock	4,571,847	5,002,954
Warrants to purchase shares of common stock	2,189,868	83,221,275
Shares of convertible preferred stock - Legacy BPOMS Series A	-	1,703,874
Shares of convertible preferred stock - Legacy BPOMS Series B	-	1,449,204
Shares of convertible preferred stock - Legacy BPOMS Series D	-	23,333,344
Shares of convertible preferred stock - Legacy BPOMS Series D-2	-	11,666,672
Shares of convertible preferred stock - Series B	21,103,955	-

Total	27,865,670	126,377,323

Impact of Recently Issued Accounting Standards

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We have concluded that FSP FAS 157-4 will not have an impact on our consolidated financial statements upon adoption.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and 124-2").  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We have concluded that FSP FAS 115-2 and 124-2 will not have an impact on our disclosures upon adoption.

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, "Interim Disclosure about Fair Value of Financial Instruments" ("FSP FAS 107-1 and ABP 28-1").  This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments, " to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  We have concluded that FSP FAS 107-1 and ABP 28-1 will not have a material impact on our consolidated financial statements upon adoption.

3.  Business Combinations

On December 30, 2008, the Company completed a reverse merger with Healthaxis, in which it exchanged its outstanding common and preferred series shares for the outstanding common and preferred shares of Healthaxis.  The following table summarizes estimated fair values of the assets acquired and liabilities assumed from Healthaxis at the date of acquisition:

Healthaxis

Cash & cash equivalents	$1,973,907
Accounts receivable	2,212,972
Prepaids	2,068,757
Property, plant and equipment	2,917,563
Other assets	959,349
Goodwill	2,282,064
Identifiable intangible assets	1,600,000
Total assets acquired	14,014,612

Current liabilities	5,656,486
Other non current liabilities	1,360,147
Total liabilities assumed	7,016,633
Net assets acquired	$6,997,979

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

The following unaudited pro forma information presents the combined results of operations of the Company as though the merger with Healthaxis had been consummated on January 1, 2008. The pro forma financial information does not necessarily reflect the actual results of operations had the merger been consummated at the beginning of the period or which may be attained in the future.

Unaudited Pro Forma Statement of Operations For the Three Months Ended March 31, 2008:

	BPOMS	Healthaxis	Pro Forma

Revenues	$7,282,585	$4,004,000	$11,286,585

Net loss	$(1,727,620)	$(542,000)	$(2,269,620)

Basic and diluted loss per common share	$(0.14)	$(0.07)	$(0.15)

Basic and diluted weighted average common shares outstanding	12,247,121	8,325,857	15,165,586

4.  Lines of Credit and Long-Term Debt

Blue Hill bank borrowing agreements contain covenants pertaining to maintenance of various ratios.  At March 31, 2009, the Company was in breach of these covenants.  Under the terms of the agreements, the bank may call the loans if the Company is in violation of any restrictive covenant.  As of May 15, 2009, the bank has not waived the ratio requirement, and accordingly the entire amount of the loans, $1,506,064, including the long-term portion of approximately $953,000, has been included in current liabilities.

5.  Segment and Geographic Data

The Company is a business process outsourcing services provider. The Company's operating segments are:

o	Enterprise content management (ECM)
o	Information Technology services outsourcing (ITO)
o	Healthcare administrative systems and related services and financial and accounting outsourcing services or (Healthcare) and
o	Human resources outsourcing (HRO)

The Company applies the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. The Company's management monitors unallocable expenses related to the Company's corporate activities in a separate "Corporate," which is reflected in the tables below.

The significant components of worldwide operations by reportable operating segment for the three months ended March 31, 2009 and 2008, respectively, are:

	For the three months ended
	March 31,
	2009	2008

Net revenues
ECM	$3,606,526	$4,024,352
ITO	2,750,533	2,877,624
Healthcare	3,622,428	-
HRO	303,186	380,609
Consolidated	$10,282,673	$7,282,585

Operating income (loss)
ECM	$(27,105)	$(399,346)
ITO	(509,474)	(49,589)
Healthcare	141,927	-
HRO	(98,613)	(194,037)
Corporate	(811,494)	(1,012,835)
Consolidated	$(1,304,759)	$(1,655,807)

Depreciation and amortization expense
ECM	$146,780	$193,025
ITO	464,143	419,876
Healthcare	434,169	-
HRO	13,861	107,290
Corporate	64,924	64,238
Consolidated	$1,123,877	$784,429

The Company's consolidated operations are based in domestic and foreign subsidiaries and branch offices in the U.S., Canada and Germany. The following are significant components of worldwide operations by geographic location:

	For the three months ended
	March 31,
	2009	2008

Net revenues
North America	$10,075,601	$7,134,487
Europe	207,072	148,098
Consolidated	$10,282,673	$7,282,585

	At	At
	March 31,	December 31,
Long-Lived Assets	2009	2008
North America	$19,356,171	$19,036,053
Europe	29,155	15,515
Consolidated	$19,385,326	$19,052,168

6.  Subsequent Event

On May 6, 2009 the Company entered into an agreement with the Company’s Chief Financial Officer. Under the terms of the agreement, his employment with the Company terminated effective as of the close of business on May 15, 2009. The Company is required to pay severance pay of $83,333.50 plus interest on the unpaid balance thereof calculated at 10% per annum payable equally over twelve months and has granted a security interest in certain assets to secure payment of these amounts.  In addition, his options to purchase the Company’s common stock have been extended and will be exercisable for a period of twenty-four months after the termination date.

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

Overview

On December 30, 2008, Healthaxis Inc., a Pennsylvania corporation incorporated in 1982 (“Legacy Healthaxis”), completed a merger resulting in BPO Management Services, Inc., a Delaware corporation (“Legacy BPOMS”), becoming a wholly-owned subsidiary of Healthaxis (the “Merger”).  Legacy Healthaxis changed its name to “BPO Management Services, Inc.” upon the closing of the Merger (“BPOMS”).  Immediately following the closing of the Merger, Legacy BPOMS’ pre-Merger shareholders held approximately 75% of BPOMS’ shares, and Legacy Healthaxis’ pre-Merger shareholders retained approximately 25% of BPOMS’ shares, all on a fully diluted, as-converted basis.  Notwithstanding the fact that Legacy Healthaxis was the legal acquirer under the Merger and remains the registrant for SEC reporting purposes, the Merger was accounted for as a reverse acquisition with Legacy BPOMS as the accounting acquirer.  BPOMS has accounted for the Merger as a purchase business combination, using Legacy BPOMS’ historical financial information and accounting policies and applying fair value estimates to the acquired assets, liabilities and commitments of Legacy Healthaxis as of December 30, 2008.

The financial information contained in this report reflects the Merger as if Legacy BPOMS had issued consideration to Legacy Healthaxis shareholders.  As a result, financial information derived from the Consolidated Statements of Operations and Consolidated Statements of Cash Flows included with this report for the three months ended March 31, 2008 reflects the consolidated financial results of Legacy BPOMS alone, while financial information derived from the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 2009 reflects the post-merger consolidated financial results of BPOMS.  Financial information derived from the Consolidated Balance Sheet at December 31, 2008 reflects the consolidated assets and liabilities of Legacy BPOMS and Legacy Healthaxis at December 31, 2008, while financial information derived from the Consolidated Balance Sheet at March 31, 2009 reflects the post-merger consolidated assets and liabilities of BPOMS.  Please see Note 3 in the Notes to Consolidated Financial Statements for additional discussion of the Merger and a pro forma presentation of financial results for the combined companies for the three months ended March 31, 2008.

Legacy BPOMS was incorporated in 1981 under the name Research Engineers, Inc., changed its name to netGuru, Inc. in 2000 and to BPO Management Services, Inc. on December 15, 2006 immediately following its reverse merger with privately-held BPO Management Services, Inc. (“Private BPOMS”).  Private BPOMS was incorporated in July 2005. On December 15, 2006, Private BPOMS acquired all of the outstanding common stock of publicly-held NetGuru, Inc. in a reverse merger. Private BPOMS was the accounting acquirer.

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

Our primary business offerings are:

●	Document and data management solutions, also known as enterprise content management or “ECM”;

●	Information technology services outsourcing or “ITO”;

●	Healthcare administrative systems and related services and financial and accounting outsourcing services or “Healthcare and F&A”, and

●	Human resources information systems and related outsourcing services, or “HRO”

Our business plan for 2009 includes continuing our efforts to integrate the newly acquired Healthcare operations with the operations of Legacy BPOMS, to achieve financial synergies and to continue our efforts to grow all of our lines of business organically.  Our longer term strategy continues to rely heavily on growth through strategic acquisitions.  Our business and strategic plans for 2009 are likely to be negatively impacted by the current severe financial crises and resulting poor business environment.  In the current environment, customers and prospects are likely to delay or avoid making decisions on whether to outsource business process functions, making sales extremely difficult to close.  The financial health of some of our customers may also be at risk and we may see declines in volume as some customers scale back their operations or cease activities that rely on our services.  The current crises in the capital markets will also have a negative impact on our plans for strategic growth and may limit our options for raising needed additional capital as described below under the caption “ Liquidity and Capital Resources.”

Consolidated Results of Operations

Legacy BPOMS began operations in July 26, 2005 and merged with netGuru, Inc. on December 15, 2006 in a reverse merger.  For accounting purposes, the acquisition was treated as a recapitalization of Legacy BPOMS with Legacy BPOMS as the acquirer. The historical statements of operations included in this annual report for the three months ended March 31, 2008, are those of Legacy BPOMS.

The following entities of Legacy BPOMS are included in the consolidated results of operations from the date of their respective acquisitions:

Company	Segment	Inception/Acquisition Date

BPO Management Services, Inc. (the "Company") or ("BPOMS")	Corporate	Inception date: July 26, 2005
Adapsys Document Management LP ("ADM")	ECM	Acquired: July 29, 2005
Adapsys LP ("ADP")	ECM	Acquired: July 29, 2005
Digica, Inc. ("Digica") (1)	ITO	Acquired: January 1, 2006
Novus Imaging Solutions, Inc. ("Novus")	ECM	Acquired: September 30, 2006
NetGuru Systems, Inc. ("NGSI")	ITO	Acquired: December 15, 2006
Research Engineers, GmbH ("GmbH")	ECM	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc. ("DocuCom")	ECM	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc. ("HRMS")	HRO	Acquired: June 29, 2007
Blue Hill Data Services, Inc. ("Blue Hill")	ITO	Acquired: October 10, 2007
BPO Management Services, Ltd. ("BPOMS Ltd") (2)	ECM	Amalgamation: January 1, 2008
Healthaxis Inc. ("Healthaxis") (3)	Healthcare	Acquired: December 30, 2008

(1)	Effective January 1, 2008, Digica was merged with Blue Hill
(2)	On January 1, 2008, ADM, ADP, Novus and DocuCom were amalgamated into one company, BPO Management Services, Ltd.
(3)
Because the merger of Legacy BPOMS and Legacy Healthaxis took place at the end of fiscal 2008, the operating results for the three months ended March 31, 2009 include those of the Healthcare segment, while the operating results for the three months ended March 31, 2008 do not include the Healthcare segment.

Operations Reporting

BPOMS combines its operating entities into four separate reporting segments:

●	Enterprise Content Management (“ECM”) comprised of BPOMS Ltd., Web4 division of BPOMS, and GmbH,
●	IT Outsourcing (“ ITO”) comprised of Blue Hill, Digica (which was merged with Blue Hill in January 2008) and NGSI,
●	Healthcare comprised of Legacy Healthaxis, and
●	Human Resources Outsourcing (“HRO”) comprised of HRMS.

ECM Operations
	For the three months ended March 31,
	2009	2008	Change

Revenues:	$3,606,526	$4,024,352	$(417,826)

Operating expenses:
Cost of services provided	2,038,551	2,312,436	(273,885)
Selling, general and administrative	1,342,448	1,848,535	(506,087)
Research and development	105,852	69,702	36,150
Depreciation and amortization	146,780	193,025	(46,245)

Total operating expenses	3,633,631	4,423,698	(790,067)

Loss from operations before
interest and income taxes	$(27,105)	$(399,346)	$(372,241)

Sales for the three months ended March 31, 2009 of $3,606,526 decreased 10.4% from $4,024,352 for the three months ended March 31, 2008, primarily due to the difference in the foreign currency translation of approximately $800,000, partially offset by an increase in hardware sales of approximately $400,000.   Operating results in Canadian dollars were converted at 0.8054 for the three months ended March 31, 2009 and at 0.99611 for the comparable period in 2008.  Cost of services provided of $2,038,551 decreased 11.8% for the three months ended March 31, 2009 from $2,312,436 for the three months ended March 31, 2008, primarily due to the difference in the foreign currency translation of approximately $470,000, decrease in costs of approximately $75,000 due to increased efforts to reduce costs, partially offset by increased costs of hardware for sale of approximately $275,000.  Selling, general and administrative expenses of $1,342,448 decreased 27.4% from $1,848,535 for the three months ended March 31, 2008, primarily due to reductions of staff amounting to approximately $90,400, reduction in facilities costs of approximately $77,000, a reduction of foreign currency costs relating to operations of approximately $70,000 and a decrease of approximately $330,000 related to the difference in foreign currency translation, which was offset with an increase in consulting fees of approximately $90,000.  Research and development (“R&D”) expenses for the three months ended March 31, 2009 of $105,852 increased $36,150 or 51.9% from $69,702 for the three months ended March 31, 2008, primarily due to increases in software developers’ wages for development of enhancements to and integrations with the EReview collaborative software product.  Depreciation and amortization expenses for the three months ended March 31, 2009 decreased $46,245 primarily due to the revaluation and reduction of the intangible assets that took effect at the end of the three months ended March 31, 2008.

ITO Operations
	For the three months ended March 31,
	2009	2008	Change

Revenues:	$2,750,533	$2,877,624	$(127,091)

Operating expenses:
Cost of services provided	1,712,451	1,477,751	234,700
Selling, general and administrative	1,083,413	1,029,586	53,827
Depreciation and amortization	464,143	419,876	44,267

Total operating expenses	3,260,007	2,927,213	332,794

Loss from operations before
interest and income taxes	$(509,474)	$(49,589)	$459,885

Sales for the three months ended March 31, 2009 of $2,750,533 decreased 4.4% from $2,877,624 for the three months ended March 31, 2008 primarily due to the loss of customers that were acquired and consolidated their IT operations with those of the acquiror.  Cost of services provided of $1,712,451 increased 15.9% for the three months ended March 31, 2009 from $1,477,751 for the three months ended March 31, 2008 primarily due to increased costs for software and licensing fees of approximately $192,000 and increased wages of approximately $30,000.  Much of these expenses related to the securing of additional contracts that are anticipated to generate greater revenue as they come on stream.  Selling, general and administrative expenses of $1,083,413 increased 5.2% from $1,029,586 for the three months ended March 31, 2008 primarily due to broad based increases in expenses of approximately $189,000 at Blue Hill, partially offset by a decrease of approximately $135,000 at NGSI primarily due to reduction of staff, outside consultants and facilities costs.  Depreciation and amortization expenses for the three months ended March 31, 2009 increased $44,267 primarily due to the acquisition of fixed assets of approximately $1,142,000,  offset by the reduction of amortization expense of approximately $153,000 due to the impairment loss of $2,765,429 on intangible assets recorded at December 31, 2008.

Healthcare Operations (1)	For Three Months Ended
	March 31,
	2009	% of Revenue

Revenues:	$3,622,428

Operating expenses:
Cost of services provided	2,848,931	78.6%
Selling, general and administrative	197,401	5.4%
Research and development (2)	-	0.0%
Depreciation and amortization	434,169	12.0%

Total operating expenses	3,480,501	96.1%

Income from operations before
interest and income taxes	$141,927	3.9%

(1)
Due to the merger with Legacy Healthaxis occuring on December 30, 2008, there is no comparable 2008 period with which to compare Healthcare's quarterly results for the three months ended March 31, 2009.

(2)	Capitalized software development costs of approximately $85,500 for the three months ended March 31, 2009

HRO Operations
	For the three months ended March 31,
	2009	2008	Change

Revenues	$303,186	$380,609	$(77,423)

Operating expenses:
Cost of services provided	96,924	141,129	(44,205)
Selling, general and administrative	254,935	296,033	(41,098)
Research and development	36,079	30,194	5,885
Depreciation and amortization	13,861	107,290	(93,429)

Total operating expenses	$401,799	$574,646	$(172,847)

Loss from operations before interest and income taxes	$(98,613)	$(194,037)	$(95,424)

Sales for the three months ended March 31, 2009 of $303,186 decreased 20.3% from $380,609 for the three months ended March 31, 2008 primarily due to the loss of customers utilizing hosting services.  Cost of services provided of $96,924 decreased 31.3% for the three months ended March 31, 2009 from $141,129 for the three months ended March 31, 2008 primarily due to the reduction of staff.  Selling, general and administrative expenses of $254,935 decreased 13.8% from $296,033 for the three months ended March 31, 2008 primarily due to reduced overall spending in an effort to reduce continued losses.  Research and development expenses for the three months ended March 31, 2009 of $36,079 increased 19.5% from $30,194 for the three months ended March 31, 2008 due to the continued development of the HR Advocate product.  Depreciation and amortization expenses for the three months ended March 31, 2009 decreased $93,429 from $107,290 for the three months ended March 31, 2008 primarily due to the SFAS 141 revaluation resulting in a reduction of values previously assigned to fixed assets and intangible assets during the three months ended March 31, 2008.  Development costs for the HR Advocate product of $55,190 and $167,100 were capitalized for the three months ended March 31, 2009 and 2008, respectively.

Corporate Operations
	For the three months ended March 31,
	2009	2008	Change
Operating expenses:
Selling, general and administrative	$746,570	$741,505	$5,065
Research and development	-	-	-
Depreciation and amortization	64,924	64,238	686
Stock based compensation	-	207,092	(207,092)

Total operating expenses before interest and income taxes	$811,494	$1,012,835	$(201,341)

Selling, general and administrative expenses for the three months ended March 31, 2009 of $746,570 increased from $741,505 for the three months ended March 31, 2008. The decrease of costs at BPOMS Corporate of approximately $133,000, which was broad based, was offset with the allocation of corporate related expenses from the reverse merger with Legacy Healthaxis of approximately $138,000.  Stock-based compensation expense became fully vested and completely expensed as of December 31, 2008, a result of the reverse merger with Legacy Healthaxis on December 30, 2008.

Interest Expense
	For the three months ended March 31,
	2009	2008	Change
Interest expense:
Related parties	$20,587	$26,852	$(6,265)
Other, net	142,125	44,961	97,164

Total interest expense	$162,712	$71,813	$90,899

Total interest expense for the three months ended March 31, 2009 of $162,712 increased  $90,899 or 126.6% from $71,813 for the three months ended March 31, 2008, primarily due to the increased usage of various loan facilities and the addition of approximately $53,000 in interest expense associated with the operations of our new Healthcare segment.

Liquidity and Capital Resources

Overview of Cash Resources

At March 31, 2009, our cash and cash equivalents amounted to $1.7 million compared to $2.8 million at December 31, 2008.  The sources and uses of cash during 2008 are described more fully in “Analysis of Cash Flows” below.  The Company’s focus is on becoming consistently profitable and generating positive cash flow, however in the event that we are unable to generate cash from operations or raise additional capital, then our business would be adversely affected.

At March 31, 2009 the Company had borrowing agreements with four financial institutions:

Two subsidiaries of Legacy Healthaxis (the “Legacy Healthaxis Subsidiaries”) are parties to a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”), with respect to a revolving line and equipment advances. The Legacy Healthaxis Subsidiaries may borrow (a) up to the lesser of (i) $2 million or (ii) 80% of eligible accounts receivable subject to certain adjustments and (b) up to $1 million for equipment purchases. The LSA also provides for certain treasury management services, including letters of credit, foreign currency exchange contracts, and various cash management services.  Advances under the LSA bear interest at SVB’s prime rate (4.0% at March 31, 2009) plus 1.0% for revolving advances or 1.5% for equipment advances. The revolving line also has an unused line facility fee equal to 0.375% per annum of the average unused portion of the revolving line.  The LSA contains customary affirmative and negative covenants, and requires the maintenance of certain specified Liquidity Ratio, EBITDA, and debt service coverage requirements. The advances under the LSA are secured by a first priority lien on substantially all the assets of the Legacy Healthaxis Subsidiaries, including intellectual property. The revolving line matures June 15, 2009 and the equipment line matures March 1, 2010. Based on the calculation of the borrowing base as of March 31, 2009, the Legacy Healthaxis Subsidiaries would have been eligible to draw up to approximately $1.2 million under the working capital line of credit.  No availability existed on the equipment line as of March 31, 2009 due to the expiration of the draw period.  At March 31, 2009, the Legacy Healthaxis Subsidiaries had outstanding balances of $1,050,000 and $332,472 under the revolving line and equipment line, respectively.

BPOMS Ltd has a revolving operating line with the Royal Bank of Canada with a maximum availability of CDN$1,750,000 and carries an annual interest rate of the Royal Bank of Canada prime rate plus 1.05%, which amounted to 3.55% at March 31, 2009.  The credit facility is secured by a General Security Agreement signed by DocuCom as well as a guarantee and postponement of claim for $500,000 in the name of Novus Imaging Solutions Inc. (“Novus”), which is also supported by a General Security Agreement signed by Novus.  The borrowing limit on the credit facility is 75% of the eligible accounts receivable of the Company, And based on this borrowing limit BPOMS Ltd would have been eligible to draw up to approximately $1,401,000 at March 31, 2009.  At March 31, 2009, BPOMS Ltd had an outstanding loan balance of approximately $1,209,000.

BPOMS Ltd has a term loan with the Business Development Bank of Canada that expires on May 21, 2010. The interest rate on this loan is the bank's floating rate plus 3.25% and monthly principal re-payments are approximately $1,433. At March 31, 2009, the annual rate of interest on this loan was 7.5% and the balance outstanding was approximately $18,600. The loan is secured by a general security agreement from ADM and joint and several personal guarantees in the amount of approximately $43,000 by two former principals of ADM who were also the Company's 5% shareholders. The Company issued a 7-year warrant to purchase 5,435 shares of the Legacy BPOMS common stock at an exercise price of $0.03 per share, (converted to 1,341 shares of the Company’s common stock at $0.14 per share, after giving effect to the Merger)  to each of these shareholders in return for their loan guarantees. The warrants, valued at approximately $11,049, were recorded as a discount to the term loan. The value of the warrants is being amortized to interest expense over the term of the loan. Unamortized discount at March 31, 2009 and 2008 was approximately $3,121 and $7,082, respectively.

Blue Hill has a credit facility from Comerica Bank which includes a revolving operating line limited to the lesser of the $1,000,000 maximum availability or 80% of eligible accounts receivable and carries interest at the daily adjusting LIBOR rate plus 4.0%, which amounted to 4.5% at March 31, 2009, a $500,000 term loan amortized over a four year period and bearing interest at the Comerica Bank prime rate plus 1.25%, which amounted to 4.5% at March 31, 2009, a specific advance facility for equipment purchases up to a maximum of $500,000 bearing interest at the Comerica Bank prime rate plus 1.00%, which amounted to 4.25% at March 31, 2009 and a specific advance facility for equipment purchases up to a maximum of $700,000 bearing interest at the daily adjusting LIBOR rate plus 6.0%, which amounted to 6.5% at March 31, 2009. The loans are supported by a general security interest in all the assets of Blue Hill and the operating facility is also supported by the guaranty of BPOMS and the subordination of loans of a minimum of $1,400,000, payable by Blue Hill to BPOMS, to Comerica Bank. At March 31, 2009 Blue Hill had an outstanding balance of $427,817 under the operating line, $354,167 under the term loan, $50,080 under the equipment loan and $674,000 under the second equipment loan.  These loan agreements contain covenants pertaining to maintenance of various ratios.  At March 31, 2009, the Company was in breach of these covenants.  Under the terms of the agreement, the bank may call the loans if the Company is in violation of any restrictive covenant.  As of May 15, 2009, the bank has not waived the ratio requirement, and accordingly the entire amount of the loans, $1,506,064, including the long-term portion of approximately $953,000, has been included in current liabilities.

Analysis of Cash Flows

Cash provided by operating activities for the three months ended March 31, 2009 was approximately $880,340 as compared to cash used in operating activities of approximately $1,008,000 for the same period in 2008.  The improvement was primarily the result of a reduction in the net loss of approximately $252,000 and an improvement between the change in assets and liabilities of approximately $1,500,000, partially offset with an increase of non-cash items including depreciation and amortization of approximately $132,000 for the three months ended March 31, 2009.

Cash used in investing activities during the three months ended March 31, 2009 was approximately $1,173,000 as compared to cash provided by investing activities of approximately $476,000 for the same period in 2008.  During the three months ended March 31, 2009, the Company’s purchase of equipment amounted to approximately $1,173,000.  For the three months ended March 31, 2008, cash provided by investing activities was the release of restricted cash in the amount of approximately $923,000 offset by the purchase of equipment of approximately $447,000.

Net cash used in financing activities during the three months ended March 31, 2009 was approximately $781,000 as compared to net cash provided by financing activities of approximately $292,000 for the same period in 2008.  Net cash used in financing activities for the three months ended March 31, 2009 is the result of proceeds from bank loans of approximately $638,000, offset by repayment of bank loans of approximately $587,000, payment of notes issued to former shareholders of $600,000, repayment of capital lease obligations of approximately $132,000 and repayment of a note payable to a related party in the amount of $100,000.  Net cash provided by financing activities for the three months ended March 31, 2008 is the result of proceeds from bank borrowings of approximately $1,200,000, offset with payments to former shareholders of approximately $886,000 and capital lease obligation payments of approximately $29,000.

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

This uncertainty, recurring losses from operations, limited cash resources, and an accumulated deficit, among other factors, raise doubt about our ability to continue as a going concern and led our independent registered public accounting firm to include an explanatory paragraph in their report dated March 31, 2009 contained in the Company's consolidated financial statements as of and for the year ended December 31, 2008. The report concludes that these matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable under smaller reporting company scaled disclosure requirements

Item 4T.  Controls and Procedures

The Company maintains "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The management of the Company has designed and evaluated the Company's disclosure controls and procedures. Management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The Company's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2009, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as disclosed in the Company's Form 10-K for the year ended December 31, 2008. The material weaknesses identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

Item 1-A.  Risk Factors

Not applicable under smaller reporting company scaled disclosure requirements.

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Blue Hill bank borrowing agreements contain covenants pertaining to maintenance of various ratios.  At March 31, 2009, the company was in breach of these covenants.  As of May 15, 2009, the bank has not waived the ratio requirement.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 4.  Submission Of Matters To A Vote Of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
______________
(1)	Attached as an exhibit to this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	BPO MANAGEMENT SERVICES, INC.

By: /s/ Patrick A. Dolan Chief Financial Officer (principal executive officer)

By: /s/ Donald W. Rutherford Chief Financial Officer (principal financial officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002