Form 10-Q
period 2009-06-30
BPO Management Services, Inc.
filed 2009-08-14
CIK 768892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2009

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

The number of shares outstanding of the registrant’s only class of common stock, $0.10 par value, was 15,138,379 on August 13, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
IT outsourcing services	$2,848,147	$3,308,739	$5,833,864	$6,450,543
Healthcare	3,489,384	-	7,111,812	-
Human resource outsourcing servicing	225,653	592,226	528,839	972,835

Total revenues	6,563,184	3,900,965	13,474,515	7,423,378

Operating expenses:
Cost of services provided	4,745,799	1,782,555	9,496,167	3,274,170
Selling, general and administrative	2,482,060	1,741,587	4,824,648	4,172,982
Research and development	118,908	77,335	224,760	147,037
Depreciation and amortization	1,031,846	518,116	2,013,615	1,115,891
Share-based compensation	18,333	207,092	18,333	414,184
Restructuring costs	382,207	-	382,207	-

Total operating expenses	8,779,153	4,326,685	16,959,730	9,124,264

Loss from operations	(2,215,969)	(425,720)	(3,485,215)	(1,700,886)

Interest expense
Related parties	18,579	26,853	39,166	53,705
Other, net	110,618	21,053	236,024	41,076
Total interest expense	129,197	47,906	275,190	94,781

Loss before income taxes	(2,345,166)	(473,626)	(3,760,405)	(1,795,667)

Income tax expense	7,800	-	15,600	44,452

Loss from continuing operations	(2,352,966)	(473,626)	(3,776,005)	(1,840,119)

Discontinued operations (Note 3):
Loss from operations of discontinued business	(2,686,089)	(457,709)	(2,738,321)	(863,286)

Net loss	(5,039,055)	(931,335)	(6,514,326)	(2,703,405)

Foreign currency translation gain (loss)	535,642	(46,842)	460,335	(180,194)

Comprehensive loss	$(4,503,413)	$(978,177)	$(6,053,991)	$(2,883,599)

Loss per share - basic and diluted
Loss from continuing operations	$(0.15)	$(0.04)	$(0.25)	$(0.15)
Loss from discontinued operations	(0.18)	(0.04)	(0.18)	(0.07)
Net loss per share - basic and diluted	$(0.33)	$(0.08)	$(0.43)	$(0.22)

Basic and diluted weighted average common shares outstanding	15,165,586	12,671,034	15,165,586	12,457,919

See accompanying notes to condensed consolidated financial statements.
2008 amounts have been reclassified to reflect discontinued operations.  See Note 3

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,584,771	$2,895,711
Accounts receivable, net of allowance for doubtful accounts of $492,186 and $505,338, respectively	3,998,273	5,408,156
Prepaid expenses and other current assets	1,021,271	928,647
Current assets held for sale	2,148,025	2,290,630
Total current assets	8,752,340	11,523,144

Equipment, net	7,378,058	7,170,213
Goodwill	2,282,064	2,282,064
Intangible assets, net	3,878,498	4,192,955
Other assets	801,298	1,244,641
Non-current assets held for sale	2,392,982	4,447,545
	$25,485,240	$30,860,562
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of lines of credit and long-term debt	$3,099,156	$2,196,652
Current portion of capital lease obligations	572,301	394,765
Accounts payable	5,337,939	4,687,333
Accrued expenses	2,777,293	2,856,021
Restructuring liability	347,774	-
Accrued interest-related party	39,166	-
Accrued dividend payable	1,369,331	1,369,331
Accrued dividend payable-related party	651,281	651,281
Amount due former shareholders of acquired companies	-	1,000,000
Deferred revenues	1,989,218	2,091,277
Related party notes payable	830,246	930,246
Other current liabilities	120,000	137,715
Current liabilities associated with assets held for sale	4,108,277	4,101,437
Total current liabilities	21,241,982	20,416,058

Lines of credit and long-term debt, net of current portion	-	722,304
Capital lease obligations, net of current portion	780,568	690,278
Other long-term liabilities	1,205,922	742,520
Non-current liabilities associated with assets held for sale	-	5,694
Total liabilities	23,228,472	22,576,854

Commitments and contingencies (Note 9)

Stockholders' equity
Convertible preferred stock, Series B, par value $1.00; authorized 21,105,000 shares; 21,103,955 shares issued and outstanding	21,103,955	21,103,955
Common stock, par value $0.10; authorized 1,900,000,000 shares; 15,165,586 shares issued and outstanding	1,516,559	1,516,559
Additional paid-in capital	14,714,257	14,687,206
Accumulated deficit	(35,221,055)	(28,706,729)
Accumulated other comprehensive income (loss), foreign currency translation adjustments	143,052	(317,283)
Total stockholders' equity	2,256,768	8,283,708
	$25,485,240	$30,860,562

See accompanying notes to condensed consolidated financial statements.
2008 amounts have been reclassified to reflect assets and liabilities held for sale of discontinued operations. See Note 3

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities:
Net loss	$(6,514,326)	$(2,703,405)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Loss from discontinued operations	2,738,321	863,286
Depreciation	1,706,856	573,252
Amortization of intangible assets	306,759	542,639
Increase in the reserve for doubtful accounts	322,888	-
Non-cash compensation expense recognized on issuance of stock options	27,051	414,184

Changes in operating assets and liabilities:
Accounts receivable	1,086,995	(594,646)
Prepaid expenses and other current assets	272,412	(229,591)
Other assets	78,307	5,292
Accounts payable	650,606	(548,762)
Accrued expenses	(78,728)	422,231
Restructuring liability	347,774	-
Accrued interest-related parties	39,166	(9,306)
Accrued dividends-related parties	-	749,837
Amount due former shareholders of acquired companies	-	(215,944)
Deferred revenues	(102,059)	(16,345)
Other long-term liabilities	379,181	-
Net cash provided by (used in) operating activities	1,261,203	(747,278)

Cash flows from investing activities:
Purchase of equipment and internally developed capitalized software, net	(1,391,536)	(450,672)
Release of restricted cash	-	922,888
Net cash provided by (used in) investing activities	(1,391,536)	472,216

Cash flows from financing activities:
Proceeds from bank loans	246,706	718,740
Repayment of notes issued to former shareholders of acquired companies	(1,000,000)	(885,827)
Repayment of capital lease obligations	(255,339)	(83,479)
Proceeds from issuance of preferred stock, net of cash paid for commissions and direct costs	-	5,157,996
Dividends accrued on preferred stock	-	(753,461)
Repayment of notes payable - related party	(100,000)	-
Net cash provided by (used in) financing activities	(1,108,633)	4,153,969
Net cash provided by (used in) discontinued operations	(540,007)	84,551
Effect of exchange rate changes on cash and cash equivalents (cumulative)	468,033	(57,945)
Net change in cash	(1,310,940)	3,905,513
Cash and cash equivalents, beginning of period	2,895,711	857,941
Cash and cash equivalents, end of period	$1,584,771	$4,763,454

See accompanying notes to condensed consolidated financial statements.
2008 amounts have been reclassified to reflect cash flows from discontinued operations. See Note 3

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$236,024	$117,049
Income taxes	$15,000	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment under capital leases	$354,515	$380,161
Issuance of preferred A shares stock dividend	$-	$689

See accompanying notes to condensed consolidated financial statements.
2008 amounts have been reclassified to reflect cash flows from discontinued operations. See Note 3

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1.  Organization and Basis of Presentation

Organization

BPO Management Services, Inc. was incorporated in 1982 in the state of Pennsylvania and was previously named Healthaxis, Inc.  On December 30, 2008, Healthaxis Inc. (as used in these Condensed Consolidated Financial Statements, “Healthaxis”) acquired the publicly held BPO Management Services, Inc. (“Legacy BPOMS”) in a reverse merger and immediately changed its name to BPO Management Services, Inc., also referred to “BPOMS.”  BPOMS is a provider of business process outsourcing services providing information technology outsourcing (“ITO”) services, Healthcare administrative systems and related services and financial and accounting outsourcing (“Healthcare”) services and human resource outsourcing (“HRO”) services to middle market enterprises.

For accounting purposes, the acquisition has been treated as a recapitalization of Legacy BPOMS as the acquirer. The historical consolidated financial statements prior to December 30, 2008, are those of the Legacy BPOMS. All share-related data have been presented giving effect to the recapitalization resulting from the reverse merger.  References in these Condensed Consolidated Financial Statements to the “Company” or “BPOMS” refer to BPOMS.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three  and six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008. For 2008, amounts have been reclassified to reflect discontinued operations on the condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of cash flows and in the notes contained herein (see Note 3).

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of BPOMS and its wholly-owned subsidiaries. All significant intercompany accounts, transactions and profits among the consolidated entities have been eliminated upon consolidation. Each of the following entities is included in consolidation as of date of its inception or acquisition.

Company	Inception/Acquisition Date
BPO Management Services, Inc. (the "Company") or ("BPOMS")	Inception date: July 26, 2005
Adapsys Document Management LP ("ADM") (2)	Acquired: July 29, 2005
Adapsys LP ("ADP") (2)	Acquired: July 29, 2005
Digica, Inc. ("Digica") (1)	Acquired: January 1, 2006
Novus Imaging Solutions, Inc. ("Novus") (2)	Acquired: September 30, 2006
NetGuru Systems, Inc. ("NGSI")	Acquired: December 15, 2006
Research Engineers, GmbH ("GmbH")	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc. ("DocuCom") (2)	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc. ("HRMS")	Acquired: June 29, 2007
Blue Hill Data Services, Inc. ("Blue Hill")	Acquired: October 10, 2007
BPO Management Services, Ltd. ("BPOMS Ltd") (2)	Amalgamation: January 1, 2008
Healthaxis Inc. ("Healthaxis") (3)	Acquired: December 30, 2008

(1)	Effective January 1, 2008, Digica was merged with Blue Hill
(2)
On January 1, 2008, ADM, ADP, Novus and DocuCom were amalgamated into one company, BPO Management Services, Ltd.  As of June 30, 2009, these operations were held for sale and classified as discontinued operations as discussed in Note 3.

(3)
Because the merger of Legacy BPOMS and Legacy Healthaxis took place at the end of fiscal 2008, the operating results for the three and six months ended June 30, 2009 include those of the Healthcare segment, while the operating results for the three and six months ended June 30, 2008 do not include the Healthcare segment.

Going Concern

The Company incurred a loss from continuing operations of $3.8 million and a net decline in cash of $1.3 million for the six months ended June 30, 2009. The Company has historically funded its operations from the private placement of shares of its common stock and preferred stock and through the founders’ bridge loan facility established in August 2006. To meet the needs of the current business, to fund growth, and to complete additional acquisitions during the next twelve months, the Company anticipates raising capital by issuing its securities and/or debt in one or more private transactions or by way of a strategic merger.

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

Although the Company expects to meet its operating capital needs by additional equity and/or debt transactions, or by way of a strategic merger, there can be no assurance that funds required will be available on terms acceptable to the Company, if at all. If the Company is unable to raise sufficient funds on acceptable terms, it may be not be able to complete its business plan. If equity financing is available to the Company on acceptable terms, it could result in dilution to the Company’s existing stockholders.

The report of the Company's independent registered public accounting firm dated March 31, 2009 contained in the Company's condensed consolidated financial statements as of and for the year ended December 31, 2008 included a paragraph that explains that the Company had incurred recurring operating losses, a working capital deficit and an accumulated deficit of $28.7 million as of December 31, 2008. The report concluded that these matters, among others, raised substantial doubt about the Company's ability to continue as a going concern.

Concentration of Risk

The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable balances. For the three and six months ended June 30, 2009 one customer accounted for $1.1 million (17%) and $2.1 million (15%), respectively, of the Company’s total revenues.  At June 30, 2009 and December 31, 2008, two customers individually accounted for more than 10% of the Company’s accounts receivable as shown in the table below.

	Percent of accounts and note receivable
	June 30, 2009	Dec. 31, 2008
Customer A	15%	13%
Customer B	14%	11%

Research and Development

The Company's research and development ("R&D") costs consist mainly of software developers' salaries. The Company follows the provisions of SFAS No. 86 to capitalize software development costs when technological feasibility has been established and to stop capitalization when the product is available for general release to customers. The Company capitalized software development costs of approximately $155,100 and $70,600 during the three months ended June 30, 2009 and 2008, respectively and $295,774 and $237,600 during the six months ended June 30, 2009 and 2008, respectively.

Reclassifications

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current presentation.  For 2008, amounts have been reclassified to reflect discontinued operations on the condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of cash flows and in the notes contained herein (see Note 3).

	Three Months Ended June 30,		Six Months Ended June 30,
Loss From Continuing Operations:	2009	2008	2009	2008
Numerator:
Loss from continuing operations	$(2,352,966)	$(473,626)	$(3,776,005)	$(1,840,119)
Less:
Preferred dividends paid in stock	-	(34,759)	-	(68,836)
Loss and numerator used in computing basic and diluted loss per share	$(2,352,966)	$(508,385)	$(3,776,005)	$(1,908,955)

Loss From Discontinued Operations:
Numerator:
Loss from discontinued operations	$(2,686,089)	$(457,709)	$(2,738,321)	$(863,286)

Loss and numerator used in computing basic and diluted loss per share	$(2,686,089)	$(457,709)	$(2,738,321)	$(863,286)
Denominator:
Denominator for basic and diluted net loss per share-weighted average number of common shares outstanding	15,165,586	12,671,034	15,165,586	12,457,919

Loss per share - basic and dilluted
Loss from continuing operations	$(0.15)	$(0.04)	$(0.25)	$(0.15)
Loss from discontinued operations	(0.18)	(0.04)	(0.18)	(0.07)
Net loss per share - basic and diluted	$(0.33)	$(0.08)	$(0.43)	$(0.22)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the company reported net losses in all the reporting periods:

	As of June 30,
	2009	2008
Options to purchase shares of common stock	4,571,847	5,002,954
Warrants to purchase shares of common stock	2,189,868	68,086,261
Shares of convertible preferred stock - Legacy BPOMS Series A	-	1,637,710
Shares of convertible preferred stock - Legacy BPOMS Series B	-	1,449,204
Shares of convertible preferred stock - Legacy BPOMS Series D	-	22,833,341
Shares of convertible preferred stock - Legacy BPOMS Series D-2	-	20,999,998
Shares of convertible preferred stock - Series B	21,103,955	-

Total	27,865,670	120,009,468

Impact of Recently Issued Accounting Standards

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”).  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In addition, FAS 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  FAS 165 is effective for interim and annual periods ending after June 15, 2009.  We do not expect adoption of FAS 165 to have a material effect on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (FAS 166) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”) to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FAS 168” or “Codification”).  This Codification will become the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, in our third quarter of fiscal 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

3.  Discontinued Operations

In the second quarter of 2009, the Board of Directors authorized management to pursue the sale of the Canadian operations (“BPOMS Ltd.”), thus BPOMS Ltd. operations have been accounted for as discontinued operations.  The results of operations of these businesses have been removed from the results of continuing operations for all periods presented.  The assets and liabilities of discontinued operations have been reclassified and are segregated in the condensed consolidated balance sheets.  Based on additional facts, and in connection with the Company’s preparation of these financial statements, the Company recorded an impairment charge of approximately $2,420,170 to write down the discontinued operations to its estimated fair value.

On July 30, 2009, BPOMS entered into a Share Purchase Agreement with CriticalControl Solutions Corp., an Alberta corporation located in Calgary, Alberta, Canada which then closed on July 31, 2009.  Under the terms of the Agreement, BPOMS sold all of the issued and outstanding capital stock of BPOMS Ltd., an Ontario corporation and all intercompany debt owed by BPOMS, Ltd., to the buyer.  BPOMS, Ltd. is the operating subsidiary in which all of the Company’s Canadian operations are maintained and represents a substantial component of its ECM business.

The operating results of the Canadian based business have been classified as discontinued operations and are summarized below:

Discontinued Operations
	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$3,371,342	$3,919,793	$6,252,893	$7,679,966

Loss from discontinued operations	$(2,686,089)	$(457,709)	$(2,738,321)	$(863,286)

The assets and liabilities of BPOMS Ltd. held for sale as of June 30, 2009 and December 31, 2008 are summarized below:
	June 30,	December 31,
Assets Held For Sale	2009	2008

Cash and cash equivalents	$276,155	$-
Accounts receivable, net	1,579,164	2,017,649
Inventory	178,876	181,968
Prepaid expenses and other current assets	113,830	91,013
Total current assets	2,148,025	2,290,630

Equipment, net	510,167	565,564
Goodwill	693,974	2,574,107
Intangible assets, net	1,152,049	1,307,874
Other assets	36,792	-
Total non-current assets	$2,392,982	$4,447,545

Liabilities Associated With Assets Held For Sale

Bank debt	$1,345,878	$1,257,482
Accounts payable	1,168,125	1,016,200
Accrued expenses	664,738	572,551
Deferred revenues	506,172	865,862
Income taxes payable	175,832	146,695
Other current liabilities	247,532	242,647
Total current liabilities	4,108,277	4,101,437

Long-term bank debt	-	5,694
Total non-current liabilities	$-	$5,694

4.  Business Combinations

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

An acquired identifiable intangible asset in the amount of $1,600,000 was assigned to customer contracts.  The purchase price and costs associated with the reverse merger of Healthaxis exceeded the Company’s allocation of the fair value of net assets acquired by $2,282,064, which was assigned to goodwill.  The amount assigned to goodwill is not expected to be deductible for United States income tax or state income tax purposes.

The following unaudited pro forma information presents the combined results of operations of the Company as though the merger with Healthaxis had been consummated on January 1, 2008. The pro forma financial information does not necessarily reflect the actual results of operations had the merger been consummated at the beginning of the period or which may be attained in the future.

Unaudited Pro Forma Statement of Operations For the Three Months Ended June 30, 2008:
	BPOMS	Healthaxis	Pro Forma
Revenues	$3,900,965	$3,935,000	$7,835,965

Net loss	$(931,335)	$(81,000)	$(1,012,335)

Basic and diluted loss per common share	$(0.07)	$(0.01)	$(0.07)

Basic and diluted weighted average common shares outstanding	12,671,034	8,402,464	15,165,586

Unaudited Pro Forma Statement of Operations For the Six Months Ended June 30, 2008:

	BPOMS	Healthaxis	Pro Forma
Revenues	$7,423,378	$7,939,000	$15,362,378

Net loss	$(2,703,405)	$(623,000)	$(3,326,405)

Basic and diluted loss per common share	$(0.22)	$(0.07)	$(0.22)

Basic and diluted weighted average common shares outstanding	12,457,919	8,364,161	15,165,586

5.  Lines of Credit and Long-Term Debt

Blue Hill has a credit facility from Comerica Bank which includes a revolving operating line limited to the lesser of the $1,000,000 maximum availability or 80% of eligible accounts receivable and carries interest at the daily adjusting LIBOR rate plus 4.0%, which amounted to 4.3% at June 30, 2009, a $500,000 term loan amortized over a four year period and bearing interest at the Comerica Bank prime rate plus 1.25%, which amounted to 4.5% at June 30, 2009, a specific advance facility for equipment purchases up to a maximum of $500,000 bearing interest at the Comerica Bank prime rate plus 1.00%, which amounted to 4.25% at June 30, 2009 and a specific advance facility for equipment purchases up to a maximum of $700,000 bearing interest at the daily adjusting LIBOR rate plus 6.0%, which amounted to 6.3% at June 30, 2009. The loans are supported by a general security interest in all the assets of Blue Hill and the operating facility is also supported by the guaranty of Legacy BPOMS and the subordination of loans of a minimum of $1,400,000, payable by Blue Hill to Legacy BPOMS, to Comerica Bank. At June 30, 2009 Blue Hill had an outstanding balance of $752,926 under the operating line, $322,917 under the term loan, $46,883 under the equipment loan and $674,000 under the second equipment loan.  These loan agreements contain covenants pertaining to maintenance of various ratios.  At June 30, 2009, the Company was in breach of these covenants.  Under the terms of the agreement, the bank may call the loans if the Company is in violation of any restrictive covenant.  As of August 14, 2009, the bank has provided a notice of default to the Company and has not waived the ratio requirement. Accordingly the entire amount of the loans, $1,796,726, including the long-term portion of approximately $793,700, has been included in current liabilities.

On July 22, 2009, certain of the Company’s healthcare subsidiaries entered into an amended and restated loan and security agreement with Silicon Valley Bank (the “Amended LSA”).  Under this agreement, the subsidiaries may borrow up to the lesser of (i) $1.6 million or (ii) 80% of eligible accounts receivable subject to certain adjustments.  Advances under the Amended LSA bear interest at SVB’s prime rate (4.0% at June 30, 2009) plus 3.5% plus a collateral handling fee of 0.35% per month.  The Amended LSA contains customary affirmative and negative covenants including the maintenance of a specified level of EBITDA as defined by the Amended LSA.  Advances under the Amended LSA are covered by a first priority lien on substantially all the assets of the Company’s healthcare subsidiaries, including intellectual property.  The Amended LSA matures June 14, 2010.

6.  Related Party Transactions

The Company is a party to a Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with a significant shareholder.  Healthcare BPO Partners, based in Jaipur, India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations.  The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica.  For the three and six months ended June 30, 2009, the Company incurred costs of approximately $128,000, and $257,000 related to the Resourcing Agreement.  At June 30, 2009 and December 31, 2008, the Company had accounts payable to Healthcare BPO Partners of approximately $86,000 and $129,000, respectively.

7.  Segment and Geographic Data

The Company is a business process outsourcing services provider. The Company's operating segments are:

●	Information Technology services outsourcing (ITO)
●	Healthcare administrative systems and related services and financial and accounting outsourcing services or (Healthcare) and
●	Human resources outsourcing (HRO)

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

Due to the classification of BPOMS Ltd. as discontinued operations, these operations have been removed from the segment discussion contained herein.  The operations of BPOMS Ltd. comprised approximately 95% of the segment the Company had previously reported as its ECM operations, thus the Company has eliminated any further discussion of the ECM segment and has reclassified the remaining former ECM operations in its ITO Operations discussion.

The significant components of worldwide operations by reportable operating segment for the three and six months ended June 30, 2009 and 2008, respectively, are:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues
ITO	$2,848,147	$3,308,739	$5,833,864	$6,450,543
Healthcare	3,489,384	-	7,111,812	-
HRO	225,653	592,226	528,839	972,835
Consolidated	$6,563,184	$3,900,965	$13,474,515	$7,423,378

Operating income (loss)
ITO	$(998,544)	$240,704	$(1,499,610)	$172,410
Healthcare	109,265	-	251,192	-
HRO	(101,771)	34,718	(200,384)	(159,319)
Corporate	(1,224,919)	(701,142)	(2,036,413)	(1,713,977)
Consolidated	$(2,215,969)	$(425,720)	$(3,485,215)	$(1,700,886)

Depreciation and amortization expense
ITO	$525,524	$429,886	$994,339	$856,133
Healthcare	428,941	-	863,110	-
HRO	13,296	23,289	27,157	130,579
Corporate	64,085	64,941	129,009	129,179
Consolidated	$1,031,846	$518,116	$2,013,615	$1,115,891

The Company's continuing consolidated operations are based in domestic and foreign subsidiaries and branch offices in the U.S. and Germany. The following are significant components of worldwide operations by geographic location:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenues
North America	$6,506,784	$3,702,732	$13,211,043	$7,065,307
Europe	56,400	198,233	263,472	358,071
Consolidated	$6,563,184	$3,900,965	$13,474,515	$7,423,378

	At June 30,	At December 31,
Long-Lived Assets	2009	2008
North America	$16,712,636	$18,956,867
Europe	20,264	15,515
Consolidated	$16,732,900	$18,972,382

8.  Restructuring Plan

In the second quarter of 2009, the Company initiated a restructuring program to reduce overhead costs, which included workforce reduction and consolidation of administrative activities.  These restructuring charges are generally of a nonrecurring nature and are excluded from segment financial results, which is our measure used for evaluating performance and for decision-making purposes.  For the quarter ended June 30, 2009, we recorded approximately $150,000 related to employee severance and approximately $232,000 for lease exit costs based on the present value of remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

9.  Commitments and Contingencies

The Company is a defendant along with two of its officers in a lawsuit that commenced on May 28, 2009 in the Supreme Court of the State of New York, County of New York, Index No. 601661-2009 entitled BridgePointe Master Fund Ltd. v. BPO Management Services, Inc., James Cortens, and Patrick Dolan. The complaint asserts, among other things, claims for (1) breach of certain provisions of warrants held by BridgePointe; (2) breach of the implied covenant of good faith and fair dealing related to certain stock agreements to which Legacy BPOMS and BridgePointe were parties; and (3) breach of fiduciary duty against two executive officers of BPO Management Services, Inc., Mr. Patrick Dolan and Mr. James Cortens.  The complaint seeks damages in excess of $3.2 million from the Company and the other defendants.  The Company does not currently believe that the claims have any merit and intends to file an answer before expiration of the response period, which has been extended by stipulation of the parties until August 25, 2009.  The Company intends to vigorously defend the lawsuit.

10.  Subsequent Event

On July 30, 2009, BPOMS entered into a Share Purchase Agreement with CriticalControl Solutions Corp., an Alberta corporation located in Calgary, Alberta, Canada and the transaction closed on July 31, 2009.  Under the terms of the Agreement, BPOMS sold all of the issued and outstanding capital stock of BPO Management Services, Ltd., an Ontario corporation and all inter-Company debt owed by BPOMS, Ltd., to the buyer.  The total purchase price payable at closing to BPOMS was 100,000 Canadian Dollars.  BPOMS, Ltd., with the backing of the buyer, will continue to be responsible for its outstanding liabilities (which totaled $4.7 million Canadian Dollars at closing).  BPOMS, Ltd. is the operating subsidiary in which all of the Company’s Canadian operations are maintained.

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

The financial information contained in this report reflects the Merger as if Legacy BPOMS had issued consideration to Legacy Healthaxis shareholders.  As a result, financial information derived from the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows included with this report for the three and six months ended June 30, 2008 reflects the consolidated financial results of Legacy BPOMS alone, while financial information derived from the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2009 reflects the post-merger consolidated financial results of BPOMS.  Financial information derived from the Consolidated Balance Sheet at December 31, 2008 reflects the consolidated assets and liabilities of Legacy BPOMS and Legacy Healthaxis at December 31, 2008, while financial information derived from the Condensed Consolidated Balance Sheet at June 30, 2009 reflects the post-merger consolidated assets and liabilities of BPOMS.  Please see Note 4 in the Notes to Condensed Consolidated Financial Statements for additional discussion of the Merger and a pro forma presentation of financial results for the combined companies for the three and six months ended June 30, 2008.

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

We provide business process outsourcing (BPO) services primarily to middle-market enterprises in the United States.  “BPO” refers to the outsourcing of entire business processes, typically to reduce cost and/or to improve the performance of that process.  Our objective is to provide a comprehensive suite of BPO functions to support the back-office business requirements of middle-market enterprises on an outsourced and/or recurring revenue basis.

Our primary business offerings are:

●	Information technology services outsourcing or “ITO”;

●	Healthcare administrative systems and related services and financial and accounting outsourcing services or “Healthcare and F&A”, and

●	Human resources information systems and related outsourcing services, or “HRO”

As of June 30, 2009, Management was proceeding under a plan to divest of its Canadian operations.  Financial information in this report is  provided for the Canadian operations as discontinued operations, and the results of the Canadian operations have therefore been removed from the following discussion of the results of continuing operations.  On July 31, 2009, the Company sold those operations to CriticalControl Solutions Corp.

Although we reported a loss from operations of $2.2 million for the second quarter, the loss includes non-cash expenses including depreciation and amortization of $1.0 million, bad debt expense of approximately $322,888 and restructuring charges of $382,207. These items do not impact the operating cash flows of the business or are not expected to negatively impact future operating results. We believe this is evidenced by the fact that the Company generated positive cash flow from operations of approximately $1.3 million for the six months ended June 30, 2009.

Our business plan for 2009 is to focus on our core strengths in information technology outsourcing and our offerings in managed services and software for healthcare benefits administration, finance and accounting, and human resources.  We believe that our growth opportunities in these areas are the keys for putting BPOMS on a faster track for growth and profitability.  In the second quarter of 2009, we initiated a restructuring program to reduce overhead costs, which included workforce reduction and consolidation of administrative activities.  We will continue our work on integrating the Company’s operations to achieve additional financial synergies.  Our longer term strategy continues to focus on organic growth and accretive acquisitions.  Our business and strategic plans for 2009 are likely to be negatively impacted by the current severe financial conditions and resulting poor business environment.  In the current environment, customers and prospects are likely to delay or avoid making decisions on whether to outsource business process functions, making sales extremely difficult to close.  The financial health of some of our customers may also be at risk and we may see declines in volume as some customers scale back their operations or cease activities that rely on our services.  The current condition of the capital markets will also have a negative impact on our plans for strategic growth and may limit our options for raising needed additional capital as described below under the caption “Liquidity and Capital Resources.”

Consolidated Results of Operations

Legacy BPOMS began operations in July 26, 2005 and merged with netGuru, Inc. on December 15, 2006 in a reverse merger.  For accounting purposes, the acquisition was treated as a recapitalization of Legacy BPOMS with Legacy BPOMS as the acquirer. The historical statements of operations included in this annual report for the three and six months ended June 30, 2008, are those of Legacy BPOMS.

Except as referenced in footnote (2) below, the following entities of Legacy BPOMS are included in the consolidated results of operations from the date of their respective acquisitions:

Company	Segment	Inception/Acquisition Date

BPO Management Services, Inc. (the "Company") or ("BPOMS")	Corporate	Inception date: July 26, 2005
Adapsys Document Management LP ("ADM") (2)	(2)	Acquired: July 29, 2005
Adapsys LP ("ADP") (2)	(2)	Acquired: July 29, 2005
Digica, Inc. ("Digica") (1)	ITO	Acquired: January 1, 2006
Novus Imaging Solutions, Inc. ("Novus") (2)	(2)	Acquired: September 30, 2006
NetGuru Systems, Inc. ("NGSI")	ITO	Acquired: December 15, 2006
Research Engineers, GmbH ("GmbH")	ITO	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc. ("DocuCom") (2)	(2)	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc. ("HRMS")	HRO	Acquired: June 29, 2007
Blue Hill Data Services, Inc. ("Blue Hill")	ITO	Acquired: October 10, 2007
BPO Management Services, Ltd. ("BPOMS Ltd") (2)	(2)	Amalgamation: January 1, 2008
Healthaxis Inc. ("Healthaxis") (3)	Healthcare	Acquired: December 30, 2008

(1)	Effective January 1, 2008, Digica was merged with Blue Hill
(2)
On January 1, 2008, ADM, ADP, Novus and DocuCom were amalgamated into one company, BPO Management Services, Ltd.  As of June 30, 2009, these operations were held for sale and classified as discontinued operations.

(3)
Because the merger of Legacy BPOMS and Legacy Healthaxis took place at the end of fiscal 2008, the operating results for the three and six months ended June 30, 2009 include those of the Healthcare segment, while the operating results for the three and six months ended June 30, 2008 do not include the Healthcare segment.

Operations Reporting

BPOMS combines its continuing operating entities into three separate reporting segments:

●	IT Outsourcing (“ ITO”) comprised of Blue Hill, Digica (which was merged with Blue Hill in January 2008), NGSI and GmbH,
●	Healthcare comprised of Legacy Healthaxis, and
●	Human Resources Outsourcing (“HRO”) comprised of HRMS.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

ITO Operations

	For the three months ended June 30,
	2009	2008	Change

Revenues:	$2,848,147	$3,308,739	$(460,592)

Operating expenses :
Cost of services provided	2,040,827	1,641,673	399,154
Selling, general and administrative	1,161,432	919,142	242,290
Research and development	118,908	77,335	41,573
Depreciation and amortization	525,524	429,886	95,638

Total operating expenses	3,846,691	3,068,035	778,656

Income (loss) from operations before interest and income taxes	$(998,544)	$240,704	$(1,239,248)

Sales for the three months ended June 30, 2009 of $2,848,147 decreased 14% from $3,308,739 for the three months ended June 30, 2008 due to a decline in information technology consulting services provided on a time and materials basis, reduced sales of collaborative software tools, and the loss of legacy data center customers that were acquired and consolidated their IT operations with those of the acquiror.  Cost of services provided of $2,040,827 increased from $1,641,673 primarily due to increased costs for software and licensing fees of approximately $215,000 and increased wages of approximately $185,000.  Much of these expenses related to the securing and ramping up of additional contracts that are anticipated to generate greater revenue as they come on stream.  Selling, general and administrative expenses of $1,161,432 increased 26% from $919,142 primarily due to an increase in bad debt expense related to the bankruptcy of two customers.  Research and development (“R&D”) expenses for the three months ended June 30, 2009 of $118,908 increased $41,573 from $77,335 primarily due to increases in software developers’ wages for development of enhancements to and integrations with the EReview collaborative software product.  Depreciation and amortization expenses for the three months ended June 30, 2009 increased $95,638 primarily due to the acquisition of fixed assets throughout 2008 and 2009, offset by the reduction of amortization expense of approximately $118,000 due to the impairment loss of $2,765,429 on intangible assets recorded at December 31, 2008.

Healthcare Operations (1)

	June 30,
For Three Months Ended	2009	% of Revenue

Revenues:	$3,489,384

Operating expenses :
Cost of services provided	2,619,373	75.1%
Selling, general and administrative	331,805	9.5%
Research and development (2)	-	0.0%
Depreciation and amortization	428,941	12.3%

Total operating expenses	3,380,119	96.9%

Income from operations before interest and income taxes	$109,265	3.1%

(1)
Due to the merger with Legacy Healthaxis occuring on December 30, 2008, there is no comparable 2008 period with which to compare Healthcare's quarterly results for the three months ended June 30, 2009.

(2)	The Company capitalized software development costs of approximately $127,587 for the three months ended June 30, 2009.

HRO Operations
	For the three months ended June 30,
	2009	2008	Change

Revenues	$225,653	$592,226	$(366,573)
Operating expenses :
Cost of services provided	85,599	140,882	(55,283)
Selling, general and administrative	228,529	393,337	(164,808)
Depreciation and amortization	13,296	23,289	(9,993)

Total operating expenses	$327,424	$557,508	$(230,084)

Income (loss) from operations before interest and income taxes	$(101,771)	$34,718	$(136,489)

Sales for the three months ended June 30, 2009 of $225,653 decreased from $592,226 for the three months ended June 30, 2008 primarily due to a significant drop in professional services revenue combined with lower maintenance renewals as companies have dramatically reduced spending on less critical administrative applications.  Cost of services provided of $85,599 decreased from $140,882 primarily due to the reduction of personnel.  Selling, general and administrative expenses of $228,529 decreased from $393,337 as reductions in personnel and variable sales and marketing costs were offset by an increase of the bad debt reserve of approximately $85,000.  The change in depreciation and amortization expense between periods was not significant.  Software development costs of approximately $29,600 and $70,600 were capitalized for the three months ended June 30, 2009 and 2008, respectively.

Corporate Operations

	For the three months ended June 30,
	2009	2008	Change
Operating expenses :
Selling, general and administrative	$760,294	$429,109	$331,185
Research and development	-	-	-
Depreciation and amortization	64,085	64,941	(856)
Stock based compensation	18,333	207,092	(188,759)
Restructuring costs	382,207	-	382,207

Total operating expenses before interest and income taxes	$1,224,919	$701,142	$523,777

Selling, general and administrative expenses for the three months ended June 30, 2009 of $760,294 increased from $429,109 for the three months ended June 30, 2008. For the three months ended June 30, 2008, the Company released a contingent liability of approximately $215,000, and as a result, the prior year expenses are lower by this amount.  The overall change results from the release of this liability combined with corporate related expenses in the 2009 period from the reverse merger with Legacy Healthaxis of approximately $105,000. The decrease in stock-based compensation expense is a result of all Legacy BPOMS stock-based awards becoming fully vested and completely expensed as of December 31, 2008, a result of the reverse merger with Legacy Healthaxis on December 30, 2008.  In the second quarter of 2009, the Company initiated a restructuring program to reduce overhead costs, which included workforce reduction and consolidation of administrative activities.  These restructuring charges are generally of a nonrecurring nature and are excluded from segment financial results, which is our measure used for evaluating performance and for decision-making purposes.  For the quarter ended June 30, 2009, we recorded approximately $150,000 related to employee severance and approximately $232,000 for lease exit costs based on the present value of remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

Interest Expense

	For the three months ended June 30,
	2009	2008	Change
Interest expense:
Related parties	$18,579	$26,853	(8,274)
Other, net	110,618	21,053	89,565

Total interest expense	$129,197	$47,906	$81,291

Total interest expense for the three months ended June 30, 2009 of $129,197 increased  $81,291 from $47,906 for the three months ended June 30, 2008, primarily due to the increased usage of various loan facilities and the addition of approximately $45,600 in interest expense associated with the operations of our new Healthcare segment.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

ITO Operations

	For the six months ended June 30,
	2009	2008	Change

Revenues:	$5,833,864	$6,450,543	$(616,679)

Operating expenses :
Cost of services provided	3,809,261	2,992,159	817,102
Selling, general and administrative	2,305,114	2,282,804	22,310
Research and development	224,760	147,037	77,723
Depreciation and amortization	994,339	856,133	138,206

Total operating expenses	7,333,474	6,278,133	1,055,341

Income (loss) from operations before interest and income taxes	$(1,499,610)	$172,410	$(1,672,020)

Sales for the six months ended June 30, 2009 of $5,833,864 decreased 10% from $6,450,543 for the six months ended June 30, 2008 due to a decline in information technology consulting services provided on a time and materials basis, reduced sales of collaborative software tools, and the loss of legacy data center customers that were acquired and consolidated their IT operations with those of the acquiror.  Cost of services provided of $3,809,261 increased from $2,992,159 primarily due to increased costs for software and licensing fees of approximately $426,000 and increased wages of approximately $357,000.  Much of these expenses related to the securing and ramping up of additional contracts that are anticipated to generate greater revenue as they come on stream.  Selling, general and administrative expenses of $2,305,114 increased 1% from $2,282,804.  Research and development (“R&D”) expenses for the six months ended June 30, 2009 of $224,760 increased $77,723 from $147,037 primarily due to increases in software developers’ wages for development of enhancements to and integrations with the EReview collaborative software product.  Depreciation and amortization expenses for the six months ended June 30, 2009 increased $138,206 primarily due to the continued acquisition of fixed assets throughout 2008 and the first six months of 2009, offset by the reduction of amortization expense of approximately $283,000 due to the impairment loss of $2,765,429 on intangible assets recorded at December 31, 2008.

Healthcare Operations (1)

	June 30,
For Six Months Ended	2009	% of Revenue

Revenues:	$7,111,812

Operating expenses :
Cost of services provided	5,468,304	76.9%
Selling, general and administrative	529,206	7.4%
Research and development (2)	-	0.0%
Depreciation and amortization	863,110	12.2%

Total operating expenses	6,860,620	96.5%

Income from operations before interest and income taxes	$251,192	3.5%

(1)	Due to the merger with Legacy Healthaxis occuring on December 30, 2008, there is no comparable 2008 period with which to compare Healthcare's results for the six months ended June 30, 2009.

(2)	The Company capitalized software development costs of approximately $213,133 for the six months ended June 30, 2009.

HRO Operations

	For the six months ended June 30,
	2009	2008	Change

Revenues	$528,839	$972,835	$(443,996)

Operating expenses :
Cost of services provided	218,602	282,011	(63,409)
Selling, general and administrative	483,464	719,564	(236,100)
Depreciation and amortization	27,157	130,579	(103,422)

Total operating expenses	$729,223	$1,132,154	$(402,931)

Loss from operations before interest and income taxes	$(200,384)	$(159,319)	$(41,065)

Sales for the six months ended June 30, 2009 of $528,839 decreased from $972,835 for the six months ended June 30, 2008 primarily due to a significant drop in professional services revenue combined with lower maintenance renewals as companies have dramatically reduced spending on less critical administrative applications.  Cost of services provided of $218,602 decreased from $282,011 primarily due to the reduction of personnel.  Selling, general and administrative expenses of $483,464 decreased from $719,564 as reductions in personnel and variable sales and marketing costs were somewhat offset by an increase of the bad debt reserve of approximately $85,000.  Depreciation and amortization expense for the six months ended June 30, 2009 decreased $103,422 from $130,579 for the six months ended June 30, 2008 primarily due to a SFAS 141 revaluation in the second quarter of 2008 which resulted in a reduction of values previously assigned to fixed assets and intangible assets.  Software development costs of $84,700 and $237,600 were capitalized for the six months ended June 30, 2009 and 2008, respectively.

Corporate Operations

	For the six months ended June 30,
	2009	2008	Change
Operating expenses :
Selling, general and administrative	$1,506,864	$1,170,614	$336,250
Research and development	-	-	-
Depreciation and amortization	129,009	129,179	(170)
Stock based compensation	18,333	414,184	(395,851)
Restructuring costs	382,207	-	382,207

Total operating expenses before interest and income taxes	$2,036,413	$1,713,977	$322,436

Selling, general and administrative expenses for the six months ended June 30, 2009 of $1,506,864 increased from $1,170,614 for the six months ended June 30, 2008. For the six months ended June 30, 2008, the Company released a contingent liability of approximately $215,000, and as a result, the prior year expenses are lower by this amount.  The overall change results from the release of this liability combined with corporate related expenses in the 2009 period from the reverse merger with Legacy Healthaxis of approximately $238,000. These changes were partially offset by a broad based decrease of overall corporate expenses.  The decrease in stock-based compensation expense is a result of all Legacy BPOMS stock-based awards became fully vested and completely expensed as of December 31, 2008, a result of the reverse merger with Legacy Healthaxis on December 30, 2008.  In the second quarter of 2009, the Company initiated a restructuring program to reduce overhead costs, which included workforce reduction and consolidation of administrative activities.  These restructuring charges are generally of a nonrecurring nature and are excluded from segment financial results, which is our measure used for evaluating performance and for decision-making purposes.  For the six months ended June 30, 2009, we recorded approximately $150,000 related to employee severance and approximately $232,000 for lease exit costs based on the present value of remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

Interest Expense

	For the six months ended June 30,
	2009	2008	Change
Interest expense:
Related parties	$39,166	$53,705	(14,539)
Other, net	236,024	41,076	194,948

Total interest expense	$275,190	$94,781	$180,409

Total interest expense for the six months ended June 30, 2009 of $275,190 increased  $180,409 from $94,781 for the six months ended June 30, 2008, primarily due to the increased usage of various loan facilities and the addition of approximately $98,600 in interest expense associated with the operations of our new Healthcare segment.

Liquidity and Capital Resources

Overview of Cash Resources

At June 30, 2009, our cash and cash equivalents amounted to $1.6 million compared to $2.9 million at December 31, 2008.  The sources and uses of cash during 2009 are described more fully in “Analysis of Cash Flows” below.  The Company’s focus is on becoming profitable and generating positive cash flow, however in the event that we are unable to generate cash from operations or raise additional capital, then our business would be adversely affected.

On July 22, 2009, certain of the Company’s healthcare subsidiaries entered into an amended and restated loan and security agreement with Silicon Valley Bank (the “Amended LSA”).  Under this agreement, the subsidiaries may borrow up to the lesser of (i) $1.6 million or (ii) 80% of eligible accounts receivable subject to certain adjustments.  Advances under the Amended LSA bear interest at SVB’s prime rate (4.0% at June 30, 2009) plus 3.5% plus a collateral handling fee of 0.35% per month.  The Amended LSA contains customary affirmative and negative covenants including the maintenance of a specified EBITDA level.  Advances under the Amended LSA are covered by a first priority lien on substantially all the assets of the Company’s healthcare subsidiaries, including intellectual property.  The Amended LSA matures June 14, 2010.  At June 30, 2009, the Legacy Healthaxis Subsidiaries had outstanding balances of $1,050,000 and $252,430 under the revolving line and equipment line, respectively.

Blue Hill has a credit facility from Comerica Bank which includes a revolving operating line limited to the lesser of the $1,000,000 maximum availability or 80% of eligible accounts receivable and carries interest at the daily adjusting LIBOR rate plus 4.0%, which amounted to 4.3% at June 30, 2009, a $500,000 term loan amortized over a four year period and bearing interest at the Comerica Bank prime rate plus 1.25%, which amounted to 4.5% at June 30, 2009, a specific advance facility for equipment purchases up to a maximum of $500,000 bearing interest at the Comerica Bank prime rate plus 1.00%, which amounted to 4.25% at June 30, 2009 and a specific advance facility for equipment purchases up to a maximum of $700,000 bearing interest at the daily adjusting LIBOR rate plus 6.0%, which amounted to 6.3% at June 30, 2009. The loans are supported by a general security interest in all the assets of Blue Hill and the operating facility is also supported by the guaranty of Legacy BPOMS and the subordination of loans of a minimum of $1,400,000, payable by Blue Hill to Legacy BPOMS, to Comerica Bank. At June 30, 2009 Blue Hill had an outstanding balance of $752,926 under the operating line, $322,917 under the term loan, $46,883 under the equipment loan and $674,000 under the second equipment loan.  These loan agreements contain covenants pertaining to maintenance of various ratios.  At June 30, 2009, the Company was in breach of these covenants.  Under the terms of the agreement, the bank may call the loans if the Company is in violation of any restrictive covenant.  As of August 14, 2009, the bank has provided a notice of default to the Company and has not waived the ratio requirement, but has allowed the Company to continue to borrow on the revolving line and has not demanded repayment in full of the obligations to the bank.  Accordingly the entire amount of the loans, $1,796,726, including the long-term portion of approximately $793,700, has been included in current liabilities.

Analysis of Cash Flows

Cash provided by operating activities for the six months ended June 30, 2009 was approximately $1.3 million as compared to cash used in operating activities of approximately $747,000 for the same period in 2008.  The improvement was primarily the result of changes in working capital, including generating cash from the reduction of accounts receivable combined with a higher accounts payable balance.  These increases to cash flow from operations were partially offset by the increased net loss from continuing operations.

Cash used in investing activities during the six months ended June 30, 2009 was approximately $1.4 million as compared to cash provided by investing activities of approximately $472,000 for the same period in 2008.  During the six months ended June 30, 2009, the Company’s purchase of equipment and internally developed capitalized software amounted to approximately $1.4 million.  For the six months ended June 30, 2008, cash provided by investing activities was due to the release of restricted cash in the amount of approximately $923,000 offset by the purchase of equipment of approximately $451,000.

Net cash used in financing activities during the six months ended June 30, 2009 was approximately $1.1 million as compared to net cash provided by financing activities of approximately $4.2 million for the same period in 2008.  Net cash used in financing activities for the six months ended June 30, 2009 is the net result of proceeds from bank loans of approximately $247,000, offset by repayment of bank loans of approximately $587,000, payment of notes issued to former shareholders of $1.0 million, repayment of capital lease obligations of approximately $255,000 and repayment of a note payable to a related party in the amount of $100,000.  Net cash provided by financing activities for the six months ended June 30, 2008 is the result of proceeds from the issuance of preferred stock of $5.2 million plus net bank borrowings of approximately $719,000 offset by payments to former shareholders of approximately $886,000, dividend payments of approximately $753,000 and capital lease obligation payments of approximately $83,000.

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

The Company's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2009, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as disclosed in the Company's Form 10-K for the year ended December 31, 2008. The material weaknesses identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of business. However, except as described below, there are no pending legal proceedings or claims to which we are a party or of which any of our property is subject that in the opinion of management could reasonably be expected to have a material adverse effect on our business or financial condition.

The Company is a defendant along with two of its officers in a lawsuit that commenced on May 28, 2009 in the Supreme Court of the State of New York, County of New York, Index No. 601661-2009 entitled BridgePointe Master Fund Ltd. v. BPO Management Services, Inc., James Cortens, and Patrick Dolan. The complaint asserts, among other things, claims for (1) breach of certain provisions of warrants held by BridgePointe; (2) breach of the implied covenant of good faith and fair dealing related to certain stock agreements to which Legacy BPOMS and BridgePointe were parties; and (3) breach of fiduciary duty against two executive officers of BPO Management Services, Inc., Mr. Patrick Dolan and Mr. James Cortens.  The complaint seeks damages in excess of $3.2 million from the Company and the other defendants.  The Company has not yet formally responded to the complaint, but does not currently believe that the claims have any merit.  The Company intends to vigorously defend the lawsuit.

Item 1-A.  Risk Factors

Not applicable under smaller reporting company scaled disclosure requirements.

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Blue Hill bank borrowing agreements contain covenants pertaining to maintenance of various ratios.  At June 30, 2009, the company was in breach of these covenants and as of such date, the total amount outstanding under these agreements was $1,796,726.  As of August 14, 2009, the bank has provided a notice of default to the Company and has not waived the ratio requirement but has allowed the Company to continue to borrow on the revolving line and has not demanded repayment in full of the obligations to the bank.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 4.  Submission Of Matters To A Vote Of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

10.1	Employment Separation Agreement dated as of May 6, 2009 between the Company, Former BPOMS and Donald W. Rutherford (2)

10.2	Employment Agreement dated as of October 15, 2008 between the Former BPOMS and John M. Carradine (2)

10.3	Employment Agreement dated as of October 15, 2008 between the Former BPOMS and Ronald K. Herbert (2)

10.4	Second Amendment to the BPO Management Services, Inc., 2007 Stock Incentive Plan dated May 13, 2009 (1)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
______________
(1)	Attached as an exhibit to this Form 10-Q.

(2)	Incorporated by reference to Current Report on Form 8-K filed May 8, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009	BPO MANAGEMENT SERVICES, INC.

By: /s/ Patrick A. Dolan Chief Executive Officer (principal executive officer)

By: /s/ Ronald K. Herbert Chief Financial Officer (principal financial officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

10.1	Employment Separation Agreement dated as of May 6, 2009 between the Company, Former BPOMS and Donald W. Rutherford

10.2	Employment Agreement dated as of October 15, 2008 between the Former BPOMS and John M. Carradine

10.3	Employment Agreement dated as of October 15, 2008 between the Former BPOMS and Ronald K. Herbert

10.4	Second Amendment to the BPO Management Services, Inc., 2007 Stock Incentive Plan dated May 13, 2009

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002