Form 10-Q
period 2009-09-30
BPO Management Services, Inc.
filed 2009-11-13
CIK 768892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

The number of shares outstanding of the registrant’s only class of common stock, $0.10 par value, was 15,116,838 on November 12, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
IT outsourcing services	$2,676,977	$3,377,155	$8,510,841	$9,827,698
Healthcare	3,334,816	-	10,446,628	-
Human resource outsourcing servicing	86,139	366,157	614,978	1,338,992

Total revenues	6,097,932	3,743,312	19,572,447	11,166,690

Operating expenses:
Cost of services provided	4,511,790	1,938,998	14,007,957	5,213,168
Selling, general and administrative	1,955,387	2,037,938	6,780,035	6,210,920
Research and development	124,429	81,221	349,189	228,258
Depreciation and amortization	1,032,106	544,781	3,045,721	1,660,672
Share-based compensation	-	207,091	18,333	621,275
Restructuring costs	-	-	382,207	-
Goodwill and intangible asset impairment	2,356,452	-	2,356,452	-

Total operating expenses	9,980,164	4,810,029	26,939,894	13,934,293

Loss from operations	(3,882,232)	(1,066,717)	(7,367,447)	(2,767,603)

Interest expense
Related parties	18,782	27,148	57,948	80,853
Other, net	110,816	12,953	346,840	54,029
Total interest expense	129,598	40,101	404,788	134,882

Loss before income taxes	(4,011,830)	(1,106,818)	(7,772,235)	(2,902,485)

Income tax expense	-	19,500	15,600	63,952

Loss from continuing operations	(4,011,830)	(1,126,318)	(7,787,835)	(2,966,437)

Discontinued operations (Note 3):
Loss from sale of discontinued business	(203,854)	(736,088)	(2,942,175)	(1,599,374)

Net loss	(4,215,684)	(1,862,406)	(10,730,010)	(4,565,811)

Foreign currency translation gain (loss)	(110,658)	(8,372)	349,677	(188,566)

Comprehensive loss	$(4,326,342)	$(1,870,778)	$(10,380,333)	$(4,754,377)

Loss per share - basic and diluted
Loss from continuing operations	$(0.27)	$(0.09)	$(0.51)	$(0.24)
Loss from discontinued operations	(0.01)	(0.06)	(0.19)	(0.13)
Net loss per share - basic and diluted	$(0.28)	$(0.15)	$(0.70)	$(0.37)

Basic and diluted weighted average common shares outstanding	15,138,379	12,671,034	15,156,517	12,529,216

See accompanying notes to condensed consolidated financial statements.
2008 amounts have been reclassified to reflect discontinued operations. See Note 3

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,004,790	$2,895,711
Accounts receivable, net of allowance for doubtful accounts of $534,858 and $505,338, respectively	3,933,364	5,408,156
Prepaid expenses and other current assets	1,046,258	928,647
Current assets held for sale	-	2,290,630
Total current assets	5,984,412	11,523,144

Equipment, net	6,828,277	7,170,213
Goodwill	-	2,282,064
Intangible assets, net	3,633,328	4,192,955
Other assets	614,513	1,244,641
Non-current assets held for sale	-	4,447,545
	$17,060,530	$30,860,562
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of lines of credit and long-term debt	$3,050,345	$2,196,652
Current portion of capital lease obligations	487,343	394,765
Accounts payable	5,737,822	4,687,333
Accrued expenses	2,989,265	2,856,021
Restructuring liability	316,711	-
Accrued interest-related party	57,948	-
Accrued dividend payable	1,369,331	1,369,331
Accrued dividend payable-related party	651,281	651,281
Amount due former shareholders of acquired companies	-	1,000,000
Deferred revenues	1,609,883	2,091,277
Related party notes payable	830,246	930,246
Other current liabilities	120,000	137,715
Current liabilities associated with assets held for sale	-	4,101,437
Total current liabilities	17,220,175	20,416,058

Lines of credit and long-term debt, net of current portion	-	722,304
Capital lease obligations, net of current portion	799,488	690,278
Other long-term liabilities	1,110,440	742,520
Non-current liabilities associated with assets held for sale	-	5,694
Total liabilities	19,130,103	22,576,854

Commitments and contingencies (Note 9)

Stockholders' equity
Convertible preferred stock, Series B, par value $1.00; authorized 21,105,000 shares; 21,103,955 shares issued and outstanding	21,103,955	21,103,955
Common stock, par value $0.10; authorized 1,900,000,000 shares; 15,138,379 shares issued and outstanding	1,513,838	1,516,559
Additional paid-in capital	14,716,978	14,687,206
Accumulated deficit	(39,436,739)	(28,706,729)
Accumulated other comprehensive income (loss), foreign currency translation adjustments	32,395	(317,283)
Total stockholders' equity	(2,069,573)	8,283,708
	$17,060,530	$30,860,562

See accompanying notes to condensed consolidated financial statements.
2008 amounts have been reclassified to reflect assets and liabilities held for sale of discontinued operations. See Note 3

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

Cash flows from operating activities:
Net loss	$(10,730,010)	$(4,565,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from sale of discontinued operations	2,942,175	1,599,374
Depreciation	2,568,181	872,604
Amortization of intangible assets	477,540	788,068
Increase in the reserve for doubtful accounts	321,120	-
Non-cash equity compensation expense	27,051	621,275
Goodwill and intangible asset impairment	2,356,452	-

Changes in operating assets and liabilities:
Accounts receivable	1,153,672	(1,074,931)
Prepaid expenses and other current assets	247,425	(316,499)
Other assets	265,092	(404,744)
Accounts payable	1,050,489	(481,800)
Accrued expenses	133,244	554,594
Restructuring liability	316,711	-
Accrued interest-related parties	57,948	(27,306)
Accrued dividends-related parties	-	897,556
Amount due former shareholders of acquired companies	-	(215,944)
Deferred revenues	(481,394)	400,836
Other long-term liabilities	370,364	-
Net cash provided by (used in) operating activities	1,076,060	(1,352,728)

Cash flows from investing activities:
Purchase of equipment and internally developed capitalized software, net	(1,639,067)	(659,895)
Release of restricted cash	-	922,888
Net cash provided by (used in) investing activities	(1,639,067)	262,993

Cash flows from financing activities:
Proceeds from bank loans	111,230	491,292
Repayment of notes issued to former shareholders of acquired companies	(1,000,000)	(885,827)
Repayment of capital lease obligations	(385,390)	(161,036)
Proceeds from issuance of preferred stock, net of cash paid for commissions and direct costs	-	5,157,996
Dividends accrued on preferred stock	-	(753,461)
Repayment of notes payable - related party	(100,000)	(200,000)
Net cash provided by (used in) financing activities	(1,374,160)	3,648,964
Net cash used in discontinued operations	(711,131)	(419,882)
Effect of exchange rate changes on cash and cash equivalents (cumulative)	757,377	(72,212)
Net change in cash	(1,890,921)	2,067,135
Cash and cash equivalents, beginning of period	2,895,711	857,941
Cash and cash equivalents, end of period	$1,004,790	$2,925,076

See accompanying notes to condensed consolidated financial statements.
2008 amounts have been reclassified to reflect cash flows from discontinued operations. See Note 3

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$346,840	$300,050
Income taxes	$15,600	$70,465

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment under capital leases	$587,178	$434,146
Issuance of Series F Preferred Stock	$-	$8,949

See accompanying notes to condensed consolidated financial statements.
2008 amounts have been reclassified to reflect cash flows from discontinued operations. See Note 3

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Basis of Presentation

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  Operating results for the three and nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008. For 2008, amounts have been reclassified to reflect discontinued operations on the condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of cash flows and in the notes contained herein (see Note 3).

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

(1) Effective January 1, 2008, Digica was merged with Blue Hill
(2) On January 1, 2008, ADM, ADP, Novus and DocuCom were amalgamated into one company, BPO Management Services, Ltd.  These operations were sold in July 2009 as discussed in Note 3.
(3) Because the merger of Legacy BPOMS and Legacy Healthaxis took place at the end of fiscal 2008, the operating results for the three and nine months ended September 30, 2009 include those of the Healthcare segment, while the operating results for the three and nine months ended September 30, 2008 do not include the Healthcare segment.

Going Concern

The Company incurred a loss from continuing operations of $7.8 million and a net decline in cash of $1.9 million for the nine months ended September 30, 2009. The Company has historically funded its operations from the private placement of shares of its common stock and preferred stock and through the founders’ bridge loan facility established in August 2006. To meet the needs of the current business and to fund growth, the Company anticipates raising capital by issuing its securities and/or debt in one or more private transactions, by way of a strategic merger or divestiture of certain assets or operations.

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

Although the Company expects to meet its operating capital needs through one or more financing transactions, merger or divestiture of certain assets or operations, there can be no assurance that funds required will be available on terms acceptable to the Company, if at all. If the Company is unable to raise sufficient funds on acceptable terms, it may be not be able to complete its business plan or otherwise continue to operate its business. If equity financing is available to the Company on acceptable terms, it could result in dilution to the Company’s existing stockholders.

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

Concentration of Risk

The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable balances. For the three and nine months ended September 30, 2009 one customer accounted for $1.1 million (18%) and $3.2 million (16%), respectively, of the Company’s total revenues.  At September 30, 2009 and December 31, 2008, two customers individually accounted for more than 10% of the Company’s accounts receivable as shown in the table below.

	Percent of accounts and note receivable
	September 30, 2009	Dec. 31, 2008
Customer A	19%	13%
Customer B	11%	11%

Research and Development

The Company's research and development ("R&D") costs consist mainly of software developers' salaries. The Company follows Generally Accepted Accounting Principals (“GAAP”) to capitalize software development costs when technological feasibility has been established and to stop capitalization when the product is available for general release to customers. The Company capitalized software development costs of approximately $140,755 and $142,741 during the three months ended September 30, 2009 and 2008, respectively and $446,544 and $380,341 during the nine months ended September 30, 2009 and 2008, respectively.

Subsequent Events

The Company’s Management has evaluated subsequent events through November 13, 2009, which is the date that the Company’s condensed consolidated financial statements were filed. Management is aware of no material subsequent events that have occurred since September 30, 2009 that would require recognition or disclosure in the condensed consolidated financial statements.

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

Basic and Diluted Loss Per Share

In accordance with GAAP, we calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of September 30, 2009 and 2008, all potentially dilutive common stock equivalents amounted to 27,643,809 and 142,383,018 shares, respectively.

The following table illustrates the computation of basic and diluted loss per share from continuing and discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Loss From Continuing Operations:	2009	2008	2009	2008
Numerator:
Loss from continuing operations	$(4,011,830)	$(1,126,318)	$(7,787,835)	$(2,966,437)
Less:
Preferred dividends paid in stock	-	(34,759)	-	(68,836)
Loss and numerator used in computing basic and diluted loss per share	$(4,011,830)	$(1,161,077)	$(7,787,835)	$(3,035,273)

Loss From Discontinued Operations:
Numerator:
Loss from discontinued operations and numerator used in computing basic and diluted loss per share	$(203,854)	$(736,088)	$(2,942,175)	$(1,599,374)

Denominator:
Denominator for basic and diluted net loss per share-weighted average number of common shares outstanding	15,138,379	12,671,034	15,156,517	12,529,216

Loss per share - basic and dilluted
Loss from continuing operations	$(0.27)	$(0.09)	$(0.51)	$(0.24)
Loss from discontinued operations	(0.01)	(0.06)	(0.19)	(0.13)
Net loss per share - basic and diluted	$(0.28)	$(0.15)	$(0.70)	$(0.37)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the company reported net losses in all the reporting periods:

	As of September 30,
	2009	2008

Options to purchase shares of common stock	4,492,563	5,002,954
Warrants to purchase shares of common stock	2,047,291	68,086,261
Shares of convertible preferred stock - Legacy BPOMS Series A	-	1,637,710
Shares of convertible preferred stock - Legacy BPOMS Series B	-	1,449,204
Shares of convertible preferred stock - Legacy BPOMS Series D	-	22,833,341
Shares of convertible preferred stock - Legacy BPOMS Series D-2	-	20,999,998
Shares of convertible preferred stock - Legacy BPOMS Series F		22,373,550
Shares of convertible preferred stock - Series B	21,103,955	-

Total	27,643,809	142,383,018

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued a new accounting standard which provides guidance in accounting for transfers of financial assets to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This standard must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.   This standard must be applied to transfers occurring on or after the effective date.  We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this standard in fiscal 2010.

In June 2009, the FASB issued a new accounting standard which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed.  This standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  We are currently evaluating the potential impact that the adoption of this standard will have on our financial position and results of operations and will adopt the provisions of this standard in fiscal 2010.

In June 2009, the FASB issued new accounting standards codification and the hierarchy of generally accepted accounting principles.  This Codification is now the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, in all references made to US GAAP will now use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We are currently evaluating the impact of the adoption of these accounting standards on our condensed consolidated financial statements.

3.  Sale of Discontinued Operations

In the second quarter of 2009, the Board of Directors authorized management to pursue the sale of the BPOMS’ Canadian operations (“BPOMS Ltd.”). On July 30, 2009, BPOMS entered into a Share Purchase Agreement with CriticalControl Solutions Corp., an Alberta corporation located in Calgary, Alberta, Canada which then closed on July 31, 2009.  Under the terms of the Agreement, BPOMS sold all of the issued and outstanding capital stock of BPOMS Ltd., an Ontario corporation and all intercompany debt owed by BPOMS, Ltd., to the buyer.  The total purchase price payable at closing to BPOMS was 100,000 Canadian Dollars.  BPOMS, Ltd., with the backing of the buyer, became responsible for its outstanding liabilities (which totaled $4.7 million Canadian Dollars at closing).

BPOMS Ltd. operations have been accounted for as discontinued operations in prior periods.  The results of operations of these businesses have been removed from the results of continuing operations for all periods presented.  The assets and liabilities of discontinued operations have been reclassified and are segregated in the condensed consolidated balance sheets. The Company recorded an impairment charge of approximately $2,420,170 in the second quarter of 2009 to write down the discontinued operations to its estimated fair value. During the third quarter of 2009, the sale of BPOMS, Ltd. resulted in an additional charge to discontinued operations of approximately $203,854. BPOMS, Ltd. was the operating subsidiary in which all of the Company’s Canadian operations were maintained and represents a substantial component of its ECM business.

The operating results of the Canadian based business have been classified as discontinued operations and are summarized below:

Discontinued Operations
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$-	$2,149,545	$6,252,893	$9,829,511

Loss from discontinued operations	$(203,854)	$(2,462,660)	$(2,942,175)	$(1,599,374)

Loss per share from discontinuted operations	$(0.01)	$(0.19)	$(0.19)	$(0.13)

Basic and diluted weighted average common shares outstanding	15,138,379	12,671,034	15,156,517	12,529,216

The assets and liabilities of BPOMS Ltd. held for sale as of December 31, 2008 are summarized below:

December 31,
Assets Held For Sale	2008

Cash and cash equivalents	$-
Accounts receivable, net	2,017,649
Inventory	181,968
Prepaid expenses and other current assets	91,013
Total current assets	2,290,630

Equipment, net	565,564
Goodwill	2,574,107
Intangible assets, net	1,307,874
Other assets	-
Total non-current assets	$4,447,545

Liabilities Associated With Assets Held For Sale

Bank debt	$1,257,482
Accounts payable	1,016,200
Accrued expenses	572,551
Deferred revenues	865,862
Income taxes payable	146,695
Other current liabilities	242,647
Total current liabilities	4,101,437

Long-term bank debt	5,694
Total non-current liabilities	$5,694

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

Unaudited Pro Forma Statement of Operations For the Three Months Ended September 30, 2008:

	BPOMS	Healthaxis	Pro Forma

Revenues	$3,743,312	$3,676,000	$7,419,312

Net loss	$(1,862,406)	$(7,678,000)	$(9,540,406)

Basic and diluted loss per common share	$(0.15)	$(0.91)	$(0.63)

Basic and diluted weighted average common shares outstanding	12,671,034	8,427,295	15,138,379

Unaudited Pro Forma Statement of Operations For the Nine Months Ended September 30, 2008:

	BPOMS	Healthaxis	Pro Forma

Revenues	$11,166,690	$11,615,000	$22,781,690

Net loss	$(4,565,811)	$(8,301,000)	$(12,866,811)

Basic and diluted loss per common share	$(0.36)	$(0.99)	$(0.85)

Basic and diluted weighted average common shares outstanding	12,529,216	8,385,149	15,156,517

5.  Lines of Credit and Long-Term Debt

Blue Hill has a credit facility from Comerica Bank which includes a revolving operating line limited to the lesser of the $1,000,000 maximum availability or 80% of eligible accounts receivable and carries interest at the daily adjusting LIBOR rate plus 4.0%, which amounted to 4.25% at September 30, 2009, a $500,000 term loan amortized over a four year period and bearing interest at the Comerica Bank prime rate plus 1.25%, which amounted to 4.5% at September 30, 2009, a specific advance facility for equipment purchases up to a maximum of $500,000 bearing interest at the Comerica Bank prime rate plus 1.00%, which amounted to 4.25% at September 30, 2009 and a specific advance facility for equipment purchases up to a maximum of $700,000 bearing interest at the daily adjusting LIBOR rate plus 6.0%, which amounted to 6.25% at September 30, 2009. The loans are supported by a general security interest in all the assets of Blue Hill and the operating facility is also supported by the guaranty of Legacy BPOMS and the subordination of loans of a minimum of $1,400,000, payable by Blue Hill to Legacy BPOMS, to Comerica Bank. At September 30, 2009 Blue Hill had an outstanding balance of $646,485 under the operating line, $291,667 under the term loan, $43,687 under the equipment loan and $674,000 under the second equipment loan.  These loan agreements contain covenants pertaining to maintenance of various ratios.  At September 30, 2009, the Company was in breach of these covenants.  Under the terms of the agreement, the bank may call the loans if the Company is in violation of any restrictive covenant.  The bank has provided a notice of default to the Company and has not waived the ratio requirement. Accordingly the entire amount of the loans, $1,655,839, including the long-term portion of approximately $717,108, has been included in current liabilities.

On July 22, 2009, certain of the Company’s healthcare subsidiaries entered into an amended and restated loan and security agreement with Silicon Valley Bank (the “Amended LSA”).  Under this agreement, the subsidiaries may borrow up to the lesser of (i) $1.6 million or (ii) 80% of eligible accounts receivable subject to certain adjustments.  Advances under the Amended LSA bear interest at SVB’s prime rate (4.0% at September 30, 2009) plus 3.5% plus a collateral handling fee of 0.35% per month.  The Amended LSA contains customary affirmative and negative covenants including the maintenance of a specified level of EBITDA as defined by the Amended LSA.  Advances under the Amended LSA are covered by a first priority lien on substantially all the assets of the Company’s healthcare subsidiaries, including intellectual property.  The Amended LSA matures June 14, 2010.  At September 30, 2009, the Company’s healthcare subsidiaries had outstanding balances of $1,224,130 and $170,376 under the related revolving line and equipment line, respectively.

6.  Related Party Transactions

The Company is a party to a Remote Resourcing Agreement with Healthcare BPO Partners L.P., a company affiliated with a significant shareholder.  Healthcare BPO Partners, based in Jaipur, India, provides personnel and infrastructure that is utilized by the Company to provide business process outsourcing services and other software development and technical support services to support the Company’s operations.  The resources provided by Healthcare BPO Partners supplement the Company’s existing wholly-owned operations in Utah, Texas and Jamaica.  For the three and nine months ended September 30, 2009, the Company incurred costs of approximately $111,000, and $334,000 related to the Resourcing Agreement. At September 30, 2009 and December 31, 2008, the Company had accounts payable to Healthcare BPO Partners of approximately $86,000 and $124,000, respectively.

7.  Segment and Geographic Data

The Company is a business process outsourcing services provider. The Company's operating segments are:

●	Information Technology services outsourcing (ITO),
●	Healthcare administrative systems and related services and financial and accounting outsourcing services or (Healthcare) and
●	Human resources outsourcing (HRO)

The Company applies GAAP which requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. The Company's management monitors unallocable expenses related to the Company's corporate activities in a separate "Corporate," which is reflected in the tables below.

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

The significant components of worldwide operations by reportable operating segment for the three and nine months ended September 30, 2009 and 2008, respectively, are:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenues
ITO	$2,676,977	$3,377,155	$8,510,841	$9,827,698
Healthcare	3,334,816	-	10,446,628	-
HRO	86,139	366,157	614,978	1,338,992
Consolidated	$6,097,932	$3,743,312	$19,572,447	$11,166,690

Operating income (loss)
ITO	$(825,345)	$(65,139)	$(2,324,955)	$107,271
Healthcare	145,019	-	396,211	-
HRO	(59,589)	(154,683)	(259,973)	(314,002)
Corporate	(3,142,317)	(846,895)	(5,178,730)	(2,560,872)
Consolidated	$(3,882,232)	$(1,066,717)	$(7,367,447)	$(2,767,603)

Depreciation and amortization expense
ITO	$544,151	$456,406	$1,538,490	$1,312,539
Healthcare	411,935	-	1,275,045	-
HRO	13,611	23,289	40,768	153,868
Corporate	62,409	65,086	191,418	194,265
Consolidated	$1,032,106	$544,781	$3,045,721	$1,660,672

The Company's continuing consolidated operations are based in domestic and foreign subsidiaries and branch offices in the U.S. and Germany. The following are significant components of worldwide operations by geographic location:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenues
North America	$6,009,192	$3,496,174	$19,220,235	$10,561,481
Europe	88,740	247,138	352,212	605,209
Consolidated	$6,097,932	$3,743,312	$19,572,447	$11,166,690

	At	At
	September 30,	December 31,
Long-Lived Assets	2009	2008
North America	$11,049,120	$18,956,867
Europe	26,998	15,515
Consolidated	$11,076,118	$18,972,382

8.  Restructuring Plan and Liability

In the second quarter of 2009, the Company initiated a restructuring program to reduce overhead costs, which included workforce reduction and consolidation of administrative activities.  These restructuring charges are generally of a nonrecurring nature and are excluded from segment financial results, which is our measure used for evaluating performance and for decision-making purposes.  For the quarter ended June 30, 2009, we recorded approximately $150,000 related to employee severance and approximately $232,000 for lease exit costs based on the present value of remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.  The Company paid approximately $31,000 during the three months ended September 30, 2009 with a remaining restructuring liability of $316,711 as of September 30, 2009.

9.  Commitments and Contingencies

From time to time we may be involved in claims arising in the ordinary course of business. However, except as described below, there are no other pending legal proceedings or claims to which we are a party or of which any of our property is subject that in the opinion of management, could reasonably be expected to have a material adverse effect on our business or financial condition. Due to our cash flow constraints, the number of vendors with past due balances and the aggregate dollar amount of those past due balances have continued to grow.  We expect that the number of threatened claims will continue to grow and that some of these vendors may file lawsuits seeking to collect amounts owed.  The Company does not believe that current threats of litigation from any single vendor would materially impact the Company, but the aggregate value of the claims could have a material negative impact on the Company if a substantial number of these vendors file lawsuits against us.

BridgePointe Master Fund Ltd.

The Company is a defendant along with two of its officers in a lawsuit that commenced on May 28, 2009 in the Supreme Court of the State of New York, County of New York, Index No. 601661-2009 entitled BridgePointe Master Fund Ltd. v. BPO Management Services, Inc., James Cortens, and Patrick Dolan. The complaint asserts, among other things, claims for (1) breach of certain provisions of warrants held by BridgePointe; (2) breach of the implied covenant of good faith and fair dealing related to certain stock agreements to which Legacy BPOMS and BridgePointe were parties; and (3) breach of fiduciary duty against two executive officers of BPO Management Services, Inc., Mr. Patrick Dolan and Mr. James Cortens.  The complaint seeks damages in excess of $3.2 million from the Company and the other defendants.  The Company does not currently believe that the claims have any merit.  On August 25, 2009, the Company filed its answer and a motion to dismiss the claims against the two officers and directors named in the suit.  The Company intends to continue to vigorously defend the lawsuit.

10.  Goodwill and Intangible Asset Impairment

The Company performs its annual goodwill and intangible asset impairment review in the fourth quarter of each year or when events and circumstances indicate that goodwill or intangible assets may be impaired.  As of September 30, 2009, management reviewed the carrying value of goodwill and intangible assets due to a change in circumstances and determined that goodwill and intangible asset impairment was probable and reasonably estimable.  The Company recognized a goodwill impairment charge of approximately $2.3 million and an intangible asset impairment charge of approximately $74,000.

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

The financial information contained in this report reflects the Merger as if Legacy BPOMS had issued consideration to Legacy Healthaxis shareholders.  As a result, financial information derived from the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows included with this report for the three and nine months ended September 30, 2008 reflects the consolidated financial results of Legacy BPOMS alone, while financial information derived from the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2009 reflects the post-merger consolidated financial results of BPOMS.  Financial information derived from the Consolidated Balance Sheet at December 31, 2008 reflects the consolidated assets and liabilities of Legacy BPOMS and Legacy Healthaxis at December 31, 2008, while financial information derived from the Condensed Consolidated Balance Sheet at September 30, 2009 reflects the post-merger consolidated assets and liabilities of BPOMS.  Please see Note 4 in the Notes to Condensed Consolidated Financial Statements for additional discussion of the Merger and a pro forma presentation of financial results for the combined companies for the three and nine months ended September 30, 2008.

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

As of July 31, 2009, the Company divested its Canadian operations, and thus the financial information in this report is provided for the Canadian operations as discontinued operations, and the results of the Canadian operations have therefore been removed from the following discussion of the results of continuing operations.

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

The third quarter loss from operations was $3.9 million, which included non-cash expenses for depreciation and amortization of $1.0 million and for goodwill and intangible asset impairment of $2.4 million.  We are starting to realize cost savings from our restructuring efforts as evidenced by the $527,000 reduction in selling, general and administrative expense as compared to the second quarter of 2009.  More importantly, our ITO operations have recently signed contracts with new customers with a total contract value exceeding $5.0 million and have several more opportunities with total contract value of more than $9.0 million in the contracting or advanced negotiation stage.

Consolidated Results of Operations

Legacy BPOMS began operations in July 26, 2005 and merged with netGuru, Inc. on December 15, 2006 in a reverse merger.  For accounting purposes, the acquisition was treated as a recapitalization of Legacy BPOMS with Legacy BPOMS as the acquirer. The historical statements of operations included in this annual report for the three and nine months ended September 30, 2008, are those of Legacy BPOMS.

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

(1) Effective January 1, 2008, Digica was merged with Blue Hill
(2) On January 1, 2008, ADM, ADP, Novus and DocuCom were amalgamated into one company, BPO Management Services, Ltd.  These operations were sold in July 2009 as discussed in Note 3.
(3) Because the merger of Legacy BPOMS and Legacy Healthaxis took place at the end of fiscal 2008, the operating results for the three and nine months ended September 30, 2009 include those of the Healthcare segment, while the operating results for the three and nine months ended September 30, 2008 do not include the Healthcare segment.

Operations Reporting

BPOMS combines its continuing operating entities into three separate reporting segments:

●	IT Outsourcing (“ ITO”) comprised of Blue Hill, Digica (which was merged with Blue Hill in January 2008), NGSI and GmbH,
●	Healthcare comprised of Legacy Healthaxis, and
●	Human Resources Outsourcing (“HRO”) comprised of HRMS.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

ITO Operations

	For the three months ended September 30,
	2009	2008	Change

Revenues:	$2,676,977	$3,377,155	$(700,178)

Operating expenses :
Cost of services provided	1,918,628	1,733,499	(185,129)
Selling, general and administrative	915,114	1,171,168	256,054
Research and development	124,429	81,221	(43,208)
Depreciation and amortization	544,151	456,406	(87,745)

Total operating expenses	3,502,322	3,442,294	(60,028)

Loss from operations before interest and income taxes	$(825,345)	$(65,139)	$(760,206)

Sales for the three months ended September 30, 2009 of $2,676,977 decreased 21% from $3,377,155 for the three months ended September 30, 2008 due to a decline in information technology consulting services provided on a time and materials basis, reduced sales of collaborative software tools, and the loss of legacy data center customers that were acquired and consolidated their IT operations with those of the acquiror.  Cost of services provided of $1,918,628 increased from $1,733,499 primarily due to increased costs for software and licensing fees of approximately $300,000, offset with reductions of consulting costs of approximately $130,000.  Much of these expenses related to securing and related increasing support of additional contracts that are anticipated to generate greater revenue as they come on stream. Selling, general and administrative expenses of $915,114 decreased 22% from $1,171,168 primarily due to a decrease in payroll costs of approximately $48,000 and consulting costs of approximately $190,000.  Research and development (“R&D”) expenses for the three months ended September 30, 2009 of $124,429 increased $43,208 from $81,221 primarily due to increases in software developers’ wages for development of enhancements to and integrations with the EReview collaborative software product.  Depreciation and amortization expenses for the three months ended September 30, 2009 increased $87,745 primarily due to the acquisition of fixed assets throughout 2008 and 2009, offset by the reduction of amortization expense of approximately $112,500 due to the impairment loss of $2,765,429 on intangible assets recorded at December 31, 2008.

Healthcare Operations (1)

	September 30,
For Three Months Ended	2009	% of Revenue

Revenues:	$3,334,816

Operating expenses :
Cost of services provided	2,515,981	75.4%
Selling, general and administrative	261,881	7.9%
Research and development (2)	-	0.0%
Depreciation and amortization	411,935	12.4%

Total operating expenses	3,189,797	95.7%

Income from operations before nterest and income taxes	$145,019	4.3%

(1)
Due to the merger with Legacy Healthaxis occuring on December 30, 2008, there is no comparable 2008 period with which to compare Healthcare's quarterly results for the three months ended September 30, 2009.

(2)	The Company capitalized software development costs of approximately$118,003 for the three months ended September 30, 2009.

HRO Operations

	For the three months ended September 30,
	2009	2008	Change

Revenues	$86,139	$366,157	$(280,018)

Operating expenses :
Cost of services provided	77,181	110,457	33,276
Selling, general and administrative	54,936	387,094	332,158
Depreciation and amortization	13,611	23,289	9,678

Total operating expenses	$145,728	$520,840	$375,112

Loss from operations before interest and income taxes	$(59,589)	$(154,683)	$95,094

Sales for the three months ended September 30, 2009 of $86,139 decreased from $366,157 for the three months ended September 30, 2008 due to a significant drop in professional services revenue combined with a reduction in software licensing fees and lower maintenance renewals as companies have dramatically reduced spending on less critical administrative applications.  Cost of services provided of $77,181 decreased from $110,457 primarily due to the reduction of personnel.  Selling, general and administrative expenses of $54,936 decreased from $387,094 due to reductions in personnel, consultant fees and variable sales and marketing costs.  The change in depreciation and amortization expense between periods was due to a SFAS revaluation in the second quarter of 2008 which resulted in a reduction to the values previously assigned to fixed assets and intangible assets.  Software development costs of approximately $29,600 and $70,600 were capitalized for the three months ended September 30, 2009 and 2008, respectively.

Corporate Operations

	For the three months ended September 30,
	2009	2008	Change

Operating expenses :
Selling, general and administrative	$723,456	$574,718	$(148,738)
Depreciation and amortization	62,409	65,086	2,677
Stock based compensation	-	207,091	207,091
Restructuring costs	-	-	-
Goodwill & Intangible asset impairment	2,356,452	-	(2,356,452)

Total operating expenses before interest and income taxes	$3,142,317	$846,895	$(2,295,422)

Selling, general and administrative expenses for the three months ended September 30, 2009 of $723,456 increased from $574,718 for the three months ended September 30, 2008, primarily due to the addition of corporate related expenses in the 2009 period from the reverse merger with Legacy Healthaxis of approximately $157,000 partially offset by broad-based decreases in corporate operating costs resulting from our restructuring and consolidation efforts. The decrease in stock-based compensation expense is a result of all Legacy BPOMS stock-based awards becoming fully vested and completely expensed as of December 31, 2008, a result of the reverse merger with Legacy Healthaxis on December 30, 2008.  The goodwill and intangible asset impairment charge resulted from Management’s review of the carrying value of the assets compared to their fair value during the three months ended September 30, 2009.

Interest Expense

	For the three months ended September 30,
	2009	2008	Change
Interest expense:
Related parties	$18,782	$27,148	8,366
Other, net	110,816	12,953	(97,863)

Total interest expense	$129,598	$40,101	$(89,497)

Total interest expense for the three months ended September 30, 2009 of $129,598 increased $89,497 from $40,101 for the three months ended September 30, 2008, primarily due to the increased usage of various loan facilities and the addition of approximately $57,450 in interest expense associated with the operations of our new Healthcare segment, partially offset by the reduction in notes payable to related parties.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

ITO Operations

	For the nine months ended September 30,
	2009	2008	Change

Revenues:	$8,510,841	$9,827,698	$(1,316,857)

Operating expenses :
Cost of services provided	5,727,889	4,820,700	(907,189)
Selling, general and administrative	3,220,228	3,358,930	138,702
Research and development	349,189	228,258	(120,931)
Depreciation and amortization	1,538,490	1,312,539	(225,951)

Total operating expenses	10,835,796	9,720,427	(1,115,369)

Income (loss) from operations before interest and income taxes	$(2,324,955)	$107,271	$(2,432,226)

Sales for the nine months ended September 30, 2009 of $8,510,841 decreased 13% from $9,827,698 for the nine months ended September 30, 2008 due to a decline in information technology consulting services provided on a time and materials basis, reduced sales of collaborative software tools, and the loss of legacy data center customers that were acquired and consolidated their IT operations with those of the acquiror.  Cost of services provided of $5,727,889 increased from $4,820,700 primarily due to increased costs for software and licensing fees of approximately $786,000 and increased wages of approximately $265,000 offset by reductions is consulting fees of approximately $143,000.  Much of these expenses related to securing and related increasing support of additional contracts that are anticipated to generate greater revenue as they come on stream. Selling, general and administrative expenses of $3,220,228 decreased from $3,358,930 primarily due to a reduction in payroll costs of approximately $117,000, reduction in consultant fees of approximately $147,000, partially offset with an increase in bad debt expense of approximately $138,000.  Research and development (“R&D”) expenses for the nine months ended September 30, 2009 of $349,189 increased $120,931 from $228,258 primarily due to increases in software developers’ wages for development of enhancements to and integrations with the EReview collaborative software product.  Depreciation and amortization expenses for the nine months ended September 30, 2009 increased $225,951 primarily due to the continued acquisition of fixed assets throughout 2008 and the first nine months of 2009, offset by the reduction of amortization expense of approximately $337,500 due to the impairment loss of $2,765,429 on intangible assets recorded at December 31, 2008.

Healthcare Operations (1)

	September 30,
For Nine Months Ended	2009	% of Revenue

Revenues:	$10,446,628

Operating expenses :
Cost of services provided	7,984,285	76.4%
Selling, general and administrative	791,087	7.6%
Research and development (2)	-	0.0%
Depreciation and amortization	1,275,045	12.2%

Total operating expenses	10,050,417	96.2%

Income from operations before interest and income taxes	$396,211	3.8%

(1) Due to the merger with Legacy Healthaxis occuring on December 30, 2008, there is no comparable 2008 period with which to compare Healthcare's results for the nine months ended September 30, 2009.

(2)  The Company capitalized software development costs of approximately $339,050 for the nine months ended September 30, 2009.

HRO Operations

	For the nine months ended September 30,
	2009	2008	Change

Revenues	$614,978	$1,338,992	$(724,014)

Operating expenses :
Cost of services provided	295,783	392,468	96,685
Selling, general and administrative	538,400	1,106,658	568,258
Depreciation and amortization	40,768	153,868	113,100

Total operating expenses	$874,951	$1,652,994	$778,043

Loss from operations before
interest and income taxes	$(259,973)	$(314,002)	$54,029

Sales for the nine months ended September 30, 2009 of $614,978 decreased from $1,338,992 for the nine months ended September 30, 2008 primarily due to a significant drop in professional services revenue combined with a reduction in software licensing fees and lower maintenance renewals as companies have dramatically reduced spending on less critical administrative applications.  Cost of services provided of $295,783 decreased from $392,468 primarily due to the reduction of personnel.  Selling, general and administrative expenses of $538,400 decreased from $1,106,658 as reductions in personnel and variable sales and marketing costs were somewhat offset by an increase in bad debt expense of approximately $85,000.  Depreciation and amortization expense for the nine months ended September 30, 2009 decreased $113,100 from $153,868 for the nine months ended September 30, 2008 primarily due to a SFAS revaluation in the second quarter of 2008 which resulted in a reduction of values previously assigned to fixed assets and intangible assets.  Software development costs of $84,700 and $237,600 were capitalized for the nine months ended September 30, 2009 and 2008, respectively.

Corporate Operations

	For the nine months ended September 30,
	2009	2008	Change

Operating expenses :
Selling, general and administrative	$2,230,320	$1,745,332	$(484,988)
Depreciation and amortization	191,418	194,265	2,847
Stock based compensation	18,333	621,275	602,942
Restructuring costs	382,207	-	(382,207)
Goodwill & Intangible asset impairment	2,356,452	-	(2,356,452)

Total operating expenses before interest and income taxes	$5,178,730	$2,560,872	$(2,617,858)

Selling, general and administrative expenses for the nine months ended September 30, 2009 of $2,230,320 increased from $1,745,332 for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, the Company released a contingent liability of approximately $215,000, and as a result, the prior year expenses are lower by this amount.  The overall change primarily results from the release of this liability combined with corporate related expenses in the 2009 period from the reverse merger with Legacy Healthaxis of approximately $335,000. These changes were partially offset by a broad based decrease of overall corporate expenses resulting from our restructuring and consolidation efforts.  The decrease in stock-based compensation expense is a result of all Legacy BPOMS stock-based awards became fully vested and completely expensed as of December 31, 2008, a result of the reverse merger with Legacy Healthaxis on December 30, 2008.  In the second quarter of 2009, the Company initiated a restructuring program to reduce overhead costs, which included workforce reduction and consolidation of administrative activities.  These restructuring charges are generally of a nonrecurring nature and are excluded from segment financial results, which is our measure used for evaluating performance and for decision-making purposes.  For the nine months ended September 30, 2009, we recorded approximately $150,000 related to employee severance and approximately $232,000 for lease exit costs based on the present value of remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.  The goodwill and intangible asset impairment charge resulted from Management’s review of the carrying value of the assets compared to their fair value during the three months ended September 30, 2009.

Interest Expense

	For the nine months ended September 30,
	2009	2008	Change
Interest expense:
Related parties	$57,948	$80,853	22,905
Other, net	346,840	54,029	(292,811)

Total interest expense	$404,788	$134,882	$(269,906)

Total interest expense for the nine months ended September 30, 2009 of $404,788 increased $269,906 from $134,882 for the nine months ended September 30, 2008, primarily due to the increased usage of various loan facilities and the addition of approximately $156,055 in interest expense associated with the operations of our new Healthcare segment, partially offset by the reduction of notes payable to related parties.

Liquidity and Capital Resources

Overview of Cash Resources

At September 30, 2009, our cash and cash equivalents amounted to $1.0 million compared to $2.9 million at December 31, 2008.  The sources and uses of cash during 2009 are described more fully in “Analysis of Cash Flows” below.  The Company’s focus is on becoming profitable and generating positive cash flow, however in the event that we are unable to generate sufficient cash from operations or raise additional capital, then our business would be adversely affected.

On July 22, 2009, certain of the Company’s healthcare subsidiaries entered into an amended and restated loan and security agreement with Silicon Valley Bank (the “Amended LSA”).  Under this agreement, the subsidiaries may borrow up to the lesser of (i) $1.6 million or (ii) 80% of eligible accounts receivable subject to certain adjustments.  Advances under the Amended LSA bear interest at SVB’s prime rate (4.0% at September 30, 2009) plus 3.5% plus a collateral handling fee of 0.35% per month.  The Amended LSA contains customary affirmative and negative covenants including the maintenance of a specified EBITDA level.  Advances under the Amended LSA are covered by a first priority lien on substantially all the assets of the Company’s healthcare subsidiaries, including intellectual property.  The Amended LSA matures June 14, 2010.  At September 30, 2009, the Company’s healthcare subsidiaries had outstanding balances of $1,224,130 and $170,376 under the related revolving line and equipment line, respectively.

Blue Hill has a credit facility from Comerica Bank which includes a revolving operating line limited to the lesser of the $1,000,000 maximum availability or 80% of eligible accounts receivable and carries interest at the daily adjusting LIBOR rate plus 4.0%, which amounted to 4.25% at September 30, 2009, a $500,000 term loan amortized over a four year period and bearing interest at the Comerica Bank prime rate plus 1.25%, which amounted to 4.5% at September 30, 2009, a specific advance facility for equipment purchases up to a maximum of $500,000 bearing interest at the Comerica Bank prime rate plus 1.00%, which amounted to 4.25% at September 30, 2009 and a specific advance facility for equipment purchases up to a maximum of $700,000 bearing interest at the daily adjusting LIBOR rate plus 6.0%, which amounted to 6.25% at September 30, 2009. The loans are supported by a general security interest in all the assets of Blue Hill and the operating facility is also supported by the guaranty of Legacy BPOMS and the subordination of loans of a minimum of $1,400,000, payable by Blue Hill to Legacy BPOMS, to Comerica Bank. At September 30, 2009 Blue Hill had an outstanding balance of $646,485 under the operating line, $291,667 under the term loan, $43,687 under the equipment loan and $674,000 under the second equipment loan.  These loan agreements contain covenants pertaining to maintenance of various ratios.  At September 30, 2009, the Company was in breach of these covenants.  Under the terms of the agreement, the bank may call the loans if the Company is in violation of any restrictive covenant.  The bank has provided a notice of default to the Company and has not waived the ratio requirement, but has allowed the Company to continue to borrow on the revolving line and has not demanded immediate repayment in full of the obligations to the bank.  Accordingly the entire amount of the loans, $1,655,839, including the long-term portion of approximately $717,108, has been included in current liabilities.

Analysis of Cash Flows

Cash provided by operating activities for the nine months ended September 30, 2009 was approximately $1.1 million as compared to cash used in operating activities of approximately $1.4 million for the same period in 2008.  The improvement was primarily the result of changes in working capital, including generating cash from the reduction of accounts receivable combined with a higher accounts payable balance.  These increases to cash flow from operations were partially offset by the increased net loss from continuing operations.

Cash used in investing activities during the nine months ended September 30, 2009 was approximately $1.6 million as compared to cash used in investing activities of approximately $263,000 for the same period in 2008.  During the nine months ended September 30, 2009, the Company’s purchase of equipment and internally developed capitalized software amounted to approximately $1.6 million.  For the nine months ended September 30, 2008, cash used by investing activities was due to the purchase of equipment of approximately $660,000, offset by the release of restricted cash in the amount of approximately $923,000.

Net cash used in financing activities during the nine months ended September 30, 2009 was approximately $1.4 million as compared to net cash provided by financing activities of approximately $3.6 million for the same period in 2008.  Net cash used in financing activities for the nine months ended September 30, 2009 is the net result of proceeds from bank loans of approximately $111,000, payment of notes issued to former shareholders of $1.0 million, repayment of capital lease obligations of approximately $385,000, repayment of a note payable to a related party in the amount of $100,000.  Net cash provided by financing activities for the nine months ended September 30, 2008 is the result of proceeds from the issuance of preferred stock of $5.2 million plus net bank borrowings of approximately $491,000 offset by payments to former shareholders of approximately $886,000, dividend payments of approximately $753,000, repayment of note payable to a related party in the amount of $200,000 and capital lease obligation payments of approximately $161,000.

During the next twelve months, the Company anticipates raising capital necessary to meet the needs of its current business, grow its business and complete additional acquisitions by issuing its securities and/or debt in one or more private transactions, merger, or divestiture of certain assets or operations.

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

Although we plan to meet our operating capital needs through one or more financing transactions, merger, or divestiture of certain assets or operations, there can be no assurance that funds required will be available on terms acceptable to us, if at all. If we are unable to raise sufficient funds on acceptable terms, we may not be able to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

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

The Company's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2009, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as disclosed in the Company's Form 10-K for the year ended December 31, 2008. The material weaknesses identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of business. However, except as described below, there are no other pending legal proceedings or claims to which we are a party or of which any of our property is subject that in the opinion of management, could reasonably be expected to have a material adverse effect on our business or financial condition. Due to our cash flow constraints, the number of vendors with past due balances and the aggregate dollar amount of those past due balances have continued to grow.  We expect that the number of threatened claims will continue to grow and that some of these vendors may file lawsuits seeking to collect amounts owed.  The Company does not believe that current threats of litigation from any single vendor would materially impact the Company, but the aggregate value of the claims could have a material negative impact on the Company if a substantial number of these vendors file lawsuits against us.

BridgePointe Master Fund Ltd.

The Company is a defendant along with two of its officers in a lawsuit that commenced on May 28, 2009 in the Supreme Court of the State of New York, County of New York, Index No. 601661-2009 entitled BridgePointe Master Fund Ltd. v. BPO Management Services, Inc., James Cortens, and Patrick Dolan. The complaint asserts, among other things, claims for (1) breach of certain provisions of warrants held by BridgePointe; (2) breach of the implied covenant of good faith and fair dealing related to certain stock agreements to which Legacy BPOMS and BridgePointe were parties; and (3) breach of fiduciary duty against two executive officers of BPO Management Services, Inc., Mr. Patrick Dolan and Mr. James Cortens.  The complaint seeks damages in excess of $3.2 million from the Company and the other defendants.  The Company does not currently believe that the claims have any merit.  On August 25, 2009, the Company filed its answer and a motion to dismiss the claims against the two officers and directors named in the suit. The Company intends to continue to vigorously defend the lawsuit.

Item 1-A.  Risk Factors

Not applicable under smaller reporting company scaled disclosure requirements.

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Blue Hill bank borrowing agreements contain covenants pertaining to maintenance of various ratios.  At September 30, 2009, the company was in breach of these covenants and as of such date, the total amount outstanding under these agreements was $1,655,839.  The bank has provided a notice of default to the Company and has not waived the ratio requirement but has allowed the Company to continue to borrow on the revolving line and has not demanded immediate repayment in full of the obligations to the bank.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 4.  Submission Of Matters To A Vote Of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

10.1	Share Purchase Agreement dated July 30, 2009 by and between BPOMS, Inc. and CriticalControl Solutions Corp. (1)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

__________________
(1)	Attached as an exhibit to this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2009	BPO MANAGEMENT SERVICES, INC.

	By:	/s/ Patrick A. Dolan
Chief Executive Officer (principal executive officer)

By:	/s/ Ronald K. Herbert
Chief Financial Officer (principal financial officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

10.1	Share Purchase Agreement dated July 30, 2009 by and between BPOMS, Inc. and CriticalControl Solutions Corp.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002